Form 10-Q
period 1996-06-30
BALDWIN & LYONS INC
filed 1996-08-02
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



  -----------------------------------------------------------------------------

           For Quarter Ended                     Commission file number
             June 30, 1996                               0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                35-0160330
             -------------                           --------------
    (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)           Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
- - ---------------------------------------------------     --------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                  -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1996:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,447,529
   Class B (nonvoting)                     11,650,645

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
- - ----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             June 30           December 31
                                               1996                1995
                                            ---------           ---------
ASSETS
Investments:
   Fixed maturities                         $ 280,346           $ 279,083
   Equity securities                           98,944              98,428
   Short-term and other                        41,522              47,322
                                            ---------           ---------
                                              420,812             424,833
Cash                                            2,699               1,369
Accounts receivable                            15,867              13,174
Reinsurance recoverable                        51,277              54,702
Investments in equity
   subsidiary and its affiliates                9,932               9,582
Other assets                                   10,260               8,565
                                            ---------           ---------
                                            $ 510,847           $ 512,225
                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses       $ 210,534           $ 211,489
Reserves for unearned premiums                 10,941               8,262
Accounts payable and accrued expenses          38,407              43,895
Deferred federal income taxes                   1,041                 833
Currently payable federal income taxes          1,644                 738
                                            ---------           ---------
                                              262,567             265,217
Shareholders' equity:
   Common stock-no par value                      752                 777
   Additional paid-in capital                  42,090              43,620
   Unrealized net gains on investments         19,648              19,251
   Retained earnings                          185,790             183,360
                                            ---------           ---------
                                              248,280             247,008
                                            ---------           ---------
                                            $ 510,847           $ 512,225
                                            =========           =========

Number of common and common
   equivalent shares outstanding           14,233,372          14,716,630
Book value per outstanding share               $17.44              $16.78

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30                     JUNE 30
                                                 1996        1995           1996         1995
                                              ---------   ---------      ---------    ---------
REVENUES
Net premiums earned                            $ 16,142    $ 15,684       $ 31,436    $ 28,541
Net investment income                             4,877       4,710          9,863       9,270
Realized net gains on investments                 3,105       2,171          3,684       1,726
Commissions and other income                        331         277            659         663
                                               --------    --------       --------    --------
                                                 24,455      22,842         45,642      40,200
EXPENSES
Losses and loss expenses incurred                10,224      11,549         19,985      19,928
Other operating expenses                          4,993       4,314         10,109       8,174
                                               --------    --------       --------    --------
                                                 15,217      15,863         30,094      28,102
                                               --------    --------       --------    --------
INCOME FROM CONTINUING OPERATIONS BEFORE
FEDERAL INCOME TAXES AND EQUITY SUBSIDIARY        9,238       6,979         15,548      12,098
Federal income taxes                              2,993       1,930          5,033       3,488
                                               --------    --------       --------    --------
NET INCOME FROM CONTINUING OPERATIONS
BEFORE EQUITY SUBSIDIARY                          6,245       5,049         10,515       8,610
Income (loss) from equity subsidiary,
   net of federal income taxes                       28         (42)           269          93
                                               --------    --------       --------    --------
NET INCOME FROM CONTINUING OPERATIONS             6,273       5,007         10,784       8,703

Discontinued operations,
   net of federal income taxes                        -        (239)            -          142
                                               --------    --------       --------    --------
NET INCOME                                     $  6,273    $  4,768       $ 10,784    $  8,845
                                               ========    ========       ========    ========

PER SHARE DATA
Average number of common and common
   equivalent shares outstanding             14,336,090  15,070,105     14,466,357  15,073,449
Income before discontinued
   operations and realized net gains           $    .30    $    .25       $    .58    $    .51
Realized net gains on investments                   .14         .09            .17         .07
Discontinued operations                               -        (.02)            -          .01
                                               --------    --------       --------    --------
NET INCOME                                     $    .44    $    .32       $    .75    $    .59
                                               ========    ========       ========    ========

Dividends                                      $    .08    $    .08       $    .16    $    .14
                                               ========    ========       ========    ========

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
                                                          Six months ended
                                                              June 30
                                                          1996       1995
                                                        --------   --------
Net cash provided by operating activities               $  5,387   $  9,125
Investing activities:
   Purchases of long-term investments                   (117,077)  (126,982)
   Proceeds from sales or maturities                     114,626    125,955
      of long term investments
   Net sales (purchases) of short-term investments         7,007    (10,727)
   Investment in equity subsidiary                         2,465      3,666
   Other investing activities                             (1,131)      (474)
                                                        --------   --------
Net cash provided by (used in) investing activities        5,890     (8,562)
Financing activities:
   Dividends paid to shareholders                         (2,294)    (2,086)
   Cost of treasury stock                                 (7,653)         -
   Proceeds from sales of common stock                         -      1,199
                                                        --------   --------
Net cash used in financing activities                     (9,947)      (887)
                                                        --------   --------
   Increase (decrease) in cash                             1,330       (324)
Cash at beginning of year                                  1,369        531
                                                        --------   --------
   Cash at end of period                                $  2,699   $    207
                                                       =========   ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Effective September 30, 1995, the Company sold its subsidiary, Hoosier Insurance Company. Prior period amounts in the enclosed Statements of Income have been restated to remove the operations of Hoosier Insurance Company which are now included under the caption "Discontinued operations". Prior period amounts shown in footnote 4 have also been restated.

(3) The effective federal income tax rate is less than the statutory rate for the periods ended June 30, 1996 and June 30, 1995 due primarily to tax-exempt investment income.

(4) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                           1996           1995
                                        ---------      ---------
Quarter ended June 30:
   Net premiums earned                   $ 2,863        $ 4,900
   Losses and loss expenses               (3,086)         3,040
   Other operating expenses                 (119)          (484)

Six months ended June 30:
   Net premiums earned                     6,875          8,648
   Losses and loss expenses                2,001         11,386
   Other operating expenses                 (610)          (840)



ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- - ---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- - -----------------------------------

                         Liquidity and Capital Resources
                        --------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 15% and 20% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the six months ended June 30, 1996, positive cash flow from operations totaled $5.4 million, a decrease from $9.1 million generated during the first half of 1995. The cash flow quoted for the 1995 period included the operations of Hoosier Insurance Company which was sold on September 30, 1995. Under applicable accounting standards, previous years' cash flow statements are not restated to reflect discontinued operations. Adjusted for Hoosier's operations, cash flow for the first six months of 1995 was $8.5 million. The decrease from this amount to the 1996 cash flow was primarily the result of reinsurance payments made under contingency provisions of certain treaties. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and fleet trucking liability businesses. Management expects premium revenues from these products to continue trending downward during 1996 as the result of competitive pressures in the trucking insurance markets. This decline in trucking insurance revenues will be mitigated somewhat by continued growth in Company's private passenger automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's investment portfolio was approximately 3 years at June 30, 1996. The Company's assets at June 30, 1996 included $31.6 million in investments classified as short-term which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $35.2 million will mature prior to December
31, 1996.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even during a period of declining premium volume.

Consolidated shareholders' equity totaled $248.3 million at June 30, 1996 and includes $218.0 million representing GAAP shareholder's equity of insurance subsidiaries, of which $32.5 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $169.0 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. At June 30, 1996, approximately $1.0 million of the Company's consolidated shareholders' equity represents undistributed earnings of AMLI Realty, Inc. and its affiliates. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities of $44.1 million at June 30, 1996.



                              Results of Operations
                             ----------------------
           Comparisons of Second Quarter, 1996 to Second Quarter, 1995
          ------------------------------------------------------------

Net premiums earned increased $.5 million during the second quarter of 1996 as compared to the same period of 1995. The increased premium volume is primarily attributable to increases in premiums from the Company's private passenger automobile and workers' compensation products of $2.1 million and $1.0 million, respectively. The increase in workers' compensation premium includes $.6 million attributable to loss development on retrospectively rated policies written in prior years. Premiums from the Company's independent contractor and small fleet programs also increased $.8 million and $.3 million, respectively. These increases were partially offset by decreases in the Company's large and medium fleet trucking products of $2.5 million and $.3 million, respectively. Premiums from voluntary and involuntary reinsurance assumed each decreased $.4 million from the 1995 quarter. Trucking insurance markets continue to be increasingly competitive and, as a result, premium volume is expected to be lower over the near term.

Net investment income increased $.2 million (3.5%) during the second quarter of 1996 as increases in invested assets were partially offset by decreases in yields. Overall pretax yields decreased from 5.6% during the second quarter of 1995 to 5.3% for the current quarter while after tax yields decreased from 3.9% during the second quarter of 1995 to 3.8% for the second quarter of 1996.

The second quarter 1996 net realized gain of $3.1 million consists of net gains on equity securities of $3.4 million and net losses of $.3 million on other securities.

Losses and loss expenses incurred during the second quarter of 1996 decreased $1.3 million from that experienced during the second quarter of 1995. The decrease is due primarily to favorable experience in the Company's medium fleet trucking product and voluntary reinsurance assumed business which decreased $2.2 million and $1.7 million, respectively. The Company also experienced decreased loss activity in involuntary reinsurance assumed and its small fleet product. These decreases were partially offset by an increase in losses from the Company's fleet trucking business, exclusive of medium fleet, of $2.1 million. In addition, losses from the Company's private passenger automobile product increased $1.3 million due to continued growth. Loss and loss expense ratios for the comparative second quarters were as follows:

                                       1996           1995
                                      ------         ------
     Fleet trucking                    72.9%          67.8%
     Voluntary reinsurance assumed     37.7           76.7
     Small fleet trucking              30.4          149.0
     Private passenger automobile      66.7           87.1
     Residual market, assigned risk
        and all other                 (37.7)         107.7
     All lines                         63.3           73.6

Other operating expenses for the second quarter of 1996 increased $.7 million from the second quarter of 1995. The consolidated expense ratio of the Company's insurance subsidiaries was 24.6% for the second quarter of 1996 compared to 28.9% for the second quarter of 1995 due to lower commission rates on most trucking insurance products effective in 1996 and cost reductions resulting from departmental restructurings completed during the last half of 1995. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) increased to 23.4% during the second quarter of 1996 compared to 20.9% for the 1995 second quarter due largely to new product development costs incurred by the parent company.

The effective federal tax rate for consolidated operations for the second quarter of 1996 was 32.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, income from consolidated operations increased $1.2 million (23.7%) during 1996 compared with the 1995 second quarter.

The Company's ownership of Amli Realty Inc. remained at 38% during the second quarter of 1996. The Company's share of Amli's net operating income was $28,000 for the second quarter of 1996 compared to loss of $41,000 for the second quarter of 1995.

                Comparisons of Six Months Ended June 30, 1996 to
                -------------------------------------------------
                         Six Months Ended June 30, 1995
                         -------------------------------

Net premiums earned increased $2.9 million (10.1%) during the first six months of 1996 as compared to the same period of 1995. This increase is due primarily to growth in the Company's private passenger automobile product of $3.6 million In addition, premiums from the Company's independent contractor and small fleet programs increased $1.0 million and $.7 million, respectively. Premiums from workers' compensation products also increased $2.3 million, $1.4 million of which is attributable to loss development on retrospectively rated policies written in prior years. These increases were offset by a $4.0 million decrease in trucking premiums, primarily from large fleet, and a combined $.8 million decrease in premiums from voluntary and involuntary reinsurance assumed business. The fleet trucking premium decreases result from the non-renewal of certain accounts as well as premium reductions and lower net retentions on accounts renewed during 1996.

Net investment income increased by $.6 million (6.4%) during the first six months of 1995 compared to the same period in 1995 for the same reasons mentioned above for the quarterly comparison. Overall pretax yields decreased to 5.4% from 5.6% a year earlier while after tax yields decreased from 3.9% during the first half of 1995 to 3.8% for the first six months of 1996.

The net realized gain on investments of $3.7 million for the first six months of 1996 consists predominantly of net gains on equity securities.

The change in losses and loss expenses incurred during the first six months of 1996 compared to the same period of 1995 was insignificant. Growth in the Company's private passenger automobile program was almost entirely offset by decreases in losses from voluntary reinsurance assumed.

Loss and loss expense ratios for the comparative six month periods were as follows:

                                      1996           1995
                                     ------         ------
     Fleet trucking                   67.0%          67.9%
     Voluntary reinsurance assumed    41.5           66.0
     Small fleet trucking             80.0          123.0
     Private passenger automobile     74.0           86.1
     Residual market, assigned risk
        and all other                 24.5          109.9
     All lines                        63.6           69.8

Other operating expenses increased $1.9 million (23.7%) during the first six months of 1996 compared to the same period of 1995. The consolidated expense ratio of the Company's insurance subsidiaries was 25.1% for 1996 compared to 29.4% for 1995 due to lower commission rates on most trucking insurance products effective in 1996 and cost reductions resulting from departmental restructurings completed during the last half of 1995. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 24.1% for 1996 compared to

21.2% for 1995 due largely to new product development costs incurred by the parent company.

The effective federal tax rate for consolidated operations for the first six months of 1996 was 32.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, income from consolidated operations for the first six months of 1996 was $10.5 million, up 22.1% from the comparable 1995 period.

The Company's share of Amli's net operating income, combined with losses from its stock transactions, was a net $269,000 in income for the first six months of 1996 compared to net income of $93,000 for the same period of 1995.



                           PART II - OTHER INFORMATION

ITEM 6 (a)  EXHIBITS
- - ---------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601                  Exhibit No.
- - ---------------------------------                -------------
(11)   Statement regarding computation      EXHIBIT 11 --
       of per share earnings                Computation of Per Share
                                            Earnings

(27)   Financial Data Schedules             EXHIBIT 27



Item 6 (b)  REPORTS ON FORM 8-K
- - ----------  -------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   August 2, 1996           By   /s/  Gary W. Miller
     ------------------            -------------------------------
                                    Gary W. Miller, President and
                                    Chief Operating Officer




Date   August 2, 1996           By   /s/  G. Patrick Corydon
     ------------------            -------------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 1996



                                INDEX TO EXHIBITS



<Caption
Exhibit Number          Description                  Method of Filing
- - --------------    ------------------------     -------- --------------------
EXHIBIT 11        Computation of per share     Filed herewith electronically
                    earnings

EXHIBIT 27        Financial Data Schedules     Filed herewith electronically


                                  BALDWIN & LYONS, INC.
                                  FORM 10-Q, EXHIBIT 11
                            COMPUTATION OF EARNINGS PER SHARE

                                               Three Months Ended              Six Months Ended
                                                    June 30                        June 30
                                             1996            1995             1996           1995
                                         -----------     -----------      -----------    -----------
PRIMARY:
   Average number of shares
      outstanding                         14,170,712      14,927,974       14,301,617     14,871,106
   Dilutive stock options--based on
      treasury stock method using
      average market price                   165,378         142,131          164,740        202,343
                                          ----------      ----------       ----------     ----------
      Totals                              14,336,090      15,070,105       14,466,357     15,073,449
                                          ==========      ==========       ==========     ==========

      Net Income                         $ 6,272,998     $ 4,768,484      $10,783,678    $ 8,845,461
                                         ===========     ===========      ===========    ===========

      Per share amount                       $   .44         $   .32          $   .75        $   .59
                                             =======         =======          =======        =======


Fully Diluted:
   Average number of shares
      outstanding                         14,170,712      14,927,974       14,301,617     14,871,106
   Dilutive stock options--based on
      treasury stock method using
      average market price                   166,420         142,131          165,261        202,343
                                          ----------      ----------       ----------     ----------
      Totals                              14,337,132      15,070,105       14,466,878     15,073,449
                                          ==========      ==========       ==========     ==========

      Net Income                         $ 6,272,998     $ 4,768,484      $10,783,678    $ 8,845,461
                                         ===========     ===========      ===========    ===========

      Per share amount                       $   .44         $   .32          $   .75        $   .59
                                             =======         =======          =======        =======