Form 10-Q
period 1996-09-30
BALDWIN & LYONS INC
filed 1996-11-06
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

               ____________________________________________________

           For Quarter Ended                     Commission file number
           September 30, 1996                            0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                35-0160330
                --------                              -----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------       ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1996:

     TITLE OF CLASSNUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,444,329
   Class B (nonvoting)                     11,591,545

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          September 30        December 31
                                              1996                1995
                                          ------------        ------------
ASSETS
Investments:
   Fixed maturities                         $ 273,610           $ 279,083
   Equity securities                          110,814              98,428
   Short-term and other                        42,441              47,322
                                            ---------           ---------
                                              426,865             424,833
Cash                                            3,321               1,369
Accounts receivable                            14,031              13,174
Reinsurance recoverable                        51,096              54,702
Investments in equity
   subsidiary and its affiliates                9,910               9,582
Other assets                                   10,390               8,565
                                            ---------           ---------
                                            $ 515,613           $ 512,225
                                            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses       $ 208,883           $ 211,489
Reserves for unearned premiums                  9,994               8,262
Accounts payable and accrued expenses          37,796              43,895
Deferred federal income taxes                   2,515                 833
Currently payable federal income taxes            791                 738
                                            ---------           ---------
                                              259,979             265,217

Shareholders' equity:
   Common stock-no par value                      752                 777
   Additional paid-in capital                  42,108              43,620
   Unrealized net gains on investments         22,804              19,251
   Retained earnings                          189,970             183,360
                                            ---------           ---------
                                              255,634             247,008
                                            ---------           ---------
                                            $ 515,613           $ 512,225
                                            =========           =========

Number of common and common
   equivalent shares outstanding           14,237,238          14,716,630
Book value per outstanding share               $17.96              $16.78

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended          Nine Months Ended
                                                   September 30                 September
                                                 1996        1995           1996         1995
                                               --------    --------       --------     --------
REVENUES
Net premiums earned                            $ 13,971    $ 14,386       $ 45,407     $ 42,928
Net investment income                             4,832       4,738         14,695       14,007
Realized net gains on investments                 1,775       5,154          5,459        6,880
Commissions and other income                        233         250            892          913
                                               --------    --------       --------     --------
                                                 20,811      24,528         66,453       64,728
EXPENSES
Losses and loss expenses incurred                 7,418       7,859         27,403       27,787
Other operating expenses                          5,102       4,350         15,211       12,524
                                               --------    --------       --------     --------
                                                 12,520      12,209         42,614       40,311
                                               --------    --------       --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE
FEDERAL INCOME TAXES AND EQUITY SUBSIDIARY        8,291      12,319         23,839       24,417
Federal income taxes                              2,682       4,090          7,715        7,577
                                               --------    --------       --------     --------
NET INCOME FROM CONTINUING OPERATIONS
BEFORE EQUITY SUBSIDIARY                          5,609       8,230         16,124       16,840
Income (loss) from equity subsidiary,
   net of federal income taxes                      (19)        248            250          341
                                               --------    --------       --------     --------
NET INCOME FROM CONTINUING OPERATIONS             5,590       8,477         16,374       17,181

DISCONTINUED OPERATIONS,
NET OF FEDERAL INCOME TAXES
Income from operations of
   Hoosier Insurance Company                          -         600              -          742
Gain on sale of Hoosier Insurance Company             -       7,464              -        7,464
                                               --------    --------       --------     --------
NET INCOME                                     $  5,590    $ 16,541       $ 16,374     $ 25,387
                                               ========    ========       ========     ========
PER SHARE DATA
Average number of common and common
   equivalent shares outstanding             14,264,064  14,844,460     14,398,430   14,997,120
Income before discontinued
   operations and realized net gains           $    .31    $    .34       $    .89     $    .85
Realized net gains on investments                   .08         .23            .25          .30
Income from operations of
   Hoosier Insurance Company                          -         .04              -          .05
Gain on sale of Hoosier Insurance Company             -         .50              -          .50
                                               --------    --------       --------     --------
NET INCOME                                     $    .39    $   1.11       $   1.14     $   1.70
                                               ========    ========       ========     ========

Dividends                                      $    .10    $    .08       $    .26     $    .22
                                               ========    ========       ========     ========

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
                                                         Nine months ended
                                                           September 30
                                                          1996       1995
                                                        --------   --------
Net cash provided by operating activities               $  7,444   $ 12,518
Investing activities:
   Purchases of long-term investments                   (156,642)  (182,160)
   Proceeds from sales or maturities
      of long term investments                           154,524    169,462
   Net sales of short-term investments                     7,024      5,082
   Investment in equity subsidiary                         2,506      3,680
   Other investing activities                             (1,542)      (413)
                                                        --------   --------
Net cash provided by (used in) investing activities        5,870     (4,349)

Financing activities:
   Dividends paid to shareholders                         (3,704)    (3,255)
   Cost of treasury stock                                 (7,658)    (5,362)
   Proceeds from sales of common stock                         -      1,200
                                                        --------   --------
Net cash used in financing activities                    (11,362)    (7,417)
                                                        --------   --------
   Increase in cash                                        1,952        752
Cash at beginning of year                                  1,369        531
                                                        --------   --------
   Cash at end of period                                $  3,321   $  1,283
                                                        ========   ========

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

(2) The effective federal income tax rate is less than the statutory rate for the periods ended September 30, 1996 and September 30, 1995 due primarily to tax -exempt investment income.

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                           1996           1995
                                         --------       --------
Quarter ended September 30:
   Net premiums earned                   $ 2,765        $ 3,814
   Losses and loss expenses                3,137          6,527
   Other operating expenses                 (194)          (370)

Nine months ended September 30:
   Net premiums earned                     9,639         12,462
   Losses and loss expenses                5,138         17,913
   Other operating expenses                 (805)        (1,211)

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 15% and 20% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the nine months ended September 30, 1996, positive cash flow from operations totaled $7.4 million, a decrease from $12.5 million generated during the first nine months of 1995. This decrease was the result of a decline in cash flows from premiums, reinsurance payments made under contingency provisions of certain treaties and an increase in federal income tax estimated payments. These decreases were partially offset by a decline in losses and loss expenses paid. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and fleet trucking liability businesses. Management expects premium revenues from these products to continue trending downward during 1996 as the result of competitive pressures in the trucking insurance markets. It is expected that this decline in trucking insurance revenues will be mitigated somewhat by anticipated growth in Company's private passenger automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's investment portfolio was approximately 3 years at September 30, 1996.

The Company's assets at September 30, 1996 included $31.6 million in investments classified as short-term which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling
$21.0 million will mature prior to December 31, 1996.   The Company believes
that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even during a period of declining premium volume.

Consolidated shareholders' equity totaled $255.6 million at September 30, 1996 and includes $228.5 million representing GAAP shareholder's equity of insurance subsidiaries, of which $33.7 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $177.9 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. At September 30, 1996, approximately $1.0 million of the Company's consolidated shareholders' equity represents undistributed earnings of Amli Realty, Inc. and its affiliates. See comments regarding Amli under Item 5 - Other Information. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities of $42.1 million at September 30, 1996.



                              RESULTS OF OPERATIONS
                              ---------------------
            COMPARISONS OF THIRD QUARTER, 1996 TO THIRD QUARTER, 1995
            ---------------------------------------------------------

Net premiums earned decreased $.4 million during the third quarter of 1996 as compared to the same period of 1995. The decreased premium volume is primarily attributable to decreases in premiums from the Company's large and medium fleet trucking products of $1.8 million and $.3 million, respectively. In addition, premiums from the Company's workers' compensation products and voluntary reinsurance assumed from catastrophe pools decreased by $.5 million and $.6 million, respectively. These decreases were partially offset by increases in premiums from the Company's private passenger automobile and independent contractor products of $2.0 million and $.9 million, respectively. Trucking insurance markets continue to be increasingly competitive and, as a result, premium volume is expected to be lower over the near term.

Net investment income increased $.1 million (2.0%) during the third quarter of 1996 as increases in invested assets were partially offset by decreases in yields. Overall pretax yields decreased from 5.6% during the third quarter of 1995 to 5.2% for the current quarter while after tax yields decreased from 3.9% during the third quarter of 1995 to 3.7% for the third quarter of 1996.

The third quarter 1996 net realized gain of $1.8 million consists of net gains on equity securities and short-term investments of $1.2 and $.7 million, respectively, and net losses of $.1 million on other securities.

Losses and loss expenses incurred during the third quarter of 1996 decreased $.4 million from that experienced during the third quarter of 1995. The decrease is due primarily to favorable experience in the Company's medium fleet trucking and independent contractor products which decreased $1.7 million and $.8 million, respectively. The 1995 quarter also included approximately $.9 million in assumed losses from former subsidiary, Hoosier Insurance Company. These decreases were partially offset by an increase in losses from the Company's large fleet trucking business of $1.5 million. In addition, losses from the Company's private passenger automobile product increased $1.6 million due to continued growth. Loss and loss expense ratios for the comparative third quarters were as follows:

                                       1996           1995
                                      -----          -----
     Fleet trucking                    50.8%          54.3%
     Voluntary reinsurance assumed     33.8           51.2
     Small fleet trucking              42.7           70.1
     Private passenger automobile      75.7           66.0
     Residual market, assigned risk
        and all other                  95.3           44.7
     All lines                         53.1           54.6

Other operating expenses for the third quarter of 1996 increased $.8 million from the third quarter of 1995. The consolidated expense ratio of the Company's insurance subsidiaries was 30.6% for the third quarter of 1996 compared to 28.0% for the third quarter of 1995 due primarily to the higher average commission rates on private passenger automobile business. In addition, commission rates on certain of the fleet trucking products were increased during the 1996 quarter. The current quarter expense ratio was also impacted by fixed expenses attributable to the fleet trucking business as premium volume declined. The ratio of consolidated other operating expenses to total revenue (excluding realized gains) increased to 26.8% during the third quarter of 1996 compared to 22.5% for the 1995 third quarter due largely to increases in average commission rates, lower premium volume from fleet trucking and new product development costs incurred by the parent company.

The effective federal tax rate for consolidated operations for the third quarter of 1996 was 32.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the decrease in realized capital gains after tax of $2.2 million, income from consolidated operations decreased $2.6 million (31.9%) during 1996 compared with the 1995 third quarter.

The Company's ownership of Amli Realty Inc. increased to 39% during the third quarter of 1996. The Company's share of Amli's net operating loss was $19,000 for the third quarter of 1996 compared to net income of $247,000 for the third quarter of 1995. See comments under Item 5 - Other Information, following.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                      ------------------------------------

Net premiums earned increased $2.5 million (5.8%) during the first nine months of 1996 as compared to the same period of 1995. This increase is due primarily to growth in the Company's private passenger automobile product of $5.6 million In addition, premiums from the Company's independent contractor and small fleet programs increased $1.9 million and $.8 million, respectively. Premiums from workers' compensation products also increased $1.8 million, $1.3 million of which is attributable to loss development on retrospectively rated policies written in prior years. These increases were offset by a $6.2 million decrease in trucking premiums, primarily from large fleet, and a combined $1.4 million decrease in premiums from voluntary and involuntary reinsurance assumed business. The fleet trucking premium decreases result from the non-renewal of certain accounts as well as premium reductions and lower net retentions on accounts renewed during 1996.

Net investment income increased by $.7 million (4.9%) during the first nine months of 1996 compared to the same period in 1995 for the same reasons mentioned above for the quarterly comparison. Overall pretax yields decreased to 5.3% from 5.6% a year earlier while after tax yields decreased from 3.9% during the first nine months of 1995 to 3.7% for the first nine months of 1996.

The net realized gain on investments of $5.5 million for the first nine months of 1996 consists of net gains of $4.7 million on equity securities and $.8 million on other investments.

Losses and loss expenses incurred during the first nine months of 1996 were $.4 million lower than the same period of 1995. Medium fleet losses incurred decreased $5.5 million during the first nine months of 1996 compared to 1995. In addition, voluntary and involuntary reinsurance assumed losses decreased a combined $2.3 million for the current year to date compared to the 1995 period. These decreases were substantially offset by large fleet trucking losses and growth in the Company's private passenger automobile program resulting in increases in losses incurred of $3.1 and $4.3 million, respectively.

Loss and loss expense ratios for the comparative nine month periods were as follows:

                                       1996           1995
                                      -----          -----
     Fleet trucking                    62.5%          63.6%
     Voluntary reinsurance assumed     39.0           60.6
     Small fleet trucking              68.1           99.2
     Private passenger automobile      74.7           70.6
     Residual market, assigned risk
        and all other                  50.4          101.8
     All lines                         60.3           64.7

Other operating expenses increased $2.7 million (21.5%) during the first nine months of 1996 compared to the same period of 1995. The consolidated expense ratio of the Company's insurance subsidiaries was 26.8% for 1996 compared to 29.0% for 1995 due to lower commission rates on most trucking insurance products effective in 1996 and cost reductions resulting from departmental restructurings completed during the last half of 1995. The ratio of other operating expenses to total revenue (excluding realized gains) was 24.9% for 1996 compared to 21.7% for 1995 due largely to new product development costs incurred by the parent company.

The effective federal tax rate for consolidated operations for the first nine months of 1996 was 32.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the decrease in realized capital gains after tax of $.9 million, income from consolidated operations for the first nine months of 1996 was $16.1 million, down $.8 million from the comparable 1995 period.

The Company's share of Amli's net operating income, combined with losses from its stock transactions, was a net $250,000 in income for the first nine months of 1996 compared to net income of $341,000 for the same period of 1995. See comments under Item 5 - Other Information, following.

                           PART II - OTHER INFORMATION


ITEM 5 OTHER INFORMATION
------------------------

On October 15, 1996, Amli Realty Co., the Company's 39% owned unconsolidated subsidiary, entered into an agreement with UICI, a publicly traded financial services and insurance company, which will result in UICI acquiring all of Amli's outstanding stock. Upon the anticipated closing of this agreement in November, the Company will receive approximately 617,000 shares of UICI common stock which has a current market value of $17.0 million. The Company's book value of Amli stock to be exchanged was $7.4 million at September 30, 1996.
This exchange will be treated as a tax free reorganization and will result in an increase in the Company's book value of approximately $.44 per share, using current market values.


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
--------------------------------            -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

(27) Financial Data Schedules           EXHIBIT 27


Item 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   November 6, 1996         By   /s/  Gary W. Miller
      -------------------           -----------------------------
                                    Gary W. Miller, President and
                                    Chief Operating Officer




Date   November 6, 1996         By   /s/  G. Patrick Corydon
      -------------------           -----------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 1996



                                INDEX TO EXHIBITS


Exhibit Number           Description                  Method of Filing
--------------   --------------------------    -----------------------------
EXHIBIT 11       Computation of Per Share      Filed herewith electronically
                   Earnings
EXHIBIT 27       Financial Data Schedules      Filed herewith electronically

                                  Baldwin & Lyons, Inc.
                                  Form 10-Q, Exhibit 11
                            Computation of Earnings Per Share

                                             Three Months Ended               Nine Months Ended
                                                September 30                    September 30
                                             1996            1995             1996           1995
                                         -----------     -----------      -----------    -----------
Primary:
   Average number of shares
      outstanding                         14,098,344      14,706,330       14,233,364     14,816,181
   Dilutive stock options--based on
      treasury stock method using
      average market price                   165,720         138,130          165,066        180,939
                                          ----------      ----------       ----------     ----------
      Totals                              14,264,064      14,844,460       14,398,430     14,997,120
                                          ==========      ==========       ==========     ==========
      Net Income                         $ 5,590,777     $16,542,004      $16,374,455    $25,387,465
                                         ===========     ===========      ===========    ===========
      Per share amount                       $   .39        $   1.11         $   1.14       $   1.70
                                             =======        ========         ========       ========
Fully Diluted:
   Average number of shares
      outstanding                         14,098,344      14,706,330       14,233,364     14,816,181
   Dilutive stock options--based on
      treasury stock method using
      average market price                   165,720         138,130          165,414        180,939
                                          ----------      ----------       ----------     ----------
      Totals                              14,264,064      14,844,460       14,398,778     14,997,120
                                          ==========      ==========       ==========     ==========
      Net Income                         $ 5,590,777     $16,542,004      $16,374,455    $25,387,465
                                         ===========     ===========      ===========    ===========

      Per share amount                       $   .39        $   1.11         $   1.14       $   1.70
                                             =======        ========         ========       ========