Form 10-K
period 1996-12-31
BALDWIN & LYONS INC
filed 1997-03-25
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number  0-5534
DECEMBER 31, 1996

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

         INDIANA                                       35-0160330
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA46204
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                (TITLE OF CLASS)
                       Class A Common Stock, No Par Value
                       Class B Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Class A Common Stock (voting stock) held by non-affiliates of the Registrant as of March 12, 1997, based on the closing trade price on that date, was approximately $11,489,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1997:
                 Common Stock, No Par Value:
                    Class A  (voting)      2,440,579  shares
                    Class B  (nonvoting)  11,401,059  shares

The Index to Exhibits is located on pages 54 and 55.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 6, 1997 are incorporated by reference into Part III.
        1

                                     PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, it specializes in marketing and underwriting property and casualty insurance for companies in the motor carrier industry. The Company's principal lines of business consist of (1) the insurance brokerage and agency operations and specialized insurance-related services carried on by Baldwin & Lyons, Inc. (referred to herein as "B & L"); and (2) insurance underwriting operations carried on by B & L's three wholly-owned property/casualty insurance company subsidiaries: Protective Insurance Company (referred to herein as "Protective"); Sagamore Insurance Company (referred to herein as "Sagamore"); and B & L Insurance, Ltd. (referred to herein as "BLI"). These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company" as used herein refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

On November 9, 1996, Amli Realty Co. (Amli) closed an agreement with UICI, a publicly traded financial services and insurance company, which resulted in UICI acquiring 100% of Amli's outstanding stock. The Company received 617,278 shares of UICI common stock, with a market value at December 31, 1996 of approximately $20 million, in a non-monetary, tax-free exchange for its 38% stake in Amli.
The Company accounted for its minority investment in Amli by the equity method. The book value of the Company's investment in Amli at the date of the exchange was $7.5 million. The consolidated statements of income for the years ended December 31, 1995 and 1994 have been restated to reflect the sale of Amli. The Company's share of Amli's income from operations for the current and prior periods is reported as discontinued operations. The consolidated statement of cash flows for the year ended December 31, 1996 includes changes in certain assets and liabilities which are presented without the effect of the sale of Amli. The consolidated balance sheet at December 31, 1995 and the consolidated statements of cash flows for the years ended December 31, 1995 and 1994 were not restated.

On October 2, 1995, the Company sold Protective's subsidiary, Hoosier Insurance Company (referred to herein as "Hoosier"), to General Casualty Company of Wisconsin, a Winterthur Swiss Insurance Group company, for $36.5 million. Included in the Company's insurance underwriting segment prior to the sale, Hoosier marketed general lines of insurance to individuals and small commercial customers in Indiana. The consolidated statement of income for the year ended December 31, 1994 was restated to reflect the sale of Hoosier. Income and expense amounts related to Hoosier for 1995 and 1994 and the gain recognized on the sale of Hoosier are reported as discontinued operations. The consolidated statement of cash flows for the year ended December 31, 1995 includes changes in certain assets and liabilities which are presented without the effect of the sale of Hoosier. The consolidated statement of cash flows for the year ended December 31, 1994 was not restated.

INSURANCE BROKERAGE, AGENCY AND SERVICES OPERATIONS

B & L acts as an agent and broker which places casualty, inland marine, property and other types of insurance, serving customers on a nationwide basis. The following summary describes briefly the principal types of insurance placed by B & L:

   - Casualty insurance including motor vehicle liability and physical damage insurance, other liability insurance, workers' compensation insurance, specialized accident insurance and fidelity and surety bonds.

   - Inland Marine consisting principally of cargo insurance.

   - Property coverages including insurance against loss of property or the use thereof by reason of fire, windstorm or other perils.

        2

B & L also performs a variety of additional services for its clients such as risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist in monitoring accident data. Extensive claims services are also provided by B & L, frequently for a fee, primarily to clients with self-insurance programs.

B & L has active agency arrangements with a small number of insurance companies, none of which is exclusive and all of which are terminable at will or on short notice by either party. Of the commissions received by B & L in 1996, approximately 98% was from marketing products for the Insurance Subsidiaries.

INSURANCE UNDERWRITING OPERATIONS

Underwriting operations are currently conducted as follows:

     Protective is engaged in direct writing of multiple line property, casualty and related insurance coverages for large trucking fleets which retain substantial amounts of self-insurance and for medium-sized trucking companies on a first-dollar or small deductible basis with no self-insurance retention. Protective also accepts retrocessions from reinsurance companies, principally reinsuring against catastrophes. Protective is licensed to do business in all states, the District of Columbia and all Canadian provinces.

     Sagamore is engaged in writing fully insured and small deductible automobile liability and physical damage insurance programs for small trucking operators. In addition, Sagamore markets private passenger automobile insurance products to non-standard insureds in the state of Indiana. Sagamore intends to expand its small trucking and private passenger automobile products into other states during 1997. Sagamore has also developed a small business workers' compensation product which it will market beginning in 1997. Sagamore is currently licensed in twenty-one states.

     BLI is an offshore (Bermuda) reinsurance company which, to date, has provided reinsurance for Protective only. This subsidiary provides the availability of an insurance profit center concept allowing clients the advantages of a "captive" insurance company without the attendant expense or management demands.

Approximately 74% of the gross direct premiums written by the Insurance Subsidiaries during 1996 was attributable to business placed by B & L. The remaining 26% consists primarily of business written by Sagamore within its small fleet and private passenger automobile programs, originating through a variety of independent agents.

In addition to intercompany reinsurance arrangements, the Insurance Subsidiaries cede portions of their gross premiums written to certain non-affiliated insurers under excess of loss and quota-share treaties and by facultative placements.
The Insurance Subsidiaries also assume limited amounts of reinsurance voluntarily from other insurers under retrocession and treaty arrangements. During 1996, such voluntary reinsurance assumed included approximately $9.2 million to Protective for its participation in retrocessions from several property catastrophe reinsurance pools. The Company intends to participate in such retrocessions only as long as premium rates remain at attractive levels. Historically, the majority of reinsurance assumed has related to participation in numerous government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.
        3

PROPERTY/CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries. The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, either positive or negative, are reflected in current operations. Reserves for incurred but not reported claims are determined on the basis of actuarial calculations using historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE.

While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 1996 have been reduced by approximately $4.7 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $3.4 million higher for the year ended December 31, 1996.

The effect of discounting on loss and LAE developments, such as those presented in the tables on pages 5 and 7, results in apparent deficiencies which may be misleading without further explanation. As discounted reserves are adjusted in years subsequent to their original establishment (to account for the passage of time or for the payment of losses and LAE), deficiencies are automatically generated. These deficiencies are, in effect, offset by investment income earned on the reserves held. However, investment income is not considered in the accompanying development tables. The Company is presently able to precisely identify only a portion of the effect of discounting on the loss reserve developments. The quantified portion of the effect of discounting is shown in the development table on page 7 and will be discussed in more detail below. It should be noted, however, that the actual discounting effect is somewhat greater than the identified amounts presented.

The maximum amount for which the Company insures a trucking risk is $10 million although occasionally limits above $10 million are provided but are 100% reinsured. After giving effect to reinsurance arrangements which have been in force for the past several years, the first $1 million of insured loss for a single occurrence is retained by the Company. The Company has reinsured $9 million in excess of the first $1 million in coverage liability with several
companies.   Certain of these reinsurance treaties contain aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts which would otherwise be covered under these reinsurance treaties.

The Company's reinsurance structure has remained relatively constant since 1986. Prior to September 1, 1986, the Company's maximum exposure on a $10 million loss relating to its trucking insurance business ranged from $250,000 to approximately $2,000,000. The higher exposures were retained during periods when reasonably priced reinsurance was not available. Very few losses incurred during these periods, with the exception of environmental liability losses, remain unsettled at December 31, 1996. Effective September 1, 1986, and continuing through December 31, 1996, the Company's exposure relating to trucking risks is limited to
        4

$1,000,000 on a $10 million loss, as noted in the immediately preceding paragraph. With respect to Sagamore's small fleet trucking business, the Company's maximum net exposure for a single occurrence is $250,000 and for Sagamore's private passenger automobile business, the Company's maximum exposure for a single occurrence is $100,000.

The following table sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 1996, 1995 and 1994. This table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 7 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 1996.

            RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                               EXPENSES (GAAP BASIS)

                                                          Year Ended December 31,
                                                     1996         1995          1994
                                                 -----------  -----------   -----------
NET OF REINSURANCE RECOVERABLE:                              (IN THOUSANDS)
  Liability for losses and LAE at the
    beginning of the year                           $161,458     $175,554      $175,949

  Provision for losses and LAE:
    Continuing operations:
      Claims occurring during the current year        45,999       44,238        55,766
      Claims occurring during prior years            (12,245)      (5,484)      (22,856)
    Discontinued operations                                -            -        18,573
                                                 -----------  -----------   -----------
                                                      33,754       38,754        51,483
  Losses and LAE payments:
    Continuing operations:
      Claims occurring during the current year        12,891        7,760         9,951
      Claims occurring during prior years             27,825       33,819        25,778
    Discontinued operations                                -       11,186        16,137
                                                 -----------  -----------   -----------
                                                      40,716       52,765        51,866

  Change in unpaid portion of uncollectible
    amounts due from reinsurers                           41          (85)          (12)
                                                 -----------  -----------   -----------
  Liability for losses and LAE at end of year        154,537      161,458       175,554

REINSURANCE RECOVERABLE ON UNPAID
 LOSSES AT END OF YEAR                                42,402       50,031        59,655
                                                 -----------  -----------   -----------
Liability for losses and LAE, gross of
  reinsurance recoverables, at end of year          $196,939     $211,489      $235,209
                                                 ===========  ===========   ===========

        5

The reconciliation presented on page 5 shows a $12.2 million (7.6%) savings in the liability for losses and LAE recorded at December 31, 1995. This savings includes adverse development totaling $2.4 million relating to environmental liability claims for policies written in the 1970's. Adjusted for this adverse development, the savings recorded on prior year claims was $14.6 million and compares to a one-year savings in 1995, adjusted for environmental liability claims, of $13.1 million. The net savings is reflected in 1996 underwriting income. All major coverage groups produced redundancies during each of the years 1996, 1995 and 1994. A more detailed discussion of reserve savings experienced in recent years is presented beginning on page 8. Further discussion regarding environmental matters is included on page 9.

The differences between the liability for losses and LAE reported in the accompanying 1996 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                               (IN THOUSANDS)
Liability reported on a SAP basis - net of reinsurance recoverable                $155,284

Add differences:
  Additional reserve for reinsurance assumed losses not
    reported to the Company at the current year end                                    480
  Reclassification of loss reserves ceded attributable to insolvent reinsurers         498
  Reinsurance recoverable on unpaid losses and LAE                                  42,402

Deduct differences:
  Estimated salvage and subrogation recoveries recorded on
    a cash basis for SAP and on an accrual basis for GAAP                           (1,725)
                                                                                ----------
  Liability reported on a GAAP basis                                              $196,939
                                                                                ==========

Loss reserves ceded attributable to insolvent reinsurers are treated as a separate liability for SAP purposes but are classified as an addition to loss reserves in the GAAP consolidated balance sheets. This classification was used for GAAP since the uncollectible amounts are, in effect, a reversal of reinsurance credits taken against gross loss and LAE reserves. However, losses incurred have not been affected by the balance sheet classification of these amounts with loss reserves. Further, the tables on pages 5 and 7 do not include these amounts in the determination of losses incurred since the inability to recover these amounts from insolvent reinsurers is a credit loss and is not associated with the Company's reserving process. Accordingly, loss and LAE developments would be distorted if amounts related to insolvent reinsurance were included.

The table on page 7 presents the development of GAAP balance sheet liabilities for each year end 1986 through 1995 net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.
        6


      ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                             (Dollars in thousands)


Year Ended December 31   1986      1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
--------------------  --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Liability for Unpaid
  Losses and LAE, Net     *         *         *         *         *         *         *         *         *         *         *
  of Reinsurance
  Recoverables         $148,505  $164,531  $178,179  $186,517  $190,351  $198,790  $188,189  $175,395  $175,012  $161,001 $154,039
Liability Reestimated
  as of:
   One Year Later       153,388   164,771   173,990   175,998   178,706   185,452   174,269   152,146   169,528   148,756
   Two Years Later      155,369   158,108   161,331   162,434   164,977   171,069   153,548   147,577   159,000
   Three Years Later    151,435   149,966   154,851   161,143   157,802   155,977   156,271   144,526
   Four Years Later     148,447   147,293   154,075   155,059   149,946   160,477   155,104
   Five Years Later     145,562   146,814   149,672   151,138   155,601   159,804
   Six Years Later      145,227   145,207   147,993   157,020   155,666
   Seven Years Later    144,284   144,884   154,164   158,430
   Eight Years Later    144,831   152,061   155,365
   Nine Years Later     151,740   152,991
   Ten Years Later      152,698

Cumulative Redundancy
  (Deficiency)          (4,193)    11,540    22,814    28,087    34,685    38,986    33,085    30,869    16,012    12,245

Identifiable deficiency
  relating to reserve
  discounting             3,166     2,516     2,016     1,516     1,116       716       416         -         -         -
                      --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Adjusted Redundancy
  (Deficiency)         $(1,027)   $14,056   $24,830   $29,603   $35,801   $39,702   $33,501   $30,869   $16,012   $12,245
                      ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Cumulative Amount of
  Liability Paid Through:
   One Year Later       $37,707   $34,777   $41,889   $41,873   $40,939   $41,958   $38,511   $30,297   $45,005   $27,825
   Two Years Later       61,476    62,150    67,990    69,330    63,689    68,706    59,494    58,969    67,219
   Three Years Later     80,602    79,848    84,940    81,291    81,746    83,413    82,122    71,375
   Four Years Later      91,709    90,357    93,651    95,857    92,313    98,331    91,794
   Five Years Later      98,386    97,390    98,666   103,035   103,190   104,915
   Six Years Later      102,287   101,329   104,425   111,017   107,579
   Seven Years Later    105,799   105,647   111,788   114,005
   Eight Years Later    108,736   112,289   114,500
   Nine Years Later     115,148   114,903
   Ten Years Later      117,411

* Amounts shown for 1986 through 1996 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $3,592, $2,097, $2,258, $2,215, $818, $597, $611, $554, $542, $457 and $498, respectively.
        7

The "cumulative redundancy (deficiency)" represents the aggregate change in the estimates over all prior years. For example, the 1986 liability has developed a $4.2 million deficiency (shortage) over ten years, before the effects of discounting are considered. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the first table on page 5.

The "identifiable deficiency relating to reserve discounting" represents the amount by which the aggregate change in the loss and LAE estimates has been influenced by the quantified effects of discounting in the loss reserves. As previously mentioned, the actual effect of discounting is greater than the amounts shown in the table since certain portions of the change in discounted amounts are not subject to precise calculation and, therefore, are not presented in the table. The "adjusted redundancy (deficiency)" is merely the addition of the previous lines and represents the development after consideration of the identifiable effects of discounting.

Historically, the Company's loss developments have been generally favorable.
The deficiency shown for the runoff of the December 31, 1986 loss reserves results from environmental liability losses occurring in the 1970's but not reported to the Company until the 1990's, as more fully described on page 9. Even considering these non-recurring losses, the net deficiency for this year is less than .7% of reserves established at December 31, 1986. Reserve developments for all year ends 1987 through 1995 have produced redundancies as of December 31, 1996. In addition to improvements in reserving methods, loss reserve developments since 1986 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have had a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions have also played a part in reduced insurance losses. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 1996 is different from that which generated much of the ten year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 7, suggest that the Company's insured selection process and the overall effect of improved safety programs and other positive influences on claim frequency and severity have more than offset the negative factors anticipated when reserves were established. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 7 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1996, the Company had paid $117.4 million of losses and LAE that had been incurred, but not paid, through the end of 1986; thus an estimated $35.3 million in losses incurred through 1986 remain unpaid as of the current financial statement date ($152.7 million incurred less $117.4 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1989, but incurred in 1986, will be included in the cumulative development amount for year ends 1986, 1987, and 1988. As such, this table does not present accident or policy year development data which readers
        8
may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 1996 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident which resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims which did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. As such, the Company revised the environmental exclusion in its policies in an attempt to prevent the courts from mandating unintended coverages. During 1994, 1995 and 1996, the Company recorded adverse development of $.9 million, $7.6 million and $2.4 million, respectively, on such claims. This development includes a reserve for incurred but not reported losses of $5.0 million at December 31, 1996.

Establishing reserves for environmental claims is subject to uncertainties that are greater than those represented by other types of claims. Factors contributing to those uncertainties include a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability. Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether cleanup costs represent insured property damage. Management believes that those issues are not likely to be resolved in the near future.

However, to date, very few environmental claims have been reported to the Company. In addition, a review of the businesses of our past and current insureds indicates that exposure to further claims of an environmental nature is limited because most of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances. Also, the revision of the pollution exclusion in the Company's policies in 1986 is expected to further limit exposure to claims from that point forward. In addition, the Company has never been presented with an environmental claim relating to asbestos and, based on the types of business the Company has insured over the years, it is not expected that the Company will have any asbestos exposure.

MARKETING

The Company's primary marketing areas are: (1) sales and service of insurance plans, involving some degree of self-insurance, to large trucking fleets; (2) sales of insurance programs involving no self-insured retention to medium size trucking fleets and small operators; (3) the sale of non-standard private passenger automobile insurance; and (4) other projects.

The sale of insurance to the trucking industry has been subject to many significant factors in the past ten years. Deregulation of trucking resulted in many structural changes in the industry and recessionary economic conditions diminished trucking activity in the early 1980's. At the same time, competition in commercial insurance stimulated intense price cutting. However, the price competition abated somewhat in late 1984 continuing into 1985 and 1986 with several insolvencies among the Company's competitors and other withdrawals from the trucking insurance market causing increased demand for the Company's products and services.
        9

Since 1985, the Company has focused its marketing efforts to large and medium trucking fleets utilizing Company salesmen and, thereby, eliminated sales to fleets of less than 20 units. The Company has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance. In 1989, the Company began offering accident insurance on a group basis to independent contractors under contract to a fleet sponsor. Since 1989, the market for the Company's products has again become increasingly competitive (see comments under "Competition", following).

During the latter part of 1992, in the aftermath of Hurricane Andrew, property catastrophe reinsurance, which protects insurance companies from such disasters, became difficult to obtain and prices increased. In light of the favorable markets, the Company has accepted retrocessions for catastrophe exposures from certain reinsurers on terms which are considered to be very favorable. This program was continued during 1996 with premiums earned from these retrocessions totaling $9.2 million. To the extent that pricing remains favorable on these retrocessions, this program is expected to continue into 1997.

Based upon research conducted during 1993, beginning in the second quarter of 1994 the Company reintroduced a program of coverages for "small fleet" trucking concerns (small operators with one to ten power units). This program is initially being limited to a small geographic area composed of midwestern states. Approximately $2.7 million of premium was written in this new program during 1996 and premium writings of $3 to $4 million are expected for 1997 with expansion into a limited number of additional states anticipated.

During the second quarter of 1995, the Company entered the private passenger automobile insurance market for non-standard insureds. This program is currently being marketed in Indiana, however, at least one new state will be added during 1997. Market acceptance to date has been favorable and approximately $13.7 million of premium was written during 1996. Premium writings of $24 to $27 million are expected for 1997. Again, the future of this program will be dependent on information derived from and experience of the Company's limited marketing approach.

The Company will begin marketing a small business workers' compensation product in one state beginning in 1997. As experience in this limited market warrants, other states may be added. Premium writings of $3 to $5 million are expected for 1997.

INVESTMENTS

The Company manages its invested assets conservatively to provide a high degree of flexibility to respond to opportunities in the financial markets and in the Company's insurance lines. The resulting investment strategies emphasize relatively short-term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal. The Company's investment programs limit risk taking in all major portions of the portfolio.
        10

At December 31, 1996 the financial statement value of the Company's investment portfolio was $455 million. The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in the portfolio during 1996.

    Maturities on Bonds and Short-Term Investments at December 31 (Par Value)

                                                1996          1995
                                             ---------     ---------
            Less than one year                  39.7%          35.7%
            1 to 5 years                        42.2           50.8
            5 to 10 years                       10.2            6.2
            More than 10 years                   7.9            7.3
                                             ---------      ---------
                                               100.0%         100.0%
                                             =========      =========
            Average life of portfolio
              (years)                            3.1            2.9
                                             =========      =========

The Company's concentration of invested assets in short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise.

A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                            December 31
                                          1996       1995
                                       --------     --------
     U.S. Government obligations         36.8%        43.9%
     Common stocks                       21.8         17.9
     Municipal bonds                     14.3         10.3
     Mortgage-backed securities          12.6         10.3
     Short-term and other  investments    8.4         11.9
     Corporate and other bonds            5.3          4.8
     Preferred stocks                      .8           .9
                                       --------     --------
                                        100.0%       100.0%
                                       ========     ========

Approximately $4.3 million of the fixed maturity portfolio (.9% of total invested assets) consists of bonds considered less than investment grade at December 31, 1996. The unrealized net gain on the fixed maturity portfolio was $.8 million at December 31, 1996, before income taxes, and compares to a $4.4 million unrealized gain at December 31, 1995.

Equity securities comprise 32% of the financial statement value of the consolidated investment portfolio at December 31, 1996, up from 23% at the prior year end. The unrealized gains on the equity security portfolio increased $33 million, before taxes, from the prior year end, accounting for nearly the entire increase in the percentage of portfolio composition.
        11

A comparison of overall investment yields is as follows:

                                           1996        1995
                                         -------     -------
     Before federal tax:
       Investment income                    5.3%        5.9%
       Investment income plus realized
         investment gains                   7.1         7.6
     After federal tax:
       Investment income                    3.7         4.1
       Investment income plus realized
         investment gains                   4.9         5.2

EMPLOYEES

As of March 1, 1997, the Company had 194 employees, 183 of whom are engaged primarily in the business of the Company's Insurance Subsidiaries. The increase in employees from March 1, 1996 is due primarily to the expansion in the Company's new private passenger automobile and small business workers' compensation products.

COMPETITION

The insurance brokerage and agency business is highly competitive. B & L competes with a large number of insurance brokerage and agency firms and individual brokers and agents throughout the country, many of which are considerably larger than B & L. B & L also competes with insurance companies which write insurance directly with their customers.

Insurance underwriting is also highly competitive. The Insurance Subsidiaries compete with other stock and mutual companies and inter-insurance exchanges (reciprocals). There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by the Insurance Subsidiaries. Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have greater financial resources than the Company. In many cases, competitors are willing to provide coverage for rates lower than those charged by the Insurance Subsidiaries. Many potential clients self-insure workers' compensation and other risks for which the Company offers coverage, and some concerns have organized "captive" insurance companies as subsidiaries through which they insure their own operations. Some states have workers' compensation funds which preclude private companies from writing this business in those states. Federal law also authorizes the creation of "Risk Retention Groups" which may write insurance coverages similar to those offered by the Company.

In connection with the sale of Hoosier, the Company is restricted from issuing any contract of insurance, of the type issued by Hoosier, in the state of Indiana through December 31, 1998.

ITEM 101(b), (c)(1)(i) and (vii), and (d) of REGULATION S-K:

Reference is made to Note L to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.
        12

Item 2.  PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana in the Landmark Building. This building is located approximately one mile from downtown Indianapolis. The lease covers approximately 46,000 square feet and expires in August, 1998, with an option to renew for an additional three years. The Company's entire operations, with the exception of Baldwin & Lyons, California, are conducted from these leased facilities.

The Company owns a small building and the adjacent real estate approximately two miles from its main office. This building contains approximately 3,300 square feet of usable space, and is used primarily as storage facilities and as a contingent back up and disaster recovery site for computer operations.

Baldwin & Lyons, California leases approximately 2,700 square feet of office space in a suburb of Los Angeles, California. The lease expires in August, 1997 with a three year renewal option which the company intends to exercise. All west coast operations are conducted from these facilities.

The current facilities are expected to be adequate for the Company's operations for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided. No currently pending matter is deemed by management to be material to the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 1996.
        13

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Class B Common Stock are traded in the NASDAQ National Market System and are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbols BWINA and BWINB, respectively. As of December 31, 1996, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 1996 and 1995, as reported by the National Association of Security Dealers, Inc. through NASDAQ and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                     Class A                  Class B              Cash
                              ---------------------    ---------------------    Dividends
                                 High        Low          High        Low        Declared
                              ---------   ---------    ---------   ---------    ---------
Year ended December 31:
1996:
Fourth Quarter                 $19          $16 1/2     $18 15/16    $17 3/4        $.10
Third Quarter                   19 3/4       18 3/4      20 3/4       18 1/4         .10
Second Quarter                  20 1/2       16 1/2      20 3/4       14 1/4         .08
First Quarter                   18 3/4       16 3/4      18           14 1/4         .08

1995:
Fourth Quarter                 $17 3/4      $15 3/4     $16 1/2      $14 1/4        $.08
Third Quarter                   17           15 3/4      16           14 7/8         .08
Second Quarter                  18 1/4       15 3/4      17           15 1/2         .08
First Quarter                   18 1/4       16 1/4      17 5/8       15             .06


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note H to the consolidated financial statements.
       14

Item 6.  SELECTED FINANCIAL DATA

                                                              Year Ended December
                                          ------------------------------------------------------------
                                             1996         1995        1994         1993        1992
                                          ----------   ----------  ----------   ----------  ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums written                       $ 61,431     $ 63,065    $ 61,503     $ 53,820    $ 54,032

Net premiums earned                          58,743       58,793      61,187       53,210      53,694

Net investment income and realized
    gains on investments                     26,440       26,371      15,272       21,447      20,027

Losses and loss expenses incurred            33,754       38,754      32,910       26,960      34,308

Income from continuing operations            21,334       20,594      20,505       24,654      21,069

Net income                                   21,692       29,360      20,791       25,234      21,251

Earnings per share -- net income (1) (3)       1.51         1.97        1.37         1.62        1.35

Cash dividends per share (3)                    .36          .30         .33         .183        .175

Investment portfolio -- statement value     454,791      424,833     386,646      382,904     358,262

Total assets                                533,462      512,225     503,899      487,522     476,247

Shareholders' equity                        273,122      247,008     205,933      203,380     177,912

Book value per share (1) (3)                  19.46        16.78       13.66        13.01       11.41

Underwriting ratios (2):

   Losses and loss expenses                   57.5%        65.9%       53.8%        50.7%       63.9%

   Underwriting expenses                      29.2%        28.0%       27.6%        29.9%       24.0%

   Combined                                   86.7%        93.9%       81.4%        80.6%       87.9%

(1)  Adjusted for the effect of stock options outstanding

(2) Data is for all coverages combined and is presented based upon generally accepted accounting principles.

(3) All per share amounts are adjusted for the three-for-one stock split on November 17, 1993.

        15

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's liquidity are (1) funds generated from insurance premiums, (2) net investment income and (3) maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments and commissions paid to the parent company, generally average between 25% and 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. During extended periods of declining premium volume, however, operating cash flows may turn negative as loss settlements exceed net premium revenue and receipts of investment income.

For several years, the Company's investment philosophy has emphasized the purchase of short-term instruments with maximum quality and liquidity. As interest rates have remained relatively low and yield curves have been essentially flat in recent years, the Company has not committed funds to longer term fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was 3.1 years compared to 2.9 years for 1995. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 1996 included $19.6 million in short-term investments which are readily convertible to cash without market penalty and an additional $94.3 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions continue to produce inadequate rates and the Company chooses to further reduce volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 1996 were approximately 24% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Consolidated shareholders' equity increased to $273.1 million at December 31, 1996, from $247.0 million at December 31, 1995. In addition to current year earnings, this increase includes a $19.2 million increase in unrealized net gains on the Company's investment portfolio from $19.3 million at December 31, 1995 to $38.5 million at December 31, 1996. The increase in shareholders' equity is net of $10.2 million in treasury share purchases and $5.1 million of dividends to shareholders. Book value per common share outstanding increased 16% to $19.46 at December 31, 1996 from $16.78 per share at December 31, 1995.
        16

As more fully discussed in Note H to the consolidated financial statements, at December 31, 1996, $20.5 million, or 7.5% of consolidated shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $49.7 million at December 31, 1996.

RESULTS OF OPERATIONS

NOTE: ALL COMPARATIVE AMOUNTS IN THE FOLLOWING DISCUSSION, FOR THE YEAR 1994, HAVE BEEN ADJUSTED TO REFLECT THE SALE OF HOOSIER INSURANCE COMPANY DURING 1995. SEE NOTE A FOR MORE INFORMATION WITH RESPECT TO THIS SALE.

1996 COMPARED TO 1995
Direct premiums written for 1996 totaled $63.4 million, a decrease of $4.0 million (6.0%) from 1995. This decrease is primarily attributable to decreases in the majority of the Company's trucking-related products. Large fleet and medium fleet trucking premium writings decreased $9.9 million (29.1%) and $.8 million (20.7%), respectively, reflecting the continued intense competition in these markets which resulted in the non-renewal of several accounts and rate reductions on those accounts renewed. Premium writings for Protective's "work accident" program also decreased by $2.1 million (13.8%) from 1995, reflecting rate reductions on renewed accounts. Decreases in premium writings were also derived from Sagamore's program for small trucking fleet risks and surety premiums related to large fleet risks of $.7 million each. The above decreases were partially offset by an increase in Sagamore's non-standard private passenger automobile business of $8.8 million (181.6%) from 1995. In addition, premiums for retrospectively rated workers' compensation policies increased $1.3 million reflecting loss development on prior year policies.

Premium writings from reinsurance assumed decreased by $2.3 million (19.2%) to $9.9 million during 1996. This decrease relates principally to a $2.1 million reduction in premiums assumed from voluntary property catastrophe retrocession pools, to $9.2 million, during 1996. The lower catastrophe assumed premium is attributable to withdrawal from certain markets by the ceding reinsurers as the result of declining premium rates.

Premium writings ceded to reinsurers decreased $4.7 million (28.7%) during 1996 to $11.8 million. The percentage of premiums ceded to direct premiums written decreased to 18.6% for 1996 from 24.5% for 1995 due primarily to the termination of the quota share treaty on the Company's "work accident" program at the beginning of 1996. Ceding rates on the Company's primary treaties for 1996 were consistent with the prior year.

After giving effect to changes in unearned premiums, net premiums earned were $58.7 million for 1996, nearly unchanged from 1995. Net premiums earned from all trucking liability insurance products, including small fleet trucking, decreased by $5.7 million (12.8%). Premiums earned from voluntary reinsurance assumed decreased by $1.8 million. The above decreases were offset by a $7.6 million increase in Sagamore's non-standard private passenger automobile program during 1996.
        17

Net investment income decreased by $.6 million (2.9%) during 1996 due to $.9 million non-recurring income from the liquidation of a limited partnership during 1995. The average pre-tax yield on invested assets for 1996 was 5.3% compared to 5.9% for 1995 while the after-tax yield for 1996 was 3.7% compared to 4.1% for 1995. Investment expenses, which are netted directly against income, were relatively unchanged from 1995 and were 5.6% of gross investment income compared to 5.3% for 1995.

Consolidated realized net capital gains were $6.9 million in 1996 compared to $6.2 million for 1995. The current year net gain consisted of gains on equity securities and fixed maturities of $6.5 million and $.4 million, respectively.

Losses and loss expenses during 1996 decreased $5.0 million (12.9%) to $33.8 million. The 1996 consolidated loss and loss expense ratio was 57.5% compared to 65.9% for 1995. Losses and loss expenses incurred for 1996 and 1995 included adverse development on environmental liability claims of $2.4 million and $7.6 million, respectively, relating to policies written in the 1970's. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratios for 1996 and 1995 were 53.4% and 53.0%, respectively. The consolidated savings on all prior year losses was $12.2 million for 1996 compared to $5.5 million for 1995. Adjusted for the development on environmental liability claims, savings on prior accident year losses were $14.6 million and $13.1 million during 1996 and 1995, respectively. These savings related predominantly to the Company's trucking and trucking-related business. Because of the high limits provided by the Company to its insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of comfort in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, in recent years, tended to produce savings from the reserves provided. The Company believes that the favorable loss development may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. The Company has established provisions for incurred but not reported environmental losses at December 31, 1996 which are believed to be sufficient to cover all anticipated exposure.

Other operating expenses for 1996, before credits for allowances from reinsurers, increased $3.3 million (17.2%) to $22.5 million. Salary related expenses increased $2.1 million (18.7%) due primarily to a 16% increase in the number of employees, as the Company's new products continue to expand, and equity appreciation rights accruals which are tied to the Company's book value. Direct commission expense increased $.9 million (34.5%) as the result of increases in premiums from Sagamore's personal automobile product. Allowances from reinsurers decreased $.7 million (42.7%) as the result of the termination of the quota share reinsurance treaty covering the Company's "work accident" program. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 29.2% during 1996 compared to 28.0% for 1995. Including the agency operations, which absorbed much of the development costs for the Company's new products, the ratio of other operating expenses to total revenue, adjusted for net realized gains, was 27.1% for 1996 compared with 21.9% for 1995.

The effective federal tax rate for consolidated operations for 1996 was 31.6%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.
        18

As a result of the factors mentioned above, income from consolidated continuing operations for 1996 was $21.3 million compared to $20.6 million for 1995.

The Company's net income for 1996 totaled $21.7 million compared to a record $29.4 million reported during 1995, which included a $7.6 million gain on the sale of Hoosier Insurance Company. Earnings per share decreased to $1.51 in 1996 from a record $1.97 in 1995.

1995 COMPARED TO 1994
Direct premiums written for 1995 totaled $67.4 million, an increase of $1.2 million (1.8%) from 1994. This increase is attributable to a myriad of changes in the Company's product categories. Increases in premium writings were derived from Sagamore's new product lines for non-standard private passenger automobile and small trucking fleet risks of $4.9 million and $3.4 million, respectively. In addition, Protective's "work accident" program produced higher premium volume for the sixth straight year since this product was introduced, increasing $.9 million, or 6.4%, during 1995. The Company also recorded net additional premiums for retrospectively rated workers' compensation policies of $.4 million compared to net returns of $1.2 million during 1994. The above increases were partially offset by decreases in large fleet and medium fleet trucking premium writings of $7.1 million (17.2%) and $2.4 million (39.4%) reflecting the continued intense competition in these markets which resulted in the non-renewal of several accounts and rate reductions on those accounts renewed.

Premium writings from reinsurance assumed decreased by $.9 million (6.5%) to $12.2 million during 1995. This decrease relates principally to changes in reinsurance assumed from mandatory state pools and underwriting associations. Voluntary reinsurance assumed from property catastrophe retrocession pools was $11.3 million during 1995, level with 1994. This program has become a significant source of revenue for the Company and it is expected that these retrocession assumptions will continue as long as market conditions are favorable.

Premium writings ceded to reinsurers decreased $1.7 million (9.4%) during 1995 to $16.5 million. The percentage of premiums ceded to direct premiums written was 24.5% for 1995, unchanged from 1994. Ceding rates on the Company's primary treaties for 1995 were consistent with the prior year.

After giving effect to changes in unearned premiums, the factors mentioned above decreased net premiums earned by $2.4 million (3.9%) to $58.8 million for 1995. Net premiums earned from all trucking liability insurance products, including small fleet trucking, decreased by $3.6 million (8.2%). Premiums earned from reinsurance assumed decreased by $1.4 million primarily as the result of a $1.7 million decrease in premium earned from mandatory state pools and underwriting associations. Premiums earned from worker's compensation products for truckers increased $1.0 million due primarily to the increase in premiums from the runoff of older retrospectively rated policies. In addition, premiums earned from Sagamore's new non-standard automobile program totaled $1.7 million during 1995.

Net investment income increased by $5.4 million (36.8%) during 1995. Income for 1995 includes $.9 million representing income derived from a limited partnership investment which was liquidated effective December 31, 1995. The average pre-tax yield on invested assets for 1995 was 5.9% compared to 4.6% for 1994 while the after-tax yield for 1995 was 4.1% compared to 3.3% for 1994. Investment expenses, which are netted directly against income, increased approximately $.2 million and were 5.3% of gross investment income in 1995 compared to 6.1% for 1994.
        19

Consolidated realized net capital gains were $6.2 million in 1995 compared to $.5 million for 1994. The current year net gain consisted of gains on equity securities and fixed maturities of $6.7 million and $.3 million, respectively, and losses of $.8 million on short-term and other investments.

Losses and loss expenses during 1995 increased $5.8 million (17.8%) to $38.8 million. The 1995 consolidated loss and loss expense ratio was 65.9% compared to 53.8% for 1994. The loss and loss expense ratio on current year trucking and trucking-related accidents actually decreased from 97.8% for 1994 to 76.5% for 1995 as the unusually high frequency and severity experienced during 1994 was not repeated during the current year. In addition, the loss ratio on reinsurance assumed under catastrophe retrocessions decreased from 69.9% in 1994 to 42.3% in 1995. However, offsetting these more favorable factors was a significant decrease in the savings realized on the development of prior year losses during 1995. The results from 1994 included an unusually high savings on prior year losses of $22.9 million. During 1995, the Company experienced adverse development totaling $7.6 million relating to environmental liability claims for policies written in the 1970's. However, consolidated savings on all prior year losses was $5.5 million, including the development on environmental liability claims. Adjusted for the development on environmental liability claims, savings on prior accident year losses were $13.1 million during 1995. See comments in the foregoing discussion of operations for 1996 compared to 1995 regarding the development of prior year reserves.

Other operating expenses for 1995, before credits for allowances from reinsurers, increased $2.2 million (13.1%) to $19.2 million. Salary related expenses increased $1.9 million (21.6%) due primarily to incentive bonus and equity appreciation rights accruals which are tied to the Company's operating results and book value. Commission expense increased $.5 million (24.6%) as the result of increases in premiums from Sagamore's personal automobile and small fleet trucking products. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 28.0% during 1995 compared to 27.6% for 1994. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted for net realized gains, was 21.9% for 1995 compared with 19.8% for 1994.

The effective federal tax rate for consolidated operations for 1995 was 31.4%. This rate is lower than the statutory rate primarily because of a $.2 million reduction in current federal taxes payable related to the "fresh start" provisions of the 1986 Tax Reform Act and because of tax-exempt investment income. The effective federal tax rate was 32.2% without the effect of the "fresh start" credits.

As a result of the factors mentioned above, income from consolidated continuing operations for 1995 was $20.6 million and remained essentially level with that of 1994. The Company recognized a gain on the sale of Hoosier Insurance Company of $7.6 million, net of federal income tax, and recorded $.7 million in income for its share of Hoosier's operations prior to the sale.

The Company's net income for 1995 totaled a record $29.4 million compared to $20.8 million reported during 1994. Earnings per share increased to a record $1.97 in 1995 from $1.37 in 1994.

FORWARD-LOOKING INFORMATION

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:
        20

(i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $10.7 million and $.5 million were recorded at December 31, 1996 and 1995, respectively. The net deferred tax liability at December 31, 1996 included $7.0 million in special tax deposits covered under
Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $7.3 million in special tax deposits at December 31, 1995. Adjusted for the special deposits, a net deferred tax liability of $17.7 million was recorded at December 31, 1996 compared to a net deferred tax liability of $7.8 million at December 31, 1995. The increase in deferred federal taxes payable is attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $7.0 million have been paid in connection with this election.

IMPACT OF INFLATION

To the extent possible, the Company attempts to recover the costs of inflation by increasing the premiums it charges. A majority of the Company's premiums are charged as a percentage of an insured's gross revenue or payroll. As these charging bases increase with inflation, so does premium. The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval. Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected. The Company maintains a sizable portion of its investment portfolio in short-term instruments and changes in current market interest rates correspondingly affect yields on these investments. Further, as inflation affects current market rates of return, previously committed investments may rise or decline in value depending on the type and maturity of investment.
        21

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses. The importance of continually adjusting reserves is even more pronounced in a period of extreme inflationary pressure.
        22

                           ANNUAL REPORT ON FORM 10-K





               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 1996

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

        23

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc., and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedules listed in the index at item 14(a)(1) and (2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 26, 1997

        24


CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                   December 31
                                                            -------------------------
                                                               1996          1995
                                                            ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                         $ 273,828     $ 279,083
    Equity securities                                          147,196        98,428
    Short-term                                                  19,579        38,600
    Other                                                       14,188         8,722
                                                             ---------     ---------
                                                               454,791       424,833

Cash                                                             7,575         1,369
Accounts receivable                                             13,967        13,174
Accrued investment income                                        3,888         4,615
Reinsurance recoverable                                         43,829        54,702
Deferred policy acquisition costs                                1,425           763
Investments in equity subsidiary and its affiliates                  -         9,582
Current federal income taxes                                       568             -
Property and equipment--less accumulated depreciation
    (1996, $4,223; 1995, $4,030)                                 3,259         1,832
Other assets                                                     4,160         1,355
                                                            ----------    ----------
                                                             $ 533,462     $ 512,225
                                                            ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                 $ 196,939     $ 211,489
    Unearned premiums                                           10,835         8,262
                                                            ----------    ----------
                                                               207,774       219,751

Reinsurance payable                                              7,318        15,405
Accounts payable and other liabilities                          27,568        19,698
Deposits received from insureds                                  6,946         8,792
Deferred federal income taxes                                   10,734           450
Current federal income taxes                                         -         1,121
                                                            ----------    ----------
                                                               260,340       265,217
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding 1996, 2,444,329 shares;
          1995, 2,476,029 shares                                   130           132
       Class B -- authorized 20,000,000 shares;
           outstanding 1996, 11,515,145 shares;
          1995, 12,101,161 shares                                  614           645
    Additional paid-in capital                                  42,100        43,620
    Unrealized net gains on investments                         38,472        19,251
    Retained earnings                                          191,806       183,360
                                                            ----------    ----------
                                                               273,122       247,008
                                                            ----------    ----------
                                                             $ 533,462     $ 512,225
                                                            ==========    ==========

See notes to consolidated financial statements.

        25

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                             Year Ended December 31
                                                                     -------------------------------------
                                                                         1996        1995         1994
                                                                      ----------  ----------   ----------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                $  58,743   $  58,793    $  61,187
    Net investment income                                                 19,580      20,161       14,734
    Realized net gains on investments                                      6,860       6,210          538
    Commissions, service fees and other income                             1,304       1,164        1,248
                                                                      ----------  ----------   ----------
                                                                          86,487      86,328       77,707
EXPENSES:
    Losses and loss expenses incurred                                     33,754      38,754       32,910
    Other operating expenses                                              21,542      17,541       15,296
                                                                      ----------  ----------   ----------
                                                                          55,296      56,295       48,206
                                                                      ----------  ----------   ----------
                                INCOME FROM CONTINUING OPERATIONS
                                      BEFORE FEDERAL INCOME TAXES         31,191      30,033       29,501

Federal income taxes                                                       9,857       9,439        8,996
                                                                      ----------  ----------   ----------
                                INCOME FROM CONTINUING OPERATIONS         21,334      20,594       20,505

DISCONTINUED OPERATIONS, NET OF FEDERAL INCOME TAXES:
    Income from discontinued operations                                      358       1,126          286
    Gain on sale of Hoosier Insurance Company                                  -       7,640            -
                                                                      ----------  ----------   ----------

                                                       NET INCOME         21,692      29,360       20,791

Retained earnings at beginning of year                                   183,360     162,934      153,109
Cash dividends (per share - 1996, $.36;
    1995, $.30; and 1994, $.33)                                           (5,107)     (4,421)      (4,913)
Treasury shares purchased                                                 (8,112)     (4,617)      (5,979)
Foreign exchange adjustment                                                  (27)        104          (74)
                                                                      ----------  ----------   ----------
                                 RETAINED EARNINGS AT END OF YEAR      $ 191,806   $ 183,360    $ 162,934
                                                                      ==========  ==========   ==========

Per share data:
    Average number of common and common equivalent
      shares outstanding                                              14,355,261  14,933,147   15,183,314

    Income before discontinued operations and realized net gains          $ 1.18      $ 1.11       $ 1.33
    Realized net gains on investments                                        .31         .27          .02
    Income from discontinued operations                                      .02         .08          .02
    Gain on sale of Hoosier Insurance Company                                  -         .51            -
                                                                      ----------  ----------   ----------
                                                       NET INCOME         $ 1.51      $ 1.97       $ 1.37
                                                                      ==========  ==========   ==========


See notes to consolidated financial statements.

        26

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                               Year Ended December 31
                                                                        -----------------------------------
                                                                           1996         1995        1994
                                                                        ----------   ----------  ----------
                                                                               (dollars in thousands)
Operating activities
   Net Income                                                            $ 21,692     $ 29,360    $ 20,791
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                 1,780        5,195       3,944
         Change in accrued investment income                                  727       (1,140)        184
         Change in losses and loss expenses and
               reinsurance recoverable                                     (3,677)      (4,744)       (799)
         Change in other assets, other liabilities and
               current income taxes                                        (4,026)      (2,417)      2,169
         Amortization of net policy acquisition costs                       5,145        2,146       7,928
         Net policy acquisition costs deferred                             (5,806)      (2,805)     (8,488)
         Provision for deferred income tax credits                           (643)        (312)     (1,216)
         Bond amortization                                                    556          360       1,318
         Loss (gain) on sale of property                                       48          (17)          2
         Depreciation                                                         676          549         782
         Net realized gain on investments                                  (7,210)      (6,597)       (469)
         Income from discontinued operations                                 (359)      (1,822)       (404)
         Gain on sale of Hoosier Insurance Company                              -       (7,640)          -
         Compensation expense related to discounted stock options             516          402          72
                                                                        ----------   ----------  ----------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES      9,419       10,518      25,814

INVESTING ACTIVITIES
   Purchases of long-term investments                                    (218,611)    (246,789)   (171,079)
   Proceeds from maturities                                                81,963       64,641      93,836
   Proceeds from sales of fixed maturities                                 27,860       14,391      18,770
   Proceeds from sales of equity securities                               100,976      120,706      68,371
   Net proceeds from sales of (purchases of) short-term investments        19,021        7,858     (26,477)
   Net proceeds from the sale of Hoosier Insurance Company                      -       35,614           -
   Distributions from limited partnerships                                  3,018        3,790       1,480
   Purchases of property and equipment                                     (2,359)        (887)       (844)
   Proceeds from disposals of property and equipment                          208          148          92
                                                                        ----------   ----------  ----------
                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     12,076         (528)    (15,851)

FINANCING ACTIVITIES
   Dividends paid to shareholders                                          (5,107)      (4,421)     (4,913)
   Proceeds from sale of common stock                                           -        1,200           5
   Cost of treasury stock                                                 (10,182)      (5,931)     (7,857)
                                                                        ----------   ----------  ----------
                                 NET CASH USED IN FINANCING ACTIVITIES    (15,289)      (9,152)    (12,765)
                                                                        ----------   ----------  ----------
                                           INCREASE (DECREASE) IN CASH      6,206          838      (2,802)
Cash at beginning of year                                                   1,369          531       3,333
                                                                        ----------   ----------  ----------
                                                   CASH AT END OF YEAR   $  7,575    $   1,369    $    531
                                                                       ==========   ==========  ==========

See notes to consolidated financial statements.

        27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Baldwin & Lyons, Inc. and Subsidiaries
(DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated in consolidation.

DISCONTINUED OPERATIONS: The consolidated statements of income for 1995 and 1994 have been restated to reflect the sales of Amli Realty, Inc. (Amli) in 1996 and Hoosier Insurance Company (Hoosier) in 1995. Related income and expense amounts for the current and prior years and the gain recognized on the sale of Hoosier are reported as discontinued operations. No gain or loss was realized on the Amli sale which was treated as a non-monetary, tax-free exchange. The consolidated statements of cash flows for 1996 and 1995 include changes in certain assets and liabilities which are presented without the effects of the sales of Amli in 1996 and Hoosier in 1995. The consolidated balance sheet at December 31, 1995 and the consolidated statements of cash flows for 1995 and 1994 have not been restated.

USE OF ESTIMATES: Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS: Carrying amounts for these instruments approximate their fair values. Checks outstanding are classified with accounts payable and other liabilities.

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds, notes and redeemable preferred stocks) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (nonredeemable preferred stocks and common stocks) and other investments are carried at quoted market prices (fair value). All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity. Although the Company has classified fixed maturity investments as available for sale, it has the ability to hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation is computed substantially by the straight-line method.

RESERVES FOR LOSSES AND LOSS EXPENSES: The reserves for losses and loss expenses are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year end. These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserves for losses and loss expenses are adequate. The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

Certain loss reserves related to permanent total disability claims under workers' compensation coverages are discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5 percent, and adjusted for losses retained by the insured.

RECOGNITION OF REVENUE AND COSTS: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to
        28

RECOGNITION OF REVENUE AND COSTS (CONTINUED): subsequent accounting periods. Commissions to unaffiliated companies and other acquisition costs applicable to unearned premiums are deferred and expensed as the related premiums are earned. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other insurers have been reported as a reduction of premium income. Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets. Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed
periods.    Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods.

Stock-based Compensation: Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations is used in accounting for stock options, stock purchases and equity appreciation rights which are, from time to time, granted to employees and outside directors. Application of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, would yield results no different from those reported.

FEDERAL INCOME TAXES: A consolidated federal income tax return is filed by the Company and includes all wholly owned subsidiaries.

EARNINGS PER SHARE: Earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the effect, if any, of options outstanding.

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation.
        29

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                       Cost or      Gross        Gross        Net
                                                            Fair      Amortized   Unrealized   Unrealized  Unrealized
                                                           Value         Cost       Gains        Losses      Gains
                                                         ----------   ----------  ----------   ----------  ----------
1996:
   U. S. government obligations                           $145,855     $145,755    $    451     $   (352)     $    99
   Mortgage-backed securities                               49,973       49,926         313         (265)          48
   Obligations of states and political subdivisions         56,747       56,585         189          (27)         162
   Corporate securities                                     21,253       20,764         489            -          489
                                                         ----------   ----------  ----------   ----------  ----------
      Total fixed maturities                               273,828      273,030       1,442         (644)         798
   Equity securities                                       147,196       89,344      60,645       (2,793)      57,852
   Short-term and other                                     33,767       33,383         503         (120)         383
   Short positions - see note below                              -            -         155            -          155
                                                         ----------   ----------  ----------   ----------  ----------
      Total available-for-sale securities                 $454,791     $395,757    $ 62,745     $ (3,557)      59,188
                                                         ==========   ==========  ==========   ==========

                                                                        Applicable federal income taxes       (20,716)
                                                                                                           ----------
                                                                      Net unrealized gains - net of tax      $ 38,472
                                                                                                           ==========
1995:
   U. S. government obligations                           $176,552     $173,375     $  3,223    $    (46)    $  3,177
   Mortgage-backed securities                               41,615       40,869          809         (63)         746
   Obligations of states and political subdivisions         40,870       40,806           95         (31)          64
   Corporate securities                                     20,046       19,630          443         (27)         416
      Total fixed maturities                               279,083      274,680        4,570        (167)       4,403
                                                         ----------   ----------   ----------   ----------  ----------
   Equity securities                                        98,428       73,519       27,955      (3,046)      24,909
   Short-term and other                                     47,322       47,017          516        (211)         305
                                                         ----------   ----------   ----------   ----------  ----------
      Total available-for-sale securities                 $424,833     $395,216     $ 33,041    $ (3,424)      29,617
                                                         ==========   ==========   ==========   ==========

                                                                         Applicable federal income taxes      (10,366)
                                                                                                           ----------
                                                                       Net unrealized gains - net of tax     $ 19,251
                                                                                                           ==========

Note: The fair value of the Company's short positions at December 31, 1996 was $744 and is included in accounts payable.

        30

Realized and unrealized gains (losses) on investments for the years ended December 31 are summarized below:

                                                   Short-term Total Gains
                            Fixed       Equity     and Other  (Losses) on
                          Maturities  Securities  Investments Investments
                          ----------  ----------   ----------  ----------
1996:
   Realized                $    392    $  6,487     $    (19)   $  6,860
   Change in unrealized      (3,605)     32,943          233      29,571
                          ----------  ----------   ----------  ----------
      Combined             $ (3,213)   $ 39,430     $    214    $ 36,431
                          ==========  ==========   ==========  ==========
1995:
   Realized                $    282    $  6,732     $   (804)   $  6,210
   Change in unrealized       9,554      21,997         (225)     31,326
                          ----------  ----------   ----------  ----------
     Combined              $  9,836    $ 28,729     $ (1,029)   $ 37,536
                          ==========  ==========   ==========  ==========
1994:
   Realized                $     23    $  1,243     $   (728)   $    538
   Change in unrealized      (7,659)       (234)        (524)     (8,417)
                          ----------  ----------   ----------  ----------
     Combined              $ (7,636)   $  1,009     $ (1,252)   $ (7,879)
                          ==========  ==========   ==========  ==========

Sales of fixed maturity investments during 1996, 1995 and 1994 produced gross gains of $622, $351 and $494, respectively, and gross losses of $230, $69 and $471, respectively. Sales of equity securities during 1996, 1995 and 1994 produced gross gains of $9,204, $11,170 and $5,346, respectively, and gross losses of $2,717, $4,438 and $4,103, respectively.

The carrying amounts and fair values of fixed maturity investments at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are determined on a specific identification basis.

                                                  Fair Values                     Cost or Amortized Cost
                                      -----------------------------------  -----------------------------------
                                      Mortgage-                  Total      Mortgage-                  Total
                                        Backed                   Fixed        Backed                   Fixed
                                      Securities   All Other   Maturities   Securities  All Other    Maturities
                                      ----------   ----------  ----------   ----------  ----------   ----------
One year or less                       $    230     $ 98,053    $ 98,283     $    228    $ 97,870     $ 98,098
Excess of one year to five years          6,125      116,268     122,393        6,105     116,043      122,148
Excess of five years to ten years        20,680        8,900      29,580       20,780       8,600       29,380
Excess of ten years                      22,938            -      22,938       22,813           -       22,813
                                      ----------   ----------  ----------   ----------  ----------   ----------
   Total maturities                      49,973      223,221     273,194       49,926     222,513      272,439
   Redeemable preferred stock                 -          634         634            -         591          591
                                      ----------   ----------  ----------   ----------  ----------   ----------
                                       $ 49,973     $223,855    $273,828     $ 49,926    $223,104     $273,030
                                      ==========   ==========  ==========   ==========  ==========   ==========

Major categories of investment income for the years ended December 31 are summarized as follows:

                                         1996         1995        1994
                                      ----------   ----------  ----------
Fixed maturities                       $ 16,769     $ 14,937    $ 11,601
Equity securities                         2,197        2,111       2,148
Short-term and other investments          1,776        4,236       1,943
                                      ----------   ----------  ----------
                                         20,742       21,284      15,692
Investment expenses                      (1,162)      (1,123)       (958)
                                      ----------   ----------  ----------
              NET INVESTMENT INCOME    $ 19,580     $ 20,161    $ 14,734
                                      ==========   ==========  ==========

        31

Approximately 38% of purchases and 58% of sales of investments during the three years ended December 31, 1996 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees paid to affiliated investment advisors were $932, $965 and $627 in 1996, 1995 and 1994, respectively.

Short-term and other investments include holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company. Other investments includes $2,237 and $2,594 at December 31, 1996 and 1995, respectively, representing limited partnership interests in ventures in which Amli Realty, Inc. (Amli) serves as general partner. Three directors of the Company are also directors and/or officers of Amli.

NOTE C - ACCOUNTS RECEIVABLE
Major categories of accounts receivable are as follows:

                                                        1996         1995
                                                     ----------   ----------
     Amounts receivable from agents and insureds      $ 14,127     $ 13,232
     Other                                                 186          242
                                                     ----------   ----------
                                                        14,313       13,474
     Less allowances for doubtful accounts                 346          300
                                                     ----------   ----------
                                                      $ 13,967     $ 13,174
                                                     ==========   ==========

Note D - Loss and Loss Expense Reserves
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                           Year Ended December 31,
                                                        1996         1995        1994
                                                     ----------   ----------  ----------
Reserves at the beginning of the year                 $161,458     $175,554    $175,949

Provision for losses and loss expenses:
   Continuing operations:
       Claims occurring during the current year         45,999       44,238      55,766
       Claims occurring during prior years             (12,245)      (5,484)    (22,856)
   Discontinued operations                                   -            -      18,573
                                                     ----------   ----------  ----------
        Total incurred                                  33,754       38,754      51,483

Loss and loss expense payments:
   Continuing operations:
       Claims occurring during the current year         12,891        7,760       9,951
       Claims occurring during prior years              27,825       33,819      25,778
   Discontinued operations                                   -       11,186      16,137
                                                     ----------   ----------  ----------
        Total paid                                      40,716       52,765      51,866

Change in unpaid portion of uncollectible
    amounts due from reinsurers                             41          (85)        (12)
                                                     ----------   ----------  ----------
Reserves at the end of the year                        154,537      161,458     175,554

Reinsurance recoverable on reserves
   at the end of the year                               42,402       50,031      59,655
                                                     ----------   ----------  ----------
Reserves, gross of reinsurance
    recoverables, at the end of the year              $196,939     $211,489    $235,209
                                                     ==========   ==========  ==========

        32

The reserves for losses and loss expenses on continuing operations, net of related reinsurance recoverables, at December 31, 1995, 1994 and 1993 were decreased by $12,245, $5,484 and $22,856, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 1996 and 1995, on reserves outstanding at December 31, 1995 and 1994 included $2,395 and $7,575, respectively, of incurred losses and loss expenses related to environmental damage claims. Reported cases relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Included in the above loss and loss expense incurred amounts are reserves for incurred but not reported environmental losses of $5,000 and $3,000 at December 31, 1996 and 1995, respectively. Adjusted for environmental claims, management believes that the more favorable than anticipated experience may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. These trends were considered in the establishment of the Company's reserves at December 31, 1996.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools. Management relies on the reserve data provided by the pools and performs no additional actuarial tests on such data.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 1996 and 1995, loss reserves have been reduced by approximately $4,694 and $8,096, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $1,725 at both December 31, 1996 and 1995.
        33

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                        1996         1995
                                                     ----------   ----------
Deferred tax assets:
   Discounts of loss and loss expense reserves        $  7,031     $  7,260
   Deferred compensation                                 3,347        2,260
   Unearned premiums                                       734          527
   Other                                                 1,076        1,588
                                                     ----------   ----------
      Total deferred tax assets                         12,188       11,635
                                                     ----------   ----------
Deferred tax liabilities:
   Unrealized gain on investments                       21,273       10,366
   Deferred acquisition costs                              499          269
   Salvage and subrogation                                 604          604
   Other                                                   546          846
                                                     ----------   ----------
      Total deferred tax liabilities                    22,922       12,085
                                                     ----------   ----------
      Net deferred liabilities                       $ (10,734)    $   (450)
                                                     ==========   ==========

Federal income tax expense consists of the following:
                                                        1996         1995        1994
                                                     ----------   ----------  ----------
Taxes (credits) on income from
  consolidated continuing operations:
   Current                                            $ 10,116     $ 10,343    $  9,307
   Deferred                                               (259)        (904)       (311)
                                                     ----------   ----------  ----------
                                                      $  9,857     $  9,439    $  8,996
                                                     ==========   ==========  ==========
Taxes (credits) on income from
  discontinued operations:
   Current:
      Income                                          $      -     $    139    $    185
      Gain on sale                                           -        3,850           -
   Deferred                                                193          326         (71)
                                                     ----------   ----------  ----------
                                                      $    193     $  4,315    $    114
                                                     ==========   ==========  ==========

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                        1996         1995        1994
                                                     ----------   ----------  ----------
Statutory federal income rate applied to
   pretax income from continuing operations           $  10,917    $  10,512   $  10,326
Tax effect of (deduction):
   Tax-exempt investment income                          (1,079)        (905)     (1,120)
   Other                                                     19         (168)       (210)
                                                     ----------   ----------  ----------
Federal income tax expense                            $   9,857    $   9,439   $   8,996
                                                     ==========   ==========  ==========

        34

The components of the provision for deferred federal income taxes (credits) are as follows:

                                                        1996         1995        1994
                                                     ----------   ----------  ----------
Discounts of loss and loss expense reserves           $    230     $    498    $    (13)
Deferred compensation                                   (1,088)        (896)       (475)
Other                                                      792         (180)        106
                                                     ----------   ----------  ----------
   Provision for deferred federal income tax          $    (66)    $   (578)   $   (382)
                                                     ==========   ==========  ==========

Cash flows related to federal income taxes paid, net of refunds received, for 1996, 1995 and 1994 were $11,805, $13,600 and $13,355, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $7,031 of deferred tax assets at December 31, 1996 arising from loss reserve discounting is assured based on Section 847 of the Internal Revenue Code.


NOTE F - REINSURANCE
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. The insurance subsidiaries also assume voluntary reinsurance from various property catastrophe retrocession pools. The occurrence of a major catastrophic event could have a significant impact on the Company's financial statements. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

Net premiums earned for 1996, 1995 and 1994 have been reduced by reinsurance ceded premiums of approximately $11,698, $16,340 and $18,477, respectively. Net losses and loss expenses incurred for 1996, 1995 and 1994 have been reduced by reinsurance recoveries of approximately $991, $26,554 and $20,955, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts. Net premiums earned for 1996, 1995 and 1994 include approximately $10,220, $12,322 and $13,679, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools.

Components of reinsurance recoverable at December 31 are as follows:
                                                  1996         1995
                                               ----------   ----------
     Paid losses and loss expenses              $  1,085     $  4,214
     Unpaid losses and loss expenses              42,402       50,031
     Unearned premiums                               342          457
                                               ----------   ----------
                                                $ 43,829     $ 54,702
                                               ==========   ==========

NOTE G - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 1996, 1995 and 1994 were $499, $465 and $472, respectively.
        35

NOTE H - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows:

                                                 Class A                     Class B            Additional
                                        --------------------------  -------------------------    Paid-in
                                             Shares       Amount        Shares       Amount      Capital
                                         ------------   ----------   ------------  ----------   ----------
Balance at January 1, 1994                 2,446,029        $ 131     12,917,886       $ 689     $ 45,091
   Discounted stock options issued                 -            -              -           -           72
   Discounted stock options exercised              -            -         11,823           1            4
   Treasury shares purchased                       -            -       (561,500)        (31)      (1,847)
                                         ------------   ----------   ------------  ----------   ----------
Balance at December 31, 1994               2,446,029          131     12,368,209         659       43,320
   Discounted stock options issued                 -            -              -           -          459
   Stock options exercised                    30,000            1        121,200           7        1,192
   Discounted stock options forfeited              -            -              -           -          (58)
   Treasury shares purchased                       -            -       (388,248)        (21)      (1,293)
                                         ------------   ----------   ------------  ----------   ----------
Balance at December 31, 1995               2,476,029          132     12,101,161         645       43,620
   Discounted stock options issued                 -            -              -           -          516
   Discounted stock options exercised              -            -          1,200           -           -
   Treasury shares purchased                 (31,700)          (2)      (587,216)        (31)      (2,036)
                                         ------------   ----------   ------------  ----------   ----------
Balance at December 31, 1996               2,444,329        $ 130     11,515,145       $ 614     $ 42,100
                                         ============   ==========   ============  ==========   ==========

During 1996 and 1995, purchases of Class B treasury stock included 49,000 and 41,198 shares, respectively, from officers and directors for $821 and $644, respectively, at prices based upon the midpoint between the bid and ask prices on the date of purchase.

Consolidated shareholders' equity at December 31, 1996 includes $242,622 representing GAAP shareholder's equity of insurance subsidiaries, of which $35,203 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $186,898 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $20,249, $22,849 and $18,377 for 1996, 1995 and 1994, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $222,720 and $188,592 at December 31, 1996 and 1995, respectively.


NOTE I - OTHER OPERATING EXPENSES

Details of other operating expenses are as follows:
                    Years Ended December 31
                                                      1996        1995         1994
                                                   ----------  ----------   ----------
Amortization of deferred policy acquisition costs   $  6,088    $  3,792     $  3,281
Other underwriting expenses                            5,161       5,673        5,707
Expense allowances from reinsurers                      (943)     (1,646)      (1,663)
                                                   ----------  ----------   ----------
                       TOTAL UNDERWRITING EXPENSES    10,306       7,819        7,325
Operating expenses of non-insurance companies         11,236       9,722        7,971
                                                   ----------  ----------   ----------
                    TOTAL OTHER OPERATING EXPENSES  $ 21,542    $ 17,541     $ 15,296
                                                   ==========  ==========   ==========

        36

NOTE J - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company reserved 300,000 shares (Class A) and 1,200,000 shares (Class B) of its authorized but unissued common stock for issuance to certain of its employees and directors. There are no shares of either Class A or Class B common stock available for issuance at December 31, 1996. The 1981 Plan provides for the repurchase of shares issued by the Company, based on circumstances, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 1996, 1995 or 1994. At December 31, 1996 there were 157,179 shares (Class A) and 398,641 shares (Class B) outstanding which are eligible for repurchase by the Company.

During 1985, in accordance with the terms of the 1984 Stock Option and Stock Appreciation Plan (1984 Plan, amended during 1991), the Company granted options to purchase 30,000 shares (Class A) and 120,000 shares (Class B) of common stock at the then book value $3.22 per share. These options were exercised during 1995 and no further shares are available for issuance. The exercise of these options is included in the option table below.

The Company maintains Discounted Stock Option Plans and has reserved an aggregate of 1,050,000 shares of Class B common stock for the granting of discounted stock options to employees and directors. Options granted to employees are generally exercisable immediately while options granted to directors are generally not exercisable for one year from the date of grant. All options expire ten years after the date of grant.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                1996                     1995                     1994
                                      -----------------------  ------------------------ -----------------------
                                                    Weighted                 Weighted                 Weighted
                                                     Average                  Average                 Average
                                                   Excercise                Excercise                Excercise
                                       Options       Price       Options       Price      Options       Price
                                      ----------   ----------  ----------   ----------  ----------   ----------
Outstanding at beginning of year        168,251      $  .510     293,869     $  1.863     300,670    $  1.833

Granted                                  29,278         .903      29,782         .893        5,022       .333
Exercised                                 1,200         .333     151,200        3.202       11,823       .446
Forfeited                                     -            -       4,200        1.000            -          -
                                      ----------               ----------               ----------
Outstanding at end of year              196,329         .569     168,251         .510      293,869      1.863
                                      ==========               ==========               ==========
Exercisable at end of year              192,051         .574     163,469         .515      288,847      1.890

Weighted average fair value
  of options granted during the year     29,278       18.519      29,782       16.322        5,022     14.682

Exercise prices for options outstanding as of December 31, 1996 were either $.33 or $1.00. The weighted-average remaining contractual life of those options is
5.5 years. The compensation cost that has been charged against income for all stock-based compensation plans was $.5 million, $.5 million and $.1 million for 1996, 1995 and 1994, respectively.
        37

NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations are as follows:
                                                                        Results by Quarter
                                    ----------------------------------------------------------------------------------------
                                                        1996                                         1995
                                    -------------------------------------------  -------------------------------------------
                                       1st        2nd        3rd         4th        1st        2nd        3rd         4th
                                    ---------  ---------  ---------   ---------  ---------  ---------  ---------  ---------
Net premiums earned                   $15,294    $16,142    $13,971    $13,336     $12,858    $15,683    $14,386   $15,866
Net investment income                   4,986      4,877      4,832      4,885       4,559      4,711      4,738     6,153
Realized net gains
(losses) on investments                   579      3,105      1,775      1,401        (445)     2,171      5,154      (670)
Losses and loss expenses incurred       9,761     10,224      7,418      6,351       8,380     11,548      7,859    10,967

Income from continuing operations       4,270      6,245      5,609      5,210       3,561      5,049      8,229     3,755

Discontinued operations:
  Income (loss)                           241         28        (19)       108         516       (281)       848        43
  Gain on sale                              -          -          -          -           -          -      7,464       176

Net income                              4,511      6,273      5,590      5,318       4,077      4,768     16,541     3,974

Per share:
  Income from continuing operations    $  .29     $  .44     $  .39     $  .37      $  .24     $  .34     $  .55    $  .26

  Discontinued operations:
     Income (loss)                        .02          -          -          -         .03       (.02)       .06         -
     Gain on sale                          -           -          -          -           -          -        .50       .01

Net income                                .31         .44       .39        .37         .27        .32       1.11       .27

NOTE L - INDUSTRY SEGMENTS
The Company and its consolidated subsidiaries operate within the property/casualty insurance industry in two identifiable segments: the insurance brokerage/agency segment and the insurance underwriting segment. The insurance brokerage/agency segment obtains property and casualty insurance coverage for its customers from various insurance companies and provides other insurance-related services. The insurance underwriting segment provides multiple line property and casualty insurance coverage for its insureds, primarily for coverage of motor vehicle liability and physical damage and workers' compensation risks. Both segments specialize primarily in insurance for the trucking industry.
        38

Intersegment commissions, which are eliminated in the consolidated statements of income, are included in revenue and income for the insurance brokerage/agency segment.

                                                          Year Ended December 31
                                                        1996         1995       1994
                                                     ---------    ---------   ---------
REVENUE:
Insurance underwriting segment:
   Net premiums earned                                $ 58,743     $ 58,793    $ 61,187
   Net investment income                                17,505       18,418      13,598
   Net realized gains                                    6,112        5,646         583
   Other income                                            632          448         360
                                                     ----------   ----------  ----------
       REVENUE FROM INSURANCE UNDERWRITING SEGMENT      82,992       83,305      75,728

Insurance brokerage/agency segment:
   Commissions, service fees and other income            7,524        9,354      10,431
   Net investment income                                 4,077       37,743       8,138
   Net realized gains (losses)                             748          564         (45)
                                                     ----------   ----------  ----------
   REVENUE FROM INSURANCE BROKERAGE/AGENCY SEGMENT      12,349       47,661      18,524

Eliminations - intersegment commission                  (6,852)      (8,638)     (9,543)
             - intersegment dividends                   (2,002)     (36,000)     (7,002)
                                                     ----------   ----------  ----------
                                                      $ 86,487     $ 86,328    $ 77,707
                                                     ==========   ==========  ==========

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE FEDERAL INCOME TAXES:
Insurance underwriting segment                        $ 32,080     $ 28,095    $ 25,948
Insurance brokerage/agency segment                       (889)        1,938       3,553
                                                     ----------   ----------  ----------
                                                      $ 31,191     $ 30,033    $ 29,501
                                                     ==========   ==========  ==========

The brokerage/agency segment received approximately 98% of its commission income from the insurance underwriting segment in each of the years 1996, 1995 and 1994. Intersegment commission rates are generally comparable to the average commission rates paid by unaffiliated insurance companies. The insurance underwriting segment received approximately 74% of its direct premium income by providing insurance coverage to customers of the brokerage/agency segment (86% and 98%, respectively, in 1995 and 1994). Premiums charged by the insurance underwriting segment to customers of the brokerage/agency segment are comparable to premiums charged to other insureds for similar insurance coverages. Intersegment reimbursements for certain expenses (office space, equipment costs, salaries, etc.) are based upon actual usage and other predetermined allocation methods. Underwriting expenses of the insurance underwriting segment include approximately $8,303 in 1996, $7,418 in 1995 and $6,857 in 1994 representing allocations of general operating expenses from the brokerage/agency segment, which records these reimbursements as reductions in its operating expenses.

Net premium earned by the insurance underwriting segment is produced in all states. The following products accounted for more than 10% of net premium earned by this segment for the years ended December 31, as follows:

                                       1996      1995      1994
                                      --------------------------
     Trucking and trucking related     66%       76%       77%
     Voluntary reinsurance assumed      16        20        19
     Private passenger automobile       16         3         -
     Residual market assumed
       & assigned risk                   2         1         4

One customer of the insurance underwriting segment and the insurance brokerage/agency segment accounted for 30% and 38% of premiums written and intersegment commission income, respectively, in 1996. This same customer accounted for 42% and 47% of premiums written and intersegment commission income, respectively, in 1995 and 36% and 38%, respectively, in 1994.
        39

Identifiable assets of the insurance underwriting segment and the insurance brokerage/agency segment give effect to allocations of property and equipment used by both segments. Capital expenditures and depreciation expense are not material.

                                                  December 31
                                         1996         1995        1994
                                      ----------   ----------  ----------
IDENTIFIABLE ASSETS
  Insurance underwriting segment       $469,963     $449,679    $469,912
  Insurance brokerage/agency segment     73,210       73,995      45,054
  Eliminations                           (9,711)     (11,449)    (11,067)
                                      ----------   ----------  ----------
                                       $533,462     $512,225    $503,899
                                      ==========   ==========  ==========

NOTE M - DISCONTINUED OPERATIONS
On November 9, 1996, Amli Realty Co. (Amli) closed an agreement with UICI, a publicly traded financial services and insurance company, which resulted in UICI acquiring 100% of Amli's outstanding stock. The Company received 617,278 shares of UICI common stock, with a market value at December 31, 1996 of approximately $20 million, in a non-monetary, tax-free exchange for its 38% stake in Amli.
The Company accounted for its minority investment in Amli by the equity method. The book value of the Company's investment in Amli at the date of the exchange was $7.5 million.

On October 2, 1995, the Company sold its subsidiary, Hoosier, for $36.5 million. Included in the Company's insurance underwriting segment, Hoosier marketed general lines of insurance to individuals and small commercial customers in the state of Indiana.
        40

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.


                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the directors of the Registrant to be provided under this item is omitted from this Report because the Registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year.

The information required by Item 10 of this Report with respect to directors which will appear in the definitive proxy statement is incorporated by reference herein.

The executive officers of the Company will serve until the next annual meeting of the Board of Directors and until their respective successors are elected and qualified. Except as otherwise indicated, the occupation of each officer during the past five years has been in his current position with the Company.

The following summary sets forth certain information concerning the Company's executive officers:

                                                              Served in
                                                            Such Capacity
        Name          Age             Title                     Since
-------------------  -----  ------------------------------  -------------
Gary W. Miller         56    President                           1983
G. Patrick Corydon     48    Vice President and Treasurer        1979
Joseph J. DeVito       45    Vice President                      1986
James W. Good          53    Vice President                      1980
James E. Kirschner     51    Vice President and Secretary        1977 (1)

  (1)    Mr. Kirschner was elected Secretary of the Company in 1985.

Item 11.  EXECUTIVE COMPENSATION *


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT *


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *

* The information to be provided under Items 11, 12 and 13 is omitted from this Report because the Registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. The information required by these items of this Report which will appear in the definitive proxy statement is incorporated by reference herein.
        41

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Auditors) are submitted in Item 8 of this report.

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Income and Retained Earnings - Years ended
              December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows - Years ended December 31,
              1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     2. List of Financial Statement Schedules--The following consolidated financial statement schedules of Baldwin & Lyons, Inc. and subsidiaries are included in Item 14(d):

          Pursuant to Article 7:

          Schedule I--Summary of Investments--Other than Investments in Related Parties

          Schedule III--Supplementary Insurance Information

          Schedule IV--Reinsurance

          Schedule V--Valuation and Qualifying Accounts

          Schedule VI--Supplemental Information Concerning Property/Casualty Insurance Operations


All income statement information included in the above schedules for the year 1994 has been restated to remove the effect of Hoosier. All other schedules to the consolidated financial statements required by Article 7 and Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.
        42

     3.   Listing of Exhibits:

   Number & Caption
from Exhibit Table of
Item 601 of Regulation
         S-K                       Exhibit Number and Description
----------------------   ---------------------------------------------------
         (3)             EXHIBIT 3(i)--
(Articles of Incorpor-   Articles of Incorporation of Baldwin & Lyons, Inc.,
  ation & By Laws)       as amended (Incorporated as an exhibit by reference
                         to Exhibit 3(a) to the Company's Annual Report on
                         Form 10-K for the year ended December 31, 1986)


                         EXHIBIT 3(ii)--
                         By-Laws of Baldwin & Lyons, Inc., as amended
                         (Incorporated as an exhibit by reference to Exhibit
                         3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986)


        (10)             EXHIBIT 10(a)--
(Material Contracts)     1981 Employee Stock Purchase Plan (Incorporated
                         as an exhibit by reference to Exhibit A to the
                         Company's definitive Proxy Statement for its Annual
                         Meeting held May 5, 1981)


                         EXHIBIT 10(b)(1)--
                         1984 Stock Option and Appreciation Rights Plan
                         (Incorporated as an exhibit by reference to Annex A to the Company's definitive Proxy Statement for its Annual Meeting held May 7, 1985)


                         EXHIBIT 10(b)(2)--
                         March, 1991 amendment to the 1984 Stock Option and Appreciation Rights Plan (Incorporated as an exhibit by reference to Exhibit 10(b)(2) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990)


                         EXHIBIT 10(c)--
                         Baldwin & Lyons, Inc. Employee  Discounted Stock
                         Option Plan (Incorporated as an exhibit by reference to Appendix A to the Company's definitive Proxy
                         Statement  for  its Annual Meeting held May 2, 1989)

        43

   Number & Caption
from Exhibit Table of
Item 601 of Regulation
         S-K                       Exhibit Number and Description
-----------------------  ----------------------------------------------------
                         EXHIBIT 10(d)--
                         Baldwin & Lyons, Inc. Deferred Directors Fee Option
                         Plan (Incorporated as an exhibit by  reference to
                         Exhibit 10(f) to the Company's Annual Report on Form
                         10-K  for the year ended December 31, 1989)


                         EXHIBIT 10(e)--
                         Baldwin & Lyons, Inc. Amended Employee Discounted Stock
                         Option Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's Annual Report on
                         Form 10-K for the year ended December 31, 1992)


                         EXHIBIT 10(f)--
                         Stock Purchase Agreement by and among General Casualty
                         Company of Wisconsin, Baldwin & Lyons, Inc. and
                         Protective Insurance Company as of August 8, 1995
                         (Incorporated as an exhibit by reference to Exhibit
                         10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)


         (11)            EXHIBIT 11--
(Statement regarding     Computation of Per Share Earnings
  computation of per
  share earnings)


         (21)            EXHIBIT 21--
(Subsidiaries of the     Subsidiaries of Baldwin & Lyons, Inc.
  registrant)


         (23)            EXHIBIT 23--
(Consents of experts     Consent of Ernst & Young LLP
  and counsel)


         (24)            EXHIBIT 24--
(Powers of Attorney)     Powers of Attorney for certain Officers and Directors



         (27)            EXHIBIT 27--
(Financial Data          Financial Data Scedule filed herewith electronically
   Schedule)

        44

(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 1996.


(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted on pages 46 through 50 of this report.
        45

                     SCHEDULE I -- SUMMARY OF INVESTMENTS-
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               December 31, 1996


                      BALDWIN & LYONS, INC. & SUBSIDIARIES

-------------------------------------------------------------------------
             Column A                Column B    Column C     Column D
-------------------------------------------------------------------------
                           (Dollars in thousands)
                                                             Amount At
                                                            Which Shown
                                                   Fair    In The Balance
        Type of Investment             Cost       Value      Sheet (A)
---------------------------------   ----------  ----------   ----------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                    $145,755    $145,855     $145,855
    Mortgage backed securities         49,926      49,973       49,973
    States, municipalities and
      political subdivisions           56,585      56,747       56,747
    Public utilities                      100         100          100
    All other corporate bonds          20,073      20,518       20,518
  Redeemable preferred stock              591         635          635
                                    ----------  ----------   ----------
           Total fixed maturities     273,030     273,828      273,828

Equity Securities:
  Common Stocks:
    Banks, trust and insurance
      companies                        38,244      77,030       77,030
    Industrial, miscellaneous
      and all other                    47,840      66,889       66,889
  Nonredeemable preferred stocks        3,260       3,277        3,277
                                    ----------  ----------   ----------
          Total equity securities      89,344     147,196      147,196

Short-term and Other:
  Certificates of deposit               3,110       3,110        3,110
  Commercial paper                      2,400       2,400        2,400
  All other short-term                 14,069      14,069       14,069
  Other long-term investments          13,804      14,188       14,188
                                    ----------  ----------   ----------
       Total short-term and other      33,383      33,767       33,767
                                    ----------  ----------   ----------
                Total investments    $395,757    $454,791     $454,791
                                    ==========  ==========   ==========

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

        46

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
   Column A      Column B     Column C    Column D  Column E  Column F   Column G   Column H     Column I    Column J   Column K
---------------------------------------------------------------------------------------------------------------------------------

                             As of December 31,                                     Year Ended December 31,
                --------------------------------------------- ------------------------------------------------------------------
                               Reserves
                              for Unpaid             Other                         Benefits,  Amortization
                  Deferred      Claims               Policy                         Claims,    of Deferred
                   Policy     and Claim            Claims and   Net         Net    Losses and    Policy       Other        Net
                Acquisition   Adjustment  Unearned  Benefits  Premium  Investment  Settlement  Acquisition  Operating    Premiums
  Segment          Costs       Expenses   Premiums  Payable    Earned     Income    Expenses      Costs      Expenses    Written
----------------- ---------  ----------- --------- ---------  --------  ---------  ----------  -----------  ---------   ---------
                                                                            (A)       (B)                    (A) (B)
Property/Casualty
  Insurance

     1996          $1,425     $196,939    $10,835       ---    $58,743   $17,505     $33,754      $6,088      $4,218     $61,431

     1995             763      211,489      8,262       ---     58,793    18,418      38,754       3,792       4,027      63,065

     1994           3,875      235,209     19,164       ---     61,187    13,598      32,910       3,281       4,044      61,502




(A) Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumption and estimates. Results among these catagories would change if different methods were applied.

(B) Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances resulting from reinsurance transactions are offset against other operating expenses.

        47

                                SCHEDULE IV -- REINSURANCE

                           BALDWIN & LYONS, INC. & SUBSIDIARIES

                                  (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------
        Column A                    Column B    Column C     Column D    Column E     Column F
-----------------------------------------------------------------------------------------------
                                                                                        % of
                                                 Ceded       Assumed                   Amount
                                     Gross      to Other    from Other     Net      Assumed to
                                     Amount    Companies    Companies     Amount        Net
                                   ----------  ----------   ----------  ----------   ----------
Premiums Earned -
 Property/casualty insurance:
          Years Ended December 31:

             1996                   $ 60,221    $ 11,698     $ 10,220     $ 58,743       17.4

             1995                     62,811      16,340       12,322       58,793       21.0

             1994                     65,985      18,477       13,679       61,187       22.4




1994 amounts have been adjusted for the sale of Hoosier Insurance Company

        48

                      SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                           BALDWIN & LYONS, INC. & SUBSIDIARIES

                                  (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------
           Column A         Column B            Column C          Column D    Column E
------------------------------------------------------------------------------------------
                                              Additions
                                       -----------------------
                                           (1)         (2)
                                                    Charged to
                           Balance at   Charged to    Other                   Balance
                           Beginning     Cost and   Accounts-   Deductions-  at End of
      Description          of Period     Expenses    Describe     Describe     Period
-------------------------  ----------   ----------  ----------   ----------  ----------
Allowance for doubtful
 accounts:

  Years ended December 31:

        1996                    $300        $192           $0     $146 (A)        $346

        1995                     300         (1)            0       (1)(A)         300

        1994                     300           5            0        5 (A)         300


(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.

        49

                      SCHEDULE VI--SUPPLEMENTAL INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                      BALDWIN & LYONS, INC. & SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
   Column A     Column B   Column C  Column D  Column E  Column F  Column G      Column H         Column I     Column J   Column K
-----------------------------------------------------------------------------------------------------------------------------------

                          As of December 31,                                      Year Ended December 31,
              ----------------------------------------- --------------------------------------------------------------------------
                                                                             Claims and Claims
                           Reserves                                         Adjustment Expenses    Amortiza-
                          for Unpaid Discount,                              Incurred Related to     tion of
               Deferred     Claims      if                                 --------------------    Deferred   Paid Claims
 AFFILIATION     Policy   and Claim  Deducted                        Net       (1)       (2)        Policy     and Claim     Net
     WITH       Acquisi-  Adjustment    in     Unearned   Earned  Investment Current    Prior     Acquisition  Adjustment  Premiums
  REGISTRANT   tion Costs  Expenses  Column C  Premiums  Premiums   Income     Year     Years        Costs      Expenses   Written
-------------- ---------- --------- ---------- -------- --------- --------- --------- ---------   ----------  ---------- ---------
                                       (A)                                                                        (B)
Consolidated
Property/
Casualty
Subsidiaries:

   1996          $1,425    $196,939    $4,694   $10,835  $58,743   $17,505   $45,999   ($12,245)     $6,088     $40,716   $61,431

   1995             763     211,489     8,096     8,262   58,793    18,418    44,238     (5,484)      3,792      52,765    63,065

   1994           3,875     235,209     6,774    19,164   61,187    13,598    55,766    (22,856)      3,281      51,866    61,502



(A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

(B) 1995 paid claims and claim adjustment expenses include $11,186 related to Hoosier representing all reserves for unpaid claims and claim adjustment expenses at December 31, 1994. 1994 paid claims and claim adjustment expenses include payments made by Hoosier.

        50

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 25, 1997            By   /s/ Gary W. Miller
                               -----------------------------------
                                Gary W. Miller, President
                               (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 25, 1997            By   /s/ Gary W. Miller
                               -----------------------------------
                               Gary W. Miller, President; Director



March 25, 1997            By   /s/ G. Patrick Corydon
                               -----------------------------------
                               G. Patrick Corydon, Vice President -
                               Finance and Treasurer (Principal
                               Financial Officer and Principal
                               Accounting Officer)


March 25, 1997            By   /s/ Otto N. Frenzel III         (*)
                               -----------------------------------
                               Otto N. Frenzel III, Director



March 25, 1997            By   /s/ John M. O'Mara              (*)
                               -----------------------------------
                               John M. O'Mara, Director



March 25, 1997            By   /s/ Thomas H. Patrick           (*)
                               -----------------------------------
                               Thomas H. Patrick, Director



March 25, 1997            By   /s/ Gregory T. Mutz             (*)
                               -----------------------------------
                               Gregory T. Mutz, Director

        51

March 25, 1997            By   /s/ Nathan Shapiro              (*)
                               -----------------------------------
                               Nathan Shapiro, Director



March 25, 1997            By   /s/ Norton Shapiro              (*)
                               -----------------------------------
                               Norton Shapiro, Director



March 25, 1997            By   /s/ L. Leslie Waters            (*)
                               -----------------------------------
                               L. Leslie Waters, Director



March 25, 1997            By   /s/ Stuart D. Bilton            (*)
                               -----------------------------------
                               Stuart D. Bilton, Director





(*) By Gary W. Miller, Attorney-in-Fact
        52

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 14(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 1996

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

        53

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 1996


                                INDEX TO EXHIBITS


                                       Begins on sequential page
     Exhibit No.                           number of Form 10-K
---------------------------------     ---------------------------
EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                         N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as amended (Incorporated as an
exhibit by reference to Exhibit
3(b) to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1986)                          N/A

EXHIBIT 10(a)--
1981 Employees Stock Purchase Plan
(Incorporated as an exhibit by
reference to Exhibit A to the
Company's definitive Proxy
Statement for its Annual Meeting
held May 5, 1981)                                 N/A

EXHIBIT 10(b)(1)--
1984 Stock Option and
Appreciation Rights Plan
(Incorporated as an exhibit by
reference to Annex A to the
Company's Definitive Proxy
Statement for its Annual Meeting
held May 7, 1985)                                 N/A

EXHIBIT 10(b)(2)--
March, 1991 amendment to the 1984
Stock Option and Appreciation
Rights Plan (Incorporated as an
exhibit by reference to Exhibit
10(b)(2) to the Company's Annual
Report on Form 10-K for the year
ended December 31, 1990)                          N/A

        54


                                       Begins on sequential page
     Exhibit No.                           number of Form 10-K
------------------------------------   -------------------------
EXHIBIT 10(c)--
Baldwin & Lyons, Inc. Employee
Discounted Stock Option Plan
(Incorporated as an exhibit by
reference to Appendix A to the
Company's definitive Proxy Statement
for its Annual Meeting held
May 2, 1989)                                      N/A

EXHIBIT 10(d)--
Baldwin & Lyons, Inc. Deferred
Directors Fee Option Plan (Incorporated
as an exhibit by reference to Exhibit
10(f) to the Company's Annual Report
on Form 10-K for the year ended
December 31, 1989)                                N/A

EXHIBIT 10(e)--
Baldwin & Lyons, Inc. Amended
Employee Discounted Stock Option Plan
(Incorporated as an exhibit by
reference to Exhibit 10(f) to the
Company's Annual Report on Form 10-K
for the year ended December 31, 1989)             N/A

EXHIBIT 10(f)--
Stock Purchase Agreement by and among
General Casualty Company of Wisconsin,
Baldwin & Lyons, Inc. and Protective
Insurance Company as of August 8, 1995
(Incorporated as an exhibit by reference
to Exhibit 10(g) to the Company's
Annual Report on Form 10-K for the
year ended December 31, 1995)                     N/A

EXHIBIT 11--
Computation of Per Share Earnings                p. 56

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.            p. 57

EXHIBIT 23--
Consent of Ernst & Young LLP                     p. 58

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                           p. 59

EXHIBIT 27--
Financial Data Schecule                          p. 62

        55