Form 10-Q
period 1997-03-31
BALDWIN & LYONS INC
filed 1997-05-13
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

      ----------------------------------------------------------------

      For Quarter Ended                          Commission file number
        March 31, 1997                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 1997:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,436,379
   Class B (nonvoting)                     11,396,059



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              MARCH 31       December 31
                                                1997             1996
                                            -----------      -----------
ASSETS
Investments:
   Fixed maturities                          $ 270,105        $ 273,828
   Equity securities                           122,504          147,196
   Short-term and other                         21,671           22,223
                                             ---------        ---------
                                               414,280          443,247
Cash and cash equivalents                       27,170           12,117
Accounts receivable                             15,134           13,967
Reinsurance recoverable                         40,315           43,829
Current federal income taxes                         -              568
Other assets                                    11,036           12,732
                                             ---------        ---------
                                             $ 507,935        $ 526,460
                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses        $ 194,321        $ 196,939
Reserves for unearned premiums                  12,425           10,835
Accounts payable and accrued expenses           30,912           34,830
Deferred federal income taxes                    5,749           10,734
Currently payable federal income taxes             868                -
                                             ---------        ---------
                                               244,275          253,338
Shareholders' equity:
   Common stock-no par value                       738              744
   Additional paid-in capital                   41,709           42,100
   Unrealized net gains on investments          26,092           38,472
   Retained earnings                           195,121          191,806
                                             ---------        ---------
                                               263,660          273,122
                                             ---------        ---------
                                             $ 507,935        $ 526,460
                                             =========        =========

Number of common and common
    equivalent shares outstanding           13,998,312       14,034,248

Book value per outstanding share                $18.84           $19.46


See notes to condensed consolidated financial statements.



BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                                1997             1996
                                            -----------      -----------
REVENUES
Net premiums earned                           $ 13,322         $ 15,294
Net investment income                            4,611            4,986
Realized net gains on investments                5,444              579
Commissions and other income                       378              328
                                             ---------        ---------
                                                23,755           21,187
EXPENSES
Losses and loss expenses incurred                8,863            9,761
Other operating expenses                         5,202            5,116
                                             ---------        ---------
                                                14,065           14,877
         INCOME FROM CONTINUING OPERATIONS
               BEFORE FEDERAL INCOME TAXES       9,690            6,310
Federal income taxes                             3,117            2,040
                                             ---------        ---------
     NET INCOME FROM CONTINUING OPERATIONS       6,573            4,270

Discontinued operations,
   net of federal income taxes                       -              241
                                             ---------        ---------
                                NET INCOME    $  6,573         $  4,511
                                             =========        =========
PER SHARE DATA
Average number of common and common
   equivalent shares outstanding            14,063,048       14,596,622
Income before discontinued
   operations and realized net gains          $    .22         $    .26
Realized net gains on investments                  .25              .03
Discontinued operations                              -              .02
                                             ---------        ---------
                                NET INCOME    $    .47         $    .31
                                             =========        =========

Dividends                                     $    .10         $    .08
                                             =========        =========

See notes to condensed consolidated financial statements.



BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                 Three months ended
                                                      March 31
                                                1997             1996
                                            -----------      -----------
Net cash provided by operating activities      $ 3,555         $ 4,784
Investing activities:
   Purchases of long-term investments          (61,770)        (63,975)
   Proceeds from sales or maturities
      of long term investments                  75,603          58,588
   Net sales of short-term investments           2,011           3,455
   Distributions from limited partnerships         130           2,427
   Other investing activities                     (845)           (326)
                                              ---------       ---------
Net cash provided by investing activities       15,129             169
Financing activities:
   Dividends paid to shareholders               (1,386)         (1,163)
   Cost of treasury stock                       (2,246)         (4,803)
   Proceeds from sales of common stock               1               -
                                              ---------       ---------
Net cash used in financing activities           (3,631)         (5,966)
                                              ---------       ---------
   Increase (decrease) in
      cash and cash equivalents                 15,053          (1,013)
Cash and cash equivalents
   at beginning of year                         12,117          18,014
                                              ---------       ---------
   Cash and cash equivalents
      at end of period                        $ 27,170        $ 17,001
                                              =========       =========

See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Certain prior year balances have been reclassified to conform to the current period presentation.

(3) The effective federal income tax rate is less than the statutory rate for the periods ended March 31, 1997 and March 31, 1996 due primarily to tax-exempt investment income.

(4) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                           Quarter Ending
                                              March 31
                                        1997           1996
                                     ---------      ---------
Net premiums earned                    $ 1,955       $ 4,012
Losses and loss expenses               (2,915)         5,086
Other operating expenses                 (209)          (491)



ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 15% and 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the three months ended March 31, 1997, positive cash flow from operations totaled $3.6 million, a decrease from $4.8 million generated during the first quarter of 1996, due primarily to the decline in the Company's premium volume. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and large fleet trucking liability businesses. Management expects premium revenues to continue trending downward during 1997 as the result of competitive pressures in the trucking insurance markets. This decline in trucking insurance revenues is expected to be mitigated somewhat by continued growth in Company's personal automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's investment portfolio was approximately 3 years at March 31, 1997. The Company would benefit from increasing interest rates since a large portion of its investment portfolio is available for reinvestment.


The Company's assets at March 31, 1997 included $35.1 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity
investments totaling $69.5 million will mature prior to December 31, 1997.   The
Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even during a period of declining premium volume.

Consolidated shareholders' equity totaled $263.7 million at March 31, 1997 and includes $235.1 million representing GAAP shareholder's equity of insurance subsidiaries, of which $43.0 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $173.9 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $51.2 million at March 31, 1997.



                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 1997 TO FIRST QUARTER, 1996
            ---------------------------------------------------------

Net premiums earned decreased $2.0 million during the first quarter of 1997 as compared to the same period of 1996. The decreased premium volume is primary attributable to decreases in premiums from the Company's large and medium fleet trucking products totaling $2.3 million. In addition, premiums from the Company's workers' compensation products decreased by $1.2 million. All of these decreases are attributable to the non-renewal of business and lower rates on policies renewed resulting from the intense competition in the large fleet trucking insurance market during 1996 and continuing into 1997. These decreases were partially offset by an increase in premiums from the Company's private passenger automobile product of $1.7 million or more than double the premium earned in the first quarter of 1996.

Net investment income decreased $.4 million (7.5%) during the first quarter of 1997, as compared to the first quarter of 1996, due to decreases in yields in nearly all investment categories. Overall pretax yields decreased from 5.4% during the first quarter of 1996 to 5.0% for the current quarter while after tax yields decreased from 3.8% during the first quarter of 1996 to 3.5% for the first quarter of 1997.

The first quarter 1997 net realized gain of $5.4 million consists of net gains on equity securities of $5.5 million and net losses on short-term investments of $.1 million.

Losses and loss expenses incurred during the first quarter of 1997 decreased $.9 million from that experienced during the first quarter of 1996. The decrease is due primarily to declines in premium volume in the Company's large fleet trucking products. The large fleet trucking decreases were partially offset by increases, due to continued growth, in losses from the Company's private passenger automobile business. Loss and loss expense ratios for the comparative first quarters were as follows:

                                             1997         1996
                                           --------     --------
     Large and medium fleet trucking          68.4%       60.9%
     Voluntary reinsurance assumed            45.5        45.0
     Private passenger automobile             74.2        84.8
     Small fleet trucking                     57.5       134.7
     Residual market and assigned risk         -          55.7
     All lines                                66.5        63.8


Other operating expenses for the first quarter of 1997 were level with that of the first quarter of 1996. The consolidated expense ratio of the Company's insurance subsidiaries, however, was 31.5% for the first quarter of 1997 compared to 25.6% for the first quarter of 1996. The increase in the consolidated expense ratio reflects a decline in trucking premium relative to fixed costs and startup expenses, with insufficient volume to minimize ratios, in the Company's new product lines. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) increased to 28.4% during the first quarter of 1997 compared to 24.8% for the 1996 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 1997 was 32.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, income from consolidated operations increased $2.3 million (54.0%) during 1997 compared with the 1996 first quarter.


                           FORWARD-LOOKING INFORMATION
                           ---------------------------

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations; (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission; and (iv) other risks and factors which may be beyond the control or foresight of the company.



                     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
                     ---------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. No material impact is expected on primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 as a result of the adoption of Statement 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.



                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
--------------------------------            -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

(27) Financial Data Schedule            EXHIBIT 27 --
                                        Financial Data Schedule


Item 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 1997.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   May 13, 1997             By   /s/ Gary W. Miller
      ---------------               -----------------------------
                                    Gary W. Miller, President and
                                    Chief Executive Officer






Date   May 13, 1997             By   /s/ G. Patrick Corydon
      ---------------               -----------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)



                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 1997



                                INDEX TO EXHIBITS







           Exhibit Number                        Method of Filing
           --------------                        ----------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings


             EXHIBIT 27
      Financial Data Schedule             Filed herewith electronically


                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                 Three Months Ended
                                                      March 31
                                           -----------------------------
                                                1997             1996
                                            -----------      -----------
PRIMARY:
   Average number of shares
      outstanding                            13,874,171       14,432,521
   Dilutive stock options--based on
      treasury stock method using
      average market price                      188,877          164,101
                                             ----------       ----------

      Totals                                 14,063,048       14,596,622
                                             ==========       ==========

      Net Income                             $6,572,869       $4,510,680
                                             ==========       ==========

      Per share amount                          $   .47          $   .31
                                             ==========       ==========
FULLY DILUTED:
   Average number of shares
      outstanding                            13,874,171       14,432,521
   Dilutive stock options--based on
      treasury stock method using
      average market price                      188,877          164,101
                                             ----------       ----------

      Totals                                 14,063,048       14,596,622
                                             ==========       ==========

      Net Income                             $6,572,869       $4,510,680
                                             ==========       ==========
      Per share amount                          $   .47          $   .31
                                             ==========       ==========