Form 10-Q
period 1997-06-30
BALDWIN & LYONS INC
filed 1997-08-04
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        -------------------------------------------------------------

      For Quarter Ended                          Commission file number
        June 30, 1997                                    0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           --------                                    ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------       ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No  [   ]___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1997:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,419,579
   Class B (nonvoting)                     11,373,345

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              JUNE 30           December 31
                                                1997                1996
                                           -------------        ------------
ASSETS
Investments:
   Fixed maturities                           $ 278,247           $ 273,828
   Equity securities                            132,094             147,196
   Short-term and other                          23,055              22,223
                                              ---------           ---------
                                                433,396             443,247
Cash and cash equivalents                        26,655              12,117
Accounts receivable                              17,088              13,967
Reinsurance recoverable                          45,064              43,829
Current federal income taxes                          -                 568
Other assets                                     11,486              12,732
                                              ---------           ---------
                                              $ 533,689           $ 526,460
                                              =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 197,641           $ 196,939
Reserves for unearned premiums                   15,890              10,835
Accounts payable and accrued expenses            30,389              34,830
Deferred federal income taxes                    10,677              10,734
Currently payable federal income taxes            2,017                   -
                                              ---------           ---------
                                                256,614             253,338

Shareholders' equity:
   Common stock-no par value                        736                 744
   Additional paid-in capital                    41,622              42,100
   Unrealized net gains on investments           35,461              38,472
   Retained earnings                            199,256             191,806
                                              ---------           ---------
                                                277,075             273,122
                                              ---------           ---------
                                              $ 533,689           $ 526,460
                                              =========           =========

Number of common and common
   equivalent shares outstanding             13,949,245          14,034,248
Book value per outstanding share                 $19.86              $19.46

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended           Six Months Ended
                                                     June 30                     June 30
                                             ------------------------    ------------------------
                                                 1997        1996           1997         1996
                                             -----------  -----------    -----------  -----------
REVENUES
Net premiums earned                            $ 14,987     $ 16,142       $ 28,309     $ 31,436
Net investment income                             4,664        4,877          9,275        9,863
Realized net gains on investments                 3,887        3,105          9,331        3,684
Commissions and other income                        441          331            819          659
                                              ---------    ---------      ---------    ---------
                                                 23,979       24,455         47,734       45,642
EXPENSES
Losses and loss expenses incurred                 9,486       10,224         18,349       19,985
Other operating expenses                          5,421        4,993         10,623       10,109
                                              ---------    ---------      ---------    ---------
                                                 14,907       15,217         28,972       30,094
          INCOME FROM CONTINUING OPERATIONS
                BEFORE FEDERAL INCOME TAXES       9,072        9,238         18,762       15,548
Federal income taxes                              2,833        2,993          5,950        5,033
                                              ---------    ---------      ---------    ---------
      NET INCOME FROM CONTINUING OPERATIONS       6,239        6,245         12,812       10,515

Discontinued operations,
   net of federal income taxes                        -           28              -          269
                                              ---------    ---------      ---------    ---------
                                 NET INCOME    $  6,239     $  6,273       $ 12,812     $ 10,784
                                              =========    =========      =========    =========
PER SHARE DATA
Average number of common and common
   equivalent shares outstanding             14,011,556   14,336,090     14,033,576   14,466,357
Income before discontinued
   operations and realized net gains             $  .26       $  .30         $  .48       $  .56
Realized net gains on investments                   .18          .14            .43          .17
Discontinued operations                               -            -              -          .02
                                              ---------    ---------      ---------    ---------
                                 NET INCOME      $  .44       $  .44         $  .91       $  .75
                                              =========    =========      =========    =========

Dividends                                        $  .10       $  .08         $  .20       $  .16
                                              =========    =========      =========    =========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)
                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                       1997           1996
                                                    ----------     ----------
Net cash provided by operating activities            $   6,863      $   1,187
Investing activities:
   Purchases of long-term investments                 (113,595)      (117,077)
   Proceeds from sales or maturities
       of long-term investments                        127,556        114,626
   Net sales of short-term investments                     629          9,074
   Other investing activities                           (1,060)         1,334
                                                    ----------     ----------
Net cash provided by investing activities               13,530          7,957
Financing activities:
   Dividends paid to shareholders                       (2,768)        (2,294)
   Cost of treasury stock                               (3,088)        (7,653)
   Proceeds from sales of common stock                       1              -
                                                    ----------     ----------
Net cash used in financing activities                   (5,855)        (9,947)
                                                    ----------     ----------
   Increase (decrease) in cash and cash equivalents     14,538           (803)
Cash and cash equivalents at beginning of year          12,117         18,014
                                                    ----------     ----------
   Cash and cash equivalents at end of period        $  26,655      $  17,211
                                                    ==========     ==========


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

(3) The effective federal income tax rate is less than the statutory rate for the periods ended June 30, 1997 and June 30, 1996 due primarily to tax-exempt investment income.

(4) The following line items from the Statements of Income are presented net of the ceded reinsurance amounts shown below.

                                        1997              1996
                                     ----------        ----------
Quarter ended June 30:
   Net premiums earned                 $ 1,914           $ 2,863
   Losses and loss expenses              5,269            (3,086)
   Other operating expenses               (120)             (119)

Six months ended June 30:
   Net premiums earned                   3,869             6,875
   Losses and loss expenses              2,353             2,001
   Other operating expenses               (329)             (610)




ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 15% and 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the six months ended June 30, 1997, positive cash flow from operations totaled $6.9 million, an increase from $1.2 million generated during the first half of 1996. The 1996 period included approximately $6.5 million of reinsurance payments made under contingency provisions of certain treaties. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and fleet trucking liability businesses. Management expects premium revenues from these products to continue trending downward during 1997 as the result of competitive pressures in the trucking insurance markets. This decline in trucking insurance revenues will be mitigated somewhat by continued growth in Company's personal automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's investment portfolio was approximately 3 years at June 30, 1997. The Company would benefit from increasing interest rates since a large portion of its investment portfolio is available for reinvestment.

The Company's assets at June 30, 1997 included $32.6 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $46.9 million will mature prior to December 31, 1997. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even during a period of declining premium volume.

Consolidated shareholders' equity totaled $277.1 million at June 30, 1997 and includes $250.7 million representing GAAP shareholder's equity of insurance subsidiaries, of which $39.7 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $190.7 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $54.3 million at June 30, 1997.



                              RESULTS OF OPERATIONS
                              ---------------------

           COMPARISONS OF SECOND QUARTER, 1997 TO SECOND QUARTER, 1996
           -----------------------------------------------------------

Net premiums earned decreased $1.2 million during the second quarter of 1997 as compared to the same period of 1996. This change is primarily attributable to decreases in premiums from the Company's large and medium fleet trucking products totaling $1.6 million. In addition, premiums from the Company's workers' compensation products decreased by $1.1 million. All of these decreases are attributable to the non-renewal of business and lower rates on policies renewed resulting from the intense competition in the large fleet trucking insurance market during 1996 and continuing into 1997. Substantially offsetting these decreases was the continued growth of the Company's private passenger automobile program. Premiums earned from this program totaled $4.0 million for the quarter, an increase of 79% from the prior year. Premiums written for this program have increased each quarter since its inception in 1995.

Net investment income decreased $.2 million (4.4%) during the second quarter of 1997 due to lower pre-tax investment yields resulting from increases in the Company's municipal bond and equity security portfolios as compared to the second quarter of 1996. Overall pretax yields decreased from 5.3% during the second quarter of 1996 to 5.0% for the current quarter while after tax yields decreased from 3.8% during the second quarter of 1996 to 3.6% for the second quarter of 1997.

The second quarter 1997 net realized gain of $3.9 million consists of net gains on equity securities of $4.1 million and net losses of $.2 million on other securities.

Losses and loss expenses incurred during the second quarter of 1997 decreased $.7 million from that experienced during the second quarter of 1996. The decrease is generally in line with declines in premium volume in the Company's large fleet trucking products offset by increases in losses from the Company's private passenger automobile business. Losses from reinsurance assumed also increased during the second quarter of 1997 as the result of approximately $1.0 million of adverse development on an excess of loss treaty with the Company's former subsidiary, Hoosier Insurance Company. Loss and loss expense ratios for the comparative second quarters were as follows:

                                            1997         1996
                                          --------     --------
     Fleet trucking                         52.5%        72.9%
     Voluntary reinsurance assumed          79.8         37.7
     Small fleet trucking                   35.4         30.4
     Private passenger automobile           76.5         66.7
     Residual market, assigned risk
        and all other                        *            *
     All lines                              63.3         63.3

     *  Premium and loss amounts for this category are insignificant.

Other operating expenses for the second quarter of 1997 increased $.4 million from the second quarter of 1996. The consolidated expense ratio of the Company's insurance subsidiaries was 32.2% for the second quarter of 1997 compared to 24.6% for the second quarter of 1996. The increase in the consolidated expense ratio reflects a decline in trucking premium relative to fixed costs and insufficient volume to minimize ratios in the Company's new product lines. Average commission ratios on reinsurance assumed from catastrophe and property pools also increased during the 1997 period. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 27.0% during the second quarter of 1997 compared to 23.4% for the 1996 second quarter.

The effective federal tax rate for consolidated operations for the second quarter of 1997 was 31.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, income from consolidated operations during the second quarter of 1997 was level with the 1996 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 1997 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1996
                         ------------------------------

Net premiums earned decreased $3.1 million (9.9%) during the first six months of 1997 as compared to the same period of 1996. As mentioned in the quarterly comparison above, intense competition in the trucking insurance markets has resulted in declines of $2.9 million and $2.6 million in the Company's trucking liability and workers' compensation products from the same period last year.
The majority of the decline in volume is attributable to the non-renewal of policies and the use of facultative reinsurance. Both of these factors serve to reduce the Company's risk of loss in line with the decline in premium volume. Substantially offsetting these decreases was a $3.5 million (94%) increase in premiums earned from the Company's private passenger automobile product.

Net investment income decreased by $.6 million (6.0%) during the first six months of 1997 compared to the same period in 1996 for the same reasons mentioned above for the quarterly comparison. Overall pretax yields decreased to 5.0% from 5.4% a year earlier while after tax yields decreased from 3.8% during the first half of 1996 to 3.5% for the first six months of 1997.

The net realized gain on investments of $9.3 million for the first six months of 1997 consists of net gains on equity securities of $9.7 million and net losses of $.4 million on other investments.

Losses and loss expenses incurred during the first six months of 1997 decreased $1.6 million from the first six months of 1996 for the same reasons provided for the quarterly comparison above. Loss and loss expense ratios for the comparative six month periods were as follows:

                                            1997          1996
                                          --------      --------
     Fleet trucking                         60.1%         67.0%
     Voluntary reinsurance assumed          62.9          41.5
     Small fleet trucking                   46.0          80.0
     Private passenger automobile           75.5          74.0
     Residual market, assigned risk
        and all other                        *             *
     All lines                              64.8          63.6

     *  Premium and loss amounts for this category are insignificant.

Other operating expenses increased $.5 million (5.1%) during the first six months of 1997 compared to the same period of 1996. The consolidated expense ratio of the Company's insurance subsidiaries was 31.8% for 1997 compared to 25.1% for 1996 for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 27.7% for 1997 compared to 24.1% for 1996.

The effective federal tax rate for consolidated operations for the first six months of 1997 was 31.7% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, income from continuing operations for the first six months of 1997 was $12.8 million, up 21.9% from the comparable 1996 period.


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


                     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
                     ---------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. No material impact is expected on primary earnings per share for the quarter and six months ended June 30, 1997 and June 30, 1996 as a result of the adoption of Statement 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is also not expected to be material.


                           PART II - OTHER INFORMATION


ITEM 5  OTHER INFORMATION
-------------------------

In accordance with the Company's by-laws (as amended to increase the number of directors to 14), the Board of Directors appointed five directors on June 16, 1997 to fill existing vacancies, as follows: John Piggot, former president of Anixter Corp. and former director of ITEL Corp., now Anixter International; Robert Shapiro, president of Emlin Cosmetics; John Weil, president of Clayton Management Company; Joseph DeVito, vice president of Baldwin & Lyons, Inc. and executive vice president of its subsidiary, Sagamore Insurance Company; and James Good, vice president of Baldwin & Lyons, Inc. and executive vice president of its subsidiary, Protective Insurance Company.

The Board also elected Gary Miller to be its chairman in addition to his present positions as president and chief executive officer.


ITEM 6(a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601        Exhibit No.
--------------------------------        ---------------------------

(3)(ii) By-laws                         EXHIBIT 3(ii) --
                                        By-laws as amended
                                        June 16, 1997

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6(b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 1997.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   August 4, 1997           By   /s/ Gary W. Miller
     ---------------------         ---------------------------------
                                    Gary W. Miller, Chairman and
                                    Chief Executive Officer



Date   August 4, 1997           By   /s/ G. Patrick Corydon
     ---------------------         ---------------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)





                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 1997



                                INDEX TO EXHIBITS





           Exhibit Number                        Method of Filing
           --------------                      --------------------

           EXHIBIT 3(ii)
              By Laws                      File herewith electronically


             EXHIBIT 11
 Computation of per share earnings         File herewith electronically


             EXHIBIT 27
      Financial Data Schedule             Filed herewith electronically



                              BALDWIN & LYONS, INC.
                             Form 10Q, Exhibit 3(ii)
                                     By-Laws


                                 CODE OF BY-LAWS
                                 ---------------

                                       OF
                                       --

                              BALDWIN & LYONS, INC.
                              ---------------------
                              (As amended 6-16-97)

                                    ARTICLE I
                                   ----------

                                  CAPITAL STOCK
                                 --------------



     Section 1.  Stock Certificates
     --------------------------------
     As provided by law, each holder of shares of the corporation shall be entitled to a stock certificate signed by the president or vice president and attested by the secretary or an assistant secretary, certifying the number of shares owned by such shareholder and such other information as may be required by law. The form of such certificate shall be prescribed by resolution of the Board of Directors.

     Section 2. Lost or Destroyed Certificates
     -----------------------------------------
     When the stock certificate of any shareholder is lost or destroyed, a new stock certificate may be issued to replace such lost or destroyed certificate. Unless waived by the Board of Directors, the shareholder shall make an affidavit or affirmation of the fact that his certificate is lost or destroyed, shall advertise the same in such manner as the Board of Directors may require, and shall give the corporation a bond of indemnity in the amount and form which the Board of Directors may prescribe.

     Section 3.  Transfer of Shares
     ------------------------------
     Shares of the corporation shall be transferable only on the books of the corporation upon the surrender of the certificate representing the same, either duly endorsed with signature guaranteed or accompanied by a separate document containing a written assignment of such certificate duly executed with signature guaranteed. The requirement for such guaranteeing may be waived by the president or secretary of the corporation.

     Section 4.  Recognition of Shareholders
     ---------------------------------------
     The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends and to vote as such owner, notwithstanding any equitable or other claim to, or interest in, such shares on the part of any other person.


                                   ARTICLE II
                                   ----------

                            MEETINGS OF SHAREHOLDERS
                            ------------------------


     Section 1.  Place of Meetings
     -----------------------------
     As provided in the Articles of Incorporation, meetings of the shareholders of the corporation shall be held at such place, either within or without the State of Indiana, as may be specified in the respective calls, notice or waivers of notice thereof.

     Section 2.  Annual Meetings
     ---------------------------
     The annual meeting of the shareholders of the corporation shall be held at 10:00 a.m. on the first Tuesday in May of each year, or on such other date five
(5) business days prior to or following this date as may be designated by the Board of Directors.

     Section 3.  Special Meetings
     ----------------------------
     Special meetings of the shareholders may be called by the President, by the Board of Directors, or by shareholders who hold not less than one-fourth of all outstanding shares which may be voted on the business proposed to be transacted thereat.

     Section 4.  Notice of Meetings
     ------------------------------
     Written notice stating the place, day and hour of any meeting of shareholders and, in the case of special meetings or when otherwise required by law, the purpose for which any such meeting is called, shall be delivered or mailed by the Secretary of the corporation to each shareholder of record entitled to vote at such meeting, at such address as appears upon the records of the corporation and at least ten (10) days before the date of such meeting, on being notified of the place, day and hour thereof by the officers or persons calling the meeting.

     Section 5.  Waiver of Notice
     ----------------------------
     Notice of any meeting may be waived in writing by any shareholder if the waiver sets forth in reasonable detail the time and place of the meeting and the purposes thereof. Attendance at any meeting, in person or by proxy, if the proxy sets forth in reasonable detail the purposes of such meeting, shall constitute a waiver of notice of such meeting.

     Section 6.  Voting Rights
     -------------------------
     Each holder of shares of the corporation shall have such voting rights as are specified in The Articles of Incorporation of the corporation.

     Section 7.  Date of Determination of Voting Rights
     --------------------------------------------------
     The Board of Directors may fix a stock record date, not exceeding fifty
(50) days prior to the date appointed for any meeting of shareholders, for the purpose of determining the shareholders entitled to notice of and to vote at such meeting. In the absence of action by the Board of Directors to fix a stock record date as herein provided, such stock record date shall be the fourteenth
(14th) day prior to the date of the meeting.

     Section 8.  Voting by Proxy
     ---------------------------
     A shareholder entitled to vote at any meeting of shareholders may vote either in person or by proxy, executed in writing by the shareholder of a duly authorized attorney-in-fact of such shareholder. (For purposes of this section, a proxy granted by the telegram by a shareholder shall be deemed "executed in writing by the shareholder".) No proxy shall be voted at any meeting of shareholders unless the same shall be filed with the Secretary of the meeting at the commencement thereof. The general proxy of a fiduciary shall be given the same effect as the general proxy of any other shareholder. No proxies shall be valid after eleven (11) months from the date or execution unless a longer term is expressly provided therein.

     No share shall be voted at any meeting:

          (a)  on which an installment is due and unpaid; or
          (b) which shall have been transferred on the books of the corporation within ten (10) days next preceding the date of the meeting; or
          (c)  which belongs to the corporation.

     Section 9.  Voting Lists
     ------------------------
     The Secretary shall make, at least five (5) days before each meeting of shareholders, a complete list of the shareholders entitled to vote at such meeting, arranged in alphabetical order, with the address of each and the number of shares held by each, which list, for the period of five (5) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any shareholder at any time during usual business hours. Such a list shall also be produced and kept open at the time and place of the meeting and shall be subject to inspection by any shareholder during the whole time of the meeting.

     Section 10.  Quorum
     -------------------
     The persons owning a majority of the stock of this corporation shall constitute a quorum at any meeting of shareholders, and be capable of transacting any business thereof, except when otherwise especially provided by law or by the Articles of Incorporation of this corporation; but if, at any meeting of the shareholders, there be less than a quorum present, a majority in interest of the shareholders present in person or by proxy may adjourn from time to time without notice other than by announcement at the meeting until the holders of the amount of stock requisite to constitute a quorum shall attend.
At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

     Section 11.  Conduct of Meetings
     --------------------------------
     Shareholder's meetings, including the order of business, shall be conducted in accordance with Roberts' Rules of Order, Revised, except insofar as the Articles of Incorporation, this Code of By-Laws, or any rule adopted by the Board of Directors of shareholders may otherwise provide. The shareholders may, by unanimous consent, waive the requirement of this section; but such waiver shall not preclude any shareholder from invoking the requirements of this section at any subsequent meeting.


                                   ARTICLE III
                                   -----------

                               BOARD OF DIRECTORS
                               ------------------

     Section 1.  Duties and Qualifications
     -------------------------------------
     The business and affairs of the corporation shall be managed by a Board of Directors, none of whom need be shareholders of the corporation.

     Section 2.  Number and Terms of Office
     --------------------------------------
     There shall be fourteen (14) (as amended 6-16-97) Directors of the corporation, who shall be elected at each annual meeting of the shareholders, to serve for a term of one (1) year and until their successors shall be chosen and qualified, or until removal, resignation or death. If the annual meeting of the shareholders is not held at the time designated in these By-Laws, such failure shall not cause any defect in the existence of the corporation, and the Directors then in office shall hold over until their successors shall be chosen and qualified.


     Section 3.  Vacancies
     ---------------------
     Any vacancy in the Board of Directors caused by death, resignation, incapacity or increase in the number of Directors may be filled by a majority vote of all the remaining members of the Board of Directors. Shareholders shall be notified of any increase in the number of Directors and the name, address, principal occupation and other pertinent information about any Directors elected by the Board to fill any vacancy in the next mailing sent to the shareholders following any such increase or election. Vacancies on the Board of Directors occasioned by removal of a Director shall be filled by a vote of the shareholders entitled to vote thereon at an annual or special meeting thereof. Any Director so elected by the Board of Directors or by the shareholders shall hold office until the next annual or special meeting of shareholders and until his successor shall be elected and qualified.

     Section 4.  Annual Meeting
     --------------------------
     Unless otherwise agreed upon, the Board of Directors shall meet each year, immediately following the annual meeting of the shareholders, at the place where such meeting of shareholders was held, for the purpose of election of officers of the corporation and consideration of any other business which may be brought before the meeting. No notice shall be necessary for the holding of this annual meeting.

     Section 5.  Other Meetings
     --------------------------
     Other meetings of the Board of Directors maybe held regularly pursuant to a resolution of the Board to such effect or may be held upon the call of the President or of any two (2) members of the Board and upon twenty-four (24) hours notice specifying the time, place and general purposes of the meeting, given to each Director, either personally or by mail, telegram or telephone. No notice shall be necessary for any regular meeting and notice of any other meeting may be waived in writing or by telegram. Attendance at any such meeting shall constitute waiver of notice of such meeting. Pursuant to Indiana law, the Board of Directors are authorized to conduct meetings by telephone or teleconference (added 5-4-82).

     Section 6.  Quorum
     ------------------
     One-third (1/3rd) of the whole Board of Directors (but in no case less than two (2) Directors) shall be necessary to constitute a quorum for the transaction of any business, except the filing of vacancies and the act of the majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is required by law, the Articles of Incorporation, or this Code of By-Laws.

     Section 7.  Action by Consent
     -----------------------------
     Any action which may be taken at any meeting of the Board, may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board and such consent is filed with the minutes of proceedings of the Board.

     Section 8.  Committees of the Board of Directors
     ------------------------------------------------
     The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time designate from among its members an executive committee or such other committees as it may specify. Any such committee shall have and exercise all the authority of the Board of Directors, to the extent provided in such resolution and by law.


                                   ARTICLE IV
                                   ----------

                                     OFFICES
                                     -------

     Section 1.  Offices and Qualification Therefor
     ----------------------------------------------
     The officers of the corporation shall consist of a Chairman of the Board of Directors, a President, an Executive Vice President, one (1) or more Vice Presidents, a Secretary, a Treasurer and such assistant officers as the Board of Directors shall designate. The President shall be chosen from among the Directors. Any two (2) or more offices may be held by the same person, except the duties of the President and the Secretary shall not be performed by the same person.

     Section 2.  Terms of Office
     ---------------------------
     Each Officer of the corporation shall be elected annually by the Board of Directors at its annual meeting and shall hold office for a term of one (1) year and until his successor shall be duly elected and qualified.

     Section 3.  Vacancies
     ---------------------
     Whenever any vacancies shall occur in any of the offices of the corporation for any reason, the same may be filled by the Board of Directors at a special or annual meeting thereof, and any officer so elected shall hold office until the next annual meeting of the Board of Directors and until his successor shall be duly elected and qualified.

     Section 4.  Removal
     -------------------
     Any officer of the corporation may be removed, with or without cause, by the Board of Directors whenever a majority of such Board shall vote in favor of such removal.

     Section 5.  Compensation
     ------------------------
     Each officer of the corporation shall receive such compensation for his service in such office as may be fixed by action of the Board of Directors, duly recorded.


                                    ARTICLE V
                                    ---------

                          POWERS AND DUTIES OF OFFICERS
                          -----------------------------

     Section 1.  Chairman of the Board
     ---------------------------------
     Subject to the general control of the Board of Directors, the Chairman shall manage and supervise all the affairs and personnel of the corporation and shall discharge all the usual functions of the Chief Executive Officer of a corporation. The Chairman shall preside at all meetings of the Board and shareholders, and shall have such other powers and duties as this Code of By-Laws or the Board of Directors may prescribe.

     Section 2.  President
     ---------------------
     The President shall be the chief operating officer of the corporation. He shall also have all the powers of and perform the duties incumbent upon the Chairman during his absence or disability. He shall have such other powers and duties as this Code of By-Laws or the Board of Directors may prescribe. Shares of other corporations owned by this corporation may be voted by the President or by such proxies as the President shall designate. The President shall have authority to execute, with the Secretary, powers of attorney appointing other corporations, partnerships or individuals, the agents of the corporation subject to law, the Articles of Incorporation and this Code of By-Laws.

     Section 3.  Executive Vice President
     ------------------------------------
     The Executive Vice President shall assist the President in supervising the operations of the corporation and, subject to the direction of the President, shall manage and supervise the agency, sales and underwriting operations of the corporation.

     Section 4.  Vice Presidents
     ---------------------------
     The Vice Presidents shall, in the order designated by the Board of Directors, have all the powers of and perform all the duties incumbent upon the President during his absence or disability and shall have such other powers and duties as this Code of By-Laws or the Board of Directors may prescribe.

     Section 5.  Secretary
     ---------------------
     The Secretary shall attend all meetings of the shareholders and of the Board of Directors, and keep, or cause to be kept, in a book provided for the purpose, a true and complete record of the proceedings of such meeting, and he shall perform a like duty, when required, for all standing committees appointed by the Board of Directors. He shall attest the execution of all deeds, leases, agreements and other official documents and shall affix the corporate seal thereto. He shall attend to the giving and serving of all notices of the corporation required by this Code of By-Laws, shall have custody of the books (except books of account), records and corporate seal of the corporation, and in general shall perform all duties pertaining to the office of Secretary and such other duties as this Code of By-Laws or the Board of Directors may prescribe.

     Section 6.  Treasurer
     ---------------------
     The Treasurer shall keep correct and complete records of account, showing accurately at all times the financial condition of the corporation. He shall have charge and custody of, and be responsible for, all funds, notes, securities and other valuables which may fro time to time come into the possession of the corporation. He shall deposit, or cause to be deposited, all funds of the corporation with such depositories as the Board of Directors shall designate.
He shall furnish at meetings of the Board of Directors, or whenever required, a statement of the financial condition of the corporation, and in general shall perform all duties pertaining to the office of Treasurer and such other duties as this Code of By-Laws or the Board of Directors may prescribe.

     Section 7.  Assistant Officers
     ------------------------------
     Such assistant officers as the Board of Directors shall from time to time designate and elect shall have such powers and duties as the officers whom they are elected to assist shall specify and delegate to them and such other powers and duties as this Code of By-Laws or the Board of Directors may prescribe. An Assistant Secretary may, in the absence or disability of the Secretary, attest the execution of all documents by the corporation and affix the corporate seal thereto.

     Section 8.  Delegation of Duties
     --------------------------------
     In case of the absence of inability to act of any officer of the corporation, the Board of Directors may delegate for the time being the duties of such officer to any other officer or to any director.

     Section 9.  Loans to Officers
     -----------------------------
     No loan of money or property or advancement on account of services to be performed in the future shall be made to any officer or director of the Corporation, except as may otherwise be provided by statute (as amended 1-26-
83).

                                   ARTICLE  VI
                                   -----------

                                  MISCELLANEOUS

     Section 1.  Corporate Seal
     --------------------------
     The seal of the corporation shall be circular in form with the name of the corporation around the top of its periphery, the word "Indiana" around the bottom of its periphery, and the word "Seal" through the center.

     Section 2.  Execution of Contracts and Other Documents
     ------------------------------------------------------
     Unless otherwise ordered by the Board of Directors, all written contracts and other documents entered into by the corporation shall be executed on behalf of the corporation by the President or a Vice President. If the corporate seal is required to be affixed thereto, it shall be affixed and attested by the Secretary or an Assistant Secretary.

     Section 3.  Fiscal Year
     -----------------------
     The fiscal year of the corporation commences on the first (1st) day of January and ends on the thirty-first (31st) day of December of each year.


                                   ARTICLE VII
                                   -----------

                                   AMENDMENTS
                                   ----------

     Section 1.  Amendments of By-Laws
     ---------------------------------
     Subject to law and the Articles of Incorporation, the power to make, alter, amend or repeal all or any part of this Code of By-Laws is vested in the Board of Directors. The affirmative vote of a majority of all the Directors shall be necessary to affect any such changes in this Code of By-Laws.


                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                   Three Months Ended              Six Months Ended
                                                        June 30                        June 30
                                               --------------------------     --------------------------
                                                   1997         1996              1997          1996
                                               ------------  ------------     ------------  ------------
PRIMARY:
   Average number of shares
      outstanding                               13,821,503    14,170,712        13,844,111    14,301,617
   Dilutive stock options--based on
      treasury stock method using
      average market price                         190,053       165,378           189,465       164,740
                                               -----------   -----------       -----------   -----------

      Totals                                    14,011,556    14,336,090        14,033,576    14,466,357
                                               ===========   ===========       ===========   ===========

      Net Income                               $ 6,238,679   $ 6,272,998       $12,811,548   $10,783,678
                                               ===========   ===========       ===========   ===========

      Per share amount                             $   .44       $   .44           $   .91       $   .75
                                               ===========   ===========       ===========   ===========


FULLY DILUTED:
   Average number of shares
      outstanding                               13,821,503    14,170,712        13,844,111    14,301,617
   Dilutive stock options--based on
      treasury stock method using
      average market price                         191,196       166,420           190,037       165,261
                                               -----------   -----------       -----------   -----------

      Totals                                    14,012,699    14,337,132        14,034,148    14,466,878
                                               ===========   ===========       ===========   ===========

      Net Income                               $ 6,238,679   $ 6,272,998       $12,811,548   $10,783,678
                                               ===========   ===========       ===========   ===========

      Per share amount                             $   .44       $   .44           $   .91       $   .75
                                               ===========   ===========       ===========   ===========