Form 10-Q
period 1997-09-30
BALDWIN & LYONS INC
filed 1997-11-10
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                   -------------------------------------------

      For Quarter Ended                          Commission file number
      September 30, 1997                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           --------                                    ----------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 1997:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,397,354
   Class B (nonvoting)                     11,291,245
                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            SEPTEMBER 30        December 31
                                                1997                1996
                                            ------------        ------------
ASSETS
Investments:
   Fixed maturities                          $ 289,210           $ 273,828
   Equity securities                           143,963             147,196
   Short-term and other                         19,441              22,223
                                             ---------           ---------
                                               452,614             443,247
Cash and cash equivalents                       16,870              12,117
Accounts receivable                             19,153              13,967
Reinsurance recoverable                         46,690              43,829
Current federal income taxes                         -                 568
Other assets                                    13,299              12,732
                                             ---------           ---------
                                             $ 548,626           $ 526,460
                                             =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses        $ 193,945           $ 196,939
Reserves for unearned premiums                  17,447              10,835
Accounts payable and accrued expenses           33,658              34,830
Deferred federal income taxes                   15,083              10,734
Currently payable federal income taxes           1,675                   -
                                             ---------           ---------
                                               261,808             253,338
Shareholders' equity:
   Common stock-no par value                       730                 744
   Additional paid-in capital                   41,340              42,100
   Unrealized net gains on investments          42,360              38,472
   Retained earnings                           202,388             191,806
                                             ---------           ---------
                                               286,818             273,122
                                             ---------           ---------
                                             $ 548,626           $ 526,460
                                             =========           =========

Number of common and common
    equivalent shares outstanding           13,848,463          14,034,248
Book value per outstanding share                $20.71              $19.46

See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30                SEPTEMBER 30
                                             -----------------------     -----------------------
                                                 1997        1996           1997         1996
                                             ----------- -----------    -----------  -----------
REVENUES
Net premiums earned                            $ 16,633     $ 13,971       $ 44,942    $ 45,407
Net investment income                             4,534        4,832         13,809      14,695
Realized net gains on investments                 4,493        1,775         13,824       5,459
Commissions and other income                        480          233          1,299         892
                                              ---------    ---------      ---------   ---------
                                                 26,140       20,811         73,874      66,453
EXPENSES
Losses and loss expenses incurred                10,670        7,418         29,019      27,403
Other operating expenses                          6,394        5,102         17,017      15,211
                                              ---------    ---------      ---------   ---------
                                                 17,064       12,520         46,036      42,614
          INCOME FROM CONTINUING OPERATIONS
                BEFORE FEDERAL INCOME TAXES       9,076        8,291         27,838      23,839
Federal income taxes                              2,849        2,682          8,799       7,715
                                              ---------    ---------      ---------   ---------
      NET INCOME FROM CONTINUING OPERATIONS       6,227        5,609         19,039      16,124

Discontinued operations,
   net of federal income taxes                        -         (19)              -         250
                                              ---------    ---------      ---------   ---------
                                 NET INCOME     $ 6,227     $  5,590       $ 19,039    $ 16,374
                                              =========    =========      =========   =========
PER SHARE DATA
Average number of common and common
   equivalent shares outstanding             13,923,281   14,264,064     13,996,403  14,398,430
Income before discontinued
   operations and realized net gains            $   .24     $    .31       $    .72    $    .87
Realized net gains on investments                   .21          .08            .64         .25
Discontinued operations                               -            -              -         .02
                                              ---------    ---------      ---------   ---------
                                 NET INCOME     $   .45     $    .39       $   1.36    $   1.14
                                              =========    =========      =========   =========

Dividends                                       $   .10     $    .10       $    .30    $    .26
                                              =========    =========      =========   =========

See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                       1997           1996
                                                    ----------     ----------
Net cash provided by operating activities            $  3,527       $  4,345
Investing activities:
   Purchases of long-term investments                (191,325)      (156,642)
   Proceeds from sales or maturities
       of long-term investments                       199,401        154,524
   Net sales of short-term investments                  3,710          9,029
   Distributions from limited partnerships                289          2,506
   Other investing activities                          (1,595)        (1,542)
                                                    ----------     ----------
Net cash provided by investing activities              10,480          7,875
Financing activities:
   Dividends paid to shareholders                      (4,139)        (3,704)
   Cost of treasury stock                              (5,116)        (7,658)
   Proceeds from sales of common stock                      1              -
                                                    ----------     ----------
Net cash used in financing activities                  (9,254)       (11,362)
                                                    ----------     ----------
            Increase in cash and cash equivalents       4,753            858
Cash and cash equivalents at beginning of year         12,117         18,014
                                                    ----------     ----------
       Cash and cash equivalents at end of period    $ 16,870       $ 18,872
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

(3) The effective federal income tax rate is less than the statutory rate for the periods ended September 30, 1997 and September 30, 1996 due primarily to tax-exempt investment income.

(4) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                        1997              1996
                                     ----------        ----------
Quarter ended September 30:
   Net premiums earned                $  2,563        $  2,765
   Losses and loss expenses              4,809           3,137
   Other operating expenses              (236)            (194)

Nine months ended September 30:
   Net premiums earned                   6,432           9,639
   Losses and loss expenses              7,162           5,138
   Other operating expenses              (565)            (805)


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                        --------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 15% and 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the nine months ended September 30, 1997, positive cash flow from operations totaled $3.5 million, a decrease from $4.3 million generated during the first nine months of 1996. Increased cash flows from premiums from the Company's new products were offset by increases in losses and operating expenses paid. In addition, investment income received declined as a result of a change in the mix of investments favoring municipal bonds and the disposal of certain dividend paying equity securities. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and fleet trucking liability businesses. Management expects premium revenues from these products to continue trending downward during 1997 as the result of competitive pressures in the trucking insurance markets. Management believes this decline in trucking insurance revenues will be mitigated somewhat by continued growth in Company's personal automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 3 years at September 30, 1997.

The Company's assets at September 30, 1997 included $20.9 million in investments classified as short-term which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $80.6 million will mature within the twelve month period following September 30,
1997.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $286.8 million at September 30, 1997 and includes $267.8 million representing GAAP shareholder's equity of insurance subsidiaries, of which $39.0 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $206.4 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $49.7 million at September 30, 1997.



                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 1997 TO THIRD QUARTER, 1996
            ---------------------------------------------------------

Net premiums earned increased $2.7 million during the third quarter of 1997 as compared to the same period of 1996. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program. Premium earned from this program totaled $4.7 million for the quarter, an increase of $2.2 million (84.2%) from the prior year. Premiums earned for this program have increased each quarter since its inception in 1995. The remaining increase is attributable to current quarter loss activity which resulted in additional premium being recorded on expired retrospectively rated workers' compensation policies.

Net investment income decreased $.3 million (6.2%) due to lower pre-tax investment yields resulting from increases in the Company's municipal bond and equity security portfolios as compared to the third quarter of 1996. Overall pre-tax annualized yields decreased from 5.2% during the third quarter of 1996 to 4.9% for the current quarter while after tax yields decreased from 3.7% during the third quarter of 1996 to 3.5% for the third quarter of 1997.

The third quarter 1997 net realized gain of $4.5 million consists of net gains on equity securities of $4.9 and net losses of $.4 million on other securities. The after tax annualized yield on invested assets, considering realized and unrealized gains for the current quarter, was 13.3%.

Losses and loss expenses incurred during the third quarter of 1997 increased $3.3 million from that experienced during the third quarter of 1996. The increase is due primarily to increases in volume from the Company's private passenger automobile program and favorable loss experience in the Company's
fleet trucking programs during the 1996 third quarter.   In addition, losses
incurred from reinsurance assumed increased $.6 million during the current quarter resulting from unfavorable development on cancelled treaties. Loss and loss expense ratios for the comparative third quarters were as follows:

                                            1997         1996
                                          --------     --------
     Fleet trucking                         67.2%        50.8%
     Voluntary reinsurance assumed          57.1         33.8
     Small fleet trucking                   69.6         42.7
     Private passenger automobile           66.5         75.7
     Residual market, assigned risk
        and all other                         *            *
     All lines                              64.2         53.1

     *  Premium and loss amounts for this category are insignificant.

Other operating expenses for the third quarter of 1997 increased $1.3 million from the third quarter of 1996. The consolidated expense ratio of the Company's insurance subsidiaries was 34.5% for the third quarter of 1997 compared to 30.6% for the third quarter of 1996. The increase in the consolidated expense ratio reflects a decline in trucking premium relative to fixed costs and insufficient volume to minimize ratios in the Company's new product lines. Average commission rates on reinsurance assumed from catastrophe and property pools also increased during the 1997 period. The ratio of consolidated other operating expenses to total revenue (excluding realized gains) increased to 29.5% during the third quarter of 1997 compared to 26.8% for the 1996 third quarter.

The effective federal tax rate for consolidated operations for the third quarter of 1997 was 31.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the increase in realized capital gains after tax of $1.8 million, income from consolidated operations increased $.6 million (11.0%) during 1997 compared with the 1996 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                      ------------------------------------

Net premiums earned decreased $.5 million (1.0%) during the first nine months of 1997 as compared to the same period of 1996. Intense competition in the trucking insurance markets has resulted in a decline of $5.0 million in the Company's fleet trucking products from the same period last year. In addition to premium declines relating to the non-renewal of business and premium reductions on business retained, the Company has increased its use of facultative reinsurance to cede larger portions of its trucking liability risk because of favorable facultative reinsurance pricing. Offsetting these decreases was a $5.7 million (89.9%) increase in premiums earned from the Company's private passenger automobile product. Increased volume in this product has resulted from continued penetration of the Indiana market as well as expansion into additional states.

Net investment income decreased by $.9 million (6.0%) during the first nine months of 1997 compared to the same period in 1996 for the same reasons mentioned above for the quarterly comparison. Overall pretax yields decreased to 5.0% from 5.3% a year earlier while after tax yields decreased from 3.7% during the first nine months of 1996 to 3.5% for the first nine months of 1997.

The net realized gain on investments of $13.8 million for the first nine months of 1997 consists of net gains of $14.6 million on equity securities and net losses of $.8 million on other investments. The after tax annualized yield on invested assets, considering realized and unrealized gains for the current year-to-date, was 7.9%.

Losses and loss expenses incurred during the first nine months of 1997 were $1.6 million higher than the same period of 1996. The increase is due primarily to increases in losses and loss expenses from the Company's growing private passenger automobile program and higher losses incurred from reinsurance assumed resulting from unfavorable development on cancelled treaties. These increases were largely offset by decreases in losses from the Company's fleet trucking products in line with the decreased premium volume for the 1997 period.

Loss and loss expense ratios for the comparative nine month periods were as follows:

                                            1997         1996
                                          --------     --------
     Fleet trucking                         62.6%        62.5%
     Voluntary reinsurance assumed          60.9         39.0
     Small fleet trucking                   54.3         68.1
     Private passenger automobile           71.9         74.7
     Residual market, assigned risk
        and all other                       57.7         50.4
     All lines                              64.6         60.3


Other operating expenses increased $1.8 million (11.9%) during the first nine months of 1997 compared to the same period of 1996. The consolidated expense ratio of the Company's insurance subsidiaries was 32.8% for 1997 compared to 26.8% for 1996 for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (excluding realized gains) was 28.3% for 1997 compared to 24.9% for 1996.

The effective federal tax rate for consolidated operations for the first nine months of 1997 was 31.6% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the increase in realized capital gains after tax of $5.4 million, income from consolidated operations for the first nine months of 1997 was $19.0 million, up $2.9 million from the comparable 1996 period.


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


                     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
                     ---------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. No material impact is expected on primary earnings per share for the quarter and nine months ended September 30, 1997 and September 30, 1996 as a result of the adoption of Statement 128. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is also not expected to be material.

In June 1997, the Financial Accounting Standards Board issued Statements No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which require adoption in 1998. The Company has not completed its analysis of these new standards and, as such, has not determined the full impact of their adoption.



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601        Exhibit No.
------------------------------------    ----------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

Item 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 1997.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   November 10, 1997        By  /s/ Gary W. Miller
      --------------------          ------------------------------
                                    Gary W. Miller, President and
                                    Chief Operating Officer






Date   November 10, 1997        By  /s/ G. Patrick Corydon
      --------------------          ------------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)


                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 1997



                                INDEX TO EXHIBITS





           Exhibit Number                        Method of Filing
 ---------------------------------            ---------------------

             EXHIBIT 11
 Computation of per share earnings         File herewith electronically


             EXHIBIT 27
      Financial Data Schedule             Filed herewith electronically


                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30                   SEPTEMBER 30
                                               --------------------------     --------------------------
                                                   1997         1996              1997          1996
                                               ------------ ------------      ------------  ------------
PRIMARY:
   Average number of shares
      outstanding                               13,732,625   14,098,344        13,806,541    14,233,364
   Dilutive stock options--based on
      treasury stock method using
      average market price                         190,656      165,720           189,862       165,066
                                               -----------  -----------       -----------   -----------

      Totals                                    13,923,281   14,264,064        13,996,403    14,398,430
                                               ===========  ===========       ===========   ===========

      Net Income                               $ 6,227,896  $ 5,590,777       $19,039,444   $16,374,455
                                               ===========  ===========       ===========   ===========

      Per share amount                             $   .45      $   .39          $   1.36      $   1.14
                                               ===========  ===========       ===========   ===========


FULLY DILUTED:
   Average number of shares
      outstanding                               13,732,625   14,098,344        13,806,541    14,233,364
   Dilutive stock options--based on
      treasury stock method using
      average market price                         190,843      165,720           190,305       165,414
                                               -----------  -----------       -----------   -----------

      Totals                                    13,923,468   14,264,064        13,996,846    14,398,778
                                               ===========  ===========       ===========   ===========

      Net Income                               $ 6,227,896  $ 5,590,777       $19,039,444   $16,374,455
                                               ===========  ===========       ===========   ===========
      Per share amount                             $   .45      $   .39          $   1.36      $   1.14
                                               ===========  ===========       ===========   ===========