Form 10-K
period 1997-12-31
BALDWIN & LYONS INC
filed 1998-03-26
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number  0-5534
DECEMBER 31, 1997

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

         INDIANA                                       35-0160330
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of March 12, 1998, based on the closing trade prices on that date, was approximately $99,465,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 12, 1998:
      Common Stock, No Par Value:
          Class A  (voting)           2,397,354  shares
          Class B  (nonvoting)       11,302,520  shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 5, 1998 are incorporated by reference into Part III.

        1


                                     PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, it specializes in marketing and underwriting property and casualty insurance. The Company's principal lines of business consist of (1) the insurance brokerage and agency operations and specialized insurance-related services carried on by Baldwin & Lyons, Inc. (referred to herein as "B & L"); and (2) insurance underwriting operations carried on by B & L's three wholly-owned property/casualty insurance company subsidiaries: Protective Insurance Company (referred to herein as "Protective"); Sagamore Insurance Company (referred to herein as "Sagamore"); and B & L Insurance, Ltd. (referred to herein as "BLI"). These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company" as used herein refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

On October 2, 1995, the Company sold Protective's subsidiary, Hoosier Insurance Company (referred to herein as "Hoosier"), for $36.5 million. Included in the Company's insurance underwriting segment prior to the sale, Hoosier marketed general lines of insurance to individuals and small commercial customers in Indiana. Income and expense amounts related to Hoosier for the prior periods and the gain recognized on the sale of Hoosier are reported as discontinued operations.

INSURANCE BROKERAGE, AGENCY AND SERVICES OPERATIONS

B & L acts as an agent and broker which places casualty, inland marine, property and other types of insurance, serving customers in the motor carrier industry on a nationwide basis. The following summary describes briefly the principal types of insurance placed by B & L:

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

B & L has active agency arrangements with a small number of insurance companies, none of which is exclusive and all of which are terminable at will or on short notice by either party. Of the commissions received by B & L in 1997, approximately 99% was from marketing products for the Insurance Subsidiaries.

INSURANCE UNDERWRITING OPERATIONS

Underwriting operations are currently conducted as follows:

      - Protective is engaged in direct writing of multiple line property, casualty and related insurance coverages for large trucking fleets which retain substantial amounts of self-insurance and for medium-sized trucking companies on a first-dollar or small deductible basis with no self-insurance retention.

        2

         Protective also accepts retrocessions from reinsurance companies, covering both individual property and liability risks and high limit catastrophe pools. Protective is licensed to do business in all states, the District of Columbia and all Canadian provinces.

      - Sagamore's premiums are produced primarily from private passenger automobile liability and physical damage coverages. In addition, Sagamore writes commercial automobile liability and physical damage insurance for truck owner-operators with ten or fewer power units as well as workers' compensation insurance for small businesses. Sagamore is currently licensed in twenty-three states.

      - BLI is a Bermuda domiciled reinsurance company which, to date, has provided reinsurance for Protective only. This subsidiary provides the availability of an insurance profit center concept allowing clients the advantages of a "captive" insurance company without the attendant expense or management demands.

Approximately 59% of the gross direct premiums written by the Insurance Subsidiaries during 1997 was attributable to business placed with Protective by B & L. The remaining 41% consists primarily of business written by Sagamore within its private passenger automobile, small fleet and small business workers' compensation programs, originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to certain non-affiliated insurers under excess of loss and quota-share treaties and by facultative placements. The Insurance Subsidiaries also assume reinsurance voluntarily from other insurers under retrocession and treaty arrangements. Reinsurance assumed to date has been comprised primarily of retrocessional participation in property catastrophe pools. The Company intends to participate in such retrocessions only as long as premium rates remain at attractive levels. In addition, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

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

        3

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 1997 have been reduced by approximately $5.4 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.7 million lower for the year ended December 31, 1997.

The maximum amount for which the Company insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. After giving effect to reinsurance arrangements which have been in force for the past several years, the first $1 million of insured loss for a single occurrence is retained by the Company. The Company has reinsured $9 million in excess of the first $1 million in coverage liability with several
companies.   Certain of these reinsurance treaties contain aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts which would otherwise be covered under these reinsurance treaties.

The Company's reinsurance structure has remained relatively constant since 1986. Prior to September 1, 1986, the Company's maximum exposure on a $10 million loss relating to its trucking insurance business ranged from $250,000 to approximately $2 million. The higher exposures were retained during periods when reasonably priced reinsurance was not available. Very few losses incurred during these periods, with the exception of environmental liability losses, remain unsettled at December 31, 1997. Effective September 1, 1986, and continuing through December 31, 1997, the Company's exposure relating to trucking risks is limited to $1 million on a $10 million loss, as noted in the immediately preceding paragraph. With respect to Sagamore's small fleet trucking business, the Company's maximum net exposure for a single occurrence is $250,000. Effective January 1, 1998, this exposure has been reduced to $100,000 for a single occurrence. For Sagamore's private passenger automobile and small business workers' compensation products, the Company's maximum exposure for a single occurrence is $100,000.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 1997, 1996 and 1995. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 8 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 1997.

        4

             RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                               EXPENSES (GAAP BASIS)

                                                        Year Ended December 31,
                                                     1997         1996          1995
                                                 -----------  -----------   -----------
                                                             (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    beginning of the year                           $154,537     $161,458     $175,554

  Provision for losses and LAE:
    Continuing operations:
      Claims occurring during the current year        47,692       45,999       44,238
      Claims occurring during prior years            (7,838)     (12,245)       (5,484)
                                                  ----------   ----------    ----------
                                                      39,854       33,754       38,754
  Losses and LAE payments:
    Continuing operations:
      Claims occurring during the current year        15,946       12,891        7,760
      Claims occurring during prior years             26,934       27,825        33,819
    Discontinued operations                                -            -        11,186
                                                  ----------   ----------    ----------
                                                      42,880       40,716        52,765

  Change in unpaid portion of uncollectible
    amounts due from reinsurers                         (18)           41          (85)
                                                  ----------   ----------    ----------

  Liability for losses and LAE at end of year        151,493      154,537      161,458

REINSURANCE RECOVERABLE ON UNPAID
 LOSSES AT END OF YEAR                                45,702       42,402        50,031
                                                  ----------   ----------    ----------

Liability for losses and LAE, gross of
  reinsurance recoverables, at end of year          $197,195     $196,939      $211,489
                                                  ==========   ==========    ==========

The above reconciliation shows a $7.8 million (5.1%) savings in the liability for losses and LAE recorded at December 31, 1996 and compares to a one-year savings in 1996 of $12.2 million. The net savings is reflected in 1997 underwriting income. All major coverage groups produced redundancies during each of the years 1997, 1996 and 1995. A more detailed discussion of reserve savings experienced in recent years is presented beginning on page 6.

The differences between the liability for losses and LAE reported in the accompanying 1997 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported

        5
in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                               (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable             $152,258

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                             45,702
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                               480
      Reclassification of loss reserves ceded attributable
        to insolvent reinsurers                                                       480

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                      (1,725)
                                                                                ----------

  Liability reported on a GAAP basis                                              $197,195
                                                                                ==========

Loss reserves ceded attributable to insolvent reinsurers are treated as a separate liability for SAP purposes but are classified as an addition to loss reserves in the GAAP consolidated balance sheets. This classification was used for GAAP since the uncollectible amounts are, in effect, a reversal of reinsurance credits taken against gross loss and LAE reserves. Losses incurred, however, do not include charges for uncollectible reinsurance, nor do the tables on pages 5 and 8, since the inability to recover these amounts from insolvent reinsurers is a credit loss and is not associated with the Company's reserving process. Accordingly, loss and LAE developments would be distorted if amounts related to insolvent reinsurance were included.

The table on page 8 presents the development of GAAP balance sheet liabilities for each year end 1987 through 1997 net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1987 liability has developed a $12.1 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been generally favorable. Reserve developments for all year ends 1987 through 1996 have produced redundancies as of December 31, 1997. In addition to improvements in reserving methods, loss reserve developments since 1987 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in

        6
fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have had a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during much of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 1997 is different from that which generated much of the ten year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 8, suggest that the Company's insured selection process and the overall effect of improved safety programs and other positive influences on claim frequency and severity have more than offset the negative factors anticipated when reserves were established. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 8 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1997, the Company had paid $116.5 million of losses and LAE that had been incurred, but not paid, through the end of 1987; thus an estimated $35.9 million in losses incurred through 1987 remain unpaid as of the current financial statement date ($152.4 million incurred less $116.5 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1990, but incurred in 1987, will be included in the cumulative development amount for year ends 1987, 1988, and 1989. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        7

      ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                             (Dollars in thousands)


Year Ended December 31   1987      1988      1989      1990      1991      1992      1993      1994      1995      1996      1997
---------------------- --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *       $164,531  $178,179  $186,517  $190,351  $198,790  $188,189  $175,395  $175,012  $161,001  $154,039  $151,013

Liability Reestimated
  as of:
    One Year Later       164,771   173,990   175,998   178,706   185,452   174,269   152,146   169,528   148,756   146,201
    Two Years Later      158,108   161,331   162,434   164,977   171,069   153,548   147,577   159,000   140,811
    Three Years Later    149,966   154,851   161,143   157,802   155,977   156,271   144,526   153,833
    Four Years Later     147,293   154,075   155,059   149,946   160,477   155,104   142,178
    Five Years Later     146,814   149,672   151,138   155,601   159,804   153,528
    Six Years Later      145,207   147,993   157,020   155,666   158,972
    Seven Years Later    144,884   154,164   158,430   155,038
    Eight Years Later    152,061   155,365   157,644
    Nine Years Later     152,991   154,773
    Ten Years Later      152,417

Cumulative Redundancy   $ 12,114  $ 23,406  $ 28,873  $ 35,313  $ 39,818  $ 34,661  $ 33,217  $ 21,179  $ 20,190  $  7,838
                        ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Cumulative Amount of
  Liability Paid Through:
    One Year Later      $ 34,777  $ 41,889  $ 41,873  $ 40,939  $ 41,958  $ 38,511  $ 30,297  $ 45,005  $ 27,825  $ 26,934
    Two Years Later       62,150    67,990    69,330    63,689    68,706    59,494    58,969    67,219    43,016
    Three Years Later     79,848    84,940    81,291    81,746    83,413    82,122    71,375    76,248
    Four Years Later      90,357    93,651    95,857    92,313    98,331    91,794    77,702
    Five Years Later      97,390    98,666   103,035   103,190   104,915    96,617
    Six Years Later      101,329   104,425   111,017   107,579   109,174
    Seven Years Later    105,647   111,788   114,005   110,282
    Eight Years Later    112,289   114,500   116,357
    Nine Years Later     114,903   116,260
    Ten Years Later      116,528

* Amounts shown for 1987 through 1997 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $2,097, $2,258, $2,215, $818, $597, $611, $554, $542, $457, $498 and $480, respectively.

        8

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 1997 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident which resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims which did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. As such, the Company revised the environmental exclusion in its policies in an attempt to prevent the courts from mandating unintended coverages. During 1995 and 1996, the Company recorded adverse development of $7.6 million and $2.4 million, respectively, on such claims. Development during 1997 was minor. This development includes a liability for losses and loss expenses of $5.0 million at December 31, 1997.

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

MARKETING

The Company's primary marketing areas are: (1) sales and service of insurance plans, involving some degree of self-insurance, to large trucking fleets; (2) sales of insurance programs involving no self-insured retention to medium size trucking fleets and small operators; (3) the sale of non-standard private passenger automobile insurance; (4) the sale of workers' compensation insurance to small businesses; and (5) other projects.

Since the mid-1980's, Protective has focused its marketing efforts to large and medium trucking fleets utilizing Company salesmen. Protective has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance. In 1989, Protective began

        9
offering accident insurance on a group basis to independent contractors under contract to a fleet sponsor. Since 1989, the market for Protective's products has grown increasingly competitive (see comments under "Competition", following).

During the latter part of 1992, in the aftermath of Hurricane Andrew, property catastrophe reinsurance, which protects insurance companies from such disasters, became difficult to obtain and prices increased. In light of the favorable markets, Protective has accepted retrocessions for catastrophe exposures from certain reinsurers on terms which are considered to be very favorable. This program was continued during 1997 with premiums earned from these retrocessions totaling $9.9 million. To the extent that pricing remains favorable on these retrocessions, this program is expected to continue into 1998. In addition, Protective assumed certain property and liability reinsurance through participation in a facultative pool managed by another reinsurer starting in 1997.

During the second quarter of 1995, Sagamore entered the private passenger automobile insurance market for nonstandard insureds. This program is currently being marketed in Indiana and other midwestern states with limited expansion into additional states during 1998 anticipated. Market acceptance to date has been favorable and approximately $23.6 million of premium was written in this line during 1997.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (small operators with one to ten power units). This program was limited to a small geographic area composed of midwestern states through the end of 1997. However, significant geographic expansion is planned for this product group during 1998 and thereafter. Approximately $3.1 million of premium was written in this program during 1997.

During the first quarter of 1997, Sagamore began marketing a small business workers' compensation product in Missouri and Illinois. To date, growth in this product has been slow with premium written during 1997 of $.4 million. Continuation of this program is dependent on the results of a review currently underway by Sagamore's management.

INVESTMENTS

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and in the Company's insurance lines. The resulting investment strategies emphasize relatively short -term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal. The Company's investment programs limit risk taking in all major portions of the portfolio.

At December 31, 1997 the financial statement value of the Company's investment portfolio was $475 million, including money market instruments classified as cash equivalents. The following comparison, on page 11, of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in the portfolio during 1997.

        10

    MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)


                                                1997           1996
                                             ---------      ---------
            Less than one year                  34.8%          39.7%
            1 to 5 years                        41.3           42.2
            5 to 10 years                       16.9           10.2
            More than 10 years                   7.0            7.9
                                             ---------      ---------
                                               100.0%         100.0%
                                             =========      =========

            Average life of portfolio
               (years)                           3.6            3.1
                                             =========      =========

The Company's concentration of invested assets in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise.

A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                            December 31
                                         1997         1996
                                      ---------    ---------
     U.S. Government obligations         24.8%        36.8%
     Common stocks                       21.0         21.8
     Municipal bonds                     17.0         14.3
     Corporate and other bonds           15.7          5.3
     Mortgage-backed securities          10.0         12.6
     Short-term and other  investments    9.9          8.4
     Preferred stocks                     1.6           .8
                                      ---------    ---------
                                        100.0%       100.0%
                                      =========    =========

Approximately $20.9 million of the fixed maturity portfolio (4.4% of total invested assets) consists of bonds considered less than investment grade at December 31, 1997. The unrealized net gain on the fixed maturity portfolio was $2.9 million at December 31, 1997, before income taxes, and compares to a $.8 million unrealized gain at December 31, 1996.

Equity securities comprise 33% of the financial statement value of the consolidated investment portfolio at December 31, 1997, up from 32% at the prior year end. The unrealized gains on the equity security portfolio increased $9 million to $67 million at December 31, 1997.

        11

A comparison of overall investment yields is as follows:

                                           1997        1996
                                        ---------   ---------
     Before federal tax:
       Investment income                    5.0%        5.3%
       Investment income plus realized
         investment gains                   9.3         7.1
     After federal tax:
       Investment income                    3.5         3.7
       Investment income plus realized
         investment gains                   6.4         4.9

EMPLOYEES

As of March 1, 1998, the Company had 243 employees, 227 of whom are engaged primarily in the business of the Company's Insurance Subsidiaries. The increase in employees from 194 at March 1, 1997 is due primarily to the expansion in Sagamore's private passenger automobile and small business workers' compensation products.

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

ITEM 101(B), (C)(1)(I) AND (VII), AND (D) OF REGULATION S-K:

Reference is made to Note K to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana in the Landmark
Building. This building is located approximately one mile from downtown Indianapolis. The lease covers approximately 65,000 square feet and expires in August, 2003, with an option to renew for an additional ten years. The Company's entire operations, with the exception of Baldwin & Lyons, California, are conducted from these leased facilities.

The Company owns a small building and the adjacent real estate approximately two miles from its main office. This building contains approximately 3,300 square feet of usable space, and is used primarily as storage facilities and as a contingent back up and disaster recovery site for computer operations.

Baldwin & Lyons, California leases approximately 2,700 square feet of office space in a suburb of Los Angeles, California. The lease expires in August, 1998 with a three year renewal option which the company intends to exercise. All west coast operations are conducted from these facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

        13

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded in the NASDAQ National Market System and are quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 1997, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 1997 and 1996, as reported by the National Association of Security Dealers, Inc. through NASDAQ and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                     Class A                  Class B              Cash
                              ----------------------   ----------------------   Dividends
                                 High        Low          High        Low        Declared
                              ---------   ---------    ---------   ---------    ---------
Year ended December 31:
1997:
FOURTH QUARTER                 $28 3/4     $19 1/4      $28 3/4     $20 3/8        $.10
THIRD QUARTER                   23 1/2      19 1/4       21 3/4      18 1/2         .10
SECOND QUARTER                  21 1/2      17 1/2       22 5/8      17 3/8         .10
FIRST QUARTER                   18 3/8      17           19          17 3/8         .10

1996:
Fourth Quarter                 $19         $16 1/2      $19         $17 3/4        $.10
Third Quarter                   19 3/4      18 3/4       20 3/4      18 1/4         .10
Second Quarter                  20 1/2      16 1/2       20 3/4      14 1/4         .08
First Quarter                   18 3/4      16 3/4       18          14 1/4         .08

The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note G to the consolidated financial statements.

        14

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Year Ended December 31
                                          ------------------------------------------------------------
                                             1997         1996        1995         1994        1993
                                          ----------   ----------  ----------   ----------  ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums written                       $ 69,575     $ 61,431    $ 63,065     $ 61,503    $ 53,820

Net premiums earned                          61,675       58,743      58,793       61,187      53,210

Net investment income and realized
   gains on investments                      35,780       26,440      26,371       15,272      21,447

Losses and loss expenses incurred            39,854       33,754      38,754       32,910      26,960

Income from continuing operations            24,446       21,334      20,594       20,505      24,654

Net income                                   24,446       21,692      29,360       20,791      25,234

Earnings per share -- net income (1)           1.75         1.51        1.96         1.37        1.62

Cash dividends per share                        .40          .36         .30          .33        .183

Investment portfolio (3)                    475,328      454,791     424,833      386,646     382,904

Total assets                                557,015      526,460     512,225      503,899     487,522

Shareholders' equity                        293,963      273,122     247,008      205,933     203,380

Book value per share (1)                      21.23        19.46       16.78        13.66       13.01

Underwriting ratios (2):

   Losses and loss expenses                   64.6%        57.5%       65.9%        53.8%       50.7%

   Underwriting expenses                      33.3%        29.2%       28.0%        27.6%       29.9%

   Combined                                   97.9%        86.7%       93.9%        81.4%       80.6%

(1) Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding. Earnings per share has been restated in accordance with Financial Accounting Standards Board Statement
     No. 128, EARNINGS PER SHARE.

(2) Data is for all coverages combined and is presented based upon generally accepted accounting principles.

(3) Includes money market instruments classified with cash in the Consolidated Balance Sheets.

        15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's liquidity are (1) funds generated from insurance premiums, (2) net investment income and (3) maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments and commissions paid to the parent company, generally average between 25% and 35% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. During extended periods of declining premium volume, however, operating cash flows may turn negative as loss settlements exceed net premium revenue and receipts of investment income.

For several years, the Company's investment philosophy has emphasized the purchase of short-term instruments with maximum quality and liquidity. As interest rates have remained relatively low and yield curves have been essentially flat in recent years, the Company has not committed funds to longer term fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was 3.6 years compared to 3.1 years for 1996. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 1997 included $24.9 million in short-term investments which are readily convertible to cash without market penalty and an additional $76.5 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions continue to produce inadequate rates and the Company chooses to further reduce volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 1997 were approximately 24% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Shareholders' equity increased to $294.0 million at December 31, 1997, from $273.1 million at December 31, 1996. In addition to current year earnings, this increase includes a $7.1 million increase in unrealized net gains on the Company's investment portfolio from $38.5 million at December 31, 1996 to $45.6 million at December 31, 1997. The increase in shareholders' equity is net of $5.1 million in treasury share purchases and $5.5 million of dividends to shareholders. Book value per common share outstanding increased 9% to $21.23 at December 31, 1997 from $19.46 per share at December 31, 1996.

        16

As more fully discussed in Note G to the consolidated financial statements, at December 31, 1997, $64.8 million, or 22.0% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $40.1 million at December 31, 1997.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996
Direct premiums written for 1997 totaled $66.0 million, an increase of $2.6 million (4.2%) from 1996. This increase is primarily attributable to an increase in nonstandard private passenger automobile business of $9.9 million (72.2%) from 1996 offset by decreases in the majority of the Company's trucking-related products although "work accident" program premiums increased $1.7 million (13.2%) from 1996. Premium writings from small trucking fleet risks also increased by $.4 million while the new small business workers' compensation program generated $.4 million in new premium. Large and medium fleet trucking premium writings declined $6.4 million (26.6%) and $.9 million (30.5%), respectively, reflecting the continued intense competition in these markets. In addition, premiums for large deductible workers' compensation policies decreased $2.4 million.

Premium writings from reinsurance assumed increased by $1.8 million (18.7%) to $11.7 million during 1997. This increase is due principally to $3.9 million relating to the Company's participation in a new excess facultative program, partially offset by lower premiums assumed from voluntary property catastrophe retrocession pools during 1997. The decreased catastrophe assumed premium is attributable to reductions in the Company's shares in these pools during 1997 as well as decreases in gross pool revenues.

Premium writings ceded to reinsurers decreased $3.6 million (30.8%) during 1997 to $8.2 million. The percentage of premiums ceded to direct premiums written decreased to 12.4% for 1997 from 18.6% for 1996 due primarily to the decline in trucking-related premiums which carry larger reinsurance rates than the Company's other products and the increased use of lower cost facultative placements. In addition, ceded premium declined due to the termination of the quota share treaty on the Company's "work accident" program in April, 1996. Ceding rates on the Company's primary treaties for 1997 were consistent with the prior year.

After giving effect to changes in unearned premiums, net premiums earned increased 5.0% to $61.7 million for 1997 from $58.7 for 1996. Net premiums earned from all trucking-related insurance products, including small fleet trucking, decreased by $5.3 million (13.7%). Premiums earned from voluntary reinsurance assumed decreased by $.6 million. The above decreases were offset by a $7.9 million increase in nonstandard private passenger automobile premium during 1997.

Net investment income decreased by $1.1 million (5.8%) during 1997 due to across -the-board declines in the pre-tax yields on invested assets. The average pre-tax yield on invested assets for 1997 was 5.0% compared to 5.3% for 1996 while the after-tax yield for 1997 was 3.5% compared to 3.7% for 1996. Investment expenses, which are netted directly against income, were relatively unchanged from 1997 and were 6.2% of gross investment income compared to 5.6% for 1996.

        17

Realized net capital gains were $17.3 million in 1997 compared to $6.9 million for 1996. The current year net gain consisted of gains on equity securities and fixed maturities of $18.2 million and $.1 million, respectively, and losses on other investments of $1.0 million.

Losses and loss expenses incurred during 1997 increased $6.1 million (18.1%) to $39.9 million. The 1997 consolidated loss and loss expense ratio was 64.6% compared to 57.5% for 1996. Losses and loss expenses incurred for 1996 included adverse development on environmental liability claims of $2.4 million relating to policies written in the 1970's. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratio for 1996 was 53.4%. The increase in the loss and loss expense ratio is principally attributable to a decline in the savings realized on the closing of prior year claims during 1997 as compared to 1996. These savings related predominantly to the Company's trucking and trucking-related business. Because of the high limits provided by the Company to its insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of comfort in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that the favorable loss development may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. The Company has established provisions for incurred but not reported environmental losses at December 31, 1997 which are believed to be sufficient to cover all anticipated exposure.

Other operating expenses for 1997, before credits for allowances from reinsurers, increased $1.9 million (8.4%) to $24.4 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, decreased $.4 million (2.7%) despite a net 22% increase in the number of employees during the year, attributable to the expansion of the Company's new products. Salary expense during 1996 was increased, as compared to 1997, by larger accruals for equity appreciation rights which are tied to book value and by the issuance of discounted stock options to employees. Direct commission expense increased $2.4 million (71.6%) as the result of increases in premiums from Sagamore's personal automobile product and voluntary reinsurance assumed from catastrophe pools. Allowances from reinsurers decreased $.2 million (21.2%) as the result of the termination of the quota share reinsurance treaty covering the Company's "work accident" program partially offset by an increase in facultative placements. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 33.3% during 1997 compared to 29.2% for 1996. Including the agency operations, which absorbed a portion of the development costs for the Company's new products, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 28.9% for 1997 compared with 27.1% for 1996.

The effective federal tax rate for consolidated operations for 1997 was 31.4%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, income from consolidated continuing operations for 1997 was $24.4 million compared to $21.3 million for 1996 and net income for 1997 totaled $24.4 million compared to $21.7 million reported during 1996. Diluted earnings per share increased to $1.75 in 1997 from $1.51 in 1996 due primarily to the increase in realized gains on investments.

        18

1996 COMPARED TO 1995
Direct premiums written for 1996 totaled $63.4 million, a decrease of $4.0 million (6.0%) from 1995. This decrease is primarily attributable to decreases in the majority of the Company's trucking-related products. Large fleet and medium fleet trucking premium writings decreased $9.9 million (29.1%) and $.8 million (20.7%), respectively, reflecting the continued intense competition in these markets which resulted in the non-renewal of several accounts and rate reductions on those accounts renewed. Premium writings for Protective's "work accident" program also decreased by $2.1 million (13.8%) from 1995, reflecting rate reductions on renewed accounts. Decreases in premium writings were also derived from Sagamore's program for small trucking fleet risks and surety premiums related to large fleet risks of $.7 million each. The above decreases were partially offset by an increase in Sagamore's nonstandard private passenger automobile business of $8.8 million (181.6%) from 1995. In addition, premiums for retrospectively rated workers' compensation policies increased $1.3 million reflecting loss development on prior year policies.

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

Premium writings ceded to reinsurers decreased $4.7 million (28.7%) during 1996 to $11.8 million. The percentage of premiums ceded to direct premiums written decreased to 18.6% for 1996 from 24.5% for 1995 due primarily to the termination of the quota share treaty on the Company's "work accident" program in April, 1996. Ceding rates on the Company's primary treaties for 1996 were consistent with the prior year.

After giving effect to changes in unearned premiums, net premiums earned were $58.7 million for 1996, nearly unchanged from 1995. Net premiums earned from all trucking liability insurance products, including small fleet trucking, decreased by $5.7 million (12.8%). Premiums earned from voluntary reinsurance assumed decreased by $1.8 million. The above decreases were offset by a $7.6 million increase in Sagamore's nonstandard private passenger automobile program during 1996.

Net investment income decreased by $.6 million (2.9%) during 1996 due to $.9 million in non-recurring income from the liquidation of a limited partnership during 1995. The average pre-tax yield on invested assets for 1996 was 5.3% compared to 5.9% for 1995 while the after-tax yield for 1996 was 3.7% compared to 4.1% for 1995. Investment expenses, which are netted directly against income, were relatively unchanged from 1995 and were 5.6% of gross investment income compared to 5.3% for 1995.

Consolidated realized net capital gains were $6.9 million in 1996 compared to $6.2 million for 1995. The current year net gain consisted of gains on equity securities and fixed maturities of $6.5 million and $.4 million, respectively.

Losses and loss expenses during 1996 decreased $5.0 million (12.9%) to $33.8 million. The 1996 consolidated loss and loss expense ratio was 57.5% compared to 65.9% for 1995. Losses and loss expenses incurred for 1996 and 1995 included adverse development on environmental

        19
liability claims of $2.4 million and $7.6 million, respectively, relating to policies written in the 1970's. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratios for 1996 and 1995 were 53.4% and 53.0%, respectively. The consolidated savings on all prior year losses was $12.2 million for 1996 compared to $5.5 million for 1995. Adjusted for the development on environmental liability claims, savings on prior accident year losses were $14.6 million and $13.1 million during 1996 and 1995, respectively. See comments in the foregoing discussion of operations for 1997 compared to 1996 regarding the development of prior year reserves.

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

The Company's net income for 1996 totaled $21.7 million compared to a record $29.4 million reported during 1995, which included a $7.6 million gain on the sale of Hoosier Insurance Company. Earnings per share decreased to $1.51 in 1996 from a record $1.96 in 1995.

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

        20

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $16.2 million and $10.7 million were recorded at December 31, 1997 and 1996, respectively. The net deferred tax liability at December 31, 1997 included $6.2 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $7.0 million in special tax deposits at December 31, 1996. Adjusted for the special deposits, a net deferred tax liability of $22.4 million was recorded at December 31, 1997 compared to a net deferred tax liability of $17.7 million at December 31, 1996. The increase in deferred federal taxes payable is primarily attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $6.2 million have been paid in connection with this election.

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

        21

IMPACT OF THE YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The insurance industry is especially aware of the Year 2000 concern given that the majority of its products and services are time and date sensitive (e.g., policy effective periods and loss occurrence dates).

The Company has been in the process of developing software for its new and rapidly expanding products since 1995. All internally developed new product software is Year 2000 compliant, with minor exceptions, and currently handles approximately 90% of the Company's processed transactions. The Company is also engaged in an ongoing analysis of its remaining systems to determine the nature and extent of existing deficiencies and the appropriate corrective solutions. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a significant impact on the operations of the Company.

The Company will communicate with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate Year 2000 system deficiencies. It is believed that the Company's total Year 2000 project costs will not be significantly impacted by third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased software, for Year 2000 compliance. Any internally developed software that is deemed unworthy of Year 2000 conversion will be replaced with new internally developed or purchased software that is Year 2000 compliant. Any currently owned purchased software for which Year 2000 upgrades are unavailable will also be replaced with purchased software that is Year 2000 compliant. The Company anticipates completing the Year 2000 project by the first quarter of 1999. The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software and would have largely been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position.

The costs of the project and the date on which the Company believes it will complete its Year 2000 effort are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

        22

OTHER ITEMS

COMPREHENSIVE INCOME
During 1997, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires companies to report certain unrealized potential income or loss items, previously recognized only in separate components of shareholders' equity, as "other comprehensive income". Companies are also required to report "comprehensive income" that is comprised of net income and such other comprehensive income items. The Company's only material item of other comprehensive income is the unrealized gain or loss associated with its investment portfolio.

Management believes that the disclosures required by Statement No. 130 are unnecessary in that all components of such disclosures are currently available in the Company's financial statements. Management also believes that the new disclosures may serve to confuse shareholders and other readers regarding the Company's future earnings and cash flows. The disclosures required by Statement No. 130 should be viewed by the reader with the understanding that there are many factors that might affect the future realizable value of items of other comprehensive income which are beyond management's control. As such, there can be no assurance that amounts recorded as unrealized gains or losses will ever result in a realized transaction.

EARNINGS PER SHARE
During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE. Statement No. 128 requires companies to present per share data on both basic (without the dilutive effect of stock equivalents) and diluted bases. The Company has restated all per share data for prior years in conformity with Statement No. 128, with minimal effect on previously reported amounts.

SEGMENTS
In June, 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company will report segment information in accordance with Statement No. 131 in its 1998 annual report. At this time, the Company has not completed its analysis of Statement No. 131, but anticipates changes from its current disclosure.

        23

                           ANNUAL REPORT ON FORM 10-K




              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 1997

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

        24

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 26, 1998

        25

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                   December 31
                                                            -------------------------
                                                               1997           1996
                                                            ----------     ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Investments:
   Fixed maturities                                          $ 276,109      $ 273,828
   Equity securities                                           158,614        147,196
   Short-term and other                                         17,902         19,698
                                                             ---------      ---------
                                                               452,625        440,722

Cash and cash equivalents                                       23,402         14,642
Accounts receivable                                             21,454         13,967
Accrued investment income                                        4,046          3,888
Reinsurance recoverable                                         47,276         43,829
Deferred policy acquisition costs                                2,522          1,425
Current federal income taxes                                         -            568
Property and equipment--less accumulated depreciation
   (1997, $5,097; 1996, $4,223)                                  4,167          3,259
Other assets                                                     1,523          4,160
                                                             ---------      ---------
                                                             $ 557,015      $ 526,460
                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
   Losses and loss expenses                                  $ 197,195      $ 196,939
   Unearned premiums                                            18,806         10,835
                                                             ---------      ---------
                                                               216,001        207,774

Reinsurance payable                                              8,428          7,318
Accounts payable and other liabilities                          21,234         27,512
Deferred federal income taxes                                   16,249         10,734
Current federal income taxes                                     1,140              -
                                                             ---------      ---------
                                                               263,052        253,338
Shareholders' equity:
   Common stock, no par value:
      Class A -- authorized 3,000,000 shares;
          outstanding -- 1997, 2,397,354 shares;
          1996, 2,444,329 shares                                   128            130
      Class B -- authorized 20,000,000 shares;
          outstanding -- 1997, 11,292,445 shares;
          1996, 11,515,145 shares                                  602            614
   Additional paid-in capital                                   41,361         42,100
   Unrealized net gains on investments                          45,614         38,472
   Retained earnings                                           206,258        191,806
                                                             ---------      ---------
                                                               293,963        273,122
                                                             ---------      ---------
                                                             $ 557,015      $ 526,460
                                                             =========      =========

See notes to consolidated financial statements.

        26

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                             Year Ended December 31
                                                                      ------------------------------------
                                                                          1997        1996         1995
                                                                       ---------   ---------    ---------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                 $ 61,675    $ 58,743     $ 58,793
    Net investment income                                                 18,442      19,580       20,161
    Realized net gains on investments                                     17,338       6,860        6,210
    Commissions, service fees and other income                             1,655       1,304        1,164
                                                                       ---------   ---------    ---------
                                                                          99,110      86,487       86,328
EXPENSES:
    Losses and loss expenses incurred                                     39,854      33,754      38,754
    Other operating expenses                                              23,633      21,542      17,541
                                                                       ---------   ---------   ---------
                                                                          63,487      55,296      56,295
                                                                       ---------   ---------   ---------
                             INCOME FROM CONTINUING OPERATIONS
                                   BEFORE FEDERAL INCOME TAXES            35,623      31,191      30,033

Federal income taxes                                                      11,177       9,857       9,439
                                                                       ---------   ---------   ---------
                             INCOME FROM CONTINUING OPERATIONS            24,446      21,334      20,594

DISCONTINUED OPERATIONS, NET OF FEDERAL INCOME TAXES:
    Income from discontinued operations                                        -         358       1,126
    Gain on sale of Hoosier Insurance Company                                  -           -       7,640
                                                                       ---------   ---------   ---------
                                                    NET INCOME            24,446      21,692      29,360

Retained earnings at beginning of year                                   191,806     183,360     162,934
Cash dividends (per share - 1997, $.40;
    1996, $.36; and 1995, $.30)                                          (5,508)     (5,107)      (4,421)
Treasury shares purchased                                                (4,283)     (8,112)      (4,617)
Foreign exchange adjustment                                                (203)        (27)         104
                                                                       ---------   ---------   ---------
                              RETAINED EARNINGS AT END OF YEAR         $ 206,258   $ 191,806   $ 183,360
                                                                       =========   =========   =========

PER SHARE DATA:
DILUTED:
    Income before discontinued operations and realized net gains         $   .94      $ 1.18      $ 1.11
    Realized net gains on investments                                        .81         .31         .27
    Income from discontinued operations                                        -         .02         .07
    Gain on sale of Hoosier Insurance Company                                  -           -         .51
                                                                       ---------   ---------   ---------
                                                    NET INCOME            $ 1.75      $ 1.51      $ 1.96
                                                                       =========   =========   =========

BASIC:
    Income before discontinued operations and realized net gains          $  .95      $ 1.19      $ 1.12
    Realized net gains on investments                                        .82         .31         .27
    Income from discontinued operations                                        -         .03         .08
    Gain on sale of Hoosier Insurance Company                                  -           -         .52
                                                                       ---------   ---------   ---------
                                                    NET INCOME            $ 1.77      $ 1.53      $ 1.99
                                                                       =========   =========   =========

See notes to consolidated financial statements.

        27

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries



                                                                          1997        1996         1995
                                                                       ----------  ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                   $ 191,806   $ 183,360    $ 162,934
    Unrealized gains (losses) on investments                               38,472      19,251       (1,111)
                                                                        ---------   ---------    ---------
                                                                          230,278     202,611      161,823

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                             24,446      21,692       29,360

    Gains on investments:
        Holding gains arising during period,
            before federal income taxes                                    28,326      36,431       37,536
        Federal income taxes                                                9,914      12,751       13,138
                                                                        ---------   ---------    ---------
                                                                           18,412      23,680       24,398

        Gains realized during period included in net income,
            before federal income taxes                                   (17,338)      (6,860)     (6,210)
        Federal income taxes                                               (6,068)      (2,401)     (2,174)
                                                                        ---------    ---------   ---------
                                                                          (11,270)      (4,459)     (4,036)
                                                                        ---------    ---------   ---------

        Change in unrealized gains or losses on investments                 7,142       19,221      20,362

    Foreign exhange adjustment                                               (203)         (27)        104
                                                                        ---------    ---------   ---------

                             TOTAL REALIZED AND UNREALIZED INCOME          31,385       40,886      49,826

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                    (5,508)      (5,107)     (4,421)
    Cost of treasury shares purchased in excess of
        proceeds from original issue                                       (4,283)      (8,112)     (4,617)
                                                                        ---------    ---------   ---------
                                                                           (9,791)     (13,219)     (9,038)
                                                                        ---------    ---------   ---------
                                                    TOTAL CHANGES          21,594       27,667      40,788
                                                                        =========    =========   =========

BALANCES AT END OF YEAR:
    Retained earnings                                                     206,258      191,806     183,360
    Unrealized gains on investments                                        45,614       38,472      19,251
                                                                        ---------    ---------   ---------
                                                                        $ 251,872    $ 230,278   $ 202,611
                                                                        =========    =========   =========

See notes to consolidated financial statements.

        28

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                             Year Ended December 31
                                                                      -----------------------------------
                                                                          1997        1996         1995
                                                                       ----------  ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net Income                                                           $ 24,446    $ 21,692     $ 29,360
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                  484       1,780        5,195
         Change in accrued investment income                                (158)        727       (1,140)
         Change in losses and loss expenses and
             reinsurance recoverable                                      (3,192)     (3,677)      (4,744)
         Change in other assets, other liabilities and
             current income taxes                                         (2,424)    (11,028)      (2,417)
         Amortization of net policy acquisition costs                      5,742       5,145        2,146
         Net policy acquisition costs deferred                            (6,839)     (5,806)      (2,805)
         Provision for deferred income tax credits                         1,670        (642)        (312)
         Bond amortization                                                   372         556          360
         Loss (gain) on sale of property                                       3          48          (17)
         Depreciation                                                        995         676          549
         Net realized gain on investments                                (17,538)     (7,210)      (6,597)
         Income from discontinued operations                                   -        (359)      (1,822)
         Gain on sale of Hoosier Insurance Company                             -           -       (7,640)
         Compensation expense related to discounted stock options             78         516          402
                                                                       ---------   ---------    ---------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES          3,639       2,417       10,518

INVESTING ACTIVITIES
   Purchases of long-term investments                                   (237,473)   (218,611)    (246,789)
   Proceeds from maturities                                              102,065      81,963       64,641
   Proceeds from sales of fixed maturities                                10,956      27,860       14,391
   Proceeds from sales of equity securities                              138,428     100,976      120,706
   Net proceeds from sales of short-term investments                       3,308      10,663        6,126
   Net proceeds from the sale of Hoosier Insurance Company                     -           -       35,614
   Distributions from limited partnerships                                   366       3,018        3,790
   Purchases of property and equipment                                    (2,027)     (2,359)        (887)
   Proceeds from disposals of property and equipment                         121         208          148
                                                                       ---------   ---------    ---------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         15,744       3,718       (2,260)

FINANCING ACTIVITIES
   Dividends paid to shareholders                                         (5,508)     (5,107)      (4,421)
   Proceeds from sale of common stock                                          1           -        1,200
   Cost of treasury stock                                                 (5,116)    (10,182)      (5,931)
                                                                       ---------   ---------    ---------
                            NET CASH USED IN FINANCING ACTIVITIES        (10,623)    (15,289)      (9,152)
                                                                       ---------   ---------    ---------
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          8,760      (9,154)        (894)
Cash and cash equivalents at beginning of year                            14,642      23,796       24,690
                                                                       ---------   ---------    ---------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  23,402   $  14,642    $  23,796
                                                                       =========   =========    =========

See notes to consolidated financial statements.

        29

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

DISCONTINUED OPERATIONS: The Company sold its interests in Hoosier Insurance Company (Hoosier) and Amli Realty, Inc. (Amli) in 1995 and 1996, respectively. Related income and expense amounts for the prior years and the gain recognized on the sale of Hoosier are reported as discontinued operations. No gain or loss was realized on the Amli sale which was treated as a non-monetary, tax-free exchange. The consolidated statements of cash flows for 1996 and 1995 include changes in certain assets and liabilities which are presented without the effects of the sales of Amli in 1996 and Hoosier in 1995.

USE OF ESTIMATES: Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents: The Company considers investments in money market funds to be cash equivalents. Carrying amounts for these instruments approximate their fair values.

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds, notes and redeemable preferred stocks) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (nonredeemable preferred stocks and common stocks) are carried at quoted market prices (fair value). Other investments are carried at either market value, cost or cost adjusted for operations of limited partnerships, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity. Although the Company has classified fixed maturity investments as available for sale, it has the ability to hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

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

        30

RECOGNITION OF REVENUE AND COSTS: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and other acquisition costs applicable to unearned premiums are deferred and expensed as the related premiums are earned. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

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

STOCK-BASED COMPENSATION: Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations are used in accounting for stock options, stock purchases and equity appreciation rights which are, from time to time, granted to employees and outside directors.

FEDERAL INCOME TAXES: A consolidated federal income tax return is filed by the Company and includes all wholly owned subsidiaries.

EARNINGS PER SHARE: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See note M.

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation.

        31

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                         Cost or       Gross       Gross         Net
                                                               Fair     Amortized    Unrealized  Unrealized   Unrealized
                                                              Value        Cost        Gains       Losses       Gains
                                                           --------------------------------------------------------------
1997:
   U. S. government obligations                              $ 100,679   $ 100,279    $     454   $    (54)    $    400
   Mortgage-backed securities                                   40,934      40,548          443        (57)         386
   Obligations of states and political subdivisions             69,663      69,020          650         (7)         643
   Corporate securities                                         64,833      63,339        1,584        (90)       1,494
                                                             ---------   ---------    ---------   ---------    ---------
      Total fixed maturities                                   276,109     273,186        3,131       (208)       2,923
   Equity securities                                           158,614      91,705       71,196     (4,287)      66,909
   Short-term and other                                         17,902      17,558          418        (74)         344
                                                             ---------   ---------    ---------   ---------   ---------
      Total available-for-sale securities                    $ 452,625   $ 382,449    $  74,745   $ (4,569)      70,176
                                                             =========   =========    =========   =========

                                                                            Applicable federal income taxes     (24,562)
                                                                                                              ---------

                                                                          Net unrealized gains - net of tax    $ 45,614
                                                                                                              =========

1996:
   U. S. government obligations                              $ 145,855   $ 145,755    $     451  $    (351)    $    100
   Mortgage-backed securities                                   49,973      49,926          312       (265)          47
   Obligations of states and political subdivisions             56,747      56,585          189        (27)         162
   Corporate securities                                         21,253      20,764          489          -          489
                                                             ---------   ---------    ---------   ---------   ---------
      Total fixed maturities                                   273,828     273,030        1,441       (643)         798
   Equity securities                                           147,196      89,344       60,645     (2,793)      57,852
   Short-term and other                                         19,698      19,315          503       (120)         383
   Short positions - see note below                                  -           -          155          -          155
                                                             ---------   ---------    ---------   ---------   ---------
      Total available-for-sale securities                    $ 440,722   $ 381,689    $  62,744  $  (3,556)      59,188
                                                             =========   =========    =========   =========
Applicable federal income taxes                                                                                 (20,716)
                                                                                                              ---------

                                                                          Net unrealized gains - net of tax    $ 38,472
                                                                                                              =========

Note: The fair value of the Company's short positions at December 31, 1996 was $744 and is included in accounts payable.

        32

Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                              1997        1996         1995
                                                         -------------------------------------
Fixed maturities:
   Gains                                                   $     317    $     622  $     351
   Losses                                                       (199)        (230)       (69)
                                                           ---------    ---------   ---------
      Net gains                                                  118          392        282

Equity securities:
   Gains                                                      20,836        9,204     11,170
   Losses                                                     (2,633)      (2,717)    (4,438)
                                                           ---------    ---------   ---------
      Net gains                                               18,203        6,487      6,732

Short-term and other - net losses                               (983)         (19)      (804)
                                                           ---------    ---------   ---------

                                        TOTAL NET GAINS    $  17,338    $   6,860   $   6,210
                                                           =========    =========   =========

The fair values and the cost or amortized cost of fixed maturity investments at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are determined on a specific identification basis.

                                                  Fair Values                     Cost or Amortized Cost
                                      -----------------------------------  -----------------------------------
                                      Mortgage-                  Total      Mortgage-                  Total
                                        Backed                   Fixed        Backed                   Fixed
                                      Securities   All Other   Maturities   Securities  All Other    Maturities
                                      ----------   ----------  ----------   ----------  ----------   ----------
One year or less                       $       -   $  77,256    $  77,256   $       -    $  77,125   $  77,125
Excess of one year to five years          10,682     116,125      126,807      10,626      115,049     125,675
Excess of five years to ten years         12,220      38,391       50,611      12,150       37,123      49,273
Excess of ten years                       18,032       2,750       20,782      17,772        2,750      20,522
                                       ---------   ---------    ---------   ---------    ---------   ---------
   Total maturities                       40,934     234,522      275,456      40,548      232,047     272,595
Redeemable preferred stock                     -         653          653           -          591         591
                                       ---------   ---------    ---------   ---------    ---------   ---------
                                       $  40,934   $ 235,175    $ 276,109   $  40,548    $ 232,638   $ 273,186
                                       =========   =========    =========   =========    =========   =========

Major categories of investment income for the years ended December 31 are summarized as follows:
                                         1997         1996        1995
                                      ----------   ----------  ----------
Fixed maturities                       $  16,193    $  16,769   $  14,937
Equity securities                          1,729        2,197       2,111
Money market funds                         1,208        1,123       1,263
Short-term and other                         532          653       2,973
                                       ---------    ---------   ---------
                                          19,662       20,742      21,284
Investment expenses                       (1,220)      (1,162)     (1,123)
                                       ---------    ---------   ---------
              NET INVESTMENT INCOME    $  18,442    $  19,580   $  20,161
                                       =========    =========   =========

Approximately 38% of purchases and 53% of sales of investments during the three years ended December 31, 1997 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $604, $932 and $965 in 1997, 1996 and 1995, respectively.

        33

At December 31, 1997, the Company had investments in common stock and bonds of UICI, a publicly traded insurance and holding company with current market capitalization of approximately $1.3 billion. The market value of the Company's investments in UICI was $40,077 with a cost basis of $11,886 at December 31, 1997.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company. Other investments includes $2,161 and $2,237 at December 31, 1997 and 1996, respectively, representing limited partnership interests in ventures in which Amli serves as general partner. A director of the Company is also a director and officer of Amli.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                            Year Ended December 31,
                                                          1997        1996         1995
                                                      -----------  -----------  -----------
Reserves at the beginning of the year                  $ 154,537    $ 161,458    $ 175,554

Provision for losses and loss expenses:
       Claims occurring during the current year           47,692       45,999       44,238
       Claims occurring during prior years                (7,838)     (12,245)      (5,484)
                                                       ---------    ---------    ---------
        Total incurred                                    39,854       33,754       38,754

Loss and loss expense payments:
   Continuing operations:
       Claims occurring during the current year           15,946       12,891        7,760
       Claims occurring during prior years                26,934       27,825       33,819
   Discontinued operations                                     -            -       11,186
                                                       ---------    ---------    ---------
        Total paid                                        42,880       40,716       52,765

Change in unpaid portion of uncollectible
    amounts due from reinsurers                              (18)          41          (85)
                                                       ---------    ---------    ---------
Reserves at the end of the year                          151,493      154,537      161,458

Reinsurance recoverable on
    reserves at the end of the year                       45,702       42,402       50,031
                                                       ---------    ---------    ---------
Reserves, gross of reinsurance
    recoverables, at the end of the year               $ 197,195    $ 196,939    $ 211,489
                                                       =========    =========    =========

The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 1996, 1995 and 1994 were decreased by $7,838, $12,245 and $5,484, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 1997 and 1996, on reserves outstanding at December 31, 1996 and 1995 included $8 and $2,395, respectively, of incurred losses and loss expenses related to environmental damage claims. Reported cases relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Included in the above amounts are reserves for incurred but not reported environmental losses of $5,000 at both December 31, 1997 and 1996. Adjusted for environmental claims, management believes that the more favorable than anticipated experience may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. These trends were considered in the establishment of the Company's reserves at December 31, 1997.

        34

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 1997 and 1996, loss reserves have been reduced by approximately $5,431 and $4,694, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $1,725 at both December 31, 1997 and 1996.

NOTE D - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          1997        1996
                                                      ----------- -----------
DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves         $   6,210   $  7,031
   Deferred compensation                                   3,517      3,347
   Unearned premiums                                       1,292        734
   Other                                                   1,107      1,076
                                                       ---------  ---------
      Total deferred tax assets                           12,126     12,188
                                                       ---------  ---------

DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                         25,119     21,273
   Limited partnerships                                    1,324          -
   Deferred acquisition costs                                884        499
   Salvage and subrogation                                   604        604
   Other                                                     444        546
                                                       ---------  ---------
      Total deferred tax liabilities                      28,375     22,922
                                                       ---------  ---------

      NET DEFERRED LIABILITIES                         $ (16,249) $ (10,734)
                                                       =========  =========

Federal income tax expense consists of the following:
                                                          1997        1996         1995
                                                       ----------  ----------  ----------
Taxes (credits) on income from continuing operations:
   Current                                              $   9,507   $  10,116   $  10,343
   Deferred                                                 1,670        (259)       (904)
                                                        ---------   ---------   ---------
                                                        $  11,177   $   9,857   $   9,439
                                                        =========   =========   =========

Taxes on income from discontinued operations:
   Current:
      Income                                            $       -   $       -   $     139
      Gain on sale                                              -           -       3,850
   Deferred                                                     -         193         326
                                                        ---------   ---------   ---------
                                                        $       -   $     193   $   4,315
                                                        =========   =========   =========

        35

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                          1997        1996         1995
                                                      ----------- ----------- -----------
Statutory federal income rate applied to
   pretax income from continuing operations            $  12,468   $  10,917   $  10,512
Tax effect of (deduction):
   Tax-exempt investment income                           (1,219)     (1,079)       (905)
   Other                                                     (72)         19        (168)
                                                       ---------   ---------   ---------
Federal income tax expense                             $  11,177   $   9,857   $   9,439
                                                       =========   =========   =========

The components of the provision for deferred federal income taxes (credits) are as follows:

                                                          1997        1996         1995
                                                      ----------- ----------- -----------
Discounts of loss and loss expense reserves            $     821   $     230    $     498
Limited partnerships                                       1,324           -            -
Deferred compensation                                       (170)     (1,088)        (896)
Other                                                      (305)         792         (180)
                                                       ---------   ---------    ---------
         PROVISION FOR DEFERRED FEDERAL INCOME TAX     $   1,670   $     (66)   $    (578)
                                                       =========   =========    =========

Cash flows related to federal income taxes paid, net of refunds received, for 1997, 1996 and 1995 were $7,800, $11,805 and $13,600, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $6,210 of deferred tax assets at December 31, 1997 arising from loss reserve discounting is assured based on Section 847 of the Internal Revenue Code.

Note E - Reinsurance
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. Protective also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks as well as catastrophe pools. Accordingly, the occurrence of a major catastrophic event could have a significant impact on the Company's financial statements. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

Net premiums earned for 1997, 1996 and 1995 have been reduced by reinsurance ceded premiums of approximately $8,091, $11,698 and $16,340, respectively. Net losses and loss expenses incurred for 1997, 1996 and 1995 have been reduced by reinsurance recoveries of approximately $11,155, $991 and $26,554, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts. Net premiums earned for 1997, 1996 and 1995 include approximately $10,609, $10,220 and $12,322, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools.

Components of reinsurance recoverable at December 31 are as follows:

                                            1997         1996
                                         -----------  -----------
Paid losses and loss expenses              $  1,160     $  1,085
Unpaid losses and loss expenses              45,702       42,402
Unearned premiums                               414          342
                                          ---------    ---------
                                           $ 47,276     $ 43,829
                                          =========    =========

        36

NOTE F - OTHER OPERATING EXPENSES
Details of other operating expenses are as follows:

                                                            Years Ended December 31
                                                          1997        1996         1995
                                                      ----------- ----------- -----------
Amortization of deferred policy acquisition costs      $   6,486   $   6,088   $   3,792
Other underwriting expenses                                8,314       5,161       5,673
Expense allowances from reinsurers                          (744)       (943)     (1,646)
                                                       ---------   ---------   ---------
                       TOTAL UNDERWRITING EXPENSES        14,056      10,306       7,819
Operating expenses of non-insurance companies              9,577      11,236       9,722
                                                       ---------   ---------   ---------
                    TOTAL OTHER OPERATING EXPENSES     $  23,633   $  21,542   $  17,541
                                                       =========   =========   =========

NOTE G - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows:

                                                                                                         Additional
                                                              Class A                  Class B            Paid-in
                                                         Shares      Amount       Shares      Amount      Capital
                                                      ----------- -----------  ----------- -----------  -----------
Balance at January 1, 1995                              2,446,029   $     131   12,368,209   $     659   $  43,320
   Discounted stock options issued                              -           -            -           -         459
   Stock options exercised                                 30,000           1      121,200           7       1,192
   Discounted stock options forfeited                           -           -            -           -         (58)
   Treasury shares purchased                                    -           -     (388,248)        (21)     (1,293)
                                                       ----------  ----------   ----------  ----------  ----------
Balance at December 31, 1995                            2,476,029         132   12,101,161         645      43,620
   Discounted stock options issued                              -           -            -           -         516
   Discounted stock options exercised                           -           -        1,200           -           -
   Treasury shares purchased                              (31,700)         (2)    (587,216)        (31)     (2,036)
                                                       ----------  ----------   ----------  ----------  ----------
Balance at December 31, 1996                            2,444,329         130   11,515,145         614      42,100
   Discounted stock options issued                              -           -            -           -          78
   Discounted stock options exercised                           -           -        4,314           -           1
   Treasury shares purchased                              (46,975)         (2)    (227,014)        (12)       (818)
                                                       ----------  ----------   ----------  ----------  ----------
Balance at December 31, 1997                            2,397,354   $     128   11,292,445   $     602   $  41,361
                                                       ==========  ==========   ==========  ==========  ==========

During 1997, 1996 and 1995, purchases of treasury stock included 96,214, 49,000 and 41,198 shares, respectively, from officers and directors for $1,850, $821 and $644, respectively, at prices based upon the midpoint between the bid and ask prices on the date of purchase.

Shareholders' equity at December 31, 1997 includes $273,094 representing GAAP shareholder's equity of insurance subsidiaries, of which $38,437 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $169,879 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $24,975, $20,249 and $22,849 for 1997, 1996 and 1995, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $248,154 and $222,720 at December 31, 1997 and 1996, respectively.

Note H - Employee Benefit Plans
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 1997, 1996 and 1995 were $585, $499 and $465, respectively.

        37

NOTE I - COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 requires companies to report, as an addition to net income, certain unrealized potential income or loss items that, previously, were included only as separate components of shareholders' equity until realized. Statement No. 130 requires disclosure of other comprehensive income items related to unrealized gains and losses on securities, foreign currency items and minimum pension liability adjustments. The Company has elected to adopt the provisions of Statement No. 130 as of December 31, 1997.

The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders' equity. Foreign exchange adjustments are immaterial and the Company has no pension plan.

The enclosed STATEMENT OF CHANGES IN EQUITY OTHER THAN CAPITAL refers to comprehensive income as TOTAL REALIZED AND UNREALIZED INCOME. Items of other comprehensive income included in this statement are referred to as CHANGE IN UNREALIZED GAINS (LOSSES) ON INVESTMENTS and FOREIGN EXCHANGE ADJUSTMENT. A reclassification adjustment to other comprehensive income is made for GAINS REALIZED DURING PERIOD INCLUDED IN NET INCOME.

NOTE J - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 1997, 1996 or 1995. At December 31, 1997 there were 156,854 shares (Class A) and 398,641 shares (Class B) outstanding which are eligible for repurchase by the Company.

During 1985, in accordance with the terms of the 1984 Stock Option and Stock Appreciation Plan (1984 Plan, amended during 1991), the Company granted options to purchase 30,000 shares (Class A) and 120,000 shares (Class B) of common stock at the then book value of $3.22 per share. These options were exercised during 1995 and no further shares are available for issuance. The exercise of these options is included in the following option table.

The Company maintains stock option plans and has reserved an aggregate of 1,050,000 shares of Class B common stock for the granting of stock options to employees and directors. Discounted options granted to employees are generally exercisable immediately while discounted options granted to directors are generally not exercisable for one year from the date of grant. During 1997, the Company issued 497,000 market value options which become exercisable in one-third increments on the first, second and third anniversary of the date of grant, assuming continued employment with the Company of the optionee. All options expire ten years after the date of grant.

        38

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                1997                     1996                     1995
                                      ------------------------ ------------------------ ------------------------
                                                    Weighted                 Weighted                Weighted
                                                    Average                  Average                  Average
                                                   Excercise                Excercise                Excercise
                                       Options       Price      Options       Price      Options       Price
                                      ----------   ----------  ----------   ----------  ----------   ----------
Outstanding at beginning of year         196,329    $    .569     168,251    $    .510     293,869    $  1.863

Granted:
   At exercise prices equaling market    497,000       25.750           -            -           -           -
   At exercise prices below market         4,206         .679      29,278         .903      29,782        .893
Exercised                                  4,314         .333       1,200         .333     151,200       3.202
Forfeited                                      -            -           -            -       4,200       1.000
                                       ---------                ---------                ---------
Outstanding at end of year               693,221       18.625     196,329         .569     168,251        .510
                                       =========                =========                =========
Exercisable at end of year               192,015         .575     192,051         .574     163,469        .515

Weighted average fair value
   of options granted during the year:
   At exercise prices equaling market    497,000        8.950           -            -           -           -
   At exercise prices below market         4,206       18.561      29,278       17.617      29,782      15.429


The fair value of the market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Acounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income and earnings per share related to the issuance of market value options during 1997 would not be material.

Exercise prices for options outstanding as of December 31, 1997 were $.33, $1.00 or $25.75. The weighted-average remaining contractual life of options exercisable at either $.33 or $1.00 is 4.6 years with a weighted-average exercise price of $.577. The remaining contractual life of options exercisable at $25.75 is 10 years. The compensation cost that has been charged against income for all stock-based compensation plans was $.1 million, $.5 million and $.5 million for 1997, 1996 and 1995, respectively.

NOTE K - INDUSTRY SEGMENTS
The Company and its consolidated subsidiaries operate within the property/casualty insurance industry in two identifiable segments: the insurance brokerage/agency segment and the insurance underwriting segment. The insurance brokerage/agency segment obtains property and casualty insurance coverage for its customers from the insurance underwriting segment and other non-affiliated insurance companies and provides other insurance-related services. The insurance underwriting segment provides multiple line property and casualty insurance coverage for its insureds, primarily for coverage of motor vehicle liability and physical damage and workers' compensation risks. The insurance brokerage/agency segment specializes exclusively in insurance for the trucking industry. The insurance underwriting segment's fleet trucking business is produced by the insurance brokerage/agency segment on a direct basis. Premiums from the private passenger automobile, small fleet trucking and small business workers' compensation markets are produced through an extensive network of independent agents. The insurance underwriting segment also serves as assuming reinsurer on numerous retrocessions from other reinsurers covering both individual property and liability risks and high limit catastrophe pools.

        39

Intersegment commissions, which are eliminated in the consolidated statements of income, are included in revenue and income for the insurance brokerage/agency segment.

                                                             Year Ended December 31
                                                          1997        1996         1995
                                                      ----------- -----------  -----------
REVENUE:
Insurance underwriting segment:
   Net premiums earned                                   $ 61,675    $ 58,743     $ 58,793
   Net investment income                                   17,245      17,505       18,418
   Net realized gains                                      16,530       6,112        5,646
   Other income                                               946         632          448
                                                        ---------   ---------    ---------
       REVENUE FROM INSURANCE UNDERWRITING SEGMENT         96,396      82,992       83,305

Insurance brokerage/agency segment:
   Commissions, service fees and other income               7,164       7,524        9,354
   Net investment income                                    6,198       4,077       37,743
   Net realized gains                                         808         748          564
                                                        ---------   ---------    ---------
   REVENUE FROM INSURANCE BROKERAGE/AGENCY SEGMENT         14,170      12,349       47,661

Eliminations:
   Intersegment commission                                 (6,456)     (6,852)      (8,638)
   Intersegment dividends                                  (5,000)     (2,002)     (36,000)
                                                        ---------   ---------    ---------
                                                         $ 99,110    $ 86,487     $ 86,328
                                                        =========   =========    =========

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE FEDERAL INCOME TAXES:
Insurance underwriting segment                           $ 36,030    $ 32,080     $ 28,095
Insurance brokerage/agency segment                           (407)       (889)       1,938
                                                        ---------   ---------    ---------
                                                         $ 35,623    $ 31,191     $ 30,033
                                                        =========   =========    =========


The brokerage/agency segment received essentially all of its commission income from the insurance underwriting segment in 1997, 1996 and 1995. Intersegment commission rates are generally comparable to the average commission rates paid by unaffiliated insurance companies. The insurance underwriting segment received approximately 59% of its direct premium revenue by providing insurance coverage to customers of the brokerage/agency segment (74% and 86%, respectively, in 1996 and 1995). Premiums charged by the insurance underwriting segment to customers of the brokerage/agency segment are comparable to premiums charged to other insureds for similar insurance coverages. Intersegment reimbursements for certain expenses (office space, equipment costs, salaries, etc.) are based upon actual usage and other predetermined allocation methods. Underwriting expenses of the insurance underwriting segment include approximately $10,562 in 1997, $8,303 in 1996 and $7,418 in 1995 representing allocations of general operating expenses from the brokerage/agency segment, which records these reimbursements as reductions in its operating expenses.

Net premium earned by the insurance underwriting segment is produced in all states and all Canadian provinces. The following products accounted for more than 10% of net premium earned by this segment for the years ended December 31, as follows:

                                           1997      1996      1995
                                          -------------------------
       Trucking and trucking related        55%       66%      76%
       Private passenger automobile         28        16        3
       Voluntary reinsurance assumed        16        16       20
       Other                                 1         2        1

        40

One customer of the insurance underwriting segment and the insurance brokerage/agency segment accounted for 29% and 42% of premiums written and intersegment commission income, respectively, in 1997. This same customer accounted for 30% and 38% of premiums written and intersegment commission income, respectively, in 1996 and 42% and 47%, respectively, in 1995.

Identifiable assets of the insurance underwriting segment and the insurance brokerage/agency segment give effect to allocations of property and equipment used by both segments. Capital expenditures and depreciation expense are not material.

                                                                  December 31
                                                          1997        1996         1995
                                                      -----------------------------------
IDENTIFIABLE ASSETS
   Insurance underwriting segment                       $ 502,560   $ 464,547   $ 449,679
   Insurance brokerage/agency segment                      62,979      71,624      73,995
   Eliminations                                            (8,524)     (9,711)    (11,449)
                                                        ---------   ---------   ---------
                                                        $ 557,015   $ 526,460   $ 512,225
                                                        =========   =========   =========

NOTE L - DISCONTINUED OPERATIONS
On November 9, 1996, Amli closed an agreement with UICI, a publicly traded financial services and insurance company, which resulted in UICI acquiring 100% of Amli's outstanding stock. The Company received 617,278 shares of UICI common stock in a non-monetary, tax-free exchange for its 38% stake in Amli. The Company accounted for its minority investment in Amli by the equity method. The book value of the Company's investment in Amli at the date of the exchange was $7.5 million.

On October 2, 1995, the Company sold its subsidiary, Hoosier, for $36.5 million. Included in the Company's insurance underwriting segment, Hoosier marketed general lines of insurance to individuals and small commercial customers in the state of Indiana.

NOTE M - EARNINGS PER SHARE
In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 redefined the computation of earnings per share and requires companies to report per share earnings on both basic (without dilution) and diluted bases. The effect of restatement of earnings per share for the years 1996 and 1995, resulting from the adoption of Statement No. 128, was not material.

The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                1997        1996         1995
                                           -------------------------------------
Average shares outstanding
   for basic earnings per share              13,776,881  14,183,922  14,756,784

Dilutive effect of options                      192,371     190,702     208,648
                                             ----------  ----------  ----------
Average shares outstanding
   for diluted earnings per share            13,969,252  14,374,624  14,965,432
                                             ==========  ==========  ==========

No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. Options to purchase 497,000 shares of common stock at $25.75 per share were issued in December, 1997 and were outstanding at December 31, 1997. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company's stock.

        41

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                        Results by Quarter
                                   -------------------------------------------------------------------------------------------
                                                        1997                                           1996
                                    --------------------------------------------   --------------------------------------------
                                       1ST        2ND        3RD         4TH          1st         2nd        3rd        4th
                                    --------------------------------------------   --------------------------------------------
Net premiums earned                   $13,322    $14,987    $16,633    $16,733       $15,294    $16,142     $13,971   $13,336
Net investment income                   4,611      4,664      4,534      4,633         4,986      4,877       4,832     4,885
Realized net gains on investments       5,444      3,887      4,493      3,514           579      3,105       1,775     1,401
Losses and loss expenses incurred       8,863      9,486     10,670     10,835         9,761     10,224       7,418     6,351

Income from continuing operations       6,573      6,239      6,227      5,407         4,270      6,245       5,609     5,210

Discontinued operations                     -          -          -          -           241         28         (19)      108

Net income                              6,573      6,239      6,227      5,407         4,511      6,273       5,590     5,318

Per share - diluted:
   Income from continuing operations   $  .47     $  .45     $  .45     $  .39        $  .29     $  .44      $  .39    $  .37
   Discontinued operations                  -          -          -          -           .02          -           -         -
   Net income                             .47        .45        .45        .39           .31        .44         .39       .37

        42

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                Served in
                                                                              Such Capacity
          Name              Age                     Title                         Since
-------------------------   ----     ------------------------------------     -------------
Gary W. Miller              57       Chairman, President and CEO                  1983 (1)
G. Patrick Corydon          49       Vice President and Treasurer                 1979
Joseph J. DeVito            46       Vice President                               1986
James W. Good               54       Vice President                               1980
James E. Kirschner          52       Vice President and Secretary                 1977 (2)

  (1)  Mr. Miller was elected Chairman and CEO of the Company in 1997.
  (2)  Mr. Kirschner was elected Secretary of the Company in 1985.

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

        43

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Auditors) are submitted in Item 8 of this report.

          Consolidated Balance Sheets - December 31, 1997 and 1996

          Consolidated Statements of Income and Retained Earnings -
               Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Changes in Equity Other Than Capital -
               Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995

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

        44

     3.   Listing of Exhibits:

    Number & Caption
 from Exhibit Table of
 Item 601 of Regulation
          S-K                             Exhibit Number and Description
------------------------      ------------------------------------------------
          (3)                 EXHIBIT 3(i)--
 (Articles of Incorpor-       Articles of Incorporation of Baldwin & Lyons, Inc.,
    ation & By Laws)          as amended (Incorporated as an exhibit by reference
                              to Exhibit 3(a) to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 1986)


                              EXHIBIT 3(ii)--
                              By-Laws of Baldwin & Lyons, Inc., as restated
                              (Incorporated as an exhibit by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997)


          (10)                EXHIBIT 10(a)--
  (Material Contracts)        1981 Employee Stock Purchase Plan (Incorporated
                              as an exhibit by reference to Exhibit A to the
                              Company's definitive Proxy Statement for its
                              Annual Meeting held May 5, 1981)


                              EXHIBIT 10(b)--
                              Baldwin & Lyons, Inc. Employee  Discounted Stock
                              Option Plan (Incorporated as an exhibit by reference to Appendix A to the Company's definitive Proxy Statement for its Annual
                              Meeting held May 2, 1989)


                              EXHIBIT 10(c)--
                              Baldwin & Lyons, Inc. Deferred Directors Fee
                              Option Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's
                              Annual Report on Form 10-K for the year ended December 31, 1989)


                              EXHIBIT 10(d)--
                              Baldwin & Lyons, Inc. Amended Employee Discounted
                              Stock Option Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 1992)

        45

    Number & Caption
 from Exhibit Table of
 Item 601 of Regulation
          S-K                             Exhibit Number and Description
------------------------      --------------------------------------------------
                              EXHIBIT 10(e)--
                              Stock Purchase Agreement by and among General
                              Casualty Company of Wisconsin, Baldwin & Lyons,
                              Inc. and Protective Insurance Company as of
                              August 8, 1996 (Incorporated as an exhibit by
                              reference to Exhibit 10(g) to the Company's Annual
                              Report on Form 10-K for the year ended December
                              31, 1996)

                              EXHIBIT 10(f)--
                              Baldwin & Lyons, Inc. Restated Employee Discounted
                              Stock Option Plan


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

        46

(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 1997.


(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted on pages 48 through 52 of this report.

        47

                          SCHEDULE I -- SUMMARY OF INVESTMENTS-
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                                    December 31, 1997


                           BALDWIN & LYONS, INC. & SUBSIDIARIES

----------------------------------------------------------------------------
             Column A                 Column B     Column C       Column D
----------------------------------------------------------------------------
                                  (DOLLARS IN THOUSANDS)
                                                                 Amount At
                                                                Which Shown
                                                     Fair      In The Balance
        Type of Investment              Cost        Value        Sheet (A)
----------------------------------  -----------  -----------   --------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                      $100,279     $100,679       $100,679
    Mortgage backed securities           40,548       40,934         40,934
    States, municipalities and
      political subdivisions             69,020       69,663         69,663
    Public utilities                      4,897        5,000          5,000
    All other corporate bonds            57,851       59,180         59,180
  Redeemable preferred stock                591          653            653
                                      ---------    ---------      ---------
          Total fixed maturities        273,186      276,109        276,109

Equity Securities:
  Common Stocks:
    Banks, trust and insurance
      companies                          27,504       73,903         73,903
    Industrial, miscellaneous
      and all other                      57,705       78,135         78,135
  Nonredeemable preferred stocks          6,496        6,576          6,576
                                      ---------    ---------      ---------
         Total equity securities         91,705      158,614        158,614

Short-term and Other:
  Certificates of deposit                 2,202        2,202          2,202
  All other short-term (B)               22,703       22,703         22,703
  Other long-term investments            15,356       15,700         15,700
                                      ---------    ---------      ---------
      Total short-term and other         40,261       40,605         40,605
                                      ---------    ---------      ---------

         Total investments             $405,152     $475,328       $475,328
                                      =========    =========      =========

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.
(B)  Money market instruments classified as cash equivalents.

        48

                                       SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                              BALDWIN & LYONS, INC. AND SUBSIDIARIES
                                                      (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
   Column A      Column B    Column C    Column D   Column E   Column F   Column G    Column H    Column I   Column J   Column K
----------------------------------------------------------------------------------------------------------------------------------
                              As of December 31,                                    Year Ended December 31,
                --------------------------------------------  -------------------------------------------------------------------
                             Reserves
                            for Unpaid               Other                           Benefits, Amortization
                 Deferred     Claims                 Policy                           Claims,   of Deferred
                  Policy    and Claim              Claims and    Net        Net      Losses and    Policy     Other       Net
               Acquisition  Adjustment   Unearned   Benefits   Premium   Investment  Settlement Acquisition Operating   Premiums
   Segment        Costs      Expenses    Premiums   Payable     Earned     Income     Expenses     Costs     Expenses   Written
--------------- ----------  ----------  ---------- ---------- ---------- ----------  ----------  ---------- ---------- ----------
(A)                (A)                   (A) (B)
Property/Casualty
 Insurance

    1997           $2,522    $197,195    $18,806        ---    $61,675    $18,442     $39,854     $6,486     $7,570     $69,575

    1996            1,425     196,939     10,835        ---     58,743     17,505      33,754      6,088      4,218      61,431

    1995              763     211,489      8,262        ---     58,793     18,418      38,754      3,792      4,027      63,065

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

        49

                            SCHEDULE IV -- REINSURANCE

                       BALDWIN & LYONS, INC. & SUBSIDIARIES

                              (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
       Column A           Column B   Column C   Column D   Column E    Column F
--------------------------------------------------------------------------------
                                                                         % of
                                      Ceded     Assumed                 Amount
                           Gross     to Other  from Other    Net      Assumed to
                           Amount   Companies  Companies    Amount       Net
                         ---------- ---------- ---------- ----------  ----------
Premiums Earned -
 Property/casualty
   insurance:

     Years Ended
     December 31:

        1997              $ 59,157   $  8,091   $ 10,609    $ 61,675     17.2

        1996                60,221     11,698     10,220      58,743     17.4

        1995                62,811     16,340     12,322      58,793     21.0

        50

                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                       BALDWIN & LYONS, INC. & SUBSIDIARIES

                              (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------
      Column A         Column B           Column C           Column D    Column E
-----------------------------------------------------------------------------------

                                         Additions
                                  -----------------------
                                      (1)         (2)
                                               Charged to
                      Balance at   Charged to    Other                   Balance
                      Beginning     Cost and   Accounts-   Deductions-  at End of
    Description       of Period     Expenses    Describe     Describe     Period
-------------------- -----------  ----------- -----------  ----------- -----------

Allowance for doubtful
 accounts:

  Years ended
  December 31:

        1997              $346        $413           $0      $363 (A)        $396

        1996               300         192            0       146 (A)         346

        1995               300         (1)            0        (1)(A)         300


(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.

        51

                                              SCHEDULE VI--SUPPLEMENTAL INFORMATION
                                        CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                               BALDWIN & LYONS, INC. & SUBSIDIARIES
                                                      (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
   Column A     Column B   Column C   Column D   Column E  Column F  Column G       Column H       Column I    Column J  Column K
-----------------------------------------------------------------------------------------------------------------------------------
                              As of December 31,                                    Year Ended December 31,
              --------------------------------------------  -----------------------------------------------------------------------
                                                                                Claims and Claim
                           Reserves                                           Adjustment Expenses Amortiza-
                          for Unpaid Discount,                                Incurred Related to  tion of
                Deferred    Claims     if any                                 -------------------  Deferred  Paid Claims
 AFFILIATION     Policy   and Claim   Deducted                         Net       (1)       (2)      Policy    and Claim     Net
     WITH       Acquisi-  Adjustment     in      Unearned   Earned  Investment Current    Prior  Acquisition  Adjustment  Premiums
  REGISTRANT   tion Costs  Expenses   Column C   Premiums  Premiums   Income     Year     Years     Costs      Expenses    Written
-------------- ---------- ---------- ---------- ---------- -------- ---------- -------- -------- ----------- ----------- ----------
                                         (A)                                                                      (B)
Consolidated
Property/
Casualty
Subsidiaries:
    1997         $2,522    $197,195    $5,431    $18,806     $61,675  $18,442   $47,692    ($7,838)    $6,486   $42,880    $69,575

    1996          1,425     196,939     4,694     10,835      58,743   17,505    45,999    (12,245)     6,088    40,716     61,431

    1995            763     211,489     8,096      8,262      58,793   18,418    44,238     (5,484)     3,792    52,765     63,065

(A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

(B) 1995 paid claims and claim adjustment expenses include $11,186 related to Hoosier representing all reserves for unpaid claims and claim adjustment expenses at December 31, 1994.

        52

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 25, 1998            By   /s/ Gary W. Miller
                               ------------------------------------
                               Gary W. Miller, Chairman
                               and CEO
                               (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 25, 1998            By   /s/ Gary W. Miller
                               ------------------------------------
                               Gary W. Miller, Chairman
                               and CEO; Director



March 25, 1998            By   /s/ G. Patrick Corydon
                               ------------------------------------
                               G. Patrick Corydon, Vice President -
                               Finance and Treasurer (Principal
                               Financial Officer and Principal
                               Accounting Officer)



March 25, 1998            By   /s/ Joseph DeVito
                               ------------------------------------
                               Joseph DeVito, Director and
                               Vice President



March 25, 1998            By   /s/ James Good
                               ------------------------------------
                               James Good, Director and
                               Vice President



March 25, 1998            By   /s/ Stuart D. Bilton              (*)
                               ------------------------------------
Stuart D. Bilton, Director



March 25, 1998            By   /s/ Otto N. Frenzel III           (*)
                               ------------------------------------
                               Otto N. Frenzel III, Director

        53

March 25, 1998            By   /s/ Gregory T. Mutz               (*)
                               ------------------------------------
                               Gregory T. Mutz, Director



March 25, 1998            By   /s/ John M. O'Mara                (*)
                               ------------------------------------
                               John M. O'Mara, Director



March 25, 1998            By   /s/ Thomas H. Patrick             (*)
                               ------------------------------------
                               Thomas H. Patrick, Director


March 25, 1998            By   /s/ Nathan Shapiro                (*)
                               ------------------------------------
Nathan Shapiro, Director


March 25, 1998            By   /s/ Norton Shapiro                (*)
                               ------------------------------------
Norton Shapiro, Director


March 25, 1998            By   /s/ L. Leslie Waters              (*)
                               ------------------------------------
L. Leslie Waters, Director



March 25, 1998            By   /s/ John D. Weil                  (*)
                               ------------------------------------
John D. Weil, Director



March 25, 1998            By   /s/ Robert Shapiro                (*)
                               ------------------------------------
Robert Shapiro, Director


March 25, 1998            By   /s/ John Pigott                   (*)
                               ------------------------------------
John Pigott, Director



(*) By Gary W. Miller, Attorney-in-Fact

        54

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 14(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 1997

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

        55

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 1997


                                INDEX TO EXHIBITS



                                           Begins on sequential page
     Exhibit No.                              number of Form 10-K
-----------------------------------------  --------------------------
EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                             N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated (Incorporated as an
exhibit by reference to Exhibit
3(ii) to the Company's Quarterly
Report on Form 10-Q for the quarterly
ended June 30, 1997)                                  N/A

EXHIBIT 10(a)--
1981 Employees Stock Purchase Plan
(Incorporated as an exhibit by
reference to Exhibit A to the
Company's definitive Proxy
Statement for its Annual Meeting
held May 5, 1981)                                     N/A

EXHIBIT 10(b)--
Baldwin & Lyons, Inc. Employee
Discounted Stock Option Plan
(Incorporated as an exhibit by reference
to Appendix A to the Company's definitive
Proxy Statement for its Annual Meeting
held May 2, 1989)                                     N/A

EXHIBIT 10(c)--
Baldwin & Lyons, Inc. Deferred Directors
Fee Option Plan (Incorporated  as an
exhibit by reference to Exhibit 10(f) to
the Company's Annual Report on Form 10-K
for the year ended December 31, 1989)                 N/A

        56

                          INDEX TO EXHIBITS (CONTINUED)



                                           Begins on sequential page
     Exhibit No.                               number of Form 10-K
-----------------------------------------  -------------------------
EXHIBIT 10(d)--
Baldwin & Lyons, Inc. Amended Employee
Discounted Stock Option Plan
(Incorporated as an exhibit by reference
to Exhibit 10(f) to he Company's Annual
Report on Form 10-K for the year ended
December 31, 1989)                                    N/A

EXHIBIT 10(e)--
Stock Purchase Agreement by and among
General Casualty Company of Wisconsin,
Baldwin & Lyons, Inc. and Protective
InsuranceCompany as of August 8, 1996
(Incorporated as an exhibit by reference
to Exhibit 10(g) to the Company's Annual
Report on Form 10-K for the year ended
December 31, 1996)                                    N/A

EXHIBIT 10(f)--
Baldwin & Lyons, Inc. Restated Employee
Discounted Stock Option Plan                         p. 58

EXHIBIT 11--
Computation of Per Share Earnings                    p. 62

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.                p. 63

EXHIBIT 23--
Consent of Ernst & Young LLP                         p. 64

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                               p. 65

        57