Form 10-Q
period 1998-03-31
BALDWIN & LYONS INC
filed 1998-05-12
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
             ______________________________________________________

      For Quarter Ended                          Commission file number
        March 31, 1998                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------       -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]       No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 1998:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,397,354
   Class B (nonvoting)                     11,346,520



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              March 31          December 31
                                                1998                1997
                                            -----------         -----------
ASSETS
Investments:
   Fixed maturities                           $ 263,777           $ 276,109
   Equity securities                            170,493             158,614
   Short-term and other                          17,941              17,902
                                            -----------         -----------
                                                452,211             452,625
Cash and cash equivalents                        31,897              23,402
Accounts receivable                              24,666              21,454
Reinsurance recoverable                          46,429              47,276
Other assets                                     14,794              12,258
                                            -----------         -----------
                                              $ 569,997           $ 557,015
                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 197,106           $ 197,195
Reserves for unearned premiums                   23,930              18,806
Accounts payable and accrued expenses            29,170              29,662
Deferred federal income taxes                    18,236              16,249
Current federal income taxes                      2,042               1,140
                                            -----------         -----------
                                                270,484             263,052

Shareholders' equity:
Common stock-no par value                           731                 730
Additional paid-in capital                       41,360              41,361
Unrealized net gains on investments              47,951              45,614
Retained earnings                               209,471             206,258
                                                299,513             293,963
                                            -----------         -----------
                                              $ 569,997           $ 557,015
                                            ===========         ===========

Number of common and common
   equivalent shares outstanding             13,844,736          13,844,743
Book value per outstanding share                 $21.63              $21.23


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                                        March 31
                                            -------------------------------
                                                1998                1997
                                            -----------         -----------
REVENUES
Net premiums earned                            $ 16,985            $ 13,322
Net investment income                             4,623               4,611
Realized net gains on investments                 2,339               5,444
Commissions and other income                        315                 378
                                            -----------         -----------
                                                 24,262              23,755
EXPENSES
Losses and loss expenses incurred                10,722               8,863
Other operating expenses                          6,794               5,202
                                            -----------         -----------
                                                 17,516              14,065
                                            -----------         -----------
      INCOME BEFORE FEDERAL INCOME TAXES          6,746               9,690
Federal income taxes                              2,030               3,117
                                            -----------         -----------
                              NET INCOME       $  4,716            $  6,573
                                            ===========         ===========

PER SHARE DATA - BASIC AND DILUTED:
Income before realized net gains               $    .23            $    .22
Realized net gains on investments                   .11                 .25
                                            -----------         -----------
                              NET INCOME       $    .34            $    .47
                                            ===========         ===========

DIVIDENDS                                      $    .10            $    .10
                                            ===========         ===========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic        13,695,735          13,866,971
   Dilutive effect of options outstanding       178,129             189,336
                                            -----------         -----------
   Average shares outstanding - diluted      13,873,864          14,056,307
                                            ===========         ===========


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. ANDSUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

                                                    Three Months Ended
                                                         March 31
                                              -----------------------------
                                                  1998              1997
                                              -----------       -----------
Net cash provided by operating activities      $   5,843         $   3,555
Investing activities:
   Purchases of long-term investments            (40,253)          (61,770)
   Proceeds from sales or maturities
      of long-term investments                    44,807            75,603
   Net sales (purchases) of
      short-term investments                          (7)            2,011
   Other investing activities                       (319)             (715)
                                              -----------       -----------
Net cash provided by investing activities          4,228            15,129
Financing activities:
   Dividends paid to shareholders                 (1,370)           (1,386)
   Cost of treasury stock                           (213)           (2,246)
   Proceeds from sales of common stock                 7                 1
                                              -----------       -----------
Net cash used in financing activities             (1,576)           (3,631)
                                              -----------       -----------
   Increase in cash and cash equivalents           8,495            15,053
Cash and cash equivalents
   at beginning of period                         23,402            12,117
                                              -----------       -----------
Cash and cash equivalents at end of period     $  31,897         $  27,170
                                              ===========       ===========


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Certain prior year balances have been reclassified to conform to the current period presentation.

(3) The effective federal income tax rate is less than the statutory rate for all periods presented due primarily to tax-exempt investment income.

(4) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                                      Quarter Ending
                                                         March 31
                                              -----------------------------
                                                  1998              1997
                                              -----------       -----------
Net premiums earned                             $  2,304          $  1,955
Losses and loss expenses                             130            (2,915)
Other operating expenses                            (243)             (209)


(5)   Total realized and unrealized income for the quarter ended March 31,  1998 was  $7,097 and compares to a net realized and unrealized loss of $5,849 for the quarter ended March 31, 1997.

(6)  If the Company had adopted Financial Accounting Standards Board Statement
No. 123, Accounting for Stock-Based Compensation, net income for the 1998 quarter would have been approximately $254 lower ($.02 per share).


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the three months ended March 31, 1998, positive cash flow from operations totaled $5.8 million, an increase from $3.6 million generated during the first quarter of 1997. Increased cash flows from premiums from the Company's new products were partially offset by increases in losses and operating expenses paid. Recent cash flows have, at times, lagged behind those of earlier periods because of declining premium volume in retrospectively rated workers' compensation and large fleet trucking liability businesses. Management expects direct premium revenues from trucking insurance products to remain level during 1998. Management also expects overall insurance revenues to increase due to continued growth in the Company's private passenger automobile program.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 3 years at March 31, 1998.

The Company's assets at March 31, 1998 included $33.9 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty.  In addition, fixed maturity investments totaling $71.2 million will mature within the twelve month period
following March 31, 1998.   The Company believes that these liquid investments
are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $299.5 million at March 31, 1998 and includes $281.0 million representing GAAP shareholder's equity of insurance subsidiaries, of which $39.5 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $216.1 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $52.3 million at March 31, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------
            COMPARISONS OF FIRST QUARTER, 1998 TO FIRST QUARTER, 1997
            ---------------------------------------------------------

Net premiums earned during the first quarter of 1998 increased $3.7 million as compared to the same period of 1997. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program. Premium earned from this program totaled $6.3 million for the quarter, an increase of $3.0 million (93%) from the prior year. Premiums earned for this program have increased each quarter since its inception in 1995.
The remaining increase is attributable to a $.3 million increase in voluntary assumptions from property catastrophe pools and growth in the Company's small fleet trucking and small business workers' compensation programs. Premiums from the Company's fleet trucking products were level with the prior year.

Net investment income during the first quarter of 1998 was level with the first quarter of 1997. Overall pre-tax and after tax yields were consistent with the first quarter of 1997.

The first quarter 1998 net realized gain of $2.3 million consists of net gains on equity securities and short-term investments of $2.0 million and $.3 million, respectively.

Losses and loss expenses incurred during the first quarter of 1998 increased
$1.9 million from that experienced during the first quarter of 1997. The increase is due primarily to the continued growth from the Company's private passenger automobile business.
Loss and loss expense ratios for the comparative first quarters were as follows:


                                           1998        1997
                                         -------     -------
     Large and medium fleet trucking       46.9%       68.4%
     Voluntary reinsurance assumed         67.3        45.5
     Private passenger automobile          84.1        74.2
     Small fleet trucking                  70.6        57.5
     All lines                             63.1        66.5


The lower loss ratio for fleet trucking results from favorable current year claims activity and savings recognized on the settlement of prior year claims.
Voluntary reinsurance assumed loss ratios were increased by higher than expected losses from a single non-catastrophe treaty. Increased loss ratios for the other lines were unusually high due to unfavorable weather conditions.

Other operating expenses for the first quarter of 1998 increased $1.6 million from the first quarter of 1997. The consolidated expense ratio of the Company's insurance subsidiaries was 34.1% for the first quarter of 1998 compared to 31.5% for the first quarter of 1997. The increase in the consolidated expense ratio reflects the effect of promotional and system development costs associated with the Company's new product lines which, for GAAP purposes, can not be deferred and amortized over the life of policies written. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) increased to 31.0% during the first quarter of 1998 compared to 28.4% for the 1997 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 1998 was 30.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $1.9 million
(28%) during 1998 compared with the 1997 first quarter.


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



                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------    -------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings


Item 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 1998.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date    May 12, 1998           By  /s/ Gary W. Miller
     ------------------           --------------------------------
                                  Gary W. Miller, Chairman and CEO



Date    May 12, 1998           By  /s/ G. Patrick Corydon
     ------------------           --------------------------------
                                   G. Patrick Corydon,
                                   Vice President - Finance
                                   (Principal Financial and
                                    Accounting Officer)




                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 1998



                                INDEX TO EXHIBITS




                                              Begins on sequential
                                               page number of Form
             Exhibit Number                            10-Q
           -----------------                  ---------------------

               EXHIBIT 11                 Filed herewith electronically
   Computation of per share earnings

               EXHIBIT 27
        Financial Data Schedule           Filed herewith electronically



                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                    Three Months Ended
                                                         March 31
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
BASIC:
   Average number of shares
      outstanding                               13,695,735        13,866,971
                                              ============      ============

   Net Income                                  $ 4,716,081       $ 6,572,869
                                              ============      ============

   Per share amount                                $   .34           $   .47
                                              ============      ============


DILUTED:
   Average number of shares
      outstanding                               13,695,735        13,866,971
   Dilutive stock options--based on
      treasury stock method using
      average market price                         178,129           189,336
                                              ------------      ------------

      Totals                                    13,873,864        14,056,307
                                              ============      ============

      Net Income                               $ 4,716,081       $ 6,572,869
                                              ============      ============

      Per share amount                             $   .34           $   .47
                                              ============      ============