Form 10-Q
period 1998-06-30
BALDWIN & LYONS INC
filed 1998-08-14
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                   -------------------------------------------

      For Quarter Ended                          Commission file number
        June 30, 1998                                    0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No_[_  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1998:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,394,854
   Class B (nonvoting)                     11,346,520


Index to Exhibits located on page 13.



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              June 30           December 31
                                                1998                1997
                                            -----------         -----------
ASSETS
Investments:
   Fixed maturities                           $ 266,174          $ 276,109
   Equity securities                            168,245            158,614
   Short-term and other                          17,807             17,902
                                            -----------         -----------
                                                452,226            452,625
Cash and cash equivalents                        23,426             23,402
Accounts receivable                              28,262             21,454
Reinsurance recoverable                          46,507             47,276
Other assets                                     14,059             12,258
                                            -----------         -----------
                                              $ 564,480          $ 557,015
                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 195,122          $ 197,195
Reserves for unearned premiums                   27,535             18,806
Accounts payable and accrued expenses            30,014             29,662
Deferred federal income taxes                    14,254             16,249
Current federal income taxes                      1,353              1,140
                                            -----------         -----------
                                                268,278            263,052
Shareholders' equity:
   Common stock-no par value                        733                730
   Additional paid-in capital                    41,416             41,361
   Unrealized net gains on investments           40,538             45,614
   Retained earnings                            213,515            206,258
                                            -----------         -----------
                                                296,202            293,963
                                            -----------         -----------
                                              $ 564,480          $ 557,015
                                            ===========         ===========

Number of common and common
   equivalent shares outstanding                 13,850             13,845

Book value per outstanding share                 $21.39             $21.23

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                            --------------------------    --------------------------
                                                1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
REVENUES
Net premiums earned                            $ 18,855       $ 14,987       $ 35,840      $ 28,309
Net investment income                             4,612          4,664          9,235         9,275
Realized net gains on investments                 2,285          3,887          4,624         9,331
Commissions and other income                        454            441            769           819
                                            -----------    -----------    -----------    -----------
                                                 26,206         23,979         50,468        47,734
EXPENSES
Losses and loss expenses incurred                10,810          9,486         21,532        18,349
Other operating expenses                          7,304          5,421         14,098        10,623
                                            -----------    -----------    -----------    -----------
                                                 18,114         14,907         35,630        28,972
                                            -----------    -----------    -----------    -----------
       INCOME BEFORE FEDERAL INCOME TAXES         8,092          9,072         14,838        18,762
Federal income taxes                              2,471          2,833          4,501         5,950
                                            -----------    -----------    -----------    -----------
                               NET INCOME      $  5,621       $  6,239       $ 10,337      $ 12,812
                                            ===========    ===========    ===========    ===========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains           $    .30       $    .26       $    .53      $    .48
    Realized net gains on investments               .11            .18            .22           .43
                                            -----------    -----------    -----------    -----------
                               NET INCOME      $    .41       $    .44       $    .75      $    .91
                                            ===========    ===========    ===========    ===========

DIVIDENDS                                      $    .10       $    .10       $    .20      $    .20
                                            ===========    ===========    ===========    ===========
RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic            13,737         13,822         13,716        13,844
   Dilutive effect of options outstanding           137            190            159           190
                                            -----------    -----------    -----------    -----------
   Average shares outstanding - diluted          13,874         14,012         13,875        14,034
                                            ===========    ===========    ===========   ===========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                         Six Months Ended
                                                             June 30
                                                    --------------------------
                                                       1998           1997
                                                   -----------    -----------
Net cash provided by operating activities            $   8,208     $   6,863
Investing activities:
   Purchases of long-term investments                  (97,539)     (113,595)
   Proceeds from sales or maturities
       of long-term investments                         93,181       127,556
   Net sales (purchases) of
      short-term investments                               (2)           629
   Other investing activities                            (839)        (1,060)
                                                   -----------    -----------
Net cash provided by investing activities              (5,199)        13,530
Financing activities:
   Dividends paid to shareholders                      (2,744)        (2,768)
   Cost of treasury stock                                (280)        (3,088)
   Proceeds from sales of common stock                     39              1
                                                   -----------    -----------
Net cash used in financing activities                  (2,985)        (5,855)
                                                   -----------    -----------
   Increase in cash and cash equivalents                   24         14,537
Cash and cash equivalents
   at beginning of period                              23,402         12,117
                                                   -----------    -----------
   Cash and cash equivalents at end of period       $  23,426      $  26,655
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

(2) Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve inherent risks and uncertainties. Readers are encouraged to review the Company's annual report for its full statement regarding forward-looking information.

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                    1998         1997
                                 ----------   ----------
Quarter ended June 30:
   Net premiums earned             $ 2,468     $ 1,914
   Losses and loss expenses            382       5,269
   Other operating expenses           (528)       (120)

Six months ended June 30:
   Net premiums earned               4,772       3,869
   Losses and loss expenses            511       2,353
   Other operating expenses           (770)       (329)

(4) The net realized and unrealized loss for the quarter ended June 30, 1998 was $1,938 and compares to total realized and unrealized income of $15,621 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, total realized and unrealized income was $5,159 and compares to total realized and unrealized income of $9,772 for the six months ended June 30, 1997.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and six months ended June 30, 1998 would have been approximately $255 and $509 lower, respectively ($.02 per share and $.04 per share, respectively).


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the six months ended June 30, 1998, positive cash flow from operations totaled $8.2 million, an increase from $6.9 million generated during the first half of 1997. The increased cash flows are associated with increased premium volume from the Company's new products, primarily private passenger automobile coverages. Management expects direct premium revenues from trucking insurance products to remain level during the remainder of 1998; however, overall gross insurance revenues are expected to increase due to continued growth in the Company's private passenger automobile program. New reinsurance arrangements, effective June 1, 1998, will result in significant reductions in net premiums earned on the Company's fleet trucking products starting with the third quarter. Management anticipates that losses and underwriting expenses will also be reduced significantly as the result of these new arrangements.


For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 3 years at June 30, 1998.

The Company's assets at June 30, 1998 included $26.9 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $76.3 million will mature within the twelve month period
following June 30, 1998.   The Company believes that these liquid investments
are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $296.2 million at June 30, 1998 and includes $278.9 million representing GAAP shareholder's equity of insurance subsidiaries, of which $39.4 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $213.7 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. Management believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $42.0 million at June 30, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 1998 TO SECOND QUARTER, 1997
           -----------------------------------------------------------

Net premiums earned increased $3.9 million during the second quarter of 1998 as compared to the same period of 1997. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program, premiums from which totaled $8.1 million for the quarter, an increase of $4.1 million (103%) from the prior year. Premiums earned for this program have increased each quarter since its inception in 1995. Declines in premium earned from the Company's fleet trucking products and voluntary assumptions from property catastrophe pools of $.2 million and $.3 million, respectively, were largely offset by growth in the Company's small fleet trucking and small business workers' compensation programs.

Net investment income during the second quarter of 1998 was level with the second quarter of 1997. Overall pre-tax and after tax yields were consistent with the second quarter of 1997.

The second quarter 1998 net realized gain of $2.3 million consists of net gains on equity securities of $2.6 million and net losses of $.3 million on other securities.

Losses and loss expenses incurred during the second quarter of 1998 increased $1.3 million from that experienced during the second quarter of 1997. The increase is due primarily to the continued growth from the Company's private passenger automobile business. Loss and loss expense ratios for the comparative second quarters were as follows:

                                           1998      1997
                                         --------  --------
     Large and medium fleet trucking       65.6%     52.5%
     Voluntary reinsurance assumed          6.1      79.8
     Private passenger automobile          70.0      76.5
     Small fleet trucking                  45.7      35.4
     All lines                             57.3      63.3

Approximately 5.5 points of the 1998 loss ratio for fleet trucking results from less favorable development on 1997 and prior claims with the remainder coming from current year accidents. Voluntary reinsurance assumed loss ratios were lower as the result of favorable experience on all inforce treaties. In addition, the 1997 quarter included $1.0 million in adverse development on losses from a former wholly-owned subsidiary under a reinsurance treaty which is no longer inforce. The fluctuations in the loss ratios for the other lines are not considered unusual.

Other operating expenses for the second quarter of 1998 increased $1.9 million from the second quarter of 1997. The consolidated expense ratio of the Company's insurance subsidiaries was 34.1% for the second quarter of 1998 compared to 32.2% for the second quarter of 1997. The increase in the consolidated expense ratio reflects the effect of promotional and system development costs associated with the Company's new product lines which, for GAAP purposes, can not be deferred and amortized over the life of policies written. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 30.5% during the second quarter of 1998 compared to 27.0% for the 1997 second quarter.

The effective federal tax rate for consolidated operations for the second quarter of 1998 was 30.5% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally lower realized capital gains, net income decreased $.6 million (9.9%) during the second quarter of 1998 as compared with the 1997 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 1998 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------

Net premiums earned increased $7.5 million (25.8%) during the first six months of 1998 as compared to the same period of 1997. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program. Premium earned from this program totaled $14.3 million for the year to date, an increase of $7.1 million (98%) from the prior year period. The Company also experienced modest growth in its small fleet trucking and small business workers' compensation programs while premiums from the Company's fleet trucking products and voluntary reinsurance assumed were level with 1997.

Net investment income during the first half of 1998 was level with the 1997 period. Overall pre-tax and after tax yields were consistent with 1997 yields.

The net realized gain on investments of $4.6 million for the first six months of 1998 consists nearly entirely of net gains on equity securities.

Losses and loss expenses incurred during the first six months of 1998 increased $3.2 million from the first six months of 1997 for the same reasons provided for the quarterly comparison above. Loss and loss expense ratios for the comparative six month periods were as follows:

                                           1998      1997
                                         --------  --------
     Fleet trucking                        56.5%     60.1%
     Voluntary reinsurance assumed         40.0      62.9
     Private passenger automobile          76.2      75.5
     Small fleet trucking                  56.4      46.0
     All lines                             60.1      64.8

Other operating expenses increased $3.5 million (32.7%) during the first six months of 1998 compared to the same period of 1997. The consolidated expense ratio of the Company's insurance subsidiaries was 34.1% for 1998 compared to 31.8% for 1997 for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 30.8% for 1998 compared to 27.7% for 1997.

The effective federal tax rate for consolidated operations for the first six months of 1998 was 30.3% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of lower realized capital gains, net income for the first six months of 1998 was $10.3 million, down 19.3% from the comparable 1997 period.


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


                                    YEAR 2000
                                    ---------

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

The Company is in communication with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate Year 2000 system deficiencies. It is believed that the Company's total Year 2000 project costs will not be significantly impacted by third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems. The Company has determined it has no significant exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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

With regard to computer hardware and other non-information technology systems, the Company continuously reviews these areas and maintains, as nearly as possible, the most current hardware available. Again, this effort has been necessitated more as a result of the rapid growth of the Company's new products rather than Year 2000 concerns. As such, management does not anticipate potential problems with hardware and other non-information technology systems to be significant.

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


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------    ------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 1998.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date August 13, 1998          By /s/ Gary W. Miller
     --------------------        --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date August 13, 1998          By /s/ G. Patrick Corydon
     --------------------        --------------------------------
                                 G. Patrick Corydon,
                                 Vice President - Finance
                                 (Principal Financial and
                                 Accounting Officer)





                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 1998



                                INDEX TO EXHIBITS




                                         Begins on sequential
                                          page number of Form
           Exhibit Number                         10-Q
 ---------------------------------    ----------------------------

             EXHIBIT 11 File herewith electronically Computation of per share earnings

             EXHIBIT 27               File herewith electronically
      Financial Data Schedule




                                  BALDWIN & LYONS, INC.

                                  FORM 10-Q, EXHIBIT 11

                            COMPUTATION OF EARNINGS PER SHARE

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                           ---------------------------   ---------------------------
                                                1998           1997           1998           1997
                                            ------------   ------------   ------------   ------------

BASIC:
   Average number of shares
      outstanding                            13,736,511     13,821,503     13,716,236     13,844,111
                                            ============   ============   ============   ============

Net Income                                  $ 5,621,301    $ 6,238,679    $10,337,382    $12,811,548
                                            ============   ============   ============   ============

      Per share amount                          $   .41        $   .44        $   .75        $   .91



DILUTED:
   Average number of shares
      outstanding                            13,736,511     13,821,503     13,716,236     13,844,111

   Dilutive stock options--based on
      treasury stock method using
      average market price                      137,177        190,053        158,527        190,204
                                            ------------   ------------   ------------   ------------

      Totals                                 13,873,688     14,011,556     13,874,763     14,034,315
                                            ============   ============   ============   ============

      Net Income                            $ 5,621,301    $ 6,238,679    $10,337,382    $12,811,548
                                            ============   ============   ============   ============

      Per share amount                          $   .41        $   .44        $   .75        $   .91
                                            ============   ============   ============   ============