Form 10-Q
period 1998-09-30
BALDWIN & LYONS INC
filed 1998-11-12
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
                                    ---------

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   -------------------------------------------


      For Quarter Ended                          Commission file number
      September 30, 1998                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]  [ No ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1998:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,389,854
   Class B (nonvoting)                     11,323,496




                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            SEPTEMBER 30        December 31
                                                1998                1997
                                            ------------        -----------
ASSETS
Investments:
   Fixed maturities                           $ 244,630          $ 276,109
   Equity securities                            134,562            158,614
   Short-term and other                          19,890             17,902
                                             -----------        -----------
                                                399,082            452,625
Cash and cash equivalents                        40,053             23,402
Accounts receivable                              23,170             21,454
Reinsurance recoverable                          48,113             47,276
Other assets                                     14,935             12,258
                                             -----------        -----------
                                              $ 525,353          $ 557,015
                                             ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 191,499          $ 197,195
Reserves for unearned premiums                   24,091             18,806
Accounts payable and accrued expenses            30,701             29,662
Deferred federal income taxes                     2,701             16,249
Current federal income taxes                         35              1,140
                                             -----------        -----------
                                                249,027            263,052
Shareholders' equity:
   Common stock-no par value                        733                730
   Additional paid-in capital                    41,445             41,361
   Unrealized net gains on investments           17,474             45,614
   Retained earnings                            216,674            206,258
                                             -----------        -----------
                                                276,326            293,963
                                             -----------        -----------
                                              $ 525,353          $ 557,015
                                             ===========        ===========

Number of common and common
    equivalent shares outstanding                13,846             13,845
Book value per outstanding share                 $19.96             $21.23

See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30                  SEPTEMBER 30
                                            --------------------------    --------------------------
                                                1998           1997           1998           1997
                                            -----------    -----------    -----------    -----------
REVENUES
Net premiums earned                           $ 17,293       $ 16,633       $ 53,133       $ 44,942
Net investment income                            4,754          4,534         13,989         13,809
Realized net gains on investments                  917          4,493          5,541         13,824
Commissions and other income                       509            480          1,278          1,299
                                            -----------    -----------    -----------    -----------
                                                23,473         26,140         73,941         73,874
EXPENSES
Losses and loss expenses incurred               10,521         10,670         32,053         29,019
Other operating expenses                         6,087          6,394         20,185         17,017
                                            -----------    -----------    -----------    -----------
                                                16,608         17,064         52,238         46,036
                                            -----------    -----------    -----------    -----------
       INCOME BEFORE FEDERAL INCOME TAXES        6,865          9,076         21,703         27,838
Federal income taxes                             2,000          2,849          6,501          8,799
                                            -----------    -----------    -----------    -----------
                               NET INCOME    $   4,865      $   6,227       $ 15,202      $  19,039
                                            ===========    ===========    ===========    ===========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains         $     .31      $     .24       $    .84      $     .72
    Realized net gains on investments              .04            .21            .26            .64
                                            -----------    -----------    -----------    -----------
                               NET INCOME    $     .35      $     .45       $   1.10      $    1.36
                                            ===========    ===========    ===========    ===========

    Dividends                                $     .10      $     .10       $    .30      $     .30

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic           13,740         13,733         13,724         13,807
   Dilutive effect of options outstanding          130            191            150            190
                                            -----------    -----------    -----------    -----------
   Average shares outstanding - diluted         13,870         13,924         13,874         13,997
                                            ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                   --------------------------
                                                       1998           1997
                                                   -----------    -----------
Net cash provided by operating activities           $   9,346      $   3,527
Investing activities:
   Purchases of long-term investments                (136,854)      (191,325)
   Proceeds from sales or maturities
       of long-term investments                       153,305        199,401
   Net sales (purchases) of
       short-term investments                          (2,903)         3,710
   Other investing activities                          (1,719)        (1,306)
                                                   -----------    -----------
Net cash provided by investing activities              11,829         10,480
Financing activities:
   Dividends paid to shareholders                      (4,118)        (4,139)
   Cost of treasury stock                                (446)        (5,116)
   Proceeds from sales of common stock                     40              1
                                                   -----------    -----------
Net cash used in financing activities                  (4,524)        (9,254)
                                                   -----------    -----------
   Increase in cash and cash equivalents               16,651          4,753
Cash and cash equivalents at
   beginning of period                                 23,402         12,117
                                                   -----------    -----------
   Cash and cash equivalents at end of period       $  40,053      $  16,870
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

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                        1998           1997
                                    -----------    -----------
Quarter ended September 30:
   Net premiums earned                 $ 3,501      $  2,563
   Losses and loss expenses              2,315         4,809
   Other operating expenses             (1,093)         (236)

Nine months ended September 30:
   Net premiums earned                   8,273         6,432
   Losses and loss expenses              2,826         7,162
   Other operating expenses             (1,863)         (565)

(4) The net realized and unrealized loss for the quarter ended September 30, 1998 was $18,373 and compares to total realized and unrealized income of $13,121 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the net realized and unrealized loss was $13,214 and compares to total realized and unrealized income of $22,892 for the nine months ended September 30, 1997.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and nine months ended September 30, 1998 would have been approximately $254 and $763 lower, respectively ($.02 per share and $.06 per share, respectively).


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the nine months ended September 30, 1998, positive cash flow from operations totaled $9.3 million, an increase from $3.5 million generated during the first nine months of 1997. The increased cash flows are associated with premium volume from the Company's new products, primarily private passenger automobile coverages. Management expects direct premium revenues from trucking insurance products to remain level during the remainder of 1998; however, overall gross insurance revenues are expected to increase due to continued growth in the Company's private passenger automobile program. New reinsurance arrangements, effective June 1, 1998, have resulted in significant reductions in net premiums earned on the Company's fleet trucking products during the third quarter. Management anticipates that losses and underwriting expenses will also be reduced significantly as the result of these new arrangements.


For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at September 30, 1998.

The Company's assets at September 30, 1998 included $40.1 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $51.2 million will mature within the twelve month period
following September 30, 1998.   The Company believes that these liquid
investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $276.3 million at September 30, 1998 and includes $254.6 million representing GAAP shareholder's equity of insurance subsidiaries, of which $35.7 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $192.4 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. Management believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $34.5 million at September 30, 1998.

The decrease in shareholders' equity from December 31, 1997 included a decrease in unrealized appreciation on investments of $28.1 million. Approximately one-half of the decrease in unrealized gains from December 31, 1997 is due to a significant decline in the value of a single equity position with the balance reflecting the effect of a general equities market decline during the third quarter.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 1998 TO THIRD QUARTER, 1997
            ---------------------------------------------------------

Net premiums earned increased $.7 million during the third quarter of 1998 as compared to the same period of 1997. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program, premiums from which totaled $8.1 million for the quarter, an increase of $3.4 million (72%) from the prior year. Premiums earned for this program have increased each quarter since its inception in 1995. The increase in private passenger automobile premium was largely offset by decreases in premium earned from the Company's fleet trucking products and voluntary assumptions from property catastrophe pools of $2.2 million and $.6 million, respectively. Lower net premiums on trucking products resulted from new treaty reinsurance arrangements effective June 1, 1998, whereby the Company retains less risk exposure than under previous treaties. Direct premiums from trucking products were essentially flat with the prior year.

Net investment income during the third quarter of 1998 was 5% higher than the third quarter of 1997. Overall pre-tax and after tax yields were consistent with the third quarter of 1997.

The third quarter 1998 net realized gain of $.9 million consists of net gains on equity securities and fixed maturities investments of $1.0 million and $.1 million, respectively, and net losses of $.2 million on other securities.

Losses and loss expenses incurred during the third quarter of 1998 were level with the third quarter of 1997. Increased losses and loss expenses incurred for the private passenger automobile and small fleet trucking programs were offset by decreases in losses and loss expenses for the fleet trucking and voluntary reinsurance assumed programs. Fleet trucking losses are lower for the quarter due primarily to the new reinsurance agreements. Losses from voluntary assumptions are lower due to decreased participation in certain catastrophe pools. Loss and loss expense ratios for the comparative third quarters were as follows:

                                           1998        1997
                                         --------   --------
     Large and medium fleet trucking       55.9%       67.2%
     Voluntary reinsurance assumed         56.4        57.1
     Private passenger automobile          60.3        66.5
     Small fleet trucking                 100.2        69.6
     All lines                             60.8        64.2

Other operating expenses for the third quarter of 1998 decreased $.3 million from the third quarter of 1997. The consolidated expense ratio of the Company's insurance subsidiaries was 28.3% for the third quarter of 1998 compared to 34.5% for the third quarter of 1997. The decrease in the consolidated expense ratio reflects the effect of ceding commission income generated from new reinsurance treaties effective in June of this year. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 27.0% during the third quarter of 1998 compared to 29.5% for the 1997 third quarter.

The effective federal tax rate for consolidated operations for the third quarter of 1998 was 29.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally lower realized capital gains, net income decreased $1.4 million (21.9%) during the third quarter of 1998 as compared with the 1997 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                      -------------------------------------

Net premiums earned increased $8.2 million (18.2%) during the first nine months of 1998 as compared to the same period of 1997. The increased premium volume is primarily attributable to the continued growth of the Company's private passenger automobile program. Premium earned from this program totaled $22.4 million for the year to date, an increase of $10.5 million (88%) from the prior year period. Premiums from the Company's small fleet trucking and small business workers' compensation programs also increased marginally. These increases were partially offset by decreases in premiums from the Company's fleet trucking products and voluntary reinsurance assumed of $2.4 million and $.6 million, respectively. Fleet trucking premiums were lower due to new reinsurance treaties effective June 1, 1998 whereby the Company's risk exposure has been significantly reduced.

Net investment income during the 1998 period was level with the 1997 period. Overall pre-tax and after tax yields were also consistent with 1997 yields.

The net realized gain on investments of $5.6 million for the first nine months of 1998 consists nearly entirely of net gains on equity securities.

Losses and loss expenses incurred during the first nine months of 1998 increased $3.0 million from the 1997 period due primarily to the growth in the private passenger automobile program. Loss and loss expense ratios for the comparative nine month periods were as follows:

                                           1998        1997
                                         --------   --------
     Fleet trucking                        56.3%       62.6%
     Voluntary reinsurance assumed         44.7        60.9
     Private passenger automobile          70.4        71.9
     Small fleet trucking                  74.1        54.3
     All lines                             60.3        64.6

Other operating expenses increased $3.2 million (18.6%) during the first nine months of 1998 compared to the same period of 1997. The consolidated expense ratio of the Company's insurance subsidiaries was 32.2% for 1998 compared to 32.8% for 1997. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 29.5% for 1998 compared to 28.3% for 1997.

The effective federal tax rate for consolidated operations for the first nine months of 1998 was 30.0% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of lower realized capital gains, net income for the first nine months of 1998 was $15.2 million, down 20.2% from the comparable 1997 period.


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

The Company will utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased software, for Year 2000 compliance. Any internally developed software that is deemed unworthy of Year 2000 conversion will be replaced with new internally developed or purchased software that is Year 2000 compliant. Any currently owned purchased software for which Year 2000 upgrades are unavailable will also be replaced with purchased software that is Year 2000 compliant. The Company anticipates completing the Year 2000 project by the first quarter of 1999. The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software much of which would have been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position.

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



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
--------------------------------        -------------------------
(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 1998.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date November 12, 1998     By /s/ Gary W. Miller
     ------------------       --------------------------------
                              Gary W. Miller, Chairman and CEO






Date November 12, 1998     By /s/ G. Patrick Corydon
     ------------------       --------------------------------
                              G. Patrick Corydon,
                              Vice President - Finance
                              (Principal Financial and
                              Accounting Officer)




                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 1998



                                INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
           Exhibit Number                            10-Q
 ---------------------------------      -----------------------------

             EXHIBIT 11 File herewith electronically Computation of per share earnings

             EXHIBIT 27                  File herewith electronically
      Financial Data Schedule





                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30                  SEPTEMBER 30
                                           ---------------------------   ---------------------------
                                                1998           1997           1998           1997
                                           ------------   ------------   ------------   ------------
BASIC:
   Average number of shares
      outstanding                           13,740,369     13,732,625     13,724,368     13,806,541
                                           ============   ============   ============   ============

      Net Income                            $4,864,509     $6,227,896    $15,201,891    $19,039,444
                                           ============   ============   ============   ============
      Per share amount                         $   .35        $   .45       $   1.10       $   1.36
                                           ============   ============   ============   ============

DILUTED:
   Average number of shares
      outstanding                           13,740,369     13,732,625     13,724,368     13,806,541
   Dilutive stock options--based on
      treasury stock method using
      average market price                     130,172        190,843        149,986        190,305
                                           ------------   ------------   ------------   ------------

      Totals                                13,870,541     13,923,468     13,874,354     13,996,846
                                           ============   ============   ============   ============
      Net Income                            $4,864,509     $6,227,896    $15,201,891    $19,039,444
                                           ============   ============   ============   ============
      Per share amount                         $   .35        $   .45       $   1.10       $   1.36
                                           ============   ============   ============   ============