Form 10-K
period 1998-12-31
BALDWIN & LYONS INC
filed 1999-03-29
CIK 9346

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended                 Commission file number  0-5534
December 31, 1998

                             BALDWIN & LYONS, INC.
            (Exact name of registrant as specified in its charter)

                INDIANA                                35-0160330
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA46204
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of March 15, 1999, based on the closing trade prices on that date, was approximately $88,366,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 1999:

     Common Stock, No Par Value:
       Class A  (voting)           2,382,654  shares
       Class B  (nonvoting)       11,153,996  shares

The Index to Exhibits is located on pages 52 and 53.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 4, 1999 are incorporated by reference into Part III.

        1

PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 27 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

The Company sold its interest in Amli Realty Company, Inc. ("Amli"), a real estate development company, during 1996. No gain or loss was recognized on the Amli sale which was treated as a non-monetary, tax-free exchange. The operations of Amli prior to the sale are reported as discontinued operations in 1996.

The Insurance Subsidiaries serve various specialty markets as follows:

FLEET TRUCKING INSURANCE

Protective provides coverage for larger customers in the motor carrier industry which retain substantial amounts of self-insurance as well as for medium-sized trucking companies on a first dollar or small deductible basis. These trucking products are marketed by the B&L agency organization directly to trucking clients without broker or agent intermediaries. The principal types of insurance marketed by Protective are:

     - Casualty insurance including motor vehicle liability, physical damage and other liability insurance.
     -    Workers' compensation insurance.
     -    Specialized accident (medical and indemnity) insurance.
     -    Fidelity and surety bonds.
     -    Inland Marine consisting principally of cargo insurance.
     - "Captive" insurance company products, which are provided through BLI in Bermuda.

The B&L agency force also performs a variety of additional services, primarily for Protective's insureds, such as risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist in monitoring accident data. Extensive claims services are also provided, primarily to clients with self-insurance programs.

VOLUNTARY ASSUMPTION REINSURANCE

Protective accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that any one catastrophic event would not have a material affect on the Company's financial position. However, a series of major events covering several geographic regions within a short period of time could result in significant losses to the Company.

PRIVATE PASSENGER AUTOMOBILE INSURANCE

Sagamore markets private passenger automobile liability and physical damage coverages to nonstandard insureds through a network of independent agents in a number of midwestern states.

        2

SMALL FLEET TRUCKING INSURANCE

Sagamore writes commercial automobile liability, physical damage and cargo insurance for truck owner-operators with ten or fewer power units. These products are marketed through independent agents in the majority of the states in which Sagamore is licensed.

SMALL BUSINESS WORKERS' COMPENSATION

During 1997, Sagamore began marketing worker's compensation insurance to selected small businesses in the state of Missouri. Sagamore plans to expand this product line into Indiana and other states in 1999 but premium volume is expected to remain modest. This product is marketed through independent agents.

Approximately 44% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 1998 was attributable to business placed with Protective by B & L. The remaining 56% consists primarily of business written by Sagamore within its private passenger automobile, small fleet and small business workers' compensation programs, originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to certain non-affiliated insurers under excess of loss and quota-share treaties and by facultative placements. Reinsurance is ceded to spread the risk of loss
among several reinsurers.   In addition to voluntary reinsurance, described
above, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

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

Reserves for incurred, but not reported, claims are determined on the basis of actuarial calculations using historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition, frequency and severity of claims must be projected. The average severity of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 1998 have been reduced by approximately $5.3 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.1 million higher for the year ended December 31, 1998.

The maximum amount for which the Company insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. After giving effect to treaty reinsurance arrangements that have been in place since June 1, 1998, only a maximum of $100,000 of an insured loss for a single occurrence is retained by the Company. In some cases, the amount retained by the Company can be zero. Prior to June 1, 1998, the first $1 million of insured loss for a single occurrence was retained by the Company under treaty arrangements although this exposure was routinely reduced through the use of facultative reinsurance. The Company has reinsured exposure in excess of its applicable retention with several companies.

        3

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate
limits have been exceeded as of December 31, 1998.   Prior to the restructuring
of the Company's reinsurance treaties relating to trucking risks, effective June 1, 1998, reinsurance treaty arrangements had remained relatively constant since 1986. Prior to September 1, 1986, the Company's maximum exposure on a $10 million loss relating to its trucking insurance business ranged from $250,000 to approximately $2 million. The higher exposures were retained during periods when reasonably priced reinsurance was not available. Very few losses incurred during these periods, with the exception of environmental liability losses, remain unsettled at December 31, 1998.

With respect to Sagamore's private passenger automobile, small fleet trucking and workers' compensation business, the Company's maximum net exposure for a single occurrence was $100,000 during 1998. Effective January 15, 1999, Sagamore's retention under the workers' compensation product has been reduced to $50,000 for a single occurrence.

The following table sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 1998, 1997 and 1996. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 7 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 1998.

                               RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                                                 EXPENSES (GAAP BASIS)

                                                               Year Ended December 31,
                                                          1998           1997           1996
                                                       ----------     ----------     ----------
                                                                    (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    Beginning of the year                               $151,493       $154,537       $161,458

  Provision for losses and LAE:
    Continuing operations:
      Claims occurring during the current year            53,278         47,692         45,999
      Claims occurring during prior years                (10,741)        (7,838)       (12,245)
                                                        --------       --------       --------
                                                          42,537         39,854         33,754
  Losses and LAE payments:
    Continuing operations:
      Claims occurring during the current year            24,947         15,946         12,891
      Claims occurring during prior years                 25,088         26,934         27,825
                                                        --------       --------       --------
                                                          50,035         42,880         40,716

  Change in unpaid portion of uncollectible
    Amounts due from reinsurers                              (44)           (18)            41
                                                        --------       --------       --------
  Liability for losses and LAE at end of year            143,951        151,493        154,537

Reinsurance recoverable on unpaid losses
  at end of the year                                      50,481         45,702         42,402
                                                        --------       --------       --------
Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year           $194,432       $197,195       $196,939
                                                        ========       ========       ========

        4

The above reconciliation shows a $10.7 million (7.1%) savings in the liability for losses and LAE recorded at December 31, 1997 and compares to a one-year savings recognized in 1997 of $7.8 million. The net savings is reflected in 1998 underwriting income. All major coverage groups produced redundancies during each of the years 1998, 1997 and 1996. A more detailed discussion of reserve savings experienced in recent years is presented below.

The differences between the liability for losses and LAE reported in the accompanying 1998 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:


                                                                                  (IN THOUSANDS)
 Liability reported on a SAP basis - net of reinsurance recoverable                     $144,975

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                    50,481
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                                      240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers           436

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                             (1,700)
                                                                                        --------

  Liability reported on a GAAP basis                                                    $194,432
                                                                                        ========


Loss reserves ceded attributable to insolvent reinsurers are treated as a separate liability for SAP purposes but are classified as an addition to loss reserves in the GAAP consolidated balance sheets. This classification was used for GAAP since the uncollectible amounts are, in effect, a reversal of reinsurance credits taken against gross loss and LAE reserves. Losses incurred, however, do not include charges for uncollectible reinsurance, nor do the tables on pages 4 and 7, since the inability to recover these amounts from insolvent reinsurers is considered to be a credit loss and is not associated with the Company's reserving process. Accordingly, loss and LAE developments would be distorted if amounts related to insolvent reinsurance were included.

The table on page 7 presents the development of GAAP balance sheet liabilities for each year-end 1988 through 1998, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1988 liability has developed a $22.9 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 4.

Historically, the Company's loss developments have been generally favorable. Reserve developments for all year-ends 1986 through 1997 have produced redundancies as of December 31, 1998. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by

        5
several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have had a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during much of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature. Recent developments, including raising of speed limits in many states and the lack of availability of qualified drivers, may reverse some of the trends noted during the past ten years.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 1998 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 4 and 7, suggest that the Company's insured selection process and the overall effect of improved safety programs and other positive influences on claim frequency and severity have more than offset the negative factors anticipated when reserves were established. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 7 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1998, the Company had paid $118.7 million of losses and LAE that had been incurred, but not paid, as of December 31, 1988; thus an estimated $36.6 million in losses incurred through 1988 remain unpaid as of the current financial statement date ($155.3 million incurred less $118.7 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1991, but incurred in 1988, will be included in the cumulative development amount for year-ends 1988, 1989, and 1990. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 1998 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. Accordingly, the Company revised the environmental exclusion in its policies in 1986 in an attempt to prevent the courts from mandating unintended coverages. During 1995 and 1996, the Company recorded adverse development of $7.6 million and $2.4 million, respectively, on such claims. Development during 1997 was minor but an additional $1.1 million was recorded during 1998. Incurred losses to date include a reserve for incurred but not reported losses and loss expenses of $5.0 million.

        6

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS

(DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31   1988      1989      1990      1991      1992      1993      1994      1995      1996      1997      1998
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
    of Reinsurance
    Recoverables  *    $178,179  $186,517  $190,351  $198,790  $188,189  $175,395  $175,012  $161,001  $154,039  $151,013  $143,515

Liability Reestimated
  as of:
    One Year Later       173,990  175,998   178,706   185,452   174,269   152,146   169,528   148,756   146,201   140,272
    Two Years Later      161,331  162,434   164,977   171,069   153,548   147,577   159,000   140,811   135,125
    Three Years Later    154,851  161,143   157,802   155,977   156,271   144,526   153,833   130,540
    Four Years Later     154,075  155,059   149,946   160,477   155,104   142,178   148,390
    Five Years Later     149,672  151,138   155,601   159,804   153,528   137,876
    Six Years Later      147,993  157,020   155,666   158,972   150,531
    Seven Years Later    154,164  158,430   155,038   157,976
    Eight Years Later    155,365  157,644   154,453
    Nine Years Later     154,773  157,970
    Ten Years Later      155,269

Cumulative Redundancy   $ 22,910 $ 28,547  $ 35,898  $ 40,814  $ 37,658  $ 37,519  $ 26,622  $ 30,461  $ 18,914  $ 10,741

Cumulative Amount of
  Liability Paid
    Through:
    One Year Later      $ 41,889 $ 41,873  $ 40,939  $ 41,958  $ 38,511  $ 30,297  $ 45,005  $ 27,825  $ 26,934  $ 25,088
    Two Years Later       67,990   69,330    63,689    68,706    59,494    58,969    67,219    43,016    43,280
    Three Years Later     84,940   81,291    81,746    83,413    82,122    71,375    76,248    55,515
    Four Years Later      93,651   95,857    92,313    98,331    91,794    77,702    85,096
    Five Years Later      98,666  103,035   103,190   104,915    96,617    82,792
    Six Years Later      104,425  111,017   107,579   109,174   100,299
    Seven Years Later    111,788  114,005   110,282   112,487
    Eight Years Later    114,500  116,357   113,080
    Nine Years Later     116,260  118,960
    Ten Years Later      118,702

* Amounts shown for 1988 through 1998 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $2,258, $2,215, $818, $597, $611, $554, $542, $457, $498, $480 and $436,
   respectively.


        7

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

MARKETING

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance on a group basis to independent contractors under contract to a fleet sponsor. Since 1989, the market for Protective's products has grown increasingly competitive (see comments under "Competition" following).

During the latter part of 1992, in the aftermath of Hurricane Andrew, property catastrophe reinsurance, which protects insurance companies from such disasters, became difficult to obtain and prices increased. In light of the favorable markets, Protective has accepted retrocessions for catastrophe exposures from certain reinsurers on terms that are considered to be very favorable. While Protective will continue to participate in this market, as the result of the recent merger of certain reinsurers and less favorable pricing in the market, Protective's participation in current pools will likely decrease during 1999.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard insureds. This program is currently being marketed in Indiana and a half dozen other midwestern states with expansion into additional states during 1999 anticipated. Market acceptance to date has been favorable and approximately $33.9 million of premium was written in this line during 1998.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (small operators with one to ten power units). This program was limited to a small geographic area composed of Midwestern states through the end of 1997. However, significant geographic expansion began during 1998 and will continue in 1999. Approximately $5.3 million of premium was written in this program during 1998, an increase of almost 70%.

During the first quarter of 1997, Sagamore began marketing a small business workers' compensation product in Missouri. To date, growth in this product has been slow with premium written during 1998 of $.9 million. Limited expansion plans, including the state of Indiana, are planned for 1999.

        8

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

At December 31, 1998 the financial statement value of the Company's investment portfolio was $457 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                    December 31
                                                  1998         1997
                                               ----------   ----------
     U.S. Government obligations                   17.6%       24.8%
     Common stocks                                 21.8        21.0
     Municipal bonds                               16.4        17.0
     Corporate and other bonds                     23.5        15.7
     Mortgage-backed securities                     8.8        10.0
     Short-term and other investments              10.4         9.9
     Preferred stocks                               1.5         1.6
                                                --------    --------
                                                  100.0%      100.0%
                                                ========    ========

The Company's concentration of invested assets in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in maturities in the portfolio during 1998.

   MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)

                                                  1998         1997
                                                --------    ---------
     Less than one year                            23.9%       34.8%
     1 to 5 years                                  50.2        41.3
     5 to 10 years                                 17.2        16.9
     More than 10 years                             8.7         7.0
                                                --------     --------
                                                 100.0%       100.0%
                                                ========     ========
     Average life of portfolio
     (years)                                       4.6          3.6
                                                ========     ========

Approximately $27.8 million of the fixed maturity portfolio (6.1% of total invested assets) consists of bonds rated as less than investment grade at December 31, 1998. The unrealized net loss on the fixed maturity portfolio was $3.9 million at December 31, 1998, before income taxes, and compares to a $2.9 million unrealized gain at December 31, 1997.

Equity securities comprise 32% of the financial statement value of the consolidated investment portfolio at December 31, 1998, essentially unchanged from the prior year-end. The unrealized gains on the equity

        9
security portfolio decreased $14.2 million to $52.7 million at December 31, 1998. Approximately 80% of the decline in market value during 1998 relates to the Company's largest single equity holding, UICI. Even considering the decline in market value of UICI during the year, the market value of this security was approximately $12.6 million in excess of the Company's cost basis at December 31, 1998.

A comparison of consolidated investment yields is as follows:

                                                  1998         1997
                                                 -------------------
     Before federal tax:
       Investment income                           5.0%         5.0%
       Investment income plus realized
          investment gains                         5.7          9.3

     After federal tax:
       Investment income                           3.6          3.5
       Investment income plus realized
          investment gains                         4.0          6.4


EMPLOYEES

As of March 1, 1999, the Company had 293 employees, 286 of whom are engaged partially or primarily in the business of the Company's Insurance Subsidiaries. The increase in employees from 243 at March 1, 1998 is due primarily to the expansion in Sagamore's private passenger automobile and small fleet trucking products.

COMPETITION

The insurance brokerage and agency business is highly competitive. B & L competes with a large number of insurance brokerage and agency firms and individual brokers and agents throughout the country, many of which are considerably larger than B & L. B & L also competes with insurance companies which write insurance directly with their customers.

Insurance underwriting is also highly competitive. The Insurance Subsidiaries compete with other stock and mutual companies and inter-insurance exchanges (reciprocals). There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by the Insurance Subsidiaries. Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have greater financial resources than the Company. In many cases, competitors are willing to provide coverage for rates lower than those charged by the Insurance Subsidiaries.
Many potential clients self-insure workers' compensation and other risks for which the Company offers coverage, and some concerns have organized "captive" insurance companies as subsidiaries through which they insure their own operations. Some states have workers' compensation funds that preclude private companies from writing this business in those states. Federal law also authorizes the creation of "Risk Retention Groups" which may write insurance coverages similar to those offered by the Company.


ITEM 101(B), (C)(1)(I) AND (VII), AND (D) OF REGULATION S-K:

Reference is made to Note J to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.

        10

ITEM 2.  PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana in the Landmark
Building. This building is located approximately one mile from downtown Indianapolis. The lease covers approximately 67,000 square feet and expires in August, 2003, with an option to renew for an additional ten years. The Company's entire operations, with the exception of Baldwin & Lyons, California, are conducted from these leased facilities.

The Company owns a small building and the adjacent real estate approximately two miles from its main office. This building contains approximately 3,300 square feet of usable space, and is used primarily as storage facilities and as a contingent back up and disaster recovery site for computer operations.

Baldwin & Lyons, California leases approximately 2,700 square feet of office space in a suburb of Los Angeles, California. The lease expires in August, 2001 with a three-year renewal option. All West Coast operations are conducted from these facilities.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

        11

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The Nasdaq Stock Marketr under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 1998, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 1998 and 1997, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                                              CASH
                                    CLASS A                   CLASS B             DIVIDENDS
                               HIGH         LOW           HIGH        LOW          DECLARED
                            ----------   ----------    ----------  ----------     ----------
Year ended December 31:
1998:
FOURTH QUARTER               $23  1/2      $20           $25         $18  1/2        $.10
THIRD QUARTER                 24  1/4       16  1/8       24          20  5/8         .10
SECOND QUARTER                24            21            24          21  1/4         .10
FIRST QUARTER                 25  1/8       19 15/16      24 15/16    19 11/16        .10

1997:
Fourth Quarter                28  3/4       19  1/4       28  3/4     20  3/8        $.10
Third Quarter                 23  1/2       19  1/4       21  3/4     18  1/2         .10
Second Quarter                21  1/2       17  1/2       22  5/8     17  3/8         .10
First Quarter                 18  3/8       17            19          17  3/8         .10


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note H to the consolidated financial statements.

        12

Item 6.  SELECTED FINANCIAL DATA

                                                                Year Ended December 31
                                             ------------------------------------------------------------
                                                1998        1997         1996        1995         1994
                                             ----------  ----------   ----------  ----------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net premiums written                          $ 71,943    $ 69,575     $ 61,431     $ 63,065    $ 61,503

Net premiums earned                             68,862      61,675       58,743       58,793      61,187

Net investment income                          19,060       18,442       19,580       20,161      14,734

Realized net gains on investments               2,855       17,338        6,860        6,210         538

Losses and loss expenses incurred              42,537       39,854        33,754      38,754      32,910

Income from continuing operations              16,895       24,446        21,334      20,594      20,505

Net income                                     16,895       24,446        21,692      29,360      20,791

Earnings per share -- net income (1)             1.22         1.75          1.51        1.96        1.37

Cash dividends per share                          .40          .40           .36         .30         .33

Investment portfolio (3)                      456,735      475,328       454,791     424,833     386,646

Total assets                                  544,369      557,015       526,460     512,225     503,899

Shareholders' equity                          288,592      293,963       273,122     247,008     205,933

Book value per share (1)                        20.91        21.23         19.46       16.78       13.66

Underwriting ratios (2):

   Losses and loss expenses                     61.8%        64.6%         57.5%       65.9%       53.8%

   Underwriting expenses                        32.0%        33.3%         29.2%       28.0%       27.6%

   Combined                                     93.8%        97.9%         86.7%       93.9%       81.4%

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

        13

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

For several years, the Company's investment philosophy has emphasized the purchase of short-term instruments with maximum quality and liquidity. As interest rates have remained relatively low and yield curves have been essentially flat in recent years, the Company has not committed funds to longer term fixed maturity investments. Recently, however, the Company has extended into slightly longer maturity investments in an effort to increase the yield on its portfolio. As a result, the average life of the Company's bond and short-term investment portfolio was 4.6 years compared to 3.6 years for 1997. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners that are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 1998 included $26.9 million in short-term investments which are readily convertible to cash without market penalty and an additional $43.3 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions continue to produce inadequate rates and the Company chooses to further reduce volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 1998 were approximately 23% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Due primarily to a $15.3 million decline in unrealized net gains on investments, shareholders' equity decreased to $288.6 million at December 31, 1998, from $294.0 million at December 31, 1997. The change in shareholders' equity also included $1.3 million in treasury share purchases and $5.5 million of dividends to shareholders. Book value per common share outstanding decreased 2% to $20.91 at December 31, 1998 from $21.23 per share at December 31, 1997.

        14

As more fully discussed in Note H to the consolidated financial statements, at December 31, 1998, $67.6 million, or 23.4% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $19.2 million at December 31, 1998.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997
Direct premiums written for 1998 totaled $77.9 million, an increase of $11.9 million (17.9%) from 1997. This increase is primarily attributable to an increase in nonstandard private passenger automobile business of $10.3 million (43.6%) from 1997. Direct premium writings from small trucking fleet risks and fleet trucking's "work accident" program also increased by $2.2 million and $2.0 million, respectively. The new small business workers' compensation
program also generated $.5 million in new premium during 1998.   These
increases were partially offset by decreases in the remainder of the Company's trucking-related products. Market conditions for the Company's large and medium fleet trucking products continued to be competitive during 1998, resulting in further downward pressure on pricing. In addition, favorable claims development from expired retrospectively rated workers' compensation policies reduced direct premium by $1.0 million in 1998.

Premium writings from reinsurance assumed decreased by $4.8 million (40.7%) to $6.9 million during 1998. $3.9 million of this decrease is due to the Company not renewing it's participation in an excess facultative program due to unfavorable experience. Premiums assumed from voluntary property catastrophe retrocession pools were also lower during 1998 as the result of reductions in the Company's shares in these pools during 1998, as well as decreases in gross pool revenues.

Premium writings ceded to reinsurers increased $4.5 million (55.1%) during 1998 to $12.7 million. The percentage of premiums ceded to direct premiums written increased to 16.3% for 1998 from 12.4% for 1997, as the Company entered into new reinsurance agreements for its fleet trucking products, effective June 1, 1998, whereby it ceded more premiums and retained less risk. Reinsurance retentions were also decreased for the Company's small fleet trucking products with no material impact on premium ceded.

After giving effect to changes in unearned premiums, net premiums earned increased 11.7% to $68.9 million for 1998 from $61.7 for 1997. Net premiums earned from all trucking-related insurance products, including small fleet trucking, decreased by $3.9 million (11.5%). Premiums earned from voluntary reinsurance assumed decreased by $1.6 million. The above decreases were offset by a $12.9 million increase (74.9%) in nonstandard private passenger automobile premium during 1998.

Net investment income increased by $.6 million (3.3%) during 1998 due to higher average invested assets while overall pre-tax yields were relatively unchanged. The average pre-tax yield on invested assets was 5.0% for both 1998 and 1997 while the after-tax yield for 1998 was 3.6% compared to 3.5% for 1997. Investment expenses, which are netted directly against income, were relatively unchanged in 1998 and were 5.8% of gross investment income compared to 6.2% for 1997.

Realized net capital gains were $2.8 million in 1998 compared to $17.3 million for 1997. The current year net gain consisted of gains on equity securities and fixed maturities of $2.9 million and $.2 million, respectively,

        15
and losses on other investments of $.3 million. The lower realized net capital gains during 1998 reflect the realization of losses on several under-performing issues that were sold during the year.

Losses and loss expenses incurred during 1998 increased $2.7 million (6.7%) to $42.5 million. The 1998 consolidated loss and loss expense ratio was 61.8% compared to 64.6% for 1997. Losses and loss expenses incurred for 1998 included adverse development on environmental liability claims of $1.1 million relating to policies written in the 1970's. The Company has established provisions for incurred but not reported environmental losses at December 31, 1998 that are believed to be sufficient to cover all anticipated exposure. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratio for 1998 was 60.2%. The decrease in the loss and loss expense ratio is principally attributable to an increase in the savings realized on the closing of prior year claims during 1998 as compared to 1997. These savings related predominantly to the Company's trucking and trucking-related business. Because of the high limits provided by the Company to its insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of comfort in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that the favorable loss development may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience.

Other operating expenses for 1998, before credits for allowances from reinsurers, increased $5.1 million (21.0%) to $29.5 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, were essentially unchanged from 1997 levels despite a net 26% increase in the number of employees during the year, attributable to the expansion of the Company's new products. Salary expense for 1998 was reduced as the result of lower accruals for equity appreciation rights which represent a broad-based employee incentive program which is tied to changes in the Company's book value. Direct commission expense increased $1.9 million (32.2%) as the result of increases in premiums from Sagamore's personal automobile, small fleet and small business workers' compensation products. These increases were partially offset by the decrease in voluntary reinsurance assumed from catastrophe pools. Allowances from reinsurers increased $2.4 million (325.3%) resulting from new reinsurance agreements entered into in 1998 which provide ceding commissions to Protective on its fleet trucking business. Previous reinsurance treaties covering Protective's fleet trucking business carried no ceding commission.
The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 32.0% during 1998 compared to 33.3% for 1997. Including the agency operations, which absorbed a portion of the development costs for the Company's new products, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 29.4% for 1998 compared with 28.9% for 1997. Expenses for 1998 and 1997 include expenditures for Year 2000 (Y2K) compliance, as discussed more thoroughly elsewhere in this discussion. While it is not possible to precisely isolate Y2K expenditures from those for ongoing development of current product lines, management believes that amounts spent during 1998 for Y2K related issues were higher than expenditures during 1997.

The effective federal tax rate for consolidated operations for 1998 was 28.7%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income from consolidated operations for 1998 was $16.9 million compared to $24.4 million for 1997. Diluted earnings per share decreased to $1.22 in 1998 from $1.75 in 1997 due primarily to the decrease in realized gains on investments. Diluted earnings per share from operations before realized gains on investments was $1.09 in 1998 compared to $.94 in 1997.

        16

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

Net investment income decreased by $1.1 million (5.8%) during 1997 due to across-the-board declines in the pre-tax yields on invested assets. The average pre-tax yield on invested assets for 1997 was 5.0% compared to 5.3% for 1996 while the after-tax yield for 1997 was 3.5% compared to 3.7% for 1996. Investment expenses, which are netted directly against income, were relatively unchanged from 1997 and were 6.2% of gross investment income compared to 5.6% for 1996.

Realized net capital gains were $17.3 million in 1997 compared to $6.9 million for 1996. The current year net gain consisted of gains on equity securities and fixed maturities of $18.2 million and $.1 million, respectively, and losses on other investments of $1.0 million.

Losses and loss expenses incurred during 1997 increased $6.1 million (18.1%) to $39.9 million. The 1997 consolidated loss and loss expense ratio was 64.6% compared to 57.5% for 1996. Losses and loss expenses incurred for 1996 included adverse development on environmental liability claims of $2.4 million relating to policies written in the 1970's. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratio for 1996 was 53.4%. The increase in the loss and loss expense ratio is principally attributable to a decline in the savings realized on the closing of prior year claims during 1997 as compared to 1996. These savings related predominantly to the Company's trucking and trucking-related business. See comments in the foregoing discussion of operations for 1998 compared to 1997 regarding the development of prior year reserves.

        17

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

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $10.2 million and $16.2 million were recorded at December 31, 1998 and 1997, respectively. The net deferred tax liability at December 31, 1998 included $5.9 million in special tax deposits covered under
Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $6.2 million in special tax deposits at December 31, 1997. Adjusted for the special deposits, a net deferred tax liability of $16.1 million was recorded at December 31, 1998 compared to a net deferred tax liability of $22.4 million at December 31, 1997. The decrease in deferred federal taxes payable is primarily attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions

        18
for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $5.9 million have been paid in connection with this election.

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

IMPACT OF THE YEAR 2000

NOTE: ANTICIPATED COSTS OF THE COMPANY'S YEAR 2000 PROJECT, AS PROVIDED IN THE FOLLOWING DISCUSSION, ARE BASED ON MANAGEMENT'S ESTIMATES OF ULTIMATE TOTAL COSTS AND PERCENTAGES OF COMPLETION WITH RESPECT TO EACH PHASE OF THE PROJECT. THESE ANTICIPATED COSTS HAVE NOT BEEN AUDITED BY OUR INDEPENDENT AUDITORS.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive features may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The insurance industry is especially aware of the Year 2000 concern given that the majority of its products and services are time and date sensitive (e.g., policy effective periods and loss occurrence dates).

The Company has been in the process of developing software for its new and rapidly expanding products since 1995. All internally developed new product software is Year 2000 compliant, with minor exceptions, and currently handles approximately 90% of the Company's processed transactions. The Company is also engaged in an ongoing analysis of its remaining systems to determine the nature and extent of existing deficiencies and the appropriate corrective solutions. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a significant impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed is assessment of all mission critical systems and continues to evaluate the needs to repair or replace non mission critical systems. The

        19
completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly with respect to policy and claim processing, billing, general ledger and cash receipts and disbursements systems. To date, the Company's general ledger system and the portions of the remaining systems that handle approximately 90% of the Company's transactions are fully Year 2000 ready.

The Company has communicated with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate Year 2000 system deficiencies. Currently, there is no known third party Year 2000 deficiency believed to pose a serious threat to the Company's ability to conduct business. It is believed that the Company's total Year 2000 project costs will not be significantly impacted by third party Year 2000 Issues based on presently available information.
However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems. The Company has determined it has no significant exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will continue to utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased software, for Year 2000 compliance. Any internally developed software that is deemed unworthy of Year 2000 conversion will be replaced with new internally developed or purchased software that is Year 2000 compliant.
Any currently owned purchased software for which Year 2000 upgrades are unavailable will also be replaced with purchased software that is Year 2000 compliant. The Company anticipates completing the Year 2000 project by June 30, 1999. The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software and would have largely been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position. The costs associated with the Year 2000 project can be categorized into three basic areas:
     1) Internal resources, mainly programming and technical personnel, used to correct internally developed software. The estimated total cost of this area is anticipated to be approximately $2.5 million with 20% of this amount relating to future costs.
     2) Replacement or upgrade of purchased software. The estimated total cost of this area is anticipated to be approximately $1.0 million with 25% of this amount relating to future costs.
     3) Upgrading equipment. Most of the hardware replacements and upgrades to date have not been due to the Year 2000 Issue. More than 80% of the Company's network equipment has been replaced over the last eighteen months and all mainframe hardware is less than three years old. Future hardware costs should not exceed $.3 million.

Management believes it has an effective program in place to resolve all Year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the unlikely event that the Company does not complete all additional phases of this project, the Company may be unable to process policy and claim transactions on certain of its less transaction-volume-intensive products. Currently, the Company has no contingency plans in place in the event this occurs. However, the Company will evaluate the status of completion of its Year 2000 project by June 30, 1999 and determine whether such a contingency plan is necessary.

The costs of the project and the date on which the Company believes it will complete its Year 2000 effort are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ

        20
materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

MARKET RISK

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, foreign currency translation and equities market prices. All of the Company's invested assets are classified as available for sale and are listed as such in the enclosed consolidated financial statements in
Note B.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 1998 was $148.1 million or approximately 32% of invested assets, including money market instruments classified as cash. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, are the most important feature.

The Company's fixed maturity portfolio totaled $268.3 million at December 31, 1998 and is heavily weighted toward U. S. government and government agency obligations and state and municipal debt securities. Over 74% of this portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 4.6 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

The Company's exposure to foreign currency risk is not material.

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

OTHER ITEMS

SEGMENTS
During 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Statement No. 131 requires companies to use a

        21

"management approach" in disclosing information about its industry segments.
In compliance with the new standard, the Company has defined its reportable industry segments to be 1) Fleet trucking 2) Non-standard private passenger automobile and 3) Voluntary reinsurance assumed. The Company also offers products for small trucking fleets and workers' compensation to small business. However, premiums generated by these products are not material for purposes of Statement No. 131 and they are included in the "all other" category in Note J to the consolidated financial statements. The Company has restated all prior year data included in Note J in accordance with Statement No. 131.

        22

                          ANNUAL REPORT ON FORM 10-K





              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                         YEAR ENDED DECEMBER 31, 1998

                             BALDWIN & LYONS, INC.

                             INDIANAPOLIS, INDIANA















        23

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and retained earnings, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 26, 1999

        24

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                          December 31
                                                                   -------------------------
                                                                      1998           1997
                                                                   ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                $ 268,309     $ 276,109
    Equity securities                                                 148,060       158,614
    Short-term and other                                               22,448        17,902
                                                                    ---------     ---------
                                                                      438,817       452,625

Cash and cash equivalents                                              16,955        23,402
Accounts receivable                                                    20,056        21,454
Accrued investment income                                               4,068         4,046
Reinsurance recoverable                                                52,753        47,276
Deferred policy acquisition costs                                       3,245         2,522
Current federal income taxes                                              757             -
Property and equipment--less accumulated depreciation
    (1998, $3.972; 1997, $5,097)                                        6,253         4,167
Other assets                                                            1,465         1,523
                                                                    ---------     ---------
                                                                    $ 544,369     $ 557,015
                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                        $ 194,432     $ 197,195
    Unearned premiums                                                  22,208        18,806
                                                                    ---------     ---------
                                                                      216,640       216,001

Reinsurance payable                                                    11,522         8,428
Accounts payable and other liabilities                                 17,430        21,234
Deferred federal income taxes                                          10,185        16,249
Current federal income taxes                                                -         1,140
                                                                    ---------     ---------
                                                                      255,777       263,052
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 1998, 2,388,454 shares;
           1997, 2,397,354 shares                                         127           128
       Class B -- authorized 20,000,000 shares;
           outstanding -- 1998, 11,302,496 shares;
           1997, 11,292,445 shares                                        603           602
    Additional paid-in capital                                         41,328        41,361
    Unrealized net gains on investments                                30,311        45,614
    Retained earnings                                                 216,223       206,258
                                                                    ---------     ---------
                                                                      288,592       293,963
                                                                    ---------     ---------
                                                                    $ 544,369     $ 557,015
                                                                    =========     =========

See notes to consolidated financial statements.

        25

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                               Year Ended December 31
                                                                    --------------------------------------------
                                                                         1998           1997           1996
                                                                    ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                $  68,862      $  61,675      $  58,743
    Net investment income                                                 19,060         18,442         19,580
    Realized net gains on investments                                      2,855         17,338          6,860
    Commissions, service fees and other income                             1,806          1,655          1,304
                                                                       ---------      ---------      ---------
                                                                          92,583         99,110         86,487

EXPENSES:
    Losses and loss expenses incurred                                     42,537         39,854         33,754
    Other operating expenses                                              26,339         23,633         21,542
                                                                       ---------      ---------      ---------
                                                                          68,876         63,487         55,296
                                                                       ---------      ---------      ---------
                               INCOME FROM CONTINUING OPERATIONS
                                     BEFORE FEDERAL INCOME TAXES          23,707         35,623         31,191

Federal income taxes                                                       6,812         11,177          9,857
                                                                       ---------      ---------      ---------
                               INCOME FROM CONTINUING OPERATIONS          16,895         24,446         21,334

DISCONTINUED OPERATIONS, NET OF FEDERAL INCOME TAXES                           -              -            358
                                                                       ---------      ---------      ---------

                                                      NET INCOME          16,895         24,446         21,692

Retained earnings at beginning of year                                   206,258        191,806        183,360
Cash dividends (per share - 1998, $.40;
    1997, $.40; and 1996, $.36)                                           (5,488)        (5,508)        (5,107)
Cost of treasury shares in excess of original issue proceeds              (1,140)        (4,283)        (8,112)
Foreign exchange adjustment                                                 (302)          (203)           (27)
                                                                       ---------      ---------      ---------
                                RETAINED EARNINGS AT END OF YEAR       $ 216,223      $ 206,258      $ 191,806
                                                                       =========      =========      =========

PER SHARE DATA:
DILUTED:
    Income before discontinued operations and realized net gains        $   1.09      $     .94      $    1.18
    Realized net gains on investments                                        .13            .81            .31
    Discontinued operations                                                    -              -            .02
                                                                       ---------      ---------      ---------
                                                      NET INCOME        $   1.22       $   1.75      $    1.51
                                                                       =========      =========      =========
BASIC:
    Income before discontinued operations and realized net gains        $   1.10       $    .95      $    1.19
    Realized net gains on investments                                        .13            .82            .31
    Discontinued operations                                                    -              -            .03
                                                                       ---------      ---------      ---------
                                                      NET INCOME        $   1.23         $ 1.77      $    1.53
                                                                       =========      =========      =========

See notes to consolidated financial statements.

        26

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries

                                                                         1998           1997           1996
                                                                    --------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                  $ 206,258      $ 191,806      $ 183,360
    Unrealized gains on investments                                       45,614         38,472         19,251
                                                                       ---------      ---------      ---------
                                                                         251,872        230,278        202,611

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                            16,895         24,446         21,692

    Gains on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                  (20,688)        28,326         36,431
        Federal income taxes                                              (7,241)         9,914         12,751
                                                                       ---------      ---------      ---------
                                                                         (13,447)        18,412         23,680

        Gains realized during period included in net income,
            before federal income taxes                                   (2,855)       (17,338)        (6,860)
        Federal income taxes                                                (999)        (6,068)        (2,401)
                                                                       ---------      ---------      ---------
                                                                          (1,856)       (11,270)        (4,459)
                                                                       ---------      ---------      ---------

        Change in unrealized gains on investments                        (15,303)         7,142         19,221

    Foreign exhange adjustment                                              (302)          (203)           (27)
                                                                       ---------      ---------      ---------

                        TOTAL REALIZED AND UNREALIZED INCOME               1,290         31,385         40,886

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                   (5,488)        (5,508)        (5,107)
    Cost of treasury shares in excess of original issue proceeds          (1,140)        (4,283)        (8,112)
                                                                       ---------      ---------      ---------
                                                                          (6,628)        (9,791)       (13,219)
                                                                       ---------      ---------      ---------
                                               TOTAL CHANGES              (5,338)        21,594         27,667
                                                                       ---------      ---------      ---------

BALANCES AT END OF YEAR:
    Retained earnings                                                    216,223        206,258        191,806
    Unrealized gains on investments                                       30,311         45,614         38,472
                                                                       ---------      ---------      ---------
                                                                       $ 246,534      $ 251,872      $ 230,278
                                                                       =========      =========      =========


See notes to consolidated financial statements.

        27

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                                          Year Ended December 31
                                                                                   1998           1997           1996
                                                                               -----------------------------------------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                     $ 16,895       $ 24,446       $ 21,692
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                          4,800            484          1,780
         Change in accrued investment income                                           (22)          (158)           727
         Change in losses and loss expenses and reinsurance recoverable             (8,240)        (3,192)        (3,677)
         Change in other assets, other liabilities and current income taxes         (2,173)        (2,424)       (11,028)
         Amortization of net policy acquisition costs                                5,945          5,742          5,145
         Net policy acquisition costs deferred                                      (6,668)        (6,839)        (5,806)
         Provision for deferred income taxes (credits)                               2,176          1,670           (642)
         Bond amortization                                                             217            372            556
         Loss on sale of property                                                       28              3             48
         Depreciation                                                                1,311            995            676
         Net realized gain on investments                                           (2,701)       (17,538)        (7,210)
         Income from discontinued operations                                             -              -           (359)
         Compensation expense related to discounted stock options                      135             78            516
                                                                                 ---------      ---------      ---------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES         11,703          3,639          2,417

INVESTING ACTIVITIES
   Purchases of long-term investments                                             (196,774)      (237,473)      (218,611)
   Proceeds from maturities                                                         92,774        102,065         81,963
   Proceeds from sales of fixed maturities                                          21,785         10,956         27,860
   Proceeds from sales of equity securities                                         80,487        138,428        100,976
   Net proceeds from sales (purchases) of short-term investments                   (6,801)          3,308         10,663
   Distributions from limited partnerships                                             600            366          3,018
   Purchases of property and equipment                                              (3,553)        (2,027)        (2,359)
   Proceeds from disposals of property and equipment                                   128            121            208
                                                                                 ---------      ---------      ---------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (11,354)        15,744          3,718

FINANCING ACTIVITIES
   Dividends paid to shareholders                                                   (5,488)        (5,508)        (5,107)
   Proceeds from sale of common stock                                                   40              1              -
   Cost of treasury shares                                                          (1,348)        (5,116)       (10,182)
                                                                                 ---------      ---------      ---------
                                      NET CASH USED IN FINANCING ACTIVITIES         (6,796)       (10,623)       (15,289)
                                                                                 ---------      ---------      ---------
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (6,447)          8,760         (9,154)
                                                                                 ---------      ---------      ---------
Cash and cash equivalents at beginning of year                                      23,402         14,642         23,796
                                                                                 ---------      ---------      ---------
                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 16,955       $ 23,402       $ 14,642
                                                                                 =========      =========      =========

See notes to consolidated financial statements.

        28

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

DISCONTINUED OPERATIONS: The Company sold its interest in Amli Realty, Inc. ("Amli") in 1996. No gain or loss was realized on the Amli sale which was treated as a non-monetary, tax-free exchange. The consolidated statement of cash flows for 1996 includes changes in certain assets and liabilities which are presented without the effects of the sale of Amli.

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

        29

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

EARNINGS PER SHARE: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See note I.

COMPREHENSIVE INCOME: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders' equity. Foreign exchange adjustments are immaterial and the Company has no pension plan.

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

        30

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:


                                                                          Cost or         Gross          Gross           Net
                                                            Fair        Amortized      Unrealized     Unrealized     Unrealized
                                                           Value          Cost            Gains          Losses         Gains
                                                       -------------------------------------------------------------------------
1998:
   U. S. government obligations                           $  72,442      $  72,012      $     489     $     (59)     $     430
   Mortgage-backed securities                                36,295         36,004            311           (20)           291
   Obligations of states and political subdivisions          68,319         67,370            956            (7)           949
   Corporate securities                                      91,253         96,808          1,245        (6,800)        (5,555)
                                                          ---------      ---------      ---------      ---------      ---------
      Total fixed maturities                                268,309        272,194          3,001        (6,886)        (3,885)
   Equity securities                                        148,060         95,332         64,452       (11,724)        52,728
   Short-term and other                                      22,448         24,659            444        (2,655)        (2,211)
                                                          ---------      ---------      ---------      ---------      ---------
      Total available-for-sale securities                 $ 438,817      $ 392,185      $  67,897      $(21,265)        46,632
                                                          =========      =========      =========      =========
                                                                                 Applicable federal income taxes       (16,321)
                                                                                                                      ---------

                                                                               Net unrealized gains - net of tax     $  30,311
                                                                                                                      =========
1997:
   U. S. government obligations                           $ 100,679      $ 100,279      $     454     $     (54)     $     400
   Mortgage-backed securities                                40,934         40,548            443           (57)           386
   Obligations of states and political subdivisions          69,663         69,020            650            (7)           643
   Corporate securities                                      64,833         63,339          1,584           (90)         1,494
                                                          ---------      ---------      ---------      ---------      ---------
      Total fixed maturities                                276,109        273,186          3,131          (208)         2,923
   Equity securities                                        158,614         91,705         71,196        (4,287)        66,909
   Short-term and other                                      17,902         17,558            418           (74)           344
                                                          ---------      ---------      ---------      ---------      ---------
      Total available-for-sale securities                 $ 452,625      $ 382,449      $  74,745      $ (4,569)        70,176
                                                          =========      =========      =========      =========
                                                                                 Applicable federal income taxes       (24,562)

                                                                               Net unrealized gains - net of tax      $ 45,614
                                                                                                                      =========


        31

Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                          1998           1997           1996
                                                      ------------   ------------   ------------
Fixed maturities:
   Gains                                               $      224     $      317     $      622
   Losses                                                     (21)          (199)          (230)
                                                       ----------     ----------     ----------
      Net gains                                               203            118            392

Equity securities:
   Gains                                                    9,779         20,836          9,204
   Losses                                                  (6,855)        (2,633)        (2,717)
                                                       ----------     ----------     ----------
      Net gains                                             2,924         18,203          6,487

Short-term and other - net losses                            (272)          (983)           (19)
                                                       ----------     ----------     ----------
                                  TOTAL NET GAINS      $    2,855     $   17,338     $    6,860
                                                       ==========     ==========     ==========

The fair values and the cost or amortized cost of fixed maturity investments at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are determined on a specific identification basis.

                                                           Fair Values                        Cost or Amortized Cost
                                              --------------------------------------   ------------------------------------
                                               Mortgage-                  Total        Mortgage-                  Total
                                                 Backed                   Fixed          Backed                   Fixed
                                               Securities   All Other   Maturities     Securities   All Other   Maturities
                                              -----------  ----------- -----------    -----------  ----------- -----------
One year or less                               $   1,434    $  42,121    $  43,555      $   1,424   $  41,922   $   43,346
Excess of one year to five years                   6,606      140,843      147,449          6,509     145,528      152,037
Excess of five years to ten years                  8,562       42,182       50,744          8,515      41,909       50,424
Excess of ten years                               19,693        6,199       25,892         19,556       6,240       25,796
                                               ---------    ---------    ---------      ---------   ---------    ---------
   Total maturities                               36,295      231,345      267,640         36,004     235,599      271,603
Redeemable preferred stock                             -          669          669              -         591          591
                                               ---------    ---------    ---------      ---------   ---------    ---------
                                               $  36,295    $ 232,014    $ 268,309      $  36,004   $ 236,190    $ 272,194
                                               =========    =========    =========      =========   =========    =========


Major categories of investment income for the years ended December 31 are summarized as follows:

                                                               1998           1997           1996
                                                           ------------   ------------   ------------
Fixed maturities                                            $  15,901      $  16,193      $   16,769
Equity securities                                               2,210          1,729           2,197
Money market funds                                              1,517          1,208           1,123
Short-term and other                                              611            532             653
                                                            ---------      ---------       ---------
                                                               20,239         19,662          20,742
Investment expenses                                            (1,179)        (1,220)         (1,162)
                                                            ---------      ---------       ---------
                                  NET INVESTMENT INCOME     $  19,060      $  18,442       $  19,580
                                                            =========      =========       =========


Approximately 29% of purchases and 45% of sales of investments during the three years ended December 31, 1998 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners.
Fees earned by affiliated investment advisors were $590, $604 and $932 in 1998, 1997 and 1996, respectively.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

        32

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                              Year Ended December 31,
                                                                         1998           1997           1996
                                                                     ------------   ------------   ------------
Reserves at the beginning of the year                                 $ 151,493      $ 154,537      $ 161,458

Provision for losses and loss expenses:
   Claims occurring during the current year                              53,278         47,692         45,999
   Claims occurring during prior years                                  (10,741)        (7,838)       (12,245)
                                                                      ---------      ---------      ---------
      Total incurred                                                     42,537         39,854         33,754

Loss and loss expense payments:
   Claims occurring during the current year                              24,947         15,946         12,891
   Claims occurring during prior years                                   25,088         26,934         27,825
                                                                      ---------      ---------      ---------
      Total paid                                                         50,035         42,880         40,716

Change in unpaid portion of uncollectible
   amounts due from reinsurers                                              (44)           (18)            41
                                                                      ---------      ---------      ---------
Reserves at the end of the year                                         143,951        151,493        154,537

Reinsurance recoverable on reserves at the end of the year               50,481         45,702         42,402
                                                                      ---------      ---------      ---------
Reserves, gross of reinsurance
    recoverables, at the end of the year                              $ 194,432      $ 197,195      $ 196,939
                                                                      =========      =========      =========

The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 1997, 1996 and 1995 were decreased by $10,741, $7,838 and $12,245, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 1998 and 1997, on reserves outstanding at December 31, 1997 and 1996 included $1,070 and $8, respectively, of incurred losses and loss expenses related to environmental damage claims. Reported cases relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Included in the above amounts are reserves for incurred but not reported environmental losses of $5,000 at both December 31, 1998 and 1997. Adjusted for environmental claims, management believes that the more favorable than anticipated experience may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. These trends were considered in the establishment of the Company's reserves at December 31, 1998.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 1998 and 1997, loss reserves have been reduced by approximately $5,272 and $5,431, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $1,700 and $1,725 at December 31, 1998 and 1997, respectively.

        33

NOTE D - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 1998, 1997 and 1996 were $615, $585 and $499, respectively.

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                   1998                 1997
                                                                ------------        ------------
DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                    $   5,875          $    6,210
   Deferred compensation                                              2,326               3,517
   Unearned premiums                                                  1,503               1,292
   Other                                                              1,108               1,107
                                                                  ---------           ---------
      Total deferred tax assets                                      10,812              12,126
                                                                  ---------           ---------

DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                                    16,878              25,119
   Limited partnerships                                               1,967               1,324
   Deferred acquisition costs                                         1,177                 884
   Salvage and subrogation                                              595                 604
   Other                                                                380                 444
                                                                  ---------           ---------
      Total deferred tax liabilities                                 20,997              28,375
                                                                  ---------           ---------

      NET DEFERRED LIABILITIES                                    $ (10,185)          $ (16,249)
                                                                  =========           =========


Federal income tax expense consists of the following:

                                                                 1998         1997        1996
                                                              ----------   ----------  ----------
Taxes (credits) on income from continuing operations:
   Current                                                     $   4,636    $   9,507   $  10,116
   Deferred                                                        2,176       1,670         (259)
                                                               ---------    ---------   ---------
                                                               $   6,812    $  11,177   $   9,857
                                                               =========    =========   =========

Deferred tax on income from discontinued operations            $       -    $      -    $     193
                                                               =========    =========   =========


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                                 1998         1997        1996
                                                              ----------   ----------  ----------
Statutory federal income rate applied to
   pretax income from continuing operations                    $   8,297    $  12,468   $  10,917
Tax effect of (deduction):
   Tax-exempt investment income                                   (1,374)      (1,219)     (1,079)
   Other                                                            (111)         (72)         19
                                                               ---------    ---------   ---------
Federal income tax expense                                     $   6,812    $  11,177   $   9,857
                                                               =========    =========   =========


        34

The components of the provision for deferred federal income taxes (credits) are as follows:

                                                                 1998         1997        1996
                                                             -----------  ----------- -----------
Discounts of loss and loss expense reserves                   $     335    $     821   $     230
Limited partnerships                                                643        1,324           -
Deferred compensation                                             1,191         (170)     (1,088)
Other                                                                 7         (305)        792
                                                              ---------    ---------   ---------
                 PROVISION FOR DEFERRED FEDERAL INCOME TAX    $   2,176    $   1,670   $     (66)
                                                              =========    =========   =========

Cash flows related to federal income taxes paid, net of refunds received, for 1998, 1997 and 1996 were $6,533, $7,800 and $11,805, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $5,875 of deferred tax assets at December 31, 1998 arising from loss reserve discounting is assured based on Section 847 of the Internal Revenue Code.

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

Net premiums earned for 1998, 1997 and 1996 have been reduced by reinsurance ceded premiums of approximately $12,337, $8,091 and $11,698, respectively. Net losses and loss expenses incurred for 1998, 1997 and 1996 have been reduced by reinsurance recoveries of approximately $10,255, $11,155 and $991, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts. Net premiums earned for 1998, 1997 and 1996 include approximately $8,338, $10,609 and $10,220, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools.

Components of reinsurance recoverable at December 31 are as follows:

                                                                    1998       1997
                                                                ----------- -----------
Paid losses and loss expenses                                    $   1,537   $   1,160
Unpaid losses and loss expenses                                     50,481      45,702
Unearned premiums                                                      735         414
                                                                 ---------   ---------
                                                                 $  52,753   $  47,276
                                                                 =========   =========

NOTE G - OTHER OPERATING EXPENSES
Details of other operating expenses are as follows:

                                                                    Years Ended December 31
                                                                 1998         1997        1996
                                                             -----------  ----------- -----------
Amortization of deferred policy acquisition costs             $   9,108    $   6,486   $   6,088
Other underwriting expenses                                      11,263        8,314       5,161
Expense allowances from reinsurers                              (3,163)        (744)        (943)
                                                              ---------    ---------   ---------
                                 TOTAL UNDERWRITING EXPENSES     17,208       14,056      10,306
Operating expenses of non-insurance companies                     9,131        9,577      11,236
                                                              ---------    ---------   ---------
                              TOTAL OTHER OPERATING EXPENSES  $  26,339    $  23,633   $  21,542
                                                              =========    =========   =========

        35

NOTE H - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows:

                                                          Class A                     Class B            Additional
                                                 -------------------------   -------------------------    Paid-in
                                                     Shares       Amount        Shares       Amount       Capital
                                                  -----------   ----------   -----------   ----------    ----------
Balance at January 1, 1996                          2,476,029    $    132     12,101,161     $    645     $  43,620
   Discounted stock options issued                          -           -              -            -           516
   Discounted stock options exercised                       -           -          1,200            -            -
   Treasury shares purchased                          (31,700)         (2)      (587,216)         (31)      (2,036)
                                                    ---------   ---------     ----------    ---------     ---------
Balance at December 31, 1996                        2,444,329         130     11,515,145          614       42,100
   Discounted stock options issued                          -           -              -            -           78
   Discounted stock options exercised                       -           -          4,314            -            1
   Treasury shares purchased                          (46,975)         (2)      (227,014)         (12)        (818)
                                                    ---------   ---------     ----------    ---------    ---------
Balance at December 31, 1997                        2,397,354         128     11,292,445          602       41,361
   Discounted stock options issued                          -           -              -            -          135
   Discounted stock options exercised                       -           -         67,475            4           36
   Treasury shares purchased                           (8,900)         (1)       (57,424)          (3)        (204)
                                                    ---------   ---------     ----------    ---------    ---------
Balance at December 31, 1998                        2,388,454    $    127     11,302,496     $    603     $ 41,328
                                                    =========   =========     ==========    =========    =========

The Company's Class A and Class B common stock has a stated value of approximately $.05. During 1997 and 1996, purchases of treasury stock included 96,214 and 49,000 shares, respectively, from officers and directors for $1,850 and $821, respectively, at prices based upon the midpoint between the bid and ask prices on the date of purchase.

Shareholders' equity at December 31, 1998 includes $277,355 representing GAAP shareholder's equity of insurance subsidiaries, of which $39,055 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $170,724 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $18,048, $24,975 and $20,249 for 1998, 1997 and 1996, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $256,290 and $248,154 at December 31, 1998 and 1997, respectively.

NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                     1998        1997         1996
                                                 ----------- -----------  -----------
Average shares outstanding
   for basic earnings per share                   13,719,728  13,776,881   14,183,922

Dilutive effect of options                           146,448     192,371      190,702
                                                  ----------  ----------   ----------
Average shares outstanding
   for diluted earnings per share                 13,866,176  13,969,252   14,374,624
                                                  ==========  ==========   ==========


No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. Options to purchase 497,000 shares of common stock at $25.75 per share were issued in December, 1997 and were outstanding at December 31, 1998 and 1997. These options were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company's stock.

        36

NOTE J  - REPORTABLE SEGMENTS
The Company and its consolidated subsidiaries market and underwrite casualty insurance in three major specialty areas (reportable segments): (1) fleet trucking, (2) non-standard private passenger automobile and (3) the assumption of reinsurance. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The non-standard private passenger automobile segment provides motor vehicle liability and physical damage coverage to individuals. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

The Company's reportable segments are business units that operate in the property/casualty insurance industry and each offers products to different classes of customers. The reportable segments are managed separately due to the differences in underwriting criteria used to market products to each class of customer and the methods of distribution of the products each reportable segment provides. Segment information shown in the table below as "all other" includes products marketed and underwritten by the Company in other specialty areas and the runoff of discontinued product lines.

The Company evaluates performance and allocates resources based on gain or loss from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income nor does it include realized gains or losses on the Company's investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the fleet trucking segment includes revenue and expense from the Company's agency operations since the agency operations serve solely as a direct marketing facility for this segment. Underwriting gain or loss also includes fee income generated by each segment in the course of its underwriting operations. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                                Non-standard
                                                                  Private       Voluntary
                                                    Fleet        Passenger     Reinsurance
                                                   Trucking      Automobile      Assumed       All Other        Totals
                                                 -----------    -----------    -----------    -----------    -----------
1998:
Direct and assumed premium written                $  37,714      $  33,919      $   6,994      $   5,974      $  84,601
Net premium earned and fee income                    26,599         30,738          8,457          4,180         69,974
Underwriting gain (loss)                              6,325         (1,301)         2,839            242          8,105

1997:
Direct and assumed premium written                   38,865         23,625         11,307          3,942         77,739
Net premium earned and fee income                    31,609         17,832         10,035          3,145         62,621
Underwriting gain (loss)                              3,947           (164)         1,444             54          5,281

1996:
Direct and assumed premium written                   46,968         13,721          9,158          3,376         73,223
Net premium earned and fee income                    36,440          9,679          9,430          3,826         59,375
Underwriting gain (loss)                              7,957            538          3,642           (176)        11,961


        37

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                       1998         1997        1996
                                                   -----------  ----------- -----------
REVENUE:
Net premium earned and fee income                    $  69,974    $  62,621   $  59,375
Net investment income                                   19,060       18,442      19,580
Realized net gains on investments                        2,855       17,338       6,860
Other income                                               694          709         672
                                                     ---------    ---------   ---------
                        Total consolidated revenue   $  92,583    $  99,110   $  86,487
                                                     =========    =========   =========

PROFIT:
Underwriting gain                                    $   8,105    $   5,281   $  11,961
Net investment income                                   19,060       18,442      19,580
Realized net gains on investments                        2,855       17,338       6,860
Corporate expenses                                      (6,313)      (5,438)     (7,210)
                                                     ---------    ---------   ---------
                Income from continuing operations
                       before federal income taxes   $  23,707    $  35,623   $  31,191
                                                     =========    =========   =========

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $18,436 of the Company's 1998 consolidated revenue. This same customer provided revenues to the fleet trucking segment of approximately $19,278 and $19,152 in 1997 and 1996, respectively.

NOTE K - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 1998, 1997 or 1996. At December 31, 1998 there were 136,229 shares (Class A) and 375,766 shares (Class B) outstanding which are eligible for repurchase by the Company.

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

        38

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                          1998                       1997                        1996
                                                ------------------------   ------------------------    ------------------------
                                                              Weighted                   Weighted                   Weighted
                                                              Average                    Average                     Average
                                                              Exercise                   Exercise                    Exercise
                                                 Options       Price         Options      Price         Options       Price
                                                ----------   ----------     ----------  ----------     ----------   ----------
Outstanding at beginning of year                   693,221    $ 18.625        196,329     $   .569        168,251    $  .510

Granted:
   At exercise prices equaling market                    -           -        497,000       25.750              -          -
   At exercise prices below market                   6,228       1.000          4,206         .679         29,278       .903
Exercised                                           67,475        .590          4,314         .333          1,200       .333
                                                 ---------                  ---------                   ---------
Outstanding at end of year                         631,974      20.376        693,221       18.625        196,329       .569
                                                 =========                  =========                   =========

Exercisable at end of year                         294,413      14.739        192,015         .575        192,051       .574

Weighted average fair value
   of options granted during the year:
   At exercise prices equaling market                    -           -        497,000        8.950              -          -
   At exercise prices below market                   6,228      21.682          4,206       18.561         29,278     17.617


The fair value of the market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, 1998 net income and earnings per share would have been reduced by $964 and $.07, respectively, related to the issuance of 1997 market value options. The affect on 1997 earnings resulting from the issuance of these options would not have been material.

Exercise prices for options outstanding as of December 31, 1998 were $.33, $1.00 or $25.75. The weighted-average remaining contractual life of options exercisable at either $.33 or $1.00 is 4.4 years with a weighted-average exercise price of $.59. The remaining contractual life of options exercisable at $25.75 is 9 years. The compensation cost that has been charged against income for all stock-based compensation plans was $.1 million, $.1 million and $.5 million for 1998, 1997 and 1996, respectively.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                            Results by Quarter
                                             -------------------------------------------------------------------------------
                                                               1998                                    1997
                                             --------------------------------------- ---------------------------------------
                                                1ST       2ND       3RD       4TH       1st       2nd       3rd       4th
                                             --------- --------- --------- --------- --------- --------- --------- ---------
Net premiums earned                           $ 16,985  $ 18,855  $ 17,293  $ 15,729  $ 13,322  $ 14,987  $ 16,633 $ 16,733
Net investment income                            4,623     4,612     4,754     5,071     4,611     4,664     4,534    4,633
Realized net gains (losses) on investments       2,339     2,285       917   (2,686)     5,444     3,887     4,493    3,514
Losses and loss expenses incurred               10,722    10,810    10,521    10,484     8,863     9,486    10,670   10,835

Net income                                       4,716     5,621     4,865     1,693     6,573     6,239     6,227    5,407

Per share - diluted:
   Net income                                   $  .34    $  .41    $  .35    $  .12    $  .47    $  .45    $  .45   $  .39


        39

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                           Served in
                                                                         Such Capacity
        Name           Age                  Title                            Since
-------------------   -----  ------------------------------------        --------------
Gary W. Miller          58    Chairman, President and CEO                  1983 (1)
G. Patrick Corydon      50    Vice President and Treasurer                 1979
Joseph J. DeVito        47    Vice President                               1986
James W. Good           55    Vice President                               1980
James E. Kirschner      53    Vice President and Secretary                 1977 (2)

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

        40

                                PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the
          Report of Independent Auditors) are submitted in Item 8 of this report.

          Consolidated Balance Sheets - December 31, 1998 and 1997

          Consolidated Statements of Income and Retained Earnings -
              Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Changes in Equity Other Than Capital -
              Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows -
              Years ended December 31, 1998, 1997 and 1996

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

        41



     3.  Listing of Exhibits:


       Number & Caption
    fromm Exhibit Table of
    Item 601 of Regulation
             S-K                     Exhibit Number and Description
------------------------  ------------------------------------------------------

             (3)            EXHIBIT 3(i)--
  (Articles of Incorpor-    Articles of Incorporation of Baldwin & Lyons, Inc.,
     ation & By Laws)       as amended (Incorporated as an exhibit by reference
                            to Exhibit 3(a) to the Company's Annual Report on
                            Form 10-K for the year ended December 31, 1986)


                            EXHIBIT 3(ii)--
                            By-Laws of Baldwin & Lyons, Inc., as restated
                            May 5, 1998


             (10)           EXHIBIT 10(a)--
   (Material Contracts)     1981 Employee Stock Purchase Plan (Incorporated
                            as an exhibit by reference to Exhibit A to the
                            Company's definitive Proxy Statement for its Annual
                            Meeting held May 5, 1981)


                            EXHIBIT 10(b)--
                            Baldwin & Lyons, Inc. Employee Discounted Stock
                            Option Plan (Incorporated as an exhibit by refer ence to Appendix A to the Company's definitive Proxy
                            Statement for its Annual Meeting held May 2, 1989)


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

        42

    Number & Caption
  from Exhibit Table of
 Item 601 of Regulation
           S-K                       Exhibit Number and Description
  ----------------------    ------------------------------------------

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

                            EXHIBIT 10(f)--
                            Baldwin & Lyons, Inc. Restated Employee Discounted
                            Stock Option Plan. (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's
                            Annual Report on Form 10-K for the year ended
                            December 31, 1997)


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


     (b) No reports on Form 8-K were filed by the Company in the fourth quarter of 1998.


     (c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


     (d)  Financial Statement Schedules.  The response to this portion of Item
          14 is submitted on pages 44 through 48 of this report.

        43

                          SCHEDULE I -- SUMMARY OF INVESTMENTS-
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                         FORM 10-K - YEAR ENDED DECEMBER 31, 1998


                           BALDWIN & LYONS, INC. & SUBSIDIARIES

------------------------------------------------------------------------------------------------
           Column A                           Column B            Column C            Column D
------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
                                                                                     Amount At
                                                                                    Which Shown
                                                                    Fair           In The Balance
      Type of Investment                        Cost               Value             Sheet (A)
------------------------------             --------------      -------------       -------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                $72,012            $72,442             $72,442
    Mortgage backed securities                    36,004             36,295              36,295
    States, municipalities and
      political subdivisions                      67,370             68,319              68,319
    Public utilities                               7,130              7,504               7,504
    All other corporate bonds                     89,088             83,080              83,080
  Redeemable preferred stock                         590                669                 669
                                               ---------          ---------           ---------
          Total fixed maturities                 272,194            268,309             268,309

Equity Securities:
  Common Stocks:
    Banks, trust and insurance
      Companies                                   27,039             57,685              57,685
    Industrial, miscellaneous
      and all other                               62,236             84,418              84,418
  Nonredeemable preferred stocks                   6,057              5,957               5,957
                                               ---------          ---------           ---------
         Total equity securities                  95,332            148,060             148,060

Short-term and Other:
  Certificates of deposit                          2,033              2,033               2,033
  Commercial paper                                 6,970              6,970               6,970
  Other long-term investments                     15,656             13,445              13,445
                                               ---------          ---------           ---------
      Total short-term and other                  24,659             22,448              22,448
                                               ---------          ---------           ---------

         Total investments                      $392,185           $438,817            $438,817
                                               =========          =========           =========

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.


        44

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                    FORM 10-K - YEAR ENDED DECEMBER 31, 1998


                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------------
      Column A     Column B    Column C   Column D   Column E   Column F    Column G   Column H   Column I   Column J    Column K
----------------------------------------------------------------------------------------------------------------------------------
                               As of December 31,                                   Year Ended December 31,
                  -------------------------------------------- -------------------------------------------------------------------
                               Reserves
                              for Unpaid              Other                          Benefits,  Amortization
                   Deferred     Claims                Policy                          Claims,   of Deferred
                    Policy    and Claim             Claims and    Net         Net     Losses and   Policy     Other        Net
                 Acquisition  Adjustment  Unearned   Benefits   Premium    Investment Settlement Acquisition Operating   Premiums
      Segment       Costs      Expenses   Premiums   Payable     Earned      Income    Expenses    Costs     Expenses    Written
----------------- ----------  ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------  ----------
                                                                               (A)        (A)                 (A)  (B)


Property/Casualty
  Insurance
        1998       $  3,245    $194,432    $22,208        ---    $68,862    $19,060     $42,537     $9,108     $8,100   $71,943

        1997          2,522     197,19     518,806        ---     61,675     18,442      39,854      6,486      7,570    69,575

        1996          1,425     196,93     910,835        ---     58,743     17,505      33,754      6,088      4,218    61,431


(A) Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these categories would change if different methods were applied.
(B) Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances resulting from reinsurance transactions are offset against other operating expenses.


        45

                                     SCHEDULE IV -- REINSURANCE

                              FORM 10-K - YEAR ENDED DECEMBER 31, 1998

                                BALDWIN & LYONS, INC. & SUBSIDIARIES

                                       (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------
Column A                            Column B       Column C       Column D       Column E       Column F
-----------------------------------------------------------------------------------------------------------

                                                                                                  % of
                                                    Ceded         Assumed                        Amount
                                     Direct        to Other      from Other        Net        Assumed to
                                    Premiums      Companies      Companies        Amount          Net
                                  -----------    -----------    -----------    -----------    -----------
Premiums Earned -
 Property/casualty insurance:

     Years Ended December 31:
                  1998            $  72,860       $ 12,337       $  8,338       $ 68,862          12.1

                  1997               59,157          8,091         10,609         61,675          17.2

                  1996               60,221         11,698         10,220         58,743          17.4


        46

                           SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                              FORM 10-K - YEAR ENDED DECEMBER 31, 1998

                                BALDWIN & LYONS, INC. & SUBSIDIARIES

                                       (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------
      Column A            Column B              Column C               Column D       Column E
------------------------------------------------------------------------------------------------
                                               Additions
                                       -------------------------
                                           (1)            (2)
                                                       Charged to
                         Balance at     Charged to       Other                        Balance
                         Beginning       Cost and      Accounts-     Deductions-     at End of
    Description          of Period       Expenses       Describe       Describe        Period
-----------------------  ----------     ----------     ----------     ----------     ----------
Allowance for doubtful
 accounts:

  Years ended December 31:

             1998            $396         $1,312             $0        $765 (A)          $943

             1997             346            413              0         363 (A)           396

             1996             300            192              0         146 (A)           346

(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.


        47

                                     SCHEDULE VI--SUPPLEMENTAL INFORMATION
                               CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                   FORM 10-K - YEAR ENDED DECEMBER 31, 1998
                                      BALDWIN & LYONS, INC. & SUBSIDIARIES
                                            (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
   Column A     Column B   Column C   Column D   Column E     Column F   Column G      Column H    Column I    Column J   Column K
-----------------------------------------------------------------------------------------------------------------------------------
                           As of December 31,                                     Year Ended December 31,
              -------------------------------------------- -----------------------------------------------------------------------
                                                                                  Claims and Claim
                           Reserves                                             Adjustment Expenses   Amortiza-
                          for Unpaid  Discount,                                 Incurred Related to    tion of
                Deferred    Claims     if any                                     ------------------- Deferred  Paid Claims
 AFFILIATION     Policy   and Claim   Deducted                            Net       (1)       (2)      Policy   and Claim    Net
     WITH       Acquisi-  Adjustment     in       Unearned     Earned  Investment Current    Prior  Acquisition Adjustment  Premiums
 REGISTRANT    tion Costs  Expenses   Column C    Premiums    Premiums   Income     Year     Years      Costs    Expenses   Written
  ----------   ---------- ---------- ----------  ----------  ---------- --------  --------  -------- ---------- --------- ---------
                                      (A)
Consolidated Property/Casualty Subsidiaries:

     1998        $3,245    $194,432    $5,272     $22,208     $68,862    $19,060   $53,278  ($10,741)    $9,108   $50,035   $71,943

     1997         2,522     197,195     5,431      18,806      61,675     18,442    47,692    (7,838)     6,486    42,880    69,575

     1996         1,425     196,939     4,694      10,835      58,743     17,505    45,999   (12,245)     6,088    40,716    61,431


(A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

        48

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 26, 1999                     By   /s/ Gary W. Miller               (*)
                                        ------------------------------------
                                        Gary W. Miller, Chairman
                                        and CEO
                                        (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 26, 1999                     By   /s/ Gary W. Miller               (*)
                                        ------------------------------------
                                        Gary W. Miller, Chairman
                                        and CEO; Director



March 26, 1999                     By   /s/ G. Patrick Corydon
                                        ------------------------------------
                                        G. Patrick Corydon, Vice President -
                                        Finance and Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)



March 26, 1999                     By   /s/ Joseph DeVito                (*)
                                        ------------------------------------
                                        Joseph DeVito, Director and
                                        Vice President



March 26, 1999                     By   /s/ James Good
                                        ------------------------------------
                                        James Good, Director and
                                        Vice President



March 26, 1999                     By   /s/ Stuart D. Bilton             (*)
                                        ------------------------------------
                                        Stuart D. Bilton, Director



March 26, 1999                     By   /s/ Otto N. Frenzel III          (*)
                                        ------------------------------------
                                        Otto N. Frenzel III, Director



        49

March 26, 1999                     By   /s/ John M. O'Mara               (*)
                                        ------------------------------------
                                        John M. O'Mara, Director



March 26, 1999                     By   /s/ Thomas H. Patrick            (*)
                                        ------------------------------------
                                        Thomas H. Patrick, Director



March 26, 1999                     By   /s/ Nathan Shapiro               (*)
                                        ------------------------------------
                                        Nathan Shapiro, Director


March 26, 1999                     By   /s/ Norton Shapiro               (*)
                                        ------------------------------------
                                        Norton Shapiro, Director


March 26, 1999                     By   /s/ L. Leslie Waters             (*)
                                        ------------------------------------
                                        L. Leslie Waters, Director



March 26, 1999                     By   /s/ John D. Weil                 (*)
                                        ------------------------------------
                                        John D. Weil, Director



March 26, 1999                     By   /s/ Robert Shapiro               (*)
                                        ------------------------------------
                                        Robert Shapiro, Director


March 26, 1999                     By   /s/ John Pigott                  (*)
                                        ------------------------------------
                                        John Pigott, Director



(*) By James E. Kirschner, Attorney-in-Fact



        50

                          ANNUAL REPORT ON FORM 10-K





                         ITEM 14(c)--CERTAIN EXHIBITS



                         YEAR ENDED DECEMBER 31, 1998

                             BALDWIN & LYONS, INC.

                             INDIANAPOLIS, INDIANA



        51

                             BALDWIN & LYONS, INC.
                         Form 10-K for the Fiscal Year
                            Ended December 31, 1998


                               INDEX TO EXHIBITS



                                        Begins on sequential page
         Exhibit No.                       number of Form 10-K
---------------------------------     ----------------------------

EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                          N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated May 5, 1998                           p. 54

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



        52

                                         Begins on sequential page
         Exhibit No.                        number of Form 10-K
---------------------------------        --------------------------

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

EXHIBIT 10(f)--
Baldwin & Lyons, Inc. Restated Employee
Discounted Stock Option Plan  (Incorporated
as an exhibit by reference to Exhibit 10(f) to
the Company's Annual Report on Form 10-K
for the year ended December 31, 1997)               N/A

EXHIBIT 11--
Computation of Per Share Earnings                  p. 60

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.              p. 61

EXHIBIT 23--
Consent of Ernst & Young LLP                       p. 62

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                             p. 63

EXHIBIT 27--
Financial Data Schedule                      File herewith electronically

        53