Form 10-Q
period 1999-03-31
BALDWIN & LYONS INC
filed 1999-05-14
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                  -------------------------------------------

      For Quarter Ended                          Commission file number
        March 31, 1999                                   0-5534

                             BALDWIN & LYONS, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]    No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1999:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,382,654
   Class B (nonvoting)                     11,137,196




                        PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              MARCH 31          December 31
                                                1999               1998
                                            ------------        ------------
ASSETS
Investments:
   Fixed maturities                           $ 263,936          $ 268,309
   Equity securities                            146,361            148,060
   Short-term and other                          18,293             22,448
                                            -----------        -----------
                                                428,590            438,817
Cash and cash equivalents                        14,284             16,955
Accounts receivable                              21,631             20,056
Reinsurance recoverable                          52,779             52,753
Current federal income taxes                          -                757
Other assets                                     16,029             15,031
                                            -----------        -----------
                                              $ 533,313          $ 544,369
                                            ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 191,633          $ 194,432
Reserves for unearned premiums                   24,273             22,208
Accounts payable and accrued expenses            27,749             28,952
Deferred federal income taxes                     6,701             10,185
Current federal income taxes                        983                  -
                                            -----------        -----------
                                                251,339            255,777
Shareholders' equity:
   Common stock-no par value                        722                730
   Additional paid-in capital                    40,829             41,328
   Unrealized net gains on investments           23,393             30,311
   Retained earnings                            217,030            216,223
                                            -----------        -----------
                                                281,974            288,592
                                            -----------        -----------
                                              $ 533,313          $ 544,369
                                            ===========        ===========

Number of common and common
   equivalent shares outstanding                 13,647             13,800
Book value per outstanding share                $ 20.66            $ 20.91

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                            --------------------------
                                                1999          1998
                                            -----------    -----------
REVENUES
Net premiums earned                           $ 15,985       $ 16,985
Net investment income                            4,668          4,623
Realized net gains on investments                2,645          2,339
Commissions and other income                       563            315
                                            -----------    -----------
                                                23,861         24,262
EXPENSES
Losses and loss expenses incurred               10,960         10,722
Other operating expenses                         5,995          6,794
                                            -----------    -----------
                                                16,955         17,516
                                            -----------    -----------
       INCOME BEFORE FEDERAL INCOME TAXES        6,906          6,746
Federal income taxes                             1,947          2,030
                                            -----------    -----------
                               NET INCOME     $  4,959       $  4,716
                                            ===========    ===========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized
      net gains or losses                     $    .24       $    .23
    Realized net gains on investments              .12            .11
                                            -----------    -----------
                               NET INCOME     $    .36       $    .34
                                            ===========    ===========

    Dividends                                 $    .10       $    .10
                                            ===========    ===========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic           13,630         13,696
   Dilutive effect of options outstanding          130            178
                                            -----------    -----------
   Average shares outstanding - diluted         13,760         13,874
                                            ===========    ===========

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                    --------------------------
                                                        1999           1998
                                                    -----------    -----------
Net cash provided by operating activities             $    810       $  5,843
Investing activities:
   Purchases of long-term investments                  (38,800)       (40,253)
   Proceeds from sales or maturities
       of long-term investments                         36,198         44,807
   Net sales (purchases) of short-term investments       4,996             (7)
   Other investing activities                           (1,195)          (319)
                                                    -----------    -----------
Net cash provided by (used in) investing activities      1,199          4,228
Financing activities:
   Dividends paid to shareholders                       (1,364)        (1,370)
   Cost of treasury stock                               (3,318)          (213)
   Proceeds from sales of common stock                       2              7
                                                    -----------    -----------
Net cash used in financing activities                   (4,680)        (1,576)
                                                    -----------    -----------
   Increase (decrease) in cash and cash equivalents     (2,671)         8,495
Cash and cash equivalents at beginning of period        16,955         23,402
                                                    -----------    -----------
   Cash and cash equivalents at end of period         $ 14,284       $ 31,897
                                                    ===========    ===========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

                                                  Quarter Ending
                                                     March 31
                                            --------------------------
                                                1999          1998
                                            -----------    -----------
Net premiums earned                          $   4,158      $   2,304
Losses and loss expenses                         1,108            130
Other operating expenses                        (1,415)          (243)


Deductions from losses and loss expenses shown above represent case basis activity for the periods presented only and do not include changes in provisions for incurred but not reported claims which will be ceded to reinsurers.

(4) The net realized and unrealized loss for the quarter ended March 31, 1999 was $1,972 and compares to total realized and unrealized income of $7,097 for the quarter ended March 31, 1998.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the 1999 quarter would have been approximately $254 lower ($.02 per share).

(6) The Company purchased 159,700 shares of treasury stock for approximately $3.3 million under its continuing stock repurchase program.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                        NON-STANDARD
                                                          PRIVATE     VOLUNTARY
                                               FLEET     PASSENGER   REINSURANCE
                                              TRUCKING   AUTOMOBILE    ASSUMED    ALL OTHER      TOTALS
                                            ----------- -----------  ----------- -----------  -----------
QUARTER ENDED MARCH 31:
1999:
Direct and assumed premium written            $ 10,145    $  8,990     $    603    $  2,365     $ 22,103
Net premium earned and fee income                6,158       7,687          926       1,596       16,367
Underwriting gain (loss)                         2,211        (404)         (95)       (218)       1,494

1998:
Direct and assumed premium written               9,808      11,029        2,047       1,475       24,359
Net premium earned and fee income                7,372       6,325        2,643         793       17,133
Underwriting gain (loss)                         1,989      (1,130)         229          21        1,109

(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                1999          1998
                                            -----------    -----------
REVENUE:
Net premium earned and fee income             $ 16,367       $ 17,133
Net investment income                            4,668          4,623
Realized net gains on investments                2,645          2,339
Other income                                       181            167
                                            -----------    -----------
                Total consolidated revenue    $ 23,861       $ 24,262
                                            ===========    ===========

                                                1999          1998
                                            -----------    -----------
PROFIT:
Underwriting gain                             $  1,494      $  1,109
Net investment income                            4,668         4,623
Realized net gains on investments                2,645         2,339
Corporate expenses                              (1,901)       (1,325)
                                            -----------    -----------
        Income from continuing operations
               before federal income taxes    $  6,906      $  6,746
                                            ===========    ===========


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the three months ended March 31, 1999, positive cash flow from operations totaled $.8 million, a decrease from $5.8 million generated during the first quarter of 1998. The decreased cash flows resulted from an increase in premiums ceded to reinsurers under new treaty arrangements effective June 1, 1998 with respect to the Company's trucking liability insurance products and lower premiums assumed under catastrophe retrocessions. The new reinsurance arrangements limit the Company's exposure to loss and provide significant acquisition expense recovery which partially offsets the reduction in net premiums retained on current policies. However, as the Company continues to settle older claims, which carried higher retentions, management expects cash flows will be decreased from historical levels when reserves were established for such claims.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at March 31, 1999.

The Company's assets at March 31, 1999 included $14.3 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $44.9 million will mature within the twelve month period following March 31, 1999. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $282.0 million at March 31, 1999 and includes $271.3 million representing GAAP shareholder's equity of insurance subsidiaries, of which $38.3 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $166.9 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $25.1 million at March 31, 1999.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 1999 TO FIRST QUARTER, 1998
            ---------------------------------------------------------

Net premiums earned during the first quarter of 1999 decreased $1.0 million as compared to the same period of 1998. The decreased premium volume is primarily attributable to declines in the Company's fleet trucking products and voluntary reinsurance assumed from catastrophe pools. The decrease was offset partially by continued growth in the Company's private passenger automobile and small fleet trucking programs. Net premiums from voluntary reinsurance assumed and fleet trucking declined $1.7 million and $1.2 million, respectively, while premiums from private passenger automobile and small fleet trucking increased $1.2 million and $.6 million, respectively. While direct premiums from trucking products increased $.4 million from the first quarter of 1998, lower net premiums resulted from new treaty reinsurance arrangements, effective June 1, 1998, whereby the Company retains less risk exposure than under previous treaties.

Net investment income during the first quarter of 1999 was level with the first quarter of 1998. Overall pre-tax and after tax yields were consistent with the first quarter of 1998.

The first quarter 1999 net realized gain of $2.6 million consisted primarily of net gains on equity securities.

Losses and loss expenses incurred during the first quarter of 1999 were level with the first quarter of 1998. Loss and loss expense ratios for the comparative first quarters were as follows:

                                        1999        1998
                                      --------    --------
     Fleet trucking                     57.4%       46.9%
     Voluntary reinsurance assumed     105.6        67.3
     Private passenger automobile       71.2        84.1
     Small fleet trucking               67.6        70.6
     All lines                          68.6        63.1

The fleet trucking loss ratio for the first quarter of 1998 was unusually low due to favorable loss developments on prior year accidents and very low current year loss activity. Loss developments for the first quarter of 1999 returned to more historical levels. As a further comparison, the loss ratio for fleet trucking for the first quarter of 1997 was 68.4%. The current quarter's ratio was also impacted by the new reinsurance treaties effective June 1, 1998 whereby the Company has significantly limited its exposure to loss while ceding off the
majority of its direct liability premium writings.    The loss ratio
attributable to reinsurance assumed was impacted by late reported losses from certain catastrophe pools related to Hurricane Georges. The lower loss ratio for private passenger automobile reflects additional claims due to unfavorable weather conditions during the first quarter of 1998 which were not repeated this year.

Other operating expenses for the first quarter of 1999 decreased $.8 million from the first quarter of 1998. The consolidated expense ratio of the Company's insurance subsidiaries was 29.4% for the first quarter of 1999 compared to 34.1% for the first quarter of 1998. The decrease in the consolidated expense ratio reflects the effect of ceding commission income generated from new reinsurance treaties effective June 1, 1998. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) decreased to 28.3% during the first quarter of 1999 compared to 31.0% for the 1998 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 1999 was 28.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $.2 million (5%) during 1999 compared with the 1998 first quarter.


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

The Company has been in the process of developing software for its new and rapidly expanding products since 1995. All internally developed new product software is Year 2000 compliant, with minor exceptions, and currently handles approximately 95% of the Company's processed transactions. The Company is also engaged in an ongoing analysis of its remaining systems to determine the nature and extent of existing deficiencies and the appropriate corrective solutions. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a significant impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all mission critical systems and continues to evaluate the needs to repair or replace non mission critical systems. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particulary with respect to policy and claim processing, billing, general ledger and cash receipts and disbursements systems. To date, the Company's general ledger system and the portions of the remaining systems that handle approximately 95% of the Company's transactions are fully Year 2000 ready.

The Company has communicated with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to third party failures to remediate Year 2000 system deficiencies. Currently, there is no known third party Year 2000 deficiency believed to pose a serious threat to the Company's ability to conduct business. However, there can be no assurance that other companies have accurately assessed their Year 2000 status and reported it to the Company. It is believed that the Company's total Year 2000 project costs will not be significantly impacted by third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company's systems. The Company has determined it has no significant exposure to contingencies related to the Year 2000 Issue for the products it has sold.

The Company will continue to utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased or licensed software, for Year 2000 compliance. Any internally developed software that is deemed unworthy of Year 2000 conversion will be replaced with new internally developed or purchased or licensed software that is Year 2000 compliant. Any currently owned purchased or licensed software for which Year 2000 upgrades are unavailable will also be replaced with purchased or licensed software that is Year 2000 compliant. The Company anticipates completing the Year 2000 project by June 30, 1999. The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software and would have largely been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position. The costs associated with the Year 2000 project can be categorized into three basic areas:
   1) Internal resources, mainly programming and technical personnel, used to modify internally developed software. The estimated total cost of this area is anticipated to be approximately $2.5 million with approximately 15% of this amount relating to future costs and approximately 85% already incurred.
   2) Replacement or upgrade of purchased or licensed software. The estimated total cost of this area is anticipated to be approximately $1.0 million with approximately 5% of this amount relating to future costs and approximately 95% already incurred.
   3) Upgrading equipment. Most of the hardware replacements and upgrades to date have not been due to the Year 2000 Issue. More than 95% of the Company's network equipment has been replaced over the last twenty-one months and all mainframe hardware is less than three years old. Future hardware costs should not exceed $.1 million.

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


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------    -------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

Item 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  May 14, 1999              By  /s/ Gary W. Miller
     -------------------------     --------------------------------
                                   Gary W. Miller, Chairman and CEO






Date  May 14, 1999              By  /s/ G. Patrick Corydon
     -------------------------     --------------------------------
                                   G. Patrick Corydon,
                                   Vice President - Finance
                                   (Principal Financial and
                                     Accounting Officer)








                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 1999



                                INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
           Exhibit Number                            10-Q
           --------------                    --------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings

             EXHIBIT 27                  File herewith electronically
      Financial Data Schedule






                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                           ----------------------------
                                                1999          1998
                                           -------------  -------------
Basic:
   Average number of shares
      outstanding                             13,629,786     13,695,735
                                            ============   ============

      Net Income                             $ 4,958,989    $ 4,716,081
                                            ============   ============

      Per share amount                           $   .36        $   .34
                                            ============   ============


Diluted:
   Average number of shares
      Outstanding                             13,629,786     13,695,735
   Dilutive stock options--based on
      treasury stock method using
      average market price                       130,027        178,129
                                            ------------   ------------

      Totals                                  13,759,813     13,873,864
                                            ============   ============

      Net Income                             $ 4,958,989    $ 4,716,081
                                            ============   ============

      Per share amount                           $   .36        $   .34
                                            ============   ============