Form 10-Q
period 1999-06-30
BALDWIN & LYONS INC
filed 1999-08-13
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

            ______________________________________________________

      For Quarter Ended                          Commission file number
        June 30, 1999                                    0-5534

                             BALDWIN & LYONS, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]    No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 1999:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,363,054
   Class B (nonvoting)                     10,918,496




                        PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              JUNE 30           December 31
                                                1999               1998
                                            -----------         -----------
ASSETS
Investments:
   Fixed maturities                           $ 249,522           $ 268,309
   Equity securities                            154,468             148,060
   Short-term and other                          23,370              22,448
                                            -----------         -----------
                                                427,360             438,817
Cash and cash equivalents                        16,925              16,955
Accounts receivable                              24,804              20,056
Reinsurance recoverable                          40,398              52,753
Current federal income taxes                          -                 757
Other assets                                     17,824              15,031
                                            -----------         -----------
                                              $ 527,311           $ 544,369
                                            ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 173,647           $ 194,432
Reserves for unearned premiums                   25,632              22,208
Accounts payable and accrued expenses            29,198              28,952
Deferred federal income taxes                    10,611              10,185
Current federal income taxes                        822                   -
                                            -----------         -----------
                                                239,910             255,777
Shareholders' equity:
   Common stock-no par value                        709                 730
   Additional paid-in capital                    40,049              41,328
   Unrealized net gains on investments           30,673              30,311
   Retained earnings                            215,970             216,223
                                            -----------         -----------
                                                287,401             288,592
                                            -----------         -----------
                                              $ 527,311           $ 544,369
                                            ===========         ===========

Number of common and common
    equivalent shares outstanding                13,404              13,800
Book value per outstanding share                 $21.44              $20.91


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                            --------------------------    --------------------------
                                                1999           1998           1999           1998
                                            -----------    -----------    -----------    -----------
REVENUES
Net premiums earned                           $  17,705      $  18,855      $  33,690      $  35,840
Net investment income                             4,628          4,612          9,296          9,235
Realized net gains on investments                   853          2,285          3,498          4,624
Commissions and other income                        713            454          1,276            769
                                            -----------    -----------    -----------    -----------
                                                 23,899         26,206         47,760         50,468
EXPENSES
Losses and loss expenses incurred                11,672         10,810         22,632         21,532
Other operating expenses                          6,082          7,304         12,077         14,098
                                            -----------    -----------    -----------    -----------
                                                 17,754         18,114         34,709         35,630
                                            -----------    -----------    -----------    -----------
       INCOME BEFORE FEDERAL INCOME TAXES         6,145          8,092         13,051         14,838
Federal income taxes                              1,830          2,471          3,777          4,501
                                            -----------    -----------    -----------    -----------
                               NET INCOME     $   4,315      $   5,621      $   9,274      $  10,337
                                            ===========    ===========    ===========    ===========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains          $     .28      $     .30      $     .51      $     .53
    Realized net gains on investments               .04            .11            .17            .22
                                            -----------    -----------    -----------    -----------
                               NET INCOME     $     .32      $     .41      $     .68      $     .75
                                            ===========    ===========    ===========    ===========
    Dividends                                 $     .10      $     .10      $     .20      $     .20
                                            ===========    ===========    ===========    ===========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic            13,473         13,737         13,551         13,716
   Dilutive effect of options outstanding           129            137            130            159
                                            -----------    -----------    -----------    -----------
   Average shares outstanding - diluted          13,602         13,874         13,681         13,875
                                            ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                         Six Months Ended
                                                             June 30
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Net cash provided by (used in)
   operating activities                              ($   1,402)     $   8,208
Investing activities:
   Purchases of long-term investments                   (75,958)       (97,539)
   Proceeds from sales or maturities
       of long-term investments                          89,606         93,181
   Net sales (purchases) of short-term investments          209             (2)
   Other investing activities                            (1,498)          (839)
                                                    -----------    -----------
Net cash provided by (used in) investing activities      12,359         (5,199)
Financing activities:
   Dividends paid to shareholders                        (2,716)        (2,744)
   Cost of treasury stock                                (8,273)          (280)
   Proceeds from sales of common stock                        2             39
                                                    -----------    -----------
Net cash used in financing activities                   (10,987)        (2,985)
                                                    -----------    -----------
   Increase (decrease) in cash and cash equivalents         (30)            24
Cash and cash equivalents at beginning of period         16,955         23,402
                                                    -----------    -----------
   Cash and cash equivalents at end of period         $  16,925      $  23,426
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

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                        1999          1998
                                    -----------    -----------
Quarter ended June 30:
   Net premiums earned                $   4,845     $   2,468
   Losses and loss expenses             (10,128)          385
   Other operating expenses              (1,723)         (528)

Six Months ended June 30:
   Net premiums earned                    9,002         4,772
   Losses and loss expenses              (9,020)          511
   Other operating expenses              (3,138)         (770)


(4) Total realized and unrealized income for the quarter ended June 30, 1999 was $11,696 and compares to total realized and unrealized losses of $1,938 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, total realized and unrealized income was $9,724 and compares to total realized and unrealized income of $5,159 for the six months ended June 30, 1998.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and six months ended June 30, 1999 would have been approximately $255 and $509 lower, respectively ($.02 per share and $.04 per share, respectively).

(6) Through June 30, 1999, the Company purchased 401,800 shares of treasury stock for approximately $8.3 million under its continuing stock repurchase program.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                          Private     Voluntary
                                               Fleet     Passenger   Reinsurance
                                              Trucking   Automobile    Assumed    All Other      Totals
                                            ----------- -----------  ----------- -----------  -----------
QUARTER ENDED JUNE 30:
1999:
Direct and assumed premium written            $ 11,192    $  8,074    $   1,491   $   3,022    $ 23,779
Net premium earned and fee income                7,133       8,110        1,317       1,639      18,199
Underwriting gain (loss)                         1,912        (127)         933        (159)      2,559

1998:
Direct and assumed premium written               9,743      11,000        2,260       1,875      24,878
Net premium earned and fee income                7,815       8,209        2,123       1,012      19,159
Underwriting gain (loss)                         1,386        (464)       1,255         484       2,661

SIX MONTHS ENDED JUNE 30:
1999:
Direct and assumed premium written            $ 21,337    $ 17,064    $   2,094   $   5,387    $ 45,882
Net premium earned and fee income               13,291      15,797        2,243       3,235      34,566
Underwriting gain (loss)                         4,123        (531)         838        (377)      4,053

1998:
Direct and assumed premium written              19,551      22,029        4,307       3,350      49,237
Net premium earned and fee income               15,187      14,537        4,766       1,805      36,295
Underwriting gain (loss)                         3,375      (1,591)       1,484         505       3,773

(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.


                                              Three Months Ended            Six Months Ended
                                                   June 30                       June 30
                                         --------------------------    --------------------------
                                             1999           1998           1999           1998
                                         -----------    -----------    -----------    -----------
REVENUE:
Net premium earned and fee income           $ 18,199       $ 19,159       $ 34,566       $ 36,295
Net investment income                          4,628          4,612          9,296          9,235
Realized net gains on investments                853          2,285          3,498          4,624
Other income                                     219            150            400            314
                                         -----------    -----------    -----------    -----------
           Total consolidated revenue       $ 23,899       $ 26,206       $ 47,760       $ 50,468
                                         ===========    ===========    ===========    ===========

PROFIT:
Underwriting gain                           $  2,559       $  2,664       $  4,053       $  3,773
Net investment income                          4,628          4,612          9,296          9,235
Realized net gains on investments                853          2,285          3,498          4,624
Corporate expenses                            (1,895)        (1,469)        (3,796)        (2,794)
                                         -----------    -----------    -----------    -----------
    Income from continuing operations
          before federal income taxes       $  6,145       $  8,092       $ 13,051       $ 14,838
                                         ===========    ===========    ===========    ===========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the six months ended June 30, 1999, negative cash flow from operations totaled $1.4 million, and compares to positive cash flow of $8.2 million generated during the first half of 1998. The decreased cash flows resulted from an increase in premiums ceded under new treaty arrangements effective June 1, 1998 with respect to the Company's trucking liability insurance products, lower premiums assumed under catastrophe retrocessions and increased claim settlement activity. These decreases were partially offset by decreases in operating expenses and federal income tax payments. The new reinsurance arrangements limit the Company's exposure to loss and provide significant acquisition expense recovery which partially offsets the reduction in net premiums earned on current policies. However, as the Company continues to settle older claims, which carried higher retentions, management expects cash flows will be decreased from historical levels when reserves were established for such claims.


For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at June 30, 1999.

The Company's assets at June 30, 1999 included $16.9 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $44.2 million will mature within the twelve month period
following June 30, 1999.   The Company believes that these liquid investments
are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $287.4 million at June 30, 1999 and includes $286.3 million representing GAAP shareholder's equity of insurance subsidiaries, of which $40.3 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $181.3 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and readily marketable securities valued at $8.5 million at June 30, 1999.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 1999 TO SECOND QUARTER, 1998
           -----------------------------------------------------------

Net premiums earned during the second quarter of 1999 decreased $1.1 million as compared to the same period of 1998. The decreased premium volume is primarily attributable to declines in the Company's fleet trucking products and voluntary reinsurance assumed from catastrophe pools. The decrease was offset partially by continued growth in the Company's small fleet trucking program. Net premiums from voluntary reinsurance assumed and fleet trucking each declined $.8 million while premiums from small fleet trucking increased $.6 million. While direct premiums from trucking products increased $1.4 million from the second quarter of 1998, lower net premiums resulted from new treaty reinsurance arrangements, effective June 1, 1998, whereby the Company retains less risk exposure than under previous treaties.

Net investment income during the second quarter of 1999 was level with the second quarter of 1998. Overall pre-tax and after tax yields were consistent with the second quarter of 1998.

The second quarter 1999 net realized gain of $.9 million consisted of net gains on equity securities and short-term investments of $.6 million and $.7 million, respectively, and was partially offset by net losses of $.4 million on other securities.

Losses and loss expenses incurred during the second quarter of 1999 increased $.9 million from that experienced during the second quarter of 1998. The increase is due primarily to the continued growth from the Company's small fleet trucking business and changes in loss activity from the Company's discontinued products which produced redundancies during the 1998 quarter. Loss and loss expense ratios for the comparative second quarters were as follows:

                                           1999        1998
                                        ---------   ---------
     Large and medium fleet trucking       71.5%       65.6%
     Voluntary reinsurance assumed         14.3         6.1
     Private passenger automobile          69.2        70.0
     Small fleet trucking                  68.8        45.7
     All lines                             65.9        57.3

The increase in the fleet trucking loss ratio is due to less favorable loss development on prior year accidents and increased current year loss activity when compared to the 1998 second quarter. The current quarter's ratio was also impacted by the new reinsurance treaties effective June 1, 1998 whereby the Company has significantly limited its exposure to loss while ceding off the majority of its direct liability premium writings. The increase in the loss ratio for small fleet trucking is due primarily to current year loss activity.

Other operating expenses for the second quarter of 1999 decreased $1.2 million from the second quarter of 1998. The consolidated expense ratio of the Company's insurance subsidiaries was 27.0% for the second quarter of 1999 compared to 34.1% for the second quarter of 1998. The decrease in the consolidated expense ratio reflects the effect of ceding commission income generated from new reinsurance treaties effective June 1, 1998. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 26.4% during the second quarter of 1999 compared to 30.5% for the 1998 second quarter.

The effective federal tax rate for consolidated operations for the second quarter of 1999 was 29.8% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of lower realized capital gains, net income decreased $1.3 million (23.2%) during the second quarter of 1999 as compared with the 1998 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 1999 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1998
                         ------------------------------

Net premiums earned decreased $2.1 million (6.0%) during the first six months of 1999 as compared to the same period of 1998. The decreased premium volume is primarily attributable to declines in the Company's fleet trucking products and voluntary reinsurance assumed from catastrophe pools. The decrease was offset partially by continued growth in the Company's small fleet trucking and private passenger automobile programs. Net premiums from voluntary reinsurance assumed and fleet trucking declined $2.5 million and $1.9 million, respectively, while premiums from small fleet trucking and private passenger automobile increased $1.1 million and $.9 million, respectively. While direct premiums from trucking products increased $1.8 million from the first six months of 1998, lower net premiums resulted from new treaty reinsurance arrangements, effective June 1, 1998, whereby the Company retains less risk exposure than under previous treaties.

Net investment income during the first half of 1999 was level with the 1998 period. Overall pre-tax and after tax yields were consistent with 1998 yields.

The net realized gain on investments of $3.5 million for the first six months of 1999 consists nearly entirely of net gains on equity securities.

Losses and loss expenses incurred during the first six months of 1999 increased $1.1 million from the first six months of 1998 for the same reasons indicated in the quarterly comparison above. Loss and loss expense ratios for the comparative six month periods were as follows:

                                           1999       1998
                                        ---------   ---------
     Fleet trucking                        65.0%       56.5%
     Voluntary reinsurance assumed         52.0        40.0
     Private passenger automobile          70.2        76.2
     Small fleet trucking                  68.2        56.4
     All lines                             67.2        60.1


Other operating expenses decreased $2.0 million (14.4%) during the first six months of 1999 compared to the same period of 1998. The consolidated expense ratio of the Company's insurance subsidiaries was 28.2% for 1999 compared to 34.1% for 1998 and declined for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue
(adjusted for realized gains) was 27.3% for 1999 compared to 30.8% for 1998.

The effective federal tax rate for consolidated operations for the first six months of 1999 was 28.9% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of lower realized capital gains, net income for the first six months of 1999 was $9.3 million, down 10.3% from the comparable 1998 period.


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

The Company has been in the process of developing software for its new and rapidly expanding products since 1995. All internally developed new product software is Year 2000 compliant, with minor exceptions, and currently handles nearly all of the Company's processed transactions. The Company is also engaged in an ongoing analysis of any remaining systems to determine the nature and extent of existing deficiencies and the appropriate corrective solutions. The
Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not completed on a timely basis, the Year 2000 Issue could have a significant impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all mission critical systems and continues to evaluate the needs to repair or replace non mission critical systems. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particulary with respect to policy and claim processing, billing, general ledger and cash receipts and disbursements systems. To date, the Company's general ledger system and the portions of the remaining systems that handle approximately 99% of the Company's transactions are fully Year 2000 ready.

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

The Company will continue to utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased or licensed software, for Year 2000 compliance. Any internally developed software that is deemed unworthy of Year 2000 conversion will be replaced with new internally developed or purchased or licensed software that is Year 2000 compliant. Any currently owned purchased or licensed software for which Year 2000 upgrades are unavailable will also be replaced with purchased or licensed software that is Year 2000 compliant. The Company has completed nearly all of its Year 2000 project and will complete any remaining testing and implementation of updated systems during the quarter ended September 30, 1999.
The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software and would have largely been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position. The costs associated with the Year 2000 project can be categorized into three basic areas:

 1) Internal resources, mainly programming and technical personnel, used to modify internally developed software. The estimated total cost of this area is anticipated to be approximately $2.5 million with approximately 5% of this amount relating to future costs and approximately 95% already incurred.
 2) Replacement or upgrade of purchased or licensed software. The estimated total cost of this area is approximately $1.0 million and has been expended.
 3) Upgrading equipment. Most of the hardware replacements and upgrades to date have not been due to the Year 2000 Issue. More than 95% of the Company's network equipment has been replaced over the last twenty-one months and all mainframe hardware is less than three years old. Future hardware costs are expected to be minimal.

Management believes it has an effective program in place to resolve all Year
2000 issues in a timely manner. As noted above, the Company has nearly completed all necessary phases of the Year 2000 project. In the unlikely event that the Company does not complete all remaining phases of this project, the Company may be unable to process policy and claim transactions on certain of its less transaction-volume-intensive products. Currently, the Company has no contingency plans in place in the event this occurs and does not believe such a plan will be necessary at this time.

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



                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601                 Exhibit No.
------------------------------------    --------------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  August 12, 1999           By  /s/ Gary W. Miller
      -------------------------     --------------------------------
                                    Gary W. Miller, Chairman and CEO






Date  August 12, 1999           By  /s/ G. Patrick Corydon
      -------------------------     --------------------------------
                                    G. Patrick Corydon,
                                    Vice President - Finance
                                    (Principal Financial and
                                    Accounting Officer)



                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 1999



                                INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
           Exhibit Number                           10-Q
           --------------               ------------------------------

             EXHIBIT 11                 Filed herewith electronically
 Computation of per share earnings

             EXHIBIT 27                  File herewith electronically
      Financial Data Schedule


                                          BALDWIN & LYONS, INC.

                                          FORM 10-Q, EXHIBIT 11

                                    COMPUTATION OF EARNINGS PER SHARE


                                        Three Months Ended             Six Months Ended
                                             June 30                       June 30
                                   ----------------------------  ----------------------------
                                       1999           1998           1999           1998
                                   -------------  -------------  -------------  -------------
BASIC:
   Average number of shares
      Outstanding                     13,473,583     13,736,511     13,551,253     13,716,236
                                   =============  =============  =============  =============

      Net Income                    $  4,315,096   $  5,621,301   $  9,274,085   $ 10,337,382
                                   =============  =============  =============  =============

      Per share amount              $        .32   $        .41   $        .68   $        .75
                                   =============  =============  =============  =============


DILUTED:
   Average number of shares
      Outstanding                     13,473,583     13,736,511     13,551,253     13,716,236
   Dilutive stock options--based on
      treasury stock method using
      average market price               128,594        137,177        130,173        158,527
                                   -------------  -------------  -------------  -------------

      Totals                          13,602,177     13,873,688     13,681,426     13,874,763
                                   =============  =============  =============  =============

      Net Income                    $  4,315,096   $  5,621,301   $  9,274,085   $ 10,337,382
                                   =============  =============  =============  =============

      Per share amount              $        .32   $        .41   $        .68   $        .75
                                   =============  =============  =============  =============