Form 10-Q
period 1999-09-30
BALDWIN & LYONS INC
filed 1999-11-12
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                  -------------------------------------------


      For Quarter Ended                          Commission file number
      September 30, 1999                                 0-5534

                             BALDWIN & LYONS, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1999:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,325,554
   Class B (nonvoting)                     10,872,296



                        PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            SEPTEMBER 30        December 31
                                                1999                1998
                                            ------------        ------------
ASSETS
Investments:
   Fixed maturities                           $ 247,806           $ 268,309
   Equity securities                            145,246             148,060
   Short-term and other                          19,745              22,448
                                             ----------          ----------
                                                412,797             438,817
Cash and cash equivalents                        24,461              16,955
Accounts receivable                              25,724              20,056
Reinsurance recoverable                          43,988              52,753
Current federal income taxes                          -                 757
Other assets                                     17,426              15,031
                                             ----------          ----------
                                              $ 524,396           $ 544,369
                                             ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses         $ 176,647           $ 194,432
Reserves for unearned premiums                   25,380              22,208
Accounts payable and accrued expenses            31,714              28,952
Deferred federal income taxes                     5,481              10,185
Current federal income taxes                      2,328                   -
                                             ----------          ----------
                                                241,550             255,777
Shareholders' equity:
   Common stock-no par value                        709                 730
   Additional paid-in capital                    40,044              41,328
   Unrealized net gains on investments           21,128              30,311
   Retained earnings                            220,965             216,223
                                             ----------          ----------
                                                282,846             288,592
                                             ----------          ----------
                                              $ 524,396           $ 544,369
                                             ==========          ==========

Number of common and common
    equivalent shares outstanding                13,388              13,800
Book value per outstanding share                 $21.13              $20.91


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
                                             -------------------------     -------------------------
                                                1999           1998           1999           1998
                                             ----------     ----------     ----------     ----------
REVENUES
Net premiums earned                           $ 17,749       $ 17,293       $  1,439       $ 53,133
Net investment income                            4,604          4,754         13,900         13,989
Realized net gains on investments                3,899            917          7,397          5,541
Commissions and other income                       698            509          1,974          1,278
                                             ----------     ----------     ----------     ----------
                                                26,950         23,473         74,710         73,941
EXPENSES
Losses and loss expenses incurred               10,492         10,521         33,124         32,053
Other operating expenses                         6,458          6,087         18,535         20,185
                                             ----------     ----------     ----------     ----------
                                                16,950         16,608         51,659         52,238
                                             ----------     ----------     ----------     ----------
        INCOME BEFORE FEDERAL INCOME TAXES      10,000          6,865         23,051         21,703
Federal income taxes                             3,315          2,000          7,092          6,501
                                             ----------     ----------     ----------     ----------
                                NET INCOME    $  6,685       $  4,865       $ 15,959       $ 15,202
                                             ==========     ==========     ==========     ==========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains          $    .31       $    .31       $    .82       $    .84
    Realized net gains on investments              .19            .04            .35            .26
                                             ----------     ----------     ----------     ----------
                                NET INCOME    $    .50       $    .35       $   1.17       $   1.10
                                             ==========     ==========     ==========     ==========

    Dividends                                 $    .10       $    .10       $    .30       $    .30
                                             ==========     ==========     ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic           13,288         13,740         13,463         13,724
   Dilutive effect of options outstanding          124            130            129            150
                                             ----------     ----------     ----------     ----------
   Average shares outstanding - diluted         13,412         13,870         13,592         13,874
                                             ==========     ==========     ==========     ==========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                               Nine Months Ended
                                                                  September 30
                                                            -----------------------
                                                                1999        1998
                                                             ----------  ----------
Net cash provided by operating activities                     $  3,601    $  9,346
Investing activities:
   Purchases of long-term investments                         (110,267)   (136,854)
   Proceeds from sales or maturities
       of long-term investments                                124,831     153,305
   Net sales (purchases) of short-term investments               4,132      (2,903)
   Other investing activities                                   (2,048)     (1,719)
                                                             ---------    ---------
Net cash provided by investing activities                       16,648      11,829
Financing activities:
   Dividends paid to shareholders                               (4,045)     (4,118)
   Cost of treasury stock                                       (8,704)       (446)
   Proceeds from sales of common stock                               6          40
                                                             ---------    ---------
Net cash used in financing activities                          (12,743)      (4,524)
                                                             ---------    ---------
   Increase in cash and cash equivalents                         7,506       16,651
Cash and cash equivalents at beginning of period                16,955       23,402
                                                             ---------    ---------
   Cash and cash equivalents at end of period                 $ 24,461     $ 40,053
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

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                           1999          1998
                                       -----------    -----------
Quarter ended September 30:
   Net premiums earned                   $  4,737       $  3,501
   Losses and loss expenses                 5,783          2,315
   Other operating expenses                (1,745)        (1,093)

Nine Months ended September 30:
   Net premiums earned                     13,739          8,273
   Losses and loss expenses                (3,236)         2,826
   Other operating expenses                (4,882)        (1,863)

(4) The net realized and unrealized loss for the quarter ended September 30, 1999 was $2,834 and compares to a net realized and unrealized loss of $18,373 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, total realized and unrealized income was $6,890 and compares to a net realized and unrealized loss of $13,214 for the nine months ended September 30, 1998.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and nine months ended September 30, 1999 would have been approximately $254 and $763 lower, respectively ($.02 per share and $.06 per share, respectively).

(6) Through September 30, 1999, the Company purchased 422,300 shares of treasury stock for approximately $8.7 million under its continuing stock repurchase program.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                          Private     Voluntary
                                               Fleet     Passenger   Reinsurance
                                              Trucking   Automobile    Assumed    All Other      Totals
                                            ----------- -----------  ----------- -----------  -----------
QUARTER ENDED SEPTEMBER 30:
1999:
Direct and assumed premium written            $ 10,862     $ 8,265      $ 1,182     $ 1,854    $ 22,163
Net premium earned and fee income                6,828       8,266        1,346       1,785      18,225
Underwriting gain (loss)                         2,976         303          344        (363)      3,260

1998:
Direct and assumed premium written               9,130       5,840        1,066       1,261      17,297
Net premium earned and fee income                6,299       8,288        1,924       1,076      17,587
Underwriting gain (loss)                         2,543         656          412        (571)      3,040

NINE MONTHS ENDED SEPTEMBER 30:
1999:
Direct and assumed premium written            $ 32,199    $ 25,329      $ 3,276     $ 7,241    $ 68,045
Net premium earned and fee income               20,119      24,063        3,589       5,020      52,791
Underwriting gain (loss)                         7,099        (228)       1,182        (740)      7,313

1998:
Direct and assumed premium written              28,681      27,869        5,373       4,611      66,534
Net premium earned and fee income               21,486      22,825        6,690       2,881      53,882
Underwriting gain (loss)                         5,918        (935)       1,896         (66)      6,813


(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                              Three Months Ended       Nine Months Ended
                                                 September 30             September 30
                                           -----------------------  -----------------------
                                              1999         1998        1999         1998
                                           ----------   ----------  ----------   ----------
REVENUE:
Net premium earned and fee income            $ 18,225    $ 17,587     $ 52,791    $ 53,882
Net investment income                           4,604       4,754       13,900      13,989
Realized net gains on investments               3,899         917        7,397       5,541
Other income                                      222         215          622         529
                                            ---------   ---------    ---------   ---------
              Total consolidated revenue     $ 26,950    $ 23,473     $ 74,710    $ 73,941
                                            =========   =========    =========   =========

PROFIT:
Underwriting gain                            $  3,260    $  3,040     $  7,313    $  6,813
Net investment income                           4,604       4,754       13,900      13,989
Realized net gains on investments               3,899         917        7,397       5,541
Corporate expenses                             (1,763)     (1,846)      (5,559)     (4,640)
                                            ---------   ---------    ---------   ---------
       Income from continuing operations
             before federal income taxes     $ 10,000    $  6,865     $ 23,051    $ 21,703
                                            =========   =========    =========   =========


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. For the nine months ended September 30, 1999, positive cash flow from operations totaled $3.6 million, a decrease from $9.3 million generated during the first nine months of 1998. The decreased cash flows resulted from an increase in premiums ceded under new treaty arrangements effective June 1, 1998 with respect to the Company's trucking liability insurance products, lower premiums assumed under catastrophe retrocessions and increased claim settlement activity. These decreases were partially offset by decreases in operating expenses and federal income tax payments. The new reinsurance arrangements limit the Company's exposure to loss and provide significant acquisition expense recovery which partially offsets the reduction in net premiums earned on current policies. However, as the Company continues to settle older claims, which carried higher retentions, management expects cash flows will be decreased from historical levels when reserves were established for such claims.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at September 30, 1999.

The Company's assets at September 30, 1999 included $24.5 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $36.8 million will mature within the twelve month
period following September 30, 1999.   The Company believes that these liquid
investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity totaled $282.8 million at September 30, 1999 and includes $278.3 million representing GAAP shareholder's equity of insurance subsidiaries, of which $39.4 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $175.1 million of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. Management believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $7.2 million at September 30, 1999.



                             RESULTS OF OPERATIONS
                            ----------------------
           COMPARISONS OF THIRD QUARTER, 1999 TO THIRD QUARTER, 1998
           ---------------------------------------------------------

Net premiums earned increased $.5 million during the third quarter of 1999 as compared to the same period of 1998. Net premiums from the small fleet trucking program increased $.6 million (56%) as the result of geographic expansion. Net premiums from large fleet trucking increased $.5 million (9%) primarily in independent contractor programs. Voluntary reinsurance assumed premiums were off $.6 million (30%) as the result of non-renewal of several treaties during 1999.

Net investment income during the third quarter of 1999 was 3% lower than the third quarter of 1998. Overall pre-tax and after tax yields were consistent with the third quarter of 1998.

The third quarter 1999 net realized gain of $3.9 million consists almost entirely of net gains on equity securities. The Company sold approximately 25% of its holdings in UICI during the current quarter, realizing $3.8 million in capital gains.

Losses and loss expenses incurred during the third quarter of 1999 were level with the third quarter of 1998. Loss and loss expense ratios for the comparative third quarters were as follows:

                                           1999          1998
                                         --------      --------
     Large and medium fleet trucking       53.3%          55.9%
     Voluntary reinsurance assumed         57.9           56.4
     Private passenger automobile          60.6           60.3
     Small fleet trucking                  59.1          100.2
     All lines                             59.1           60.8


The decrease in the loss and loss expense ratio for the small fleet trucking program is due primarily to premium growth without a corresponding increase in losses and losses incurred.

Other operating expenses for the third quarter of 1999 increased $.4 million from the third quarter of 1998 due primarily to expenditures relating to data processing, including year 2000 compliance expenses. The consolidated expense ratio of the Company's insurance subsidiaries was 29.2% for the third quarter of 1999 compared to 28.3% for the third quarter of 1998. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 28.0% during the third quarter of 1999 compared to 27.0% for the 1998 third quarter.

The effective federal tax rate for consolidated operations for the third quarter of 1999 was 33.2% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of higher realized capital gains, net income increased $1.8 million (37.4%) during the third quarter of 1999 as compared with the 1998 third quarter.



            COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO
            ------------------------------------------------------
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                     ------------------------------------

Net premiums earned decreased $1.7 million (4.7%) during the first nine months of 1999 as compared to the same period of 1998. The non-renewal of several reinsurance assumed treaties during 1999, attributable to overcapacity and weaker prices in this market, resulted in a $3.1 million decrease in net earned premium. The Company does not expect to replace this premium in the near term unless market conditions improve significantly. Gross direct fleet trucking premium written increased $3.5 from the prior year, largely attributable to independent contractor programs. However, new reinsurance treaties effective June 1, 1998, resulted in the ceding of larger portions of both risk and premium to reinsurers subsequent to that date, resulting in a decrease in net premiums earned of $1.4 million. Premiums earned from small fleet trucking and private passenger automobile programs increased $1.7 million and $.7 million, respectively, as the Company continues to expand both products geographically.

Net investment income during the 1999 period was level with the 1998 period. Overall pre-tax and after tax yields were also consistent with 1998 yields.

The net realized gain on investments of $7.4 million for the first nine months of 1999 consists nearly entirely of net gains on equity securities. The Company sold approximately 31% of its holdings in UICI during the current year, realizing $4.9 million in capital gains.

Losses and loss expenses incurred during the first nine months of 1999 increased $1.1 million from the 1998 period due primarily to the growth in the independent contractor and small fleet programs. This increase was partially offset by decreases in the remaining fleet trucking products, due to the new reinsurance agreements, and voluntary reinsurance assumed from catastrophe pools. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                           1999      1998
                                         --------  --------
     Fleet trucking                        61.0%     56.3%
     Voluntary reinsurance assumed         54.2      44.7
     Private passenger automobile          66.9      70.4
     Small fleet trucking                  64.8      74.1
     All lines                             64.4      60.3

Other operating expenses decreased $1.6 million (8.2%) during the first nine months of 1999 compared to the same period of 1998 as the result of higher ceding commissions relating to reinsurance ceded. The consolidated expense ratio of the Company's insurance subsidiaries was 28.5% for 1999 compared to 32.2% for 1998. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 27.5% for 1999 compared to 29.5% for 1998.

The effective federal tax rate for consolidated operations for the first nine months of 1999 was 30.8% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of higher realized capital gains and a decrease in operating expenses due to reinsurance expense offsets, net income for the first nine months of 1999 was $16.0 million, up 5.0% from the comparable 1998 period.


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

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all mission critical systems and continues to evaluate the needs to repair or replace non-mission critical systems. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly with respect to policy and claim processing, billing, general ledger and cash receipts and disbursements systems. To date, the Company's general ledger system and the portions of the remaining systems that handle virtually all of the Company's transactions are fully Year 2000 ready. What remains is the ongoing discovery and repair of minor Year 2000 issues which will continue throughout the remainder of 1999 and early in the new year as systems meet the final test of live transactions.

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

The Company will continue to utilize existing staff and other internal resources to reprogram and test its internally developed software, and to test its purchased or licensed software, for Year 2000 compliance. All internally developed software that was deemed unworthy of Year 2000 conversion has been replaced with new internally developed or purchased or licensed software that is Year 2000 compliant. All currently owned purchased or licensed software for which Year 2000 upgrades are unavailable have also been replaced with purchased or licensed software that is Year 2000 compliant. The Company has completed virtually all Year 2000 project items and is continuing to test the updated systems during the fourth quarter ended December 31, 1999. The majority of the past and future costs associated with the Year 2000 project can be attributed to internal staffing requirements associated with the development of new product software and would have largely been incurred regardless of the Year 2000 Issue. These costs, and the costs associated with the acquisition of Year 2000 compliant software from outside vendors, are not material with respect to the Company's operations or financial position. The costs associated with the Year 2000 project can be categorized into three basic areas:

 1) Internal resources, mainly programming and technical personnel, used to modify internally developed software. The estimated total cost of this area is approximately $2.5 million and has been expended with minor exceptions through the end of 1999.
 2) Replacement or upgrade of purchased or licensed software. The estimated total cost of this area is approximately $1.0 million and has been expended.
 3) Upgrading equipment. Most of the hardware replacements and upgrades to date have not been due to the Year 2000 Issue. More than 95% of the Company's network equipment has been replaced over the last two years and all mainframe hardware is less than three years old. Future hardware costs are expected to be minimal.

As noted above, the Company has completed all necessary phases of the Year 2000 project with minor exceptions. In the unlikely event that the Company does not complete all remaining phases of this project, the Company may be unable to process policy and claim transactions on certain of its less transaction-volume-intensive products. Currently, the Company has no contingency plans in place in the event this occurs and does not believe such a plan will be necessary at this time.


                          PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601             Exhibit No.
-------------------------------         ------------------------
(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
               Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 1999.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             BALDWIN & LYONS, INC.





Date   November 12, 1999         By  /s/ Gary W. Miller
      -------------------------     --------------------------------
                                    Gary W. Miller, Chairman and CEO






Date  November 12, 1999         By /s/ G. Patrick Corydon
     -------------------------     --------------------------------
                                   G. Patrick Corydon,
                                   Vice President - Finance
                                   (Principal Financial and
                                   Accounting Officer)







                             BALDWIN & LYONS, INC.

                       Form 10-Q for the fiscal quarter
                           ended September 30, 1999



                               INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
           Exhibit Number                           10-Q
           --------------               ------------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings

             EXHIBIT 27                 Filed herewith electronically
      Financial Data Schedule





                                          BALDWIN & LYONS, INC.

                                          FORM 10-Q, EXHIBIT 11

                                    COMPUTATION OF EARNINGS PER SHARE

                                         Three Months Ended            Nine Months Ended
                                            September 30                  September 30
                                    ----------------------------  ----------------------------
                                         1999           1998           1999           1998
                                    -------------  -------------  -------------  -------------
BASIC:
   Average number of shares
      Outstanding                     13,288,122     13,740,369     13,462,579     13,724,368
                                    ============   ============   ============   ============

      Net Income                    $  6,684,475   $  4,864,509   $ 15,958,560   $ 15,201,891
                                    ============   ============   ============   ============

      Per share amount              $        .50   $        .35   $       1.17   $       1.10
                                    ============   ============   ============   ============


DILUTED:
   Average number of shares
      Outstanding                     13,288,122     13,740,369     13,462,579     13,724,368
   Dilutive stock options--based on
      treasury stock method using
      average market price               124,123        130,172        129,036        149,986
                                    ------------   ------------   ------------   ------------

      Totals                          13,412,245     13,870,541     13,591,615     13,874,354
                                    ============   ============   ============   ============

      Net Income                    $  6,684,475   $  4,864,509   $ 15,958,560   $ 15,201,891
                                    ============   ============   ============   ============

      Per share amount              $        .50   $        .35   $       1.17   $       1.10
                                    ============   ============   ============   ============