Form 10-K
period 1999-12-31
BALDWIN & LYONS INC
filed 2000-03-27
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                 Commission file number  0-5534
December 31, 1999

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

                Indiana                                35-0160330
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

1099 North Meridian Street, Indianapolis, Indiana46204
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           (Title of class)
                  Class A Common Stock, No Par Value
                  Class B Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ] ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of March 15, 2000, based on the closing trade prices on that date, was approximately $57,805,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2000:

          Common Stock, No Par Value:
            Class A  (voting)      2,321,154  shares
            Class B  (nonvoting)  10,744,887  shares

The Index to Exhibits is located on pages 50 and 51.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 2, 2000 are incorporated by reference into Part III.
        1

PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 28 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

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

PRIVATE PASSENGER AUTOMOBILE INSURANCE

Sagamore markets private passenger automobile liability and physical damage coverages to nonstandard insureds through a network of independent agents in twelve states.

SMALL FLEET TRUCKING INSURANCE

Sagamore writes commercial automobile liability, physical damage and cargo insurance for truck owner-operators with ten or fewer power units. These products are marketed through independent agents in the majority of the states in which Sagamore is licensed.

        2

SMALL BUSINESS WORKERS' COMPENSATION

Sagamore also markets worker's compensation insurance to selected small businesses in a few midwestern states. This product is marketed through independent agents.

Approximately 49% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 1999 was attributable to business placed with Protective by B & L. The remaining 51% consists primarily of business written by Sagamore within its private passenger automobile, small fleet and small business workers' compensation programs, originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to certain non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative placements. Reinsurance is ceded to spread the risk of loss
among several reinsurers.   In addition to voluntary reinsurance, described
above, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

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

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 1999 have been reduced by approximately $5.6 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.3 million lower for the year ended December 31, 1999.

The maximum amount for which the Company insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. After giving effect to current treaty reinsurance arrangements, for the majority of risks insured, the Company's range of loss exposures is zero to $100,000 for a single occurrence. However, the Company continues to retain up to $1 million of loss exposure per occurrence for certain independent contractor and other non-trucking risks. Prior to June 1, 1998, the first $1 million of insured loss for a single occurrence was retained by the Company under treaty arrangements although this exposure was routinely reduced through the use of facultative reinsurance. The Company has reinsured exposure in excess of its applicable retention with several companies.

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of

        3

December 31, 1999.   Prior to the restructuring of the Company's reinsurance
treaties relating to trucking risks, effective June 1, 1998, reinsurance treaty arrangements had remained relatively constant since 1986. Prior to September 1, 1986, the Company's maximum exposure on a $10 million loss relating to its trucking insurance business ranged from $250,000 to approximately $2 million. The higher exposures were retained during periods when reasonably priced reinsurance was not available. Very few losses incurred during these periods, with the exception of environmental liability losses, remain unsettled at December 31, 1999.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence was $100,000 during 1999. Sagamore's retention under the workers' compensation product was $50,000 for a single occurrence.

The following table sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 1999, 1998 and 1997. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 7 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 1999.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)
                                                               Year Ended December 31,
                                                          1999           1998           1997
                                                      -----------    -----------    -----------
                                                                    (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    Beginning of the year                                $143,951       $151,493      $154,537

  Provision for losses and LAE:
    Continuing operations:
      Claims occurring during the current year             55,520         53,278        47,692
      Claims occurring during prior years                (10,609)       (10,741)        (7,838)
                                                         --------       --------       --------
                                                           44,911         42,537        39,854
  Losses and LAE payments:
    Continuing operations:
      Claims occurring during the current year             27,867         24,947        15,946
      Claims occurring during prior years                  30,215         25,088         26,934
                                                         --------       --------       --------
                                                           58,082         50,035        42,880

  Change in unpaid portion of uncollectible
    Amounts due from reinsurers                              (78)           (44)           (18)
                                                         --------       --------       --------
  Liability for losses and LAE at end of year             130,702        143,951       151,493

Reinsurance recoverable on unpaid losses
  at end of the year                                       42,771         50,481         45,702
                                                         --------       --------       --------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year            $173,473       $194,432       $197,195
                                                         ========       ========       ========

        4

The reconciliation on page 4 shows a $10.6 million (7.4%) savings in the liability for losses and LAE recorded at December 31, 1998 and compares to a one-year savings recognized in 1998 of $10.7 million. The net savings is reflected in 1999 underwriting income. All major coverage groups produced redundancies during each of the years 1999, 1998 and 1997. A more detailed discussion of reserve savings experienced in recent years is presented below.

The differences between the liability for losses and LAE reported in the accompanying 1999 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                         (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                        $131,754

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                        42,771
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                                          240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers               358

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                 (1,650)
                                                                                            --------

  Liability reported on a GAAP basis                                                        $173,473
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

The table on page 7 presents the development of GAAP balance sheet liabilities for each year-end 1989 through 1999, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1989 liability has developed a $29.1 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 4.

Historically, the Company's loss developments have been generally favorable. Reserve developments for all year-ends 1986 through 1998 have produced redundancies as of December 31, 1999. In addition to

        5
improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have had a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during much of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature. Recent developments, including raising of speed limits in many states and the lack of availability of qualified drivers, may reverse some of the trends noted during the past ten years. Additionally, the recent rise in diesel and gasoline prices may have a negative impact on incurred losses if smaller trucking operators begin to sacrifice maintenance and repairs in an effort to offset rising fuel costs.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 1999 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 4 and 7, suggest that the Company's insured selection process and the overall effect of improved safety programs and other positive influences on claim frequency and severity have more than offset the negative factors anticipated when reserves were established. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 7 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 1999, the Company had paid $122.3 million of losses and LAE that had been incurred, but not paid, as of December 31, 1989; thus an estimated $35.1 million in losses incurred through 1989 remain unpaid as of the current financial statement date ($157.4 million incurred less $122.3 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1992, but incurred in 1989, will be included in the cumulative development amount for years-end 1989, 1990, and 1991. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 1999 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

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

        6

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31   1989      1990      1991      1992      1993      1994      1995      1996      1997      1998      1999
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *      $186,517  $190,351  $198,790  $188,189  $175,395  $175,012  $161,001  $154,039  $151,013  $143,515  $130,345

Liability Reestimated
  as of:
    One Year Later      175,998   178,706   185,452   174,269   152,146   169,528   148,756   146,201   140,272   132,906
    Two Years Later     162,434   164,977   171,069   153,548   147,577   159,000   140,811   135,125   128,743
    Three Years Later   161,143   157,802   155,977   156,271   144,526   153,833   130,540   123,775
    Four Years Later    155,059   149,946   160,477   155,104   142,178   148,390   122,792
    Five Years Later    151,138   155,601   159,804   153,528   137,876   143,478
    Six Years Later     157,020   155,666   158,972   150,531   134,744
    Seven Years Later   158,430   155,038   157,976   147,992
    Eight Years Later   157,644   154,453   155,830
    Nine Years Later    157,970   153,051
    Ten Years Later     157,372

Cumulative Redundancy   $29,145   $37,300   $42,960   $40,197   $40,651   $31,534   $38,209   $30,264   $22,270   $10,609

Cumulative Amount of
  Liability Paid
    Through:
    One Year Later      $41,873   $40,939   $41,958   $38,511   $30,297   $45,005   $27,825   $26,934   $25,088   $30,214
    Two Years Later      69,330    63,689    68,706    59,494    58,969    67,219    43,016    43,280    43,311
    Three Years Later    81,291    81,746    83,413    82,122    71,375    76,248    55,515    55,834
    Four Years Later     95,857    92,313    98,331    91,794    77,702    85,096    62,740
    Five Years Later    103,035   103,190   104,915    96,617    82,792    90,331
    Six Years Later     111,017   107,579   109,174   100,299    87,316
    Seven Years Later   114,005   110,282   112,487   104,625
    Eight Years Later   116,357   113,080   116,461
    Nine Years Later    118,960   116,540
    Ten Years Later     122,292

* Amounts shown for 1989 through 1999 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $2,215, $818, $597, $611, $554, $542, $457, $498, $480, $436 and $358, respectively.

        7
environmental cases. During the five years ended December 31, 1998, the Company recorded a total of $12.0 million in losses incurred with respect to environmental claims. The settlement of several claims during 1999 resulted in a reduction to these incurred losses of $1.1 million, net of reinsurance. Incurred losses to date include a reserve for incurred but not reported losses and loss expenses of $5.0 million.

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

During the latter part of 1992, in the aftermath of Hurricane Andrew, property catastrophe reinsurance, which protects insurance companies from such disasters, became difficult to obtain and prices increased. In light of the favorable markets, Protective accepted retrocessions for catastrophe exposures from certain reinsurers on terms that are considered to be very favorable. While Protective will continue to participate in this market, as the result of the recent merger of certain reinsurers and less favorable pricing in the market, Protective's participation in retrocessions decreased in 1998 and again in 1999. Based on current market conditions, the Company expects that premium from reinsurance assumed will again decline during 2000.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard insureds. This program is currently being marketed in twelve midwestern and southern states with expansion into additional states during 2000 anticipated. Market acceptance to date has been favorable and approximately $33.3 million of premium was written in this line during 1999.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators with one to ten power units). This program was limited to a small geographic area composed of Midwestern states through

        8
the end of 1997. However, significant geographic expansion began during 1998 and continued during 1999. Future expansion into other states is anticipated during 2000. Approximately $7.8 million of premium was written in this program during 1999, an increase in excess of 45% from the prior year.

During 1997, Sagamore began marketing a small business workers' compensation product in Missouri. To date, growth in this product has been slow with premium written during 1999 of $1.0 million, approximately 11% greater than the prior year. The market for workers' compensation is currently among the most underpriced in the property/casualty industry. Until pricing returns to a level which would allow for the reasonable expectation of an underwriting profit, management does not expect premium volume from this division to increase significantly.

INVESTMENTS

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies emphasize relatively short-term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal.

At December 31, 1999 the financial statement value of the Company's investment portfolio was approximately $441 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                    December 31
                                                  1999         1998
                                               ---------    ---------
     Corporate and other bonds                    27.6%        23.5%
     Common stocks                                20.7         21.8
     Municipal bonds                              13.5         16.4
     U.S. Government obligations                  13.2         17.6
     Short-term and other investments             13.2         10.4
     Mortgage-backed securities                    8.0          8.8
     Preferred stocks                              3.8          1.5
                                               ---------    ---------
                                                 100.0%       100.0%
                                               =========    =========


The Company's concentration of invested assets in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in maturities in the portfolio during 1999.

MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)

                                                  1999         1998
                                               ---------    ---------
     Less than one year                           28.3%        23.9%
     1 to 5 years                                 50.8         50.2
     5 to 10 years                                13.2         17.2
     More than 10 years                            7.7          8.7
                                               ---------    ---------
                                                 100.0%       100.0%
                                               =========    =========
     Average life of portfolio
     (years)                                       4.3          4.6
                                               =========    =========

        9

Approximately $21.0 million of the fixed maturity portfolio (4.8% of total invested assets) consists of bonds rated as less than investment grade at December 31, 1999. The unrealized net loss on the fixed maturity portfolio was $5.6 million at December 31, 1999, before income taxes, and compares to a $3.9 million unrealized loss at December 31, 1998.

Equity securities comprise 32% of the financial statement value of the consolidated investment portfolio at December 31, 1999, essentially unchanged from the prior year-end. The unrealized gains on the equity security portfolio decreased $7.2 million to $45.5 million at December 31, 1999.

A comparison of consolidated investment yields is as follows:

                                                  1999         1998
                                                --------     --------
          Before federal tax:
             Investment income                     5.0%         5.0%
             Investment income plus realized
                investment gains                   6.4          5.7

          After federal tax:
             Investment income                     3.6          3.6
             Investment income plus realized
                investment gains                   4.5          4.0



EMPLOYEES

As of March 1, 2000, the Company had 268 employees, 260 of whom are engaged partially or wholly in the business of the Company's Insurance Subsidiaries. The decrease in employees from 293 at March 1, 1999 is due to greater efficiencies in operations of the Company's newer divisions and a leveling of private passenger automobile business during 1999.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

        11

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The Nasdaq Stock Marketr under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 1999, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 1999 and 1998, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                                    CASH
                                    CLASS A                   CLASS B             DIVIDENDS
                               HIGH         LOW           HIGH        LOW          DECLARED
                            ---------    ---------     ---------   ---------      ---------
Year ended December 31:
1999:
FOURTH QUARTER              $22  5/16     $19  3/4     $23 15/16   $19  5/8          $.10
THIRD QUARTER                22  3/8       20  1/4      23  7/8     20  3/16          .10
SECOND QUARTER               22  7/8       20           24  3/64    20  5/16          .10
FIRST QUARTER                25 11/16      20  3/4      26          20  3/16          .10

1998:
Fourth Quarter               23  1/2       20           25          18  1/2          $.10
Third Quarter                24  1/4       16  1/8      24          20  5/8           .10
Second Quarter               24            21           24          21  1/4           .10
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


        12

ITEM 6.  SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------------
                                                1999        1998         1997        1996         1995
                                             ----------  ----------   ----------  ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET PREMIUMS WRITTEN                          $ 72,033    $ 71,943     $ 69,575    $ 61,431    $ 63,065

NET PREMIUMS EARNED                             69,114      68,862       61,675      58,743      58,793

NET INVESTMENT INCOME                           18,891      19,060       18,442      19,580      20,161

REALIZED NET GAINS ON INVESTMENTS                5,625       2,855       17,338       6,860       6,210

LOSSES AND LOSS EXPENSES INCURRED               44,911      42,537       39,854      33,754      38,754

INCOME FROM CONTINUING OPERATIONS               18,616      16,895       24,446      21,334      20,594

NET INCOME                                      18,616      16,895       24,446      21,692      29,360

EARNINGS PER SHARE -- NET INCOME (1)              1.38        1.22         1.75        1.51        1.96

CASH DIVIDENDS PER SHARE                           .40         .40          .40         .36         .30

INVESTMENT PORTFOLIO (3)                       440,797     456,735      475,328     454,791     424,833

TOTAL ASSETS                                   530,677     544,369      557,015     526,460     512,225

SHAREHOLDERS' EQUITY                           284,783     288,592      293,963     273,122     247,008

BOOK VALUE PER SHARE (1)                         21.50       20.91        21.23       19.46       16.78

UNDERWRITING RATIOS (2):

   Losses and loss expenses                      65.0%       61.8%        64.6%       57.5%       65.9%

   Underwriting expenses                         29.6%       32.0%        33.3%       29.2%       28.0%

   Combined                                      94.6%       93.8%        97.9%       86.7%       93.9%


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

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have remained relatively low and yield curves have been essentially flat in recent years, the Company has not committed funds to longer term fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was 4.3 years and 4.6 years for 1999 and 1998, respectively. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 1999 included $35.9 million in short-term investments which are readily convertible to cash without market penalty and an additional $44.1 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions continue to produce inadequate rates and the Company chooses to further reduce volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 1999 were approximately 22% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Shareholders' equity decreased to $284.8 million at December 31, 1999, from $288.6 million at December 31, 1998, due predominantly to $11.8 million in treasury share purchases. The change in shareholders' equity also included a $5.6 million decline in unrealized net gains on investments and $5.4 million of cash dividends to shareholders. Book value per common share outstanding increased 3% to $21.50 at December 31, 1999 from $20.91 per share at December 31, 1998.

As more fully discussed in Note H to the consolidated financial statements, at December 31, 1999, $56.4 million, or 19.8% of shareholders' equity, represented net assets of the Company's insurance subsidiaries

        14
which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $11.0 million at December 31, 1999.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Direct premiums written for 1999 totaled $86.1 million, an increase of $8.2 million (10.6%) from 1998. This increase is primarily attributable to an increase in fleet trucking's independent contractor program of $4.1 million (24.6%) from 1998. Direct premium writings from small and large trucking fleet risks also increased by $2.4 million and $2.1 million, respectively. These increases were partially offset by a small decrease in the Company's private passenger automobile business where competitive pressures have increased. Increases in independent contractor premiums resulted from the addition of new accounts and volume increases on existing accounts. Large fleet trucking volume increases resulted primarily from the addition of new accounts and small fleet trucking premium increases were due primarily to geographic expansion.

Premiums assumed from other reinsurers decreased by $3.0 million (42.6%) to $4.0 million during 1999. This decrease is due to non-renewal of the Company's participation in voluntary property catastrophe retrocession pools during 1999 as pricing in this market continued to weaken.

Premiums ceded to reinsurers increased $5.7 million (44.9%) during 1999 to $18.3 million. The percentage of premiums ceded to direct premiums written increased to 21.3% for 1999 from 16.3% for 1998, as the Company's new reinsurance agreements for its fleet trucking products, effective June 1, 1998, were inforce for the full year. The new treaties provide for the Company to cede larger portions of its premium as well as the underlying risk.

After giving effect to changes in unearned premiums, net premiums earned increased .4% to $69.1 million for 1999 from $68.9 million for 1998. Net premiums earned from all trucking-related insurance products increased by $2.5 million (8.5%), including $2.2 million (59.7%) for small fleet trucking. Premiums earned from private passenger autobobile increased by $1.0 million. The above increases were offset by a $3.7 million decrease (43.8%) in voluntary reinsurance assumed premium during 1999.

Net investment income decreased by $.2 million (.9%) during 1999 due to lower average invested assets while overall pre-tax yields remained relatively unchanged from 1998. The average pre-tax yield on invested assets was 5.0% for both 1999 and 1998 and after-tax yields also remained unchanged at 3.6%. Investment expenses, which are netted directly against income, were relatively unchanged in 1999 and were 5.8% of gross investment income for both 1999 and 1998.

Realized net capital gains were $5.6 million in 1999 compared to $2.8 million for 1998. The current year net gain consisted of gains on equity securities and other investments of $7.8 million and $.2 million, respectively, and losses on fixed maturities of $2.3 million.

Losses and loss expenses incurred during 1999 increased $2.4 million (5.6%) to $44.9 million. The 1999 consolidated loss and loss expense ratio was 65.0% compared to 61.8% for 1998. The increase in the loss and loss expense ratio is primarily attributable to incurred loss development on discontinued products and residual market participation along with growth in the Company's small trucking fleet program, all of which is measured

        15
against a relatively unchanged consolidated premium base. Changes in the Company's remaining products were individually insignificant. Because of the high limits provided by the Company to its insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of comfort in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments in recent years may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to this favorable loss experience. However, due to the aforementioned changes in the Company's reinsurance structure for its large trucking fleets, whereby a smaller portion of the risk is retained, the impact of future loss developments on the loss and loss expense ratios may not be consistent with prior years.

Other operating expenses for 1999, before credits for allowances from reinsurers, increased $2.3 million (7.8%) to $31.8 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased $2.4 million (16.1%) from 1998. Personnel expense for 1999 was higher primarily as the result of accruals for equity appreciation rights, which represent a broad-based employee incentive program which is tied to changes in the Company's book value, in addition to regular annual payroll increases. Direct commission expense decreased $.9 million (11.0%) as the result of the decline in premiums from voluntary reinsurance assumed, partially offset by increases in premiums from Sagamore's small fleet and small business workers' compensation products. Ceding commission allowances from reinsurers increased $3.7 million (115.7%) resulting from new reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 29.6% during 1999 compared to 32.0% for 1998. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 27.5% for 1999 compared with 29.4% for 1998. Expenses for 1999 and 1998 include expenditures for Year 2000 (Y2K) compliance, as discussed more thoroughly elsewhere in this discussion. While it is not possible to precisely isolate Y2K expenditures from those for ongoing development of current product lines, management believes that amounts spent during 1999 for Y2K related issues were higher than expenditures during 1998.

The effective federal tax rate for consolidated operations for 1999 was 29.8%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income from consolidated operations for 1999 was $18.6 million compared to $16.9 million for 1998. Diluted earnings per share increased to $1.38 in 1999 from $1.22 in 1998 due primarily to the increase in realized gains on investments. Diluted earnings per share from operations before realized gains on investments was $1.11 in 1999 compared to $1.09 in 1998.


1998 COMPARED TO 1997
Direct premiums written for 1998 totaled $77.9 million, an increase of $11.9 million (17.9%) from 1997. This increase is primarily attributable to an increase in nonstandard private passenger automobile business of $10.3 million (43.6%) from 1997. Direct premium writings from small trucking fleet risks and fleet trucking's independent contractor program also increased by $2.2 million and $2.0 million, respectively. The new small business workers' compensation
program also generated $.5 million in new premium during 1998.   These increases
were partially offset by decreases in the remainder of the Company's trucking-related products. Market conditions for the Company's large and medium fleet trucking products continued to be competitive

        16
during 1998, resulting in further downward pressure on pricing. In addition, favorable claims development from expired retrospectively rated workers' compensation policies reduced direct premium by $1.0 million in 1998.

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

After giving effect to changes in unearned premiums, net premiums earned increased 11.7% to $68.9 million for 1998 from $61.7 for 1997. Net premiums earned from all trucking-related insurance products, including small fleet trucking, decreased by $3.9 million (11.5%). Premiums earned from voluntary reinsurance assumed decreased by $1.6 million. The above decreases were offset by a $12.9 million increase (74.9%) in private passenger automobile premium during 1998.

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

Realized net capital gains were $2.8 million in 1998 compared to $17.3 million for 1997. The current year net gain consisted of gains on equity securities and fixed maturities of $2.9 million and $.2 million, respectively, and losses on other investments of $.3 million. The lower realized net capital gains during 1998 reflect the realization of losses on several under-performing issues which were sold during the year.

Losses and loss expenses incurred during 1998 increased $2.7 million (6.7%) to $42.5 million. The 1998 consolidated loss and loss expense ratio was 61.8% compared to 64.6% for 1997. Losses and loss expenses incurred for 1998 included adverse development on environmental liability claims of $1.1 million relating to policies written in the 1970's. The Company has established provisions for incurred but not reported environmental losses at December 31, 1998 which are believed to be sufficient to cover all anticipated exposure. Adjusted for the development on environmental liability claims, the consolidated loss and loss expense ratio for 1998 was 60.2%. The decrease in the loss and loss expense ratio is principally attributable to an increase in the savings realized on the closing of prior year claims during 1998 as compared to 1997. These savings related predominantly to the Company's trucking and trucking-related business. See comments in the discussion of operations for 1999 compared to 1998 regarding the development of prior year loss reserves.

Other operating expenses for 1998, before credits for allowances from reinsurers, increased $5.1 million (21.0%) to $29.5 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, were essentially unchanged from 1997 levels despite a net 26% increase in the number of employees during the year, attributable to the expansion of the Company's new products. Salary expense for 1998 was reduced as the result of lower accruals for equity appreciation rights which represent a broad-based employee incentive program which is tied to changes in the Company's book value. Direct commission

        17
expense increased $1.9 million (32.2%) as the result of increases in premiums from Sagamore's personal automobile, small fleet and small business workers' compensation products. These increases were partially offset by the decrease in voluntary reinsurance assumed from catastrophe pools. Allowances from reinsurers increased $2.4 million (325.3%) resulting from new reinsurance agreements entered into in 1998 which provide ceding commissions to Protective on its fleet trucking business. Previous reinsurance treaties covering Protective's fleet trucking business carried no ceding commission. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 32.0% during 1998 compared to 33.3% for 1997. Including the agency operations, which absorbed a portion of the development costs for the Company's new products, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 29.4% for 1998 compared with 28.9% for 1997. Expenses for 1998 and 1997 include expenditures for Year 2000 (Y2K) compliance, as discussed more thoroughly elsewhere in this discussion. While it is not possible to precisely isolate Y2K expenditures from those for ongoing development of current product lines, management believes that amounts spent during 1998 for Y2K related issues were higher than expenditures during 1997.

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

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $7.7 million and $10.2 million were recorded at December 31, 1999 and 1998, respectively. The net deferred tax liability at December 31, 1999 included $5.0 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $5.9 million in special tax deposits at December 31, 1998. Adjusted for the special deposits, a net deferred tax liability of $12.7 million was recorded at December 31, 1999 compared to a net deferred tax liability of $16.1 million at December 31, 1998. The decrease in deferred federal taxes payable is primarily attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $5.0 million have been paid in connection with this election.

        18

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

IMPACT OF THE YEAR 2000

In prior years, the Company discussed the nature and progress of its preparedness plans for the year 2000. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs associated with the Year 2000 effort were not significant to the Company's operations during 1999. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 1999 was $139.3 million or approximately 32% of invested assets, including money market instruments classified as cash. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, are the most important feature.

The Company's fixed maturity portfolio totaled $250.4 million at December 31, 1999 and is heavily weighted toward U. S. government and government agency obligations and state and municipal debt securities. Over 79% of this portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 4.3 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

The Company's exposure to foreign currency risk is not material.

        19

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


        20

                           ANNUAL REPORT ON FORM 10-K





               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 1999

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA



        21

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and retained earnings, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 2, 2000


        22

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                          December 31
                                                                   -------------------------
                                                                      1999           1998
                                                                   ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                $ 250,386      $ 268,309
    Equity securities                                                 139,300        148,060
    Short-term and other                                               32,467         22,448
                                                                    ---------      ---------
                                                                      422,153        438,817

Cash and cash equivalents                                              20,115         16,955
Accounts receivable--less allowance
   (1999, $1,072; 1998, $943)                                          24,991         20,056
Accrued investment income                                               3,697          4,068
Reinsurance recoverable                                                44,825         52,753
Deferred policy acquisition costs                                       3,851          3,245
Current federal income taxes                                              764            757
Property and equipment--less accumulated depreciation
    (1999, $5,537; 1998, $3,972)                                        6,894          6,253
Other assets                                                            3,387          1,465
                                                                    ---------      ---------
                                                                    $ 530,677      $ 544,369
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                        $ 173,473      $ 194,432
    Unearned premiums                                                  24,432         22,208
                                                                    ---------      ---------
                                                                      197,905        216,640

Reinsurance payable                                                    11,536         11,522
Accounts payable and other liabilities                                 28,753         17,430
Deferred federal income taxes                                           7,700         10,185
                                                                    ---------      ---------
                                                                      245,894        255,777
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 1999, 2,325,554 shares;
           1998, 2,388,454 shares                                         124            127
       Class B -- authorized 20,000,000 shares;
           outstanding -- 1999, 10,837,393 shares;
           1998, 11,302,496 shares                                        578            603
    Additional paid-in capital                                         39,663         41,328
    Unrealized net gains on investments                                24,711         30,311
    Retained earnings                                                 219,707        216,223
                                                                    ---------      ---------
                                                                      284,783        288,592
                                                                    ---------      ---------
                                                                    $ 530,677      $ 544,369
                                                                    =========      =========


See notes to consolidated financial statements.

        23

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Baldwin & Lyons, Inc. and Subsidiaries



                                                                               Year Ended December 31
                                                                   ---------------------------------------------
                                                                         1999           1998           1997
                                                                     ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                               $   69,114     $   68,862    $   61,675
    Net investment income                                                 18,891         19,060        18,442
    Realized net gains on investments                                      5,625          2,855        17,338
    Commissions, service fees and other income                             2,772          1,806         1,655
                                                                      ----------     ----------    ----------
                                                                          96,402         92,583        99,110
EXPENSES:
    Losses and loss expenses incurred                                     44,911         42,537        39,854
    Other operating expenses                                              24,985         26,339        23,633
                                                                      ----------     ----------    ----------
                                                                          69,896         68,876        63,487
                                                                      ----------     ----------    ----------
INCOME BEFORE FEDERAL INCOME TAXES                                        26,506         23,707        35,623

Federal income taxes                                                       7,890          6,812        11,177
                                                                      ----------     ----------    ----------
NET INCOME                                                                18,616         16,895        24,446

Retained earnings at beginning of year                                   216,223        206,258       191,806
Cash dividends (per share - $.40 per year)                               (5,365)        (5,488)        (5,508)
Cost of treasury shares in excess of original issue proceeds             (9,946)        (1,140)        (4,283)
Foreign exchange adjustment                                                  179          (302)          (203)
                                                                      ----------     ----------    ----------
RETAINED EARNINGS AT END OF YEAR                                       $ 219,707      $ 216,223     $ 206,258
                                                                      ==========     ==========    ==========

PER SHARE DATA:
DILUTED:
    Income before realized net gains                                    $   1.11        $  1.09       $   .94
    Realized net gains on investments                                        .27            .13           .81
                                                                      ----------     ----------    ----------
NET INCOME                                                              $   1.38        $  1.22       $  1.75
                                                                      ==========     ==========    ==========

BASIC:
    Income before realized net gains                                    $   1.12        $  1.10       $   .95
    Realized net gains on investments                                        .27            .13           .82
                                                                      ----------     ----------    ----------
NET INCOME                                                              $   1.39        $  1.23       $  1.77
                                                                      ==========     ==========    ==========

See notes to consolidated financial statements.

        24

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries



                                                                         1999           1998           1997
                                                                     ------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                  $ 216,223      $ 206,258      $ 191,806
    Unrealized gains on investments                                       30,311         45,614         38,472
                                                                      ----------     ----------     ----------
                                                                         246,534        251,872        230,278

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                            18,616         16,895         24,446

    Gains (losses) on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                   (2,991)       (20,688)        28,326
        Federal income taxes                                              (1,047)        (7,241)         9,914
                                                                      ----------     ----------     ----------
                                                                          (1,944)       (13,447)        18,412

        Gains realized during period included in net income,
            before federal income taxes                                   (5,625)        (2,855)       (17,338)
        Federal income taxes                                              (1,969)          (999)        (6,068)
                                                                      ----------     ----------     ----------
                                                                          (3,656)        (1,856)       (11,270)
                                                                      ----------     ----------     ----------

        Change in unrealized gains on investments                         (5,600)       (15,303)         7,142

    Foreign exhange adjustment                                               179           (302)          (203)
                                                                      ----------     ----------     ----------

TOTAL REALIZED AND UNREALIZED INCOME                                      13,195          1,290         31,385

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                   (5,365)        (5,488)        (5,508)
    Cost of treasury shares in excess of original issue proceeds          (9,946)        (1,140)        (4,283)
                                                                      ----------     ----------     ----------
                                                                         (15,311)        (6,628)        (9,791)
                                                                      ----------     ----------     ----------
TOTAL CHANGES                                                             (2,116)        (5,338)        21,594
                                                                      ----------     ----------     ----------

BALANCES AT END OF YEAR:
    Retained earnings                                                    219,707        216,223        206,258
    Unrealized gains on investments                                       24,711         30,311         45,614
                                                                      ----------     ----------     ----------
                                                                       $ 244,418      $ 246,534      $ 251,872
                                                                      ==========     ==========     ==========

See notes to consolidated financial statements.

        25

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                                         Year Ended December 31
                                                                             ---------------------------------------------
                                                                                   1999           1998           1997
                                                                               ------------   ------------   ------------
                                                                                         (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                     $ 18,616       $ 16,895      $ 24,446
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                         (2,711)          4,800           484
         Change in accrued investment income                                           371            (22)          (158)
         Change in losses and loss expenses and reinsurance recoverable            (13,030)        (8,240)        (3,192)
         Change in other assets, other liabilities and current income taxes          2,237         (2,173)        (2,424)
         Amortization of net policy acquisition costs                                1,716          5,945          5,742
         Net policy acquisition costs deferred                                      (2,323)        (6,668)        (6,839)
         Provision for deferred income taxes                                           530          2,176          1,670
         Bond amortization                                                             384            217            372
         Loss on sale of property                                                       19             28              3
         Depreciation                                                                1,845          1,311            995
         Net realized gain on investments                                           (5,771)        (2,701)       (17,538)
         Compensation expense related to discounted stock options                      140            135             78
                                                                                ----------     ----------     ----------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES          2,023         11,703          3,639

INVESTING ACTIVITIES
   Purchases of long-term investments                                             (143,309)      (196,774)      (237,473)
   Proceeds from maturities                                                         55,746         92,774        102,065
   Proceeds from sales of fixed maturities                                          23,485         21,785         10,956
   Proceeds from sales of equity securities                                         84,441         80,487        138,428
   Net proceeds from sales (purchases) of short-term investments                   (8,263)         (6,801)         3,308
   Distributions from limited partnerships                                             157            600            366
   Purchases of property and equipment                                              (2,836)        (3,553)        (2,027)
   Proceeds from disposals of property and equipment                                   332            128            121
                                                                                ----------     ----------     ----------
                        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          9,753        (11,354)        15,744

FINANCING ACTIVITIES
   Dividends paid to shareholders                                                   (5,365)        (5,488)        (5,508)
   Proceeds from sale of common stock                                                   15             40              1
   Drawing on line of credit                                                         8,528              -              -
   Cost of treasury shares                                                         (11,794)        (1,348)        (5,116)
                                                                                ----------     ----------     ----------
                                      NET CASH USED IN FINANCING ACTIVITIES         (8,616)        (6,796)       (10,623)
                                                                                ----------     ----------     ----------
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,160         (6,447)         8,760
Cash and cash equivalents at beginning of year                                      16,955         23,402         14,642
                                                                                ----------     ----------     ----------
                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 20,115       $ 16,955       $ 23,402
                                                                                ==========     ==========     ==========

See notes to consolidated financial statements.

        26

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

RESERVES FOR LOSSES AND LOSS EXPENSES: The reserves for losses and loss expenses, certain of which are discounted, are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year end. These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserves for losses and loss expenses are adequate. The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

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

        27

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

        28

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                         Cost or         Gross          Gross           Net
                                                            Fair        Amortized      Unrealized     Unrealized     Unrealized
                                                           Value           Cost          Gains          Losses         Gains
                                                        -----------    -----------    -----------    -----------    -----------
1999:
   U. S. government obligations                           $  52,169      $  53,091      $       3      $    (925)     $    (922)
   Mortgage-backed securities                                32,074         32,350            178           (454)          (276)
   Obligations of states and political subdivisions          54,496         54,643            107           (254)          (147)
   Corporate securities                                     111,647        115,872            225         (4,450)        (4,225)
                                                          ---------      ---------      ---------      ---------      ---------
      Total fixed maturities                                250,386        255,956            513         (6,083)        (5,570)
   Equity securities                                        139,300         93,768         56,159        (10,627)        45,532
   Short-term and other                                      32,467         34,412            555         (2,500)        (1,945)
                                                          ---------      ---------      ---------      ---------      ---------
      Total available-for-sale securities                 $ 422,153      $ 384,136      $  57,227      $ (19,210)        38,017
                                                          =========      =========      =========      =========

                                                                                 Applicable federal income taxes        (13,306)
                                                                                                                      ---------
                                                                               Net unrealized gains - net of tax      $  24,711
                                                                                                                      =========
1998:
   U. S. government obligations                           $  72,442      $  72,012      $     489      $     (59)     $     430
   Mortgage-backed securities                                36,295         36,004            311            (20)           291
   Obligations of states and political subdivisions          68,319         67,370            956             (7)           949
   Corporate securities                                      91,253         96,808          1,245         (6,800)        (5,555)
                                                          ---------      ---------      ---------      ---------      ---------
      Total fixed maturities                                268,309        272,194          3,001         (6,886)        (3,885)
   Equity securities                                        148,060         95,332         64,452        (11,724)        52,728
   Short-term and other                                      22,448         24,659            444         (2,655)        (2,211)
                                                          ---------      ---------      ---------      ---------      ---------
      Total available-for-sale securities                 $ 438,817      $ 392,185      $  67,897      $ (21,265)        46,632
                                                          =========      =========      =========      =========

                                                                                 Applicable federal income taxes        (16,321)
                                                                                                                      ---------

                                                                               Net unrealized gains - net of tax      $  30,311
                                                                                                                      =========

        29

Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                                    1999           1998          1997
                                                                -----------    -----------   -----------
Fixed maturities:
   Gains                                                         $      220     $      224    $      317
   Losses                                                            (2,564)           (21)         (199)
                                                                 ----------     ----------    ----------
      Net gains (losses)                                             (2,344)           203           118

Equity securities:
   Gains                                                             17,747          9,779        20,836
   Losses                                                            (9,953)        (6,855)       (2,633)
                                                                 ----------     ----------    ----------
      Net gains                                                       7,794          2,924        18,203

Short-term and other - net gain (loss)                                  175           (272)         (983)
                                                                 ----------     ----------    ----------

                                             TOTAL NET GAINS     $    5,625     $    2,855    $   17,338
                                                                 ==========     ==========    ==========



The fair values and the cost or amortized cost of fixed maturity investments at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are determined on a specific identification basis.

                                                   Fair Values                             Cost or Amortized Cost
                                     ---------------------------------------      ---------------------------------------
                                      Mortgage-                     Total          Mortgage-                     Total
                                        Backed                      Fixed            Backed                      Fixed
                                      Securities    All Other     Maturities       Securities    All Other     Maturities
                                      ----------    ----------    ----------       ----------    ----------    ----------
One year or less                       $       -     $  44,105     $  44,105        $       -     $  44,124     $  44,124
Excess of one year to five years          10,872       133,238       144,110           10,909       137,412       148,321
Excess of five years to ten years          8,776        27,152        35,928            8,711        27,939        36,650
Excess of ten years                       12,426         9,086        21,512           12,730         9,379        22,109
                                      ----------    ----------    ----------       ----------    ----------    ----------
   Total maturities                       32,074       213,581       245,655           32,350       218,854       251,204
Redeemable preferred stock                     -         4,731         4,731                -         4,752         4,752
                                      ----------    ----------    ----------       ----------    ----------    ----------
                                       $  32,074     $ 218,312     $ 250,386        $  32,350     $ 223,606     $ 255,956
                                      ==========    ==========    ==========       ==========    ==========    ==========

Major categories of investment income for the years ended December 31 are summarized as follows:

                                                1999           1998           1997
                                            -----------    -----------    -----------
Fixed maturities                              $  15,785      $  15,901      $  16,193
Equity securities                                 2,608          2,210          1,729
Money market funds                                1,089          1,517          1,208
Short-term and other                                565            611            532
                                              ---------      ---------      ---------
                                                 20,047         20,239         19,662
Investment expenses                              (1,156)        (1,179)        (1,220)
                                              ---------      ---------      ---------
                 NET INVESTMENT INCOME        $  18,891      $  19,060      $  18,442
                                              =========      =========      =========

Approximately 27% of purchases and 44% of sales of investments during the three years ended December 31, 1999 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $614, $590 and $604 in 1999, 1998 and 1997, respectively.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

        30

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                    Year Ended December 31,
                                                               1999           1998           1997
                                                           -----------    -----------    -----------
Reserves at the beginning of the year                         $143,951       $151,493       $154,537

Provision for losses and loss expenses:
   Claims occurring during the current year                     55,520         53,278         47,692
   Claims occurring during prior years                         (10,609)       (10,741)        (7,838)
                                                             ---------      ---------      ---------
      Total incurred                                            44,911         42,537         39,854

Loss and loss expense payments:
   Claims occurring during the current year                     27,867         24,947         15,946
   Claims occurring during prior years                          30,215         25,088         26,934
                                                             ---------      ---------      ---------
      Total paid                                                58,082         50,035         42,880

Change in unpaid portion of uncollectible
    amounts due from reinsurers                                    (78)           (44)           (18)
                                                             ---------      ---------      ---------
Reserves at the end of the year                                130,702        143,951        151,493

Reinsurance recoverable on reserves at the end of the year      42,771         50,481         45,702
                                                             ---------      ---------      ---------
Reserves, gross of reinsurance
    recoverables, at the end of the year                      $173,473       $194,432       $197,195
                                                             =========      =========      =========


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 1998, 1997 and 1996 were decreased by $10,609, $10,741 and $7,838, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 1999 and 1998, on reserves outstanding at December 31, 1998 and 1997 included decreases of $1,082 and increases of $1,070, respectively, for incurred losses and loss expenses related to environmental damage claims. Reported cases relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Included in the above amounts are reserves for incurred but not reported environmental losses of $5,000 at both December 31, 1999 and 1998. Adjusted for environmental claims, management believes that the more favorable than anticipated experience may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. These trends were considered in the establishment of the Company's reserves at December 31, 1999.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 1999 and 1998, loss reserves have been reduced by approximately $5,553 and $5,272, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $2,363 and $1,700 at December 31, 1999 and 1998, respectively.

        31

NOTE D - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 1999, 1998 and 1997 were $620, $615 and $585, respectively.

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          1999           1998
                                                      -----------    -----------
Deferred tax liabilities:
   Unrealized gain on investments                       $  13,306      $  16,878
   Limited partnerships                                     2,007          1,967
   Deferred acquisition costs                               1,351          1,177
   Salvage and subrogation                                    578            595
   Other                                                      598            380
                                                        ---------      ---------
      Total deferred tax liabilities                       17,840         20,997
                                                        ---------      ---------

Deferred tax assets:
   Discounts of loss and loss expense reserves              5,049          5,875
   Deferred compensation                                    2,433          2,326
   Unearned premiums                                        1,707          1,503
   Other                                                      951          1,108
                                                        ---------      ---------
      Total deferred tax assets                            10,140         10,812
                                                        ---------      ---------
      Net deferred tax liabilities                      $   7,700      $  10,185
                                                        =========      =========

Federal income tax expense consists of the following:
                                                          1999           1998           1997
                                                      -----------    -----------    -----------
Taxes on income from operations:
   Current                                              $   7,360      $   4,636      $   9,507
   Deferred                                                   530          2,176          1,670
                                                        ---------      ---------      ---------
                                                        $   7,890      $   6,812      $  11,177
                                                        =========      =========      =========



A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                          1999           1998           1997
                                                      -----------    -----------    -----------
Statutory federal income rate applied to
   pretax income from continuing operations             $   9,277      $   8,297      $  12,468
Tax effect of (deduction):
   Tax-exempt investment income                            (1,337)        (1,374)        (1,219)
   Other                                                      (50)          (111)           (72)
                                                        ---------      ---------      ---------
Federal income tax expense                              $   7,890      $   6,812      $  11,177
                                                        =========      =========      =========

        32

The components of the provision for deferred federal income taxes are as follows:

                                                         1999            1998           1997
                                                     -----------     -----------    -----------
Discounts of loss and loss expense reserves            $     826       $     335      $     821
Limited partnerships                                          40             643          1,324
Deferred compensation                                       (107)          1,191           (170)
Other                                                       (229)              7           (305)
                                                       ---------       ---------      ---------
         PROVISION FOR DEFERRED FEDERAL INCOME TAX     $     530       $   2,176      $   1,670
                                                       =========       =========      =========


Cash flows related to federal income taxes paid, net of refunds received, for 1999, 1998 and 1997 were $7,367, $6,533 and $7,800, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $5,049 of deferred tax assets at December 31, 1999 arising from loss reserve discounting is assured based on Section 847 of the Internal Revenue Code.

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

Net premiums earned for 1999, 1998 and 1997 have been reduced by reinsurance ceded premiums of approximately $19,037, $12,337 and $8,091, respectively. Net losses and loss expenses incurred for 1999 have been increased by net savings on reinsured claims of $655. Net losses and loss expenses incurred for 1998 and 1997 have been reduced by reinsurance recoveries of approximately $10,255 and $11,155, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts. Net premiums earned for 1999, 1998 and 1997 include approximately $4,981, $8,338 and $10,609, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools.

Components of reinsurance recoverable at December 31 are as follows:

                                                          1999           1998
                                                      -----------    -----------
Paid losses and loss expenses                           $   2,013      $   1,537
Unpaid losses and loss expenses                            42,771         50,481
Unearned premiums                                              41            735
                                                        ---------      ---------
                                                        $  44,825      $  52,753
                                                        =========      =========

NOTE G - OTHER OPERATING EXPENSES

Details of other operating expenses are as follows:
                                                               Years Ended December 31
                                                          1999           1998           1997
                                                      -----------    -----------    -----------
Amortization of deferred policy acquisition costs       $   8,538      $   9,108      $   6,486
Other underwriting expenses                                12,162         11,263          8,314
Expense allowances from reinsurers                         (6,822)        (3,163)          (744)
                                                        ---------      ---------      ---------
                       TOTAL UNDERWRITING EXPENSES         13,878         17,208         14,056
Operating expenses of non-insurance companies              11,107          9,131          9,577
                                                        ---------      ---------      ---------
                    TOTAL OTHER OPERATING EXPENSES      $  24,985      $  26,339      $  23,633
                                                        =========      =========      =========

        33

NOTE H - SHAREHOLDERS' EQUITY

Changes in common stock outstanding and additional paid-in capital are as follows:

                                                    Class A                  Class B           Additional
                                            -----------------------  -----------------------    Paid-in
                                               Shares      Amount       Shares      Amount      Capital
                                             ----------  ----------   ----------  ----------   ----------
Balance at January 1, 1997                    2,444,329       $ 130   11,515,145       $ 614     $ 42,100
   Discounted stock options issued                    -           -            -           -           78
   Discounted stock options exercised                 -           -        4,314           -            1
   Treasury shares purchased                    (46,975)         (2)    (227,014)        (12)        (818)
                                             ----------  ----------   ----------  ----------   ----------
Balance at December 31, 1997                  2,397,354         128   11,292,445         602       41,361
   Discounted stock options issued                    -           -            -           -          135
   Discounted stock options exercised                 -           -       67,475           4           36
   Treasury shares purchased                     (8,900)         (1)     (57,424)         (3)        (204)
                                             ----------  ----------   ----------  ----------   ----------
Balance at December 31, 1998                  2,388,454         127   11,302,496         603       41,328
   Discounted stock options issued                    -           -            -           -          139
   Discounted stock options exercised                 -           -       45,297           2           13
   Treasury shares purchased                    (62,900)         (3)    (510,400)        (27)      (1,817)
                                             ----------  ----------   ----------  ----------   ----------
Balance at December 31, 1999                  2,325,554       $ 124   10,837,393       $ 578     $ 39,663
                                             ==========  ==========   ==========  ==========   ==========


The Company's Class A and Class B common stock has a stated value of approximately $.05. During 1997, purchases of treasury stock included 96,214 shares from officers and directors for $1,850 at prices based upon the midpoint between the bid and ask prices on the date of purchase.

Shareholders' equity at December 31, 1999 includes $285,625 representing GAAP shareholder's equity of insurance subsidiaries, of which $40,493 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $188,756 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $18,212, $18,396 and $24,895 for 1999, 1998 and 1997, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $270,948 and $256,290 at December 31, 1999 and 1998, respectively.


NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                1999        1998         1997
                                            ----------- -----------  -----------
Average shares outstanding
   for basic earnings per share              13,393,357  13,719,728   13,776,881

Dilutive effect of options                      127,615     146,448      192,371
                                            ----------- -----------  -----------
Average shares outstanding
   for diluted earnings per share            13,520,972  13,866,176   13,969,252
                                            =========== ===========  ===========


No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. The market value options, discussed in Note K, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company's stock.

        34

NOTE J  - REPORTABLE SEGMENTS
The Company and its consolidated subsidiaries market and underwrite casualty insurance in three major speciality areas (reportable segments): (1) fleet trucking, (2) non-standard private passenger automobile and (3) the assumption of reinsurance. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The non-standard private passenger automobile segment provides motor vehicle liability and physical damage coverage to individuals. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

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

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                        Non-standard
                                                          Private       Voluntary
                                            Fleet        Passenger     Reinsurance
                                           Trucking      Automobile      Assumed       All Other        Totals
                                         ------------   ------------   ------------   ------------   ------------
1999:
Direct and assumed premium written        $    44,013    $    33,339    $     4,015    $     9,009    $    90,376
Net premium earned and fee income              26,877         32,467          4,751          6,872         70,967
Underwriting gain (loss)                        9,211           (284)         1,647         (1,041)         9,533

1998:
Direct and assumed premium written             37,714         33,919          6,994          5,974         84,601
Net premium earned and fee income              26,599         30,738          8,457          4,180         69,974
Underwriting gain (loss)                        6,325         (1,301)         2,839            242          8,105

1997:
Direct and assumed premium written             38,865         23,625         11,307          3,942         77,739
Net premium earned and fee income              31,609         17,832         10,035          3,145         62,621
Underwriting gain (loss)                        3,947           (164)         1,444             54          5,281

        35

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from operations before federal income taxes, respectively.

                                                1999        1998         1997
                                            ----------- -----------  -----------
REVENUE:
Net premium earned and fee income            $   70,967  $   69,974   $   62,621
Net investment income                            18,891      19,060       18,442
Realized net gains on investments                 5,625       2,855       17,338
Other income                                        919         694          709
                                             ----------  ----------   ----------
               Total consolidated revenue    $   96,402  $   92,583   $   99,110
                                             ==========  ==========   ==========

                                                1999        1998         1997
                                            -----------  -----------  -----------
PROFIT:
Underwriting gain                            $    9,533  $    8,105   $    5,281
Net investment income                            18,891      19,060       18,442
Realized net gains on investments                 5,625       2,855       17,338
Corporate expenses                               (7,543)     (6,313)      (5,438)
                                             ----------  ----------   ----------
                  Income from operations
              before federal income taxes    $   26,506  $   23,707   $   35,623
                                             ==========  ==========   ==========


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $22,301, $18,436 and $19,278 of the Company's consolidated revenue in 1999, 1998 and 1997, respectively.

NOTE K - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 1999, 1998 or 1997. At December 31, 1999 there were 136,229 shares (Class A) and 375,766 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,050,000 shares of Class B common stock for the granting of stock options to employees and directors. Discounted options granted to employees are generally exercisable immediately while discounted options granted to directors are generally not exercisable for one year from the date of grant. During 1997, the Company granted 497,000 market value options, of which 476,000 remained outstanding at December 31, 1999. These options become exercisable in one-third increments on the first, second and third anniversary of the date of grant, assuming continued employment with the Company of the optionee. 21,000 of said options were forfeited during 1999. All options expire ten years after the date of grant.

        36

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     1999                          1998                          1997
                                          --------------------------    --------------------------    --------------------------
                                                          Weighted                      Weighted                     Weighted
                                                          Average                       Average                       Average
                                                          Exercise                      Exercise                     Exercise
                                           Options         Price         Options         Price         Options         Price
                                         -----------    -----------    -----------    -----------    -----------    -----------
Outstanding at beginning of year             631,974      $  20.376        693,221    $    18.625        196,329        $  .569

Granted:
   At exercise prices equaling market              -              -              -              -        497,000         25.750
   At exercise prices below market             6,571          1.000          6,228          1.000          4,206           .679
Exercised                                     45,297           .333         67,475           .590          4,314           .333
Forfeited                                     21,000         25.750              -              -              -              -
                                          ----------                    ----------                    ----------
Outstanding at end of year                   572,248         21.537        631,974         20.376        693,221         18.625

Exercisable at end of year                   407,010         20.226        294,413         14.739        192,015           .575

Weighted average fair value
   of options granted during the year:
   At exercise prices equaling market              -              -              -              -        497,000          8.950
   At exercise prices below market             6,571         21.242          6,228         21.682          4,206         18.561

The fair value of the market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Acounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, 1999 and 1998 net income and earnings per share would each have been reduced by $975 and $.07, respectively, related to the issuance of 1997 market value options. The effect on 1997 earnings resulting from the issuance of these options would not have been material.

Exercise prices for options outstanding as of December 31, 1999 were $.33, $1.00 or $25.75. The weighted-average remaining contractual life of options exercisable at either $.33 or $1.00 is 5.5 years with a weighted-average exercise price of $.68. The remaining contractual life of options exercisable at $25.75 is 8 years. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $140, $135 and $78 for 1999, 1998 and 1997, respectively.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                             Results by Quarter
                                            -----------------------------------------------------------------------------------
                                                               1999                                      1998
                                             ----------------------------------------  ----------------------------------------
                                                1st       2nd       3rd       4th         1st       2nd       3rd       4th
                                             --------- --------- --------- ---------   --------- --------- --------- ---------
Net premiums earned                           $15,985   $17,705   $17,749   $17,675      $16,985   $18,855   $17,293  $15,729
Net investment income                           4,668     4,628     4,604     4,991        4,623     4,612     4,754    5,071
Realized net gains (losses) on investments      2,645       853     3,899    (1,772)       2,339     2,285       917   (2,686)
Losses and loss expenses incurred              10,960    11,672    10,492    11,787       10,722    10,810    10,521   10,484

Net income                                      4,959     4,315     6,685     2,657        4,716     5,621     4,865    1,693

Per share - diluted:
   Net income                                  $  .36    $  .32    $  .50    $  .20       $  .34    $  .41    $  .35   $  .12

        37

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                Served in
                                                                              Such Capacity
           Name               Age                   Title                         Since
-------------------------    -----    ----------------------------------       ------------
Gary W. Miller                 59      Chairman, President and CEO                1983 (1)
G. Patrick Corydon             51      Vice President and Treasurer               1979
Joseph J. DeVito               48      Vice President                             1986
James W. Good                  56      Vice President                             1980
James E. Kirschner             54      Vice President and Secretary               1977 (2)

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

        38

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Auditors) are submitted in Item 8 of this report.

          Consolidated Balance Sheets - December 31, 1999 and 1998

          Consolidated Statements of Income and Retained Earnings - Years ended
              December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Equity Other Than Capital -
              Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows - Years ended December 31,
              1999, 1998 and 1997

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

        39

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


                         EXHIBIT 3(ii)--
                         By-Laws of Baldwin & Lyons, Inc., as restated Incorporated as an exhibit by reference to Exhibit
                         (ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)


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

        40

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




(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 1999.


(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted on pages 42 through 46 of this report.

        41

                          SCHEDULE I -- SUMMARY OF INVESTMENTS-
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                         FORM 10-K - YEAR ENDED DECEMBER 31, 1999


                          BALDWIN & LYONS, INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------
                Column A                      Column B            Column C            Column D
---------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
                                                                                     Amount At
                                                                                    Which Shown
                                                                    Fair           In The Balance
           Type of Investment                   Cost               Value             Sheet (A)
--------------------------------------     --------------      --------------      --------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                              $  53,091           $  52,169           $  52,169
    Mortgage backed securities                    32,350              32,074              32,074
    States, municipalities and
      political subdivisions                      54,643              54,496              54,496
    Public utilities                               9,490               9,364               9,364
    All other corporate bonds                    101,630              97,552              97,552
  Redeemable preferred stock                       4,752               4,731               4,731
                                             -----------         -----------         -----------
                  Total fixed maturities         255,956             250,386             250,386

Equity Securities:
  Common Stocks:
    Banks, trust and insurance
      companies                                   21,627              34,173              34,173
    Industrial, miscellaneous
      and all other                               61,643              95,360              95,360
  Nonredeemable preferred stocks                  10,498               9,767               9,767
                                             -----------         -----------         -----------
                 Total equity securities          93,768             139,300             139,300

Short-term and Other:
  Certificates of deposit                          1,862               1,862               1,862
  Commercial paper                                15,405              15,405              15,405
  Other long-term investments                     17,145              15,200              15,200
                                             -----------         -----------         -----------
              Total short-term and other          34,412              32,467              32,467
                                             -----------         -----------         -----------
                       Total investments       $ 384,136           $ 422,153           $ 422,153
                                             ===========         ===========         ===========

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

        42

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                    FORM 10-K - YEAR ENDED DECEMBER 31, 1999

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------------
      Column A     Column B    Column C   Column D   Column E   Column F    Column G   Column H   Column I   Column J    Column K
---------------------------------------------------------------------------------------------------------------------------------
                               As of December 31,                                   Year Ended December 31,
                 ---------------------------------------------  ----------------------------------------------------------------
                               Reserves
                              for Unpaid              Other                          Benefits,  Amortization
                   Deferred     Claims                Policy                           Claims,  of Deferred
                    Policy    and Claim             Claims and    Net         Net     Losses and   Policy     Other        Net
                 Acquisition  Adjustment  Unearned   Benefits   Premium    Investment SettlementAcquisition Operating    Premiums
      Segment       Costs      Expenses   Premiums   Payable     Earned      Income    Expenses    Costs     Expenses    Written
----------------- ----------  ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------  ----------
                                                                              (A)        (A)                 (A)  (B)
Property/Casualty
 Insurance

    1999           $   3,851   $ 173,473  $  24,432       ---    $ 69,114   $  18,891  $  44,911  $   8,538  $   5,340   $  72,033

    1998               3,245     194,432     22,208       ---      68,862      19,060     42,537      9,108      8,100      71,943

    1997               2,522     197,195     18,806       ---      61,675      18,442     39,854      6,486      7,570      69,575

(A) Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these catagories would change if different methods were applied.
(B) Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances resulting from reinsurance transactions are offset against other operating expenses.
        43

                           SCHEDULE IV -- REINSURANCE

                    FORM 10-K - YEAR ENDED DECEMBER 31, 1999

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------
   Column A                         Column B       Column C       Column D       Column E       Column F
---------------------------------------------------------------------------------------------------------
                                                                                                  % of
                                                    Ceded         Assumed                        Amount
                                     Direct        to Other      from Other        Net        Assumed to
                                    Premiums      Companies      Companies        Amount          Net
                                   ----------     ----------     ----------     ----------     ----------
Premiums Earned -
 Property/casualty insurance:
     Years Ended December 31:

                  1999              $ 83,170       $ 19,037       $  4,981       $ 69,114            7.2

                  1998                72,860         12,337          8,338         68,862           12.1

                  1997                59,157          8,091         10,609         61,675           17.2

        44

                           SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                              FORM 10-K - YEAR ENDED DECEMBER 31, 1999

                               BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                       (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------
      Column A            Column B              Column C               Column D       Column E
------------------------------------------------------------------------------------------------
                                               Additions
                                       -------------------------
                                           (1)            (2)
                                                       Charged to
                         Balance at     Charged to       Other                        Balance
                         Beginning       Cost and      Accounts-     Deductions-     at End of
    Description          of Period       Expenses       Describe         (A)           Period
-----------------------  ----------     ----------     ----------     ----------     ----------
Allowance for doubtful
 accounts:

  Years ended December 31:

             1999         $    943       $    896        $     -       $    767      $  1,072

             1998              396          1,312              -            765           943

             1997              346            413              -            363           396


(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.

        45

                      SCHEDULE VI--SUPPLEMENTAL INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                    FORM 10-K - YEAR ENDED DECEMBER 31, 1999

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
   Column A   Column B    Column C   Column D   Column E     Column F  Column G       Column H     Column I    Column J   Column K
-----------------------------------------------------------------------------------------------------------------------------------
                           As of December 31,                                         Year Ended December 31,
              -------------------------------------------- -----------------------------------------------------------------------
                                                                                 Claims and Claim
                          Reserves                                              Adjustment Expenses Amortiza-
                         for Unpaid Discount,                                   Incurred Related to  tion of
              Deferred     Claims     if any                                    -------------------  Deferred  Paid Claims
 AFFILIATION   Policy    and Claim   Deducted                 Net                 (1)       (2)       Policy    and Claim     Net
     WITH     Acquisi-   Adjustment     in      Unearned     Earned   Investment Current    Prior   Acquisition Adjustment  Premiums
  REGISTRANT tion Costs   Expenses   Column C   Premiums    Premiums    Income     Year     Years      Costs     Expenses   Written
  ---------- ----------  ---------- ---------- ----------  ----------  -------- --------- --------- ---------- ----------- ---------
                                       (A)
Consolidated Property/Casualty Subsidiaries:
     1999       $3,851    $173,473      $5,553    $24,432    $69,114    $18,891   $55,520 ($10,609)    $8,538    $58,082    $72,033
     1998        3,245     194,432       5,272     22,208     68,862     19,060    53,278  (10,741)     9,108     50,035     71,943
     1997        2,522     197,195       5,431     18,806     61,675     18,442    47,692   (7,838)     6,486     42,880     69,575


(A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

        46

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 27, 2000                     By   /s/ Gary W. Miller
                                        ------------------------------------
                                        Gary W. Miller, Chairman
                                        and CEO
                                        (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 2000                     By   /s/ Gary W. Miller
                                        ------------------------------------
                                        Gary W. Miller, Chairman
                                        and CEO; Director



March 27, 2000                     By   /s/ G. Patrick Corydon
                                        ------------------------------------
                                        G. Patrick Corydon, Vice President -
                                        Finance and Treasurer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)



March 27, 2000                     By   /s/ Joseph DeVito
                                        ------------------------------------
                                        Joseph DeVito, Director and
                                        Vice President



March 27, 2000                     By   /s/ James Good
                                        ------------------------------------
                                        James Good, Director and
                                        Vice President



March 27, 2000                     By   /s/ Stuart D. Bilton            (*)
                                        ------------------------------------
                                        Stuart D. Bilton, Director



March 27, 2000                     By   /s/ Otto N. Frenzel III         (*)
                                        ------------------------------------
                                        Otto N. Frenzel III, Director

        47

March 27, 2000                     By   /s/ John M. O'Mara              (*)
                                        ------------------------------------
                                        John M. O'Mara, Director



March 27, 2000                     By   /s/ Thomas H. Patrick           (*)
                                        ------------------------------------
                                        Thomas H. Patrick, Director



March 27, 2000                     By   /s/ Nathan Shapiro              (*)
                                        ------------------------------------
                                        Nathan Shapiro, Director


March 27, 2000                     By   /s/ Norton Shapiro              (*)
                                        ------------------------------------
                                        Norton Shapiro, Director


March 27, 2000                     By   /s/ L. Leslie Waters            (*)
                                        ------------------------------------
                                        L. Leslie Waters, Director



March 27, 2000                     By   /s/ John D. Weil                (*)
                                        ------------------------------------
                                        John D. Weil, Director



March 27, 2000                     By   /s/ Robert Shapiro              (*)
                                        ------------------------------------
                                        Robert Shapiro, Director


March 27, 2000                     By   /s/ John Pigott                 (*)
                                        ------------------------------------
                                        John Pigott, Director



(*) By Gary W. Miller, Attorney-in-Fact

        48

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 14(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 1999

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA



        49

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 1999


                                INDEX TO EXHIBITS



                                                 Begins on sequential page
         Exhibit No.                                number of Form 10-K
------------------------------               ---------------------------------

EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                                   N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated (Incorporated as an exhibit by
reference to Exhibit 3(ii) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1998)                                                   N/A

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

        50

                                                 Begins on sequential page
         Exhibit No.                                number of Form 10-K
------------------------------                 -----------------------------

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

EXHIBIT 11--
Computation of Per Share Earnings                          p. 52

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.                      p. 53

EXHIBIT 23--
Consent of Ernst & Young LLP                               p. 54

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                                     p. 55

EXHIBIT 27--
Financial Data Schecule                         File herewith electronically

        51

                               Baldwin & Lyons, Inc. and Subsidiaries
                              Form 10-K  Year Ended December 31, 1999
                                             EXHIBIT 11

                                 COMPUTATION OF PER SHARE EARNINGS



                                                -------------------------------------------
                                                           Year Ended December 31
                                                -------------------------------------------
                                                     1999           1998           1997
                                                 ------------   ------------   ------------
Basic:
  Average number of Class A and
   Class B shares outstanding                     13,393,357     13,719,728     13,776,881
                                                 ===========    ===========    ===========

  Net income                                     $18,615,882    $16,894,697    $24,445,682
                                                 ===========    ===========    ===========

  Per Share Amount                                    $ 1.39         $ 1.23         $ 1.77
                                                 ===========    ===========    ===========


Diluted:
  Average number of Class A and
   Class B shares outstanding                     13,393,357     13,719,728     13,776,881

  Dilutive stock options--based on
    treasury stock method using higher
    of average or year end market prices             127,615        146,448        192,371
                                                 -----------    -----------    -----------
                 TOTALS                           13,520,972     13,866,176     13,969,252
                                                 ===========    ===========    ===========

  Net income                                     $18,615,882    $16,894,697    $24,445,682
                                                 ===========    ===========    ===========

  Per Share Amount                                    $ 1.38         $ 1.22         $ 1.75
                                                 ===========    ===========    ===========

        52

                                   EXHIBIT 21


                      SUBSIDIARIES OF BALDWIN & LYONS, INC.



                                                        STATE OR
                                                      JURISDICTION
                                                    OF ORGANIZATION
           NAME                                     OR INCORPORATION
----------------------------                       -----------------


Protective Insurance Company                           Indiana

Sagamore Insurance Company (1)                         Indiana

B & L Insurance, Ltd.                                  Bermuda

Baldwin & Lyons, California                            California





(1)   Wholly-owned subsidiary of Protective Insurance Company


        53

                                   EXHIBIT 23



CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement dated April 28, 1983 on Form S-8 No. 2-72576 pertaining to the 1981 Stock Purchase Plan, the Registration Statement dated March 29, 1990 on Form S-8 No. 33-34107 pertaining to the Baldwin & Lyons, Inc. Deferred Directors Fee Option Plan, and the Registration Statement dated August 6, 1993 on Form S-8 No. 33-31316 pertaining to the Baldwin & Lyons, Inc. Employee Discounted Stock Option Plan of our report dated March 2, 2000, with respect to the consolidated financial statements and schedules of Baldwin & Lyons, Inc. and subsidiaries included in the Annual Report (Form 10K) for the year ended December 31, 1999.



/S/ ERNST & YOUNG LLP


Indianapolis, Indiana
March 23, 2000

        54

                                   EXHIBIT 24





                               POWERS OF ATTORNEY

        55

                               POWERS OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary W. Miller and James Kirschner, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities noted below to sign the Baldwin & Lyons, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and any and all amendments thereto, required to be filed pursuant to the requirements of Sections 12(g), 13, or 15(d) of the Securities and Exchange Act of 1934, as amended, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may lawfully do or cause to be done by virtue hereof.

     SIGNATURE AND TITLE                          DATED:

/s/ Gary W. Miller                                February 1, 2000
-----------------------------------               --------------------
Gary W. Miller, Chairman
of the Board
(Principal Executive Officer)

/s/ G. Patrick Corydon                            February 1, 2000
-----------------------------------               --------------------
G. Patrick Corydon, Vice
President (Finance) and Treasurer
(Principal Financial and Accounting
Officer)

/s/ Joseph DeVito                                 February 1, 2000
-----------------------------------               --------------------
Joseph DeVito, Director and
Vice President

/s/ James W. Good                                 February 1, 2000
-----------------------------------               --------------------
James Good, Director and
Vice President

/s/ Stuart D. Bilton                              February 1, 2000
-----------------------------------               --------------------
Stuart D. Bilton, Director

/s/ Otto N. Frenzel, III                          February 1, 2000
-----------------------------------               --------------------
Otto N. Frenzel, III, Director

/s/ John M. O'Mara                                February 1, 2000
-----------------------------------               --------------------
John M. O'Mara, Director

/s/ Thomas H. Patrick                             February 1, 2000
-----------------------------------               --------------------
Thomas H. Patrick, Director

/s/ Nathan Shapiro                                February 1, 2000
-----------------------------------               --------------------
Nathan Shapiro, Director

        56

/s/ Norton Shapiro                                February 1, 2000
-----------------------------------               --------------------
Norton Shapiro, Director

/s/ L. Leslie Waters, Ph.D.                       February 1, 2000
-----------------------------------               --------------------
L. Leslie Waters, Ph.D., Director

/s/ John D. Weil                                  February 1, 2000
-----------------------------------               --------------------
John D. Weil, Director

/s/ Robert Shapiro                                February 1, 2000
-----------------------------------               --------------------
Robert Shapiro, Director

/s/ John Pigott                                   February 1, 2000
-----------------------------------               --------------------
John Pigott, Director


        57