Form 10-Q
period 2000-03-31
BALDWIN & LYONS INC
filed 2000-05-15
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   -------------------------------------------


      For Quarter Ended                          Commission file number
        March 31, 2000                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           --------                                    ----------
(State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)              Identification Number)

1099 North Meridian Street, Indianapolis, Indiana      46204
-------------------------------------------------      -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]      No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2000:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                           2,318,085
   Class B (nonvoting)                       10,181,863



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                MARCH 31     December 31
                                                  2000           1999
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                             $ 224,999      $ 250,386
   Equity securities                              142,863        139,300
   Short-term and other                            30,155         32,467
                                                ----------     ----------
                                                  398,017        422,153
Cash and cash equivalents                          27,955         20,115
Accounts receivable                                31,266         24,991
Reinsurance recoverable                            43,470         44,825
Current federal income taxes                            -            764
Other assets                                       17,899         17,829
                                                ----------     ----------
                                                $ 518,607      $ 530,677
                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 169,316      $ 173,473
Reserves for unearned premiums                     30,834         24,432
Accounts payable and accrued expenses              27,764         40,289
Deferred federal income taxes                       7,298          7,700
Current federal income taxes                        4,411              -
                                                ----------     ----------
                                                  239,623        245,894
Shareholders' equity:
   Common stock-no par value                          667            702
   Additional paid-in capital                      37,415         39,663
   Unrealized net gains on investments             25,416         24,711
   Retained earnings                              215,486        219,707
                                                ----------     ----------
                                                  278,984        284,783
                                                ----------     ----------
                                                $ 518,607      $ 530,677
                                                ==========     ==========

Number of common and common
    equivalent shares outstanding                  12,579         13,246
Book value per outstanding share                   $22.18         $21.50

See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                                        March 31
                                                  2000           1999
                                              ------------   ------------
REVENUES
Net premiums earned                              $ 19,669       $ 15,985
Net investment income                               4,937          4,668
Realized net gains on investments                   4,466          2,645
Commissions and other income                          831            563
                                                ----------     ----------
                                                   29,903         23,861
EXPENSES
Losses and loss expenses incurred                  13,255         10,960
Other operating expenses                            7,344          5,995
                                                ----------     ----------
                                                   20,599         16,955
                                                ----------     ----------
           INCOME BEFORE FEDERAL INCOME TAXES       9,304          6,906
Federal income taxes                                3,029          1,947
                                                ----------     ----------
                                   NET INCOME   $   6,275      $   4,959
                                                ==========     ==========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains            $     .26      $     .24
    Realized net gains on investments                 .22            .12
                                                ----------     ----------
                                   NET INCOME   $     .48      $     .36
                                                ==========     ==========

    Dividends                                   $     .10      $     .10
                                                ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic              13,051         13,630
   Dilutive effect of options outstanding              97            130
                                                ----------     ----------
   Average shares outstanding - diluted            13,148         13,760
                                                ==========     ==========


See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                   Three Months Ended
                                                        March 31
                                                  2000           1999
                                               ----------     ----------
Net cash provided by (used in)
    operating activities                       ($  1,946)       $   810
Investing activities:
   Purchases of long-term investments            (38,764)       (38,800)
   Proceeds from sales or maturities
       of long-term investments                   68,318         36,198
   Net sales of short-term investments             2,752          4,996
   Other investing activities                     (1,180)        (1,195)
                                                ----------     ----------
Net cash provided by investing activities         31,126          1,199
Financing activities:
   Dividends paid to shareholders                 (1,311)        (1,364)
   Cost of treasury stock                        (11,503)        (3,318)
   Repayment on line of credit                    (8,528)             -
   Proceeds from sales of common stock                 2              2
                                                ----------     ----------
Net cash used in financing activities            (21,340)        (4,680)
                                                ----------     ----------
   Increase (decrease) in cash and
       cash equivalents                            7,840         (2,671)
Cash and cash equivalents at
   beginning of period                            20,115         16,955
                                                ----------     ----------
   Cash and cash equivalents at end of period   $ 27,955       $ 14,284
                                                ==========     ==========


See notes to condensed consolidated financial statements.



NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve inherent risks and uncertainties. Readers are encouraged to review the Company's annual report for its full statement regarding forward-looking information.

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                        Quarter Ending
                                           March 31
                                      2000           1999
                                   ----------     ----------
Net premiums earned                 $   4,899      $   4,158
Losses and loss expenses                5,563          1,108
Other operating expenses               (1,754)        (1,415)

Deductions from losses and loss expenses shown above represent case basis activity for the periods presented only and do not include changes in provisions for incurred but not reported claims which will be ceded to reinsurers.

(4) Total realized and unrealized income for the quarter ended March 31, 2000 was $6,977 and compares to total realized and unrealized income of $1,972 for the quarter ended March 31, 1999.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, net income for the 2000 quarter would have been approximately $254 lower ($.02 per share).

(6) The Company purchased 673,200 shares of treasury stock for approximately $11.5 million under its continuing stock repurchase program.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                        Non-standard
                                                          Private       Voluntary
                                            Fleet        Passenger     Reinsurance
                                           Trucking      Automobile      Assumed       All Other        Totals
                                         -----------    -----------    -----------    -----------    -----------
QUARTER ENDED MARCH 31:
2000:
   Direct and assumed premium written     $  11,140      $  14,598      $    2,378     $   2,820      $  30,936
   Net premium earned and fee income          6,196          9,522           2,543         1,991         20,252
   Underwriting gain (loss)                   1,517           (193)            393           419          2,136

1999:
   Direct and assumed premium written        10,145          8,990             603          2,365        22,103
   Net premium earned and fee income          6,158          7,687             926          1,596        16,367
   Underwriting gain (loss)                   2,211           (404)            (95)          (218)        1,494

(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                  2000           1999
                                              ------------   ------------
REVENUE:
Net premium earned and fee income                $ 20,252       $ 16,367
Net investment income                               4,937          4,668
Realized net gains on investments                   4,466          2,645
Other income                                          248            181
                                                ----------     ----------
Total consolidated revenue                       $ 29,903       $ 23,861
                                                ==========     ==========

                                                  2000           1999
                                              ------------   ------------
PROFIT:
Underwriting gain                               $   2,136      $   1,494
Net investment income                               4,937          4,668
Realized net gains on investments                   4,466          2,645
Corporate expenses                                 (2,235)        (1,901)
                                                ----------     ----------
        Income from continuing operations
               before federal income taxes      $   9,304      $   6,906
                                                ==========     ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. Cash flow is significantly impacted by the Company's reinsurance ceded programs. Beginning in June, 1998, The Company changed its reinsurance programs with respect to its trucking insurance whereby more risk was ceded to others. It was anticipated that this change would eventually result in diminished cash flows since substantial portions of premiums on current policies are ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) would be settled with cash payments. For the three months ended March 31, 2000, the Company experienced just such a negative cash flow from operations totaling $1.9 million, a decline from $.8 million in positive cash flow generated during the first quarter of 1999. The lower cash flows resulted from a decrease in net premiums collected, net of reinsurance payments, as discussed above, and an increase in net losses paid resulting from the settlement of several older claims, as reflected in a $4.2 million decrease in loss and loss expense reserves since December 31, 1999.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at March 31, 2000.

The Company's assets at March 31, 2000 included $28.0 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $35.3 million will mature within the twelve month period following March 31, 2000. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2000, $39.6 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $182.9 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $10.3 million at March 31, 2000.


                              RESULTS OF OPERATIONS

            COMPARISONS OF FIRST QUARTER, 2000 TO FIRST QUARTER, 1999

Net premiums earned during the first quarter of 2000 increased $3.7 million (23%) as compared to the same period of 1999. Net premiums from the Company's private passenger automobile and small fleet trucking programs increased $1.7 million and $.4 million, respectively, due to both geographic expansion and competitive changes favorable to the Company in the private passenger automobile marketplace. In addition, premium from voluntary reinsurance assumed were $1.6 million higher due primarily to non-recurring reinstatement premiums related to the European windstorms that occurred late in 1999. Adjusted to remove these reinstatement premiums, net premiums earned increased by 12% from the prior year period.

Net investment income during the first quarter of 2000 was 5.8% higher than the first quarter of 1999 due primarily to income reported by certain limited partnerships. Income from these partnerships is sporadic. Yields on short-term and equity investments were higher for the quarter but were offset by a decrease in bond holdings where yields were relatively unchanged from 1999 levels. Overall after tax yields were higher than the prior year quarter, consistent with the pre-tax changes.

The first quarter 2000 net realized gain of $4.5 million included net gains on equity securities of $7.7 million and net losses on limited partnership investments and fixed maturity investments of $2.5 million and $.7 million, respectively.

Losses and loss expenses incurred during the first quarter of 2000 were $2.3 million higher than the first quarter of 1999 due primarily to growth in the private passenger automobile program and losses from reinsurance assumed covering the European windstorms (see comments relating to reinstatement premiums, above). Loss and loss expense ratios for the comparative first quarters were as follows:

                                           2000           1999
                                        ---------      ---------

     Fleet trucking                        67.5%          57.4%
     Voluntary reinsurance assumed         74.6          105.6
     Private passenger automobile          71.3           71.2
     Small fleet trucking                  56.8           67.6
     All lines                             67.4           68.6


The fleet trucking loss ratio for the first quarter of 2000 was impacted by the new reinsurance treaties effective June 1, 1998 whereby the Company has significantly limited its exposure to loss while ceding off the majority of its direct liability premium writings. In addition, fleet trucking losses reported in the first quarter of 1999 included savings recognized on certain large fleet claims, the incidence of which was not repeated in the current year quarter. The loss ratio for small fleet trucking reflects favorable frequency and severity for the current quarter.

Other operating expenses for the first quarter of 2000 increased $1.3 million from the first quarter of 1999 consistent with the increase in net premiums earned. The consolidated expense ratio of the Company's insurance subsidiaries was 29.0% for the first quarter of 2000 compared to 29.4% for the first quarter of 1999. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 28.9% during the first quarter of 2000 compared to 28.3% for the 1999 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2000 was 32.6% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, and principally the increase in net capital gains on investments, net income increased $1.3 million compared with the 1999 first quarter.


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



                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
------------------------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------    -------------------------
(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

(27) Financial Data Schedule            EXHIBIT 27


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2000.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     May 12, 2000                        By   /s/ Gary W. Miller
      ------------------                          ----------------------------
                                                  Gary W. Miller, Chairman and
                                                  CEO






Date      May 12, 2000                       By   /s/ G. Patrick Corydon
      ------------------                          ----------------------------
                                                  G. Patrick Corydon,
                                                  Vice President - Finance
                                                  (Principal Financial and
                                                    Accounting Officer)







                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2000



                                INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
          EXHIBIT NUMBER                             10-Q
          --------------                 ----------------------------

            EXHIBIT 11 File herewith electronically Computation of per share earnings

            EXHIBIT 27                   File herewith electronically
     Financial Data Schedule



BALDWIN & LYONS, INC.

FORM 10-Q, EXHIBIT 11

COMPUTATION OF EARNINGS PER SHARE

                                                   Three Months Ended
                                                        March 31
                                                  2000           1999
                                              ------------   ------------
BASIC:
   Average number of shares
      outstanding                               13,051,391     13,629,786
                                              ============   ============

      Net Income                              $  6,275,559   $  4,958,989
                                              ============   ============

      Per share amount                             $   .48        $   .36
                                              ============   ============

DILUTED:
   Average number of shares
      Outstanding                               13,051,391     13,629,786
   Dilutive stock options--based on
      treasury stock method using
      average market price                          96,897        130,027
                                              ------------   ------------

      Totals                                    13,148,288     13,759,813
                                              ============   ============

      Net Income                              $  6,275,559   $  4,958,989
                                              ============   ============

      Per share amount                             $   .48        $   .36
                                              ============   ============