Form 10-Q
period 2000-06-30
BALDWIN & LYONS INC
filed 2000-08-11
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   -------------------------------------------

             ______________________________________________________

      For Quarter Ended                          Commission file number
        June 30, 2000                                    0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)           Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]      No__[   ]___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2000:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                           2,304,885
   Class B (nonvoting)                        9,868,549



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                JUNE 30      December 31
                                                  2000 1999
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                            $ 219,596      $ 250,386
   Equity securities                             155,252        139,300
   Short-term and other                           23,533          32,467
                                                ----------    ----------
                                                 398,381        422,153
Cash and cash equivalents                         32,211         20,115
Accounts receivable                               31,175         24,991
Reinsurance recoverable                           57,050         44,825
Current federal income taxes                            -           764
Other assets                                       24,070         17,829
                                                ----------     ----------
                                                $ 542,887      $ 530,677
                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses          $ 180,108      $ 173,473
Reserves for unearned premiums                    32,673         24,432
Accounts payable and accrued expenses             34,534         40,289
Deferred federal income taxes                      9,631          7,700
Current federal income taxes                       2,072               -
                                                ----------     ----------
                                                 259,018        245,894
Shareholders' equity:
   Common stock-no par value                         657            702
   Additional paid-in capital                     36,813         39,663
   Unrealized net gains on investments            30,146         24,711
   Retained earnings                             216,253         219,707
                                                ----------     ----------
                                                 283,869         284,783
                                                ----------     ----------
                                               $ 542,887       $ 530,677
                                                ==========     ==========

Number of common and common
    equivalent shares outstanding                 12,396         13,246
Book value per outstanding share                  $22.90         $21.50


See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended             Six Months Ended
                                                     June 30                       June 30
                                            -------------------------     -------------------------
                                                2000           1999           2000           1999
                                             ----------     ----------     ----------     ----------
REVENUES
Net premiums earned                           $ 18,576       $ 17,705       $ 38,245     $  33,690
Net investment income                            4,727          4,628          9,664         9,296
Realized net gains on investments                3,828            853          8,294         3,498
Commissions and other income                     1,293            713          2,124          1,276
                                             ----------     ----------     ----------    ----------
                                                28,424         23,899         58,327        47,760
EXPENSES
Losses and loss expenses incurred               14,418         11,672         27,673        22,632
Other operating expenses                         6,897          6,082         14,241         12,077
                                             ----------     ----------     ----------    ----------
                                                21,315         17,754         41,914         34,709
                                             ----------     ----------     ----------    ----------
        INCOME BEFORE FEDERAL INCOME TAXES       7,109          6,145         16,413        13,051
Federal income taxes                             2,472          1,830          5,501          3,777
                                             ----------     ----------     ----------    ----------
                                NET INCOME    $  4,637       $  4,315       $ 10,912      $   9,274
                                             ==========     ==========     ==========     ==========

PER SHARE DATA - DILUTED:
    Income before realized net gains          $    .17       $    .28       $    .43     $     .51
    Realized net gains on investments              .20            .04            .42            .17
                                             ----------     ----------     ----------    ----------
                                NET INCOME    $    .37       $    .32       $    .85      $     .68
                                             ==========     ==========     ==========     ==========

    Dividends                                $    .10        $    .10       $    .20      $     .20
                                             ==========     ==========     ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic          12,433          13,473        12,742         13,551
   Dilutive effect of options outstanding          93             129            96             130
                                             ----------     ----------     ----------     ----------
   Average shares outstanding - diluted        12,526          13,602        12,838          13,681
                                             ==========     ==========     ==========    ==========


See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                Six Months Ended
                                                                    June 30
                                                            -----------------------
                                                                2000 1999
                                                             ----------  ----------
Net cash used in operating activities                         ($  485)   ($  1,402)
Investing activities:
   Purchases of long-term investments                         (80,389)     (75,958)
   Proceeds from sales or maturities
       of long-term investments                               111,273       89,606
   Net sales of short-term investments                          8,746          209
   Other investing activities                                  (1,296)      (1,498)
                                                             ----------  ----------
Net cash provided by investing activities                      38,334       12,359
Financing activities:
   Dividends paid to shareholders                              (2,627)      (2,716)
   Cost of treasury stock                                     (14,603)      (8,273)
   Repayment on line of credit                                 (8,528)            -
   Proceeds from sales of common stock                              5             2
                                                             ---------- ----------
Net cash used in financing activities                         (25,753)     (10,987)
                                                             ----------  ----------
   Increase (decrease) in cash and cash equivalents            12,096          (30)
Cash and cash equivalents at beginning of period               20,115        16,955
                                                             ----------  ----------
   Cash and cash equivalents at end of period               $  32,211     $  16,925
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

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                           2000 1999
                                        ----------     ----------
Quarter ended June 30:
   Net premiums earned                  $  5,914       $  4,845
   Losses and loss expenses               14,460        (10,128)
   Other operating expenses               (2,137)        (1,723)

Six months ended June 30:
   Net premiums earned                    10,813          9,002
   Losses and loss expenses               20,023         (9,020)
   Other operating expenses               (3,891)        (3,138)


(4) Total realized and unrealized income for the quarter ended June 30, 2000 was $9,263 and compares to total realized and unrealized income of $11,696 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, total realized and unrealized income was $16,240 and compares to total realized and unrealized income of $9,724 for the six months ended June 30, 1999.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and six months ended June 30, 2000 would have been approximately $255 and $509 lower, respectively ($.02 per share and $.04 per share, respectively).

(6) Through June 30, 2000, the Company purchased 860,169 shares of treasury stock for approximately $14,603 million under its continuing stock repurchase program. The components of shareholders equity affected by these purchases were retained earnings, additional paid-in capital and common stock in the amounts of $11,633, $2,924 and $46, respectively.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                          Private     Voluntary
                                               Fleet     Passenger   Reinsurance
                                              Trucking   Automobile    Assumed    All Other      Totals
                                            ----------- -----------  ----------- -----------  -----------
QUARTER ENDED JUNE 30:
2000:
Direct and assumed premium written            $ 11,178    $ 10,917    $    771    $   3,492    $ 26,358
Net premium earned and fee income                6,000      10,537          854       2,190       19,581
Underwriting gain (loss)  (a)                    3,683     (3,382)           83         219         603

1999:
Direct and assumed premium written              11,192       8,074        1,491       3,022      23,779
Net premium earned and fee income                7,133       8,110        1,317       1,639      18,199
Underwriting gain (loss)  (a)                    1,912       (127)          933       (159)       2,559

SIX MONTHS ENDED JUNE 30:
2000:
Direct and assumed premium written            $ 22,318    $ 25,515     $  3,149   $   6,312    $ 57,294
Net premium earned and fee income               12,197      20,059        3,397       4,181      39,834
Underwriting gain (loss)  (a)                    5,200     (3,575)          476         638       2,739

1999:
Direct and assumed premium written              21,337      17,064        2,094       5,387      45,882
Net premium earned and fee income               13,291      15,797        2,243       3,235      34,566
Underwriting gain (loss)  (a)                    4,123       (531)          838       (377)       4,053

(a) Underwriting gain or loss includes the direct marketing agency operations conducted by Baldwin & Lyons, Inc. after intercompany eliminations.

(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                              Three Months Ended        Six Months Ended
                                                   June 30                  June 30
                                           -----------------------  -----------------------
                                              2000         1999        2000         1999
                                           ----------   ----------  ----------   ----------
REVENUE:
Net premium earned and fee income            $ 19,581    $ 18,199     $ 39,834   $ 34,566
Net investment income                           4,727       4,628        9,664      9,296
Realized net gains on investments               3,828         853        8,294      3,498
Other income                                      288         219          535         400
                                           ----------   ----------  ----------  ----------
              Total consolidated revenue     $ 28,424    $ 23,899     $ 58,327   $ 47,760

PROFIT:
Underwriting gain                            $    603    $  2,559     $  2,739   $  4,053
Net investment income                           4,727       4,628        9,664      9,296
Realized net gains on investments               3,828         853        8,294      3,498
Corporate expenses                            (2,049)     (1,895)      (4,284)     (3,796)
                                           ----------   ----------  ----------   ----------
       Income from continuing operations
             before federal income taxes     $  7,109    $  6,145     $ 16,413    $ 13,051
                                           ==========   ==========  ==========  ==========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. However, due to changes in the Company's reinsurance programs since June, 1998, cash flow is significantly impacted with respect to its trucking insurance business whereby more risk is ceded to others. Diminished cash flows have occurred since substantial portions of premiums on current policies are ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) are settled with cash payments. For the six months ended June 30, 2000, the Company experienced negative cash flow from operations totaling $.5 million and compares to negative cash flow of $1.4 million for the same 1999 period. The slight improvement in cash flows from the prior year period was due to increased premium volume from the Company's products other than fleet trucking.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at June 30, 2000.

The Company's assets at June 30, 2000 included $32.2 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $39.1 million will mature within the twelve month period
following June 30, 2000.   The Company believes that these liquid investments
are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2000, $40.5 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $189.0 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $11.0 million at June 30, 2000.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 2000 TO SECOND QUARTER, 1999
           -----------------------------------------------------------

Net premiums earned during the second quarter of 2000 increased $.9 million (4.9%) as compared to the same period of 1999. The increased premium volume is primarily attributable to increases in the Company's private passenger automobile and small fleet trucking programs of $2.0 million and $.4 million, respectively, and results largely from geographic expansion. These increases were partially offset by decreases in the Company's fleet trucking products and voluntary reinsurance assumed from catastrophe pools.

Net investment income during the second quarter of 2000 was 2.1% higher than the second quarter of 1999 resulting from higher yields on short-term and equity investments. Bond yields were relatively unchanged from 1999 levels. Overall pre-tax and after tax yields were higher than the yields posted in the second quarter of 1999 consistent with the change in investment income.

The second quarter 2000 net realized gain of $3.8 million consisted of net gains on equity securities and limited partnership investments of $2.4 million and $1.4 million, respectively.

Losses and loss expenses incurred during the second quarter of 2000 increased $2.7 million from that experienced during the second quarter of 1999. This increase is due primarily to adverse loss development on prior years losses and an increase in the frequency and severity of current quarter losses in the Company's private passenger automobile product line. Small fleet trucking losses and loss expenses were also higher in line with the increase in premium from the prior year quarter. Loss and loss expense ratios for the comparative second quarters were as follows:


                                           2000 1999
                                        ----------     ----------
     Large and medium fleet trucking       41.0%          71.5%
     Voluntary reinsurance assumed         72.5           14.3
     Private passenger automobile         105.0           69.2
     Small fleet trucking                  67.6           68.8
     All lines                             77.6           65.9


The decrease in the fleet trucking loss ratio is due to favorable loss development on prior year accidents. The current quarter's ratio was also impacted by the new reinsurance treaties effective June 1, 1999 whereby the Company has significantly limited its exposure to loss while ceding off the majority of its direct liability premium writings. The increase in the loss ratio for reinsurance assumed is attributable to approximately $.5 million in losses reported under an expired treaty. The increase in the private passenger automobile loss ratio is due to the changes previously mentioned.

Other operating expenses for the second quarter of 2000 increased $.8 million from the second quarter of 1999 largely as the result of the increase in net premiums earned. The consolidated expense ratio of the Company's insurance subsidiaries was 30.7% for the second quarter of 2000 compared to 27.0% for the second quarter of 1999. The increase in the consolidated expense ratio reflects increases in expenses in the Company's private passenger automobile and small fleet programs as efforts to expand these products geographically continue. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 28.0% during the second quarter of 2000 compared to 26.4% for the 1999 second quarter.

The effective federal tax rate for consolidated operations for the second quarter of 2000 was 34.8% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of higher realized capital gains offsetting the unfavorable underwriting experience, net income decreased $.3 million (7.5%) during the second quarter of 2000 as compared with the 1999 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2000 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 1999
                         ------------------------------

Net premiums earned increased $4.6 million (13.5%) during the first six months of 2000 as compared to the same period of 1999. The increased premium volume is primarily attributable to increases in the Company's private passenger automobile and small fleet trucking programs of $3.7 million and $.9 million, respectively, and results largely from geographic expansion. Net premiums from voluntary reinsurance assumed were $1.2 million higher due primarily to non-recurring reinstatement premiums received in the current year first quarter related to the European windstorms that occurred late in 1999. These increases were partially offset by decreases in the Company's fleet trucking products totalling $1.2 million.

Net investment income during the first half of 2000 was $.4 million higher than the 1999 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were slightly higher than 1999 yields.

The net realized gain on investments of $8.3 million for the first six months of 2000 consists of $10.1 million of net gains on equity securities partially offset by losses in other investment categories.

Losses and loss expenses incurred during the first six months of 2000 increased $5.0 million from the first six months of 1999 for the same reasons indicated in the quarterly comparison above. Loss and loss expense ratios for the comparative six month periods were as follows:

                                        2000 1999
                                     ---------   ---------
     Fleet trucking                     54.5%        65.0%
     Voluntary reinsurance assumed      74.1         52.0
     Private passenger automobile       88.7         70.2
     Small fleet trucking               62.6         68.2
     All lines                          72.4         67.2

Other operating expenses increased $2.2 million (17.9%) during the first six months of 2000 compared to the same period of 1999. The consolidated expense ratio of the Company's insurance subsidiaries was 29.8% for 2000 compared to 28.2% for 1999 and increased for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 28.5% for 2000 compared to 27.3% for 1999.

The effective federal tax rate for consolidated operations for the first six months of 2000 was 33.5% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of higher realized capital gains, net income for the first six months of 2000 was $10.9 million, up 17.7% from the comparable 1999 period.


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





                           PART II - OTHER INFORMATION


ITEM 5 OTHER INFORMATION
-------------------------

LOANS FOR THE PURCHASE OF COMPANY STOCK
Subsequent to the end of the June quarter, the Board of Directors of the Company has approved a plan to offer loans to certain key employees, allowing those employees to buy to an aggregate of 250,000 shares of the Company's stock from time to time in the open market. Any loans issued will carry an interest rate of 6%, payable annually, for a term of ten years from the date of issue. The maximum aggregate amount of loans issued under this plan will approximate $4.5 million.


ITEM 6 (a) EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601             Exhibit No.
------------------------------------    --------------------------------
(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share Earnings


ITEM 6 (b) REPORTS ON FORM 8-K
------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 2000.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date_August 11, 2000___________    By_ /s/ Gary W. Miller_____
     -------------------------     --------------------------------
                                   Gary W. Miller, Chairman and CEO






Date_August 11, 2000___________    By__/s/ G. Patrick Corydon
     -------------------------     --------------------------------
                                   G. Patrick Corydon,
                                   Vice President - Finance
                                   (Principal Financial and
                                   Accounting Officer)








                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2000



                                INDEX TO EXHIBITS



                                             Begins on sequential
                                             page number of Form
           Exhibit Number                            10-Q
           --------------               ------------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings

             EXHIBIT 27                  File herewith electronically
     Financial Data Schedule





                                          BALDWIN & LYONS, INC.

                                          FORM 10-Q, EXHIBIT 11

                                    COMPUTATION OF EARNINGS PER SHARE

                                         Three Months Ended             Six Months Ended
                                              June 30                       June 30
                                    ---------------------------   ---------------------------
                                        2000           1999           2000           1999
                                    ------------   ------------   ------------   ------------
BASIC:
   Average number of shares
      outstanding                     12,433,434     13,473,583     12,742,413     13,551,253
                                     ===========    ===========    ===========    ===========

      Net Income                     $ 4,636,643    $ 4,315,096    $10,912,202    $ 9,274,085
                                     ===========    ===========    ===========    ===========

      Per share amount                   $   .37        $   .32        $   .86        $   .68
                                     ===========    ===========    ===========    ===========


DILUTED:
   Average number of shares
      outstanding                     12,433,434     13,473,583     12,742,413     13,551,253
   Dilutive stock options--based on
      treasury stock method using
      average market price                92,785        128,594         95,850        130,173
                                     -----------    -----------    -----------    -----------

      Totals                          12,526,219     13,602,177     12,838,263     13,681,426
                                     ===========    ===========    ===========    ===========

      Net Income                     $ 4,636,643    $ 4,315,096   $ 10,912,202    $ 9,274,085
                                     ===========    ===========   ============    ===========

      Per share amount                   $   .37        $   .32        $   .85        $   .68
                                     ===========    ===========   ============    ===========