Form 10-Q
period 2000-09-30
BALDWIN & LYONS INC
filed 2000-11-14
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                   -------------------------------------------


      For Quarter Ended                          Commission file number
      September 30, 2000                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)           Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2000:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,304,885
   Class B (nonvoting)                      9,870,082



                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              September 30   December 31
                                                  2000           1999
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                             $ 216,578     $ 250,386
   Equity securities                              164,817       139,300
   Short-term and other                            33,237        32,467
                                               ----------    ----------
                                                  414,632       422,153
Cash and cash equivalents                          20,248        20,115
Accounts receivable                                29,671        24,991
Reinsurance recoverable                            61,530        44,825
Current federal income taxes                            -           764
Other assets                                       21,291        17,829
                                               ----------    ----------
                                                $ 547,372     $ 530,677
                                               ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 182,051     $ 173,473
Reserves for unearned premiums                     28,226        24,432
Accounts payable and accrued expenses              33,640        40,289
Deferred federal income taxes                      12,102         7,700
Current federal income taxes                        2,022             -
                                               ----------    ----------
                                                  258,041       245,894
Shareholders' equity:
   Common stock-no par value                          649           702
   Additional paid-in capital                      36,387        39,663
   Unrealized net gains on investments             36,020        24,711
   Retained earnings                              216,275       219,707
                                               ----------    ----------
                                                  289,331       284,783
                                               ----------    ----------
                                                $ 547,372     $ 530,677
                                               ==========    ==========

Number of common and common
    equivalent shares outstanding                  12,251        13,246
Book value per outstanding share                   $23.62        $21.50



See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three Months Ended            Nine Months Ended
                                                   September 30                  September 30
                                            --------------------------    --------------------------
                                                2000           1999           2000           1999
                                            -----------    -----------    -----------    -----------
REVENUES
Net premiums earned                           $ 20,417      $  17,749       $ 58,662      $  51,439
Net investment income                            4,461          4,604         14,125         13,900
Realized net gains on investments                1,722          3,899         10,016          7,397
Commissions and other income                       698            698          2,822          1,974
                                             ---------      ---------      ---------      ---------
                                                27,298         26,950         85,625         74,710
EXPENSES
Losses and loss expenses incurred               16,234         10,492         43,907         33,124
Other operating expenses                         6,121          6,458         20,362         18,535
                                             ---------      ---------      ---------      ---------
                                                22,355         16,950         64,269         51,659
                                             ---------      ---------      ---------      ---------
        INCOME BEFORE FEDERAL INCOME TAXES       4,943         10,000         21,356         23,051
Federal income taxes                             1,654          3,315          7,155          7,092
                                             ---------      ---------      ---------      ---------
                                NET INCOME    $  3,289      $   6,685       $ 14,201      $  15,959
                                             =========      =========      =========      =========

PER SHARE DATA - DILUTED:
    Income before realized net gains          $    .18      $     .31       $    .61      $     .82
    Realized net gains on investments              .09            .19            .51            .35
                                             ---------      ---------      ---------      ---------
                                NET INCOME    $    .27      $     .50       $   1.12      $    1.17
                                             =========      =========      =========      =========

    Dividends                                 $    .10      $     .10       $    .30      $     .30

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic           12,215         13,288         12,565         13,463
   Dilutive effect of options outstanding           90            124             96            129
                                             ---------      ---------      ---------      ---------
   Average shares outstanding - diluted         12,305         13,412         12,661         13,592
                                             =========      =========      =========      =========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)


                                                                Nine Months Ended
                                                                   September 30
                                                             ------------------------
                                                                2000       1999
                                                            -----------  -----------
Net cash provided by (used in) operating activities           ($ 3,251)    $  3,601
Investing activities:
   Purchases of long-term investments                         (109,101)    (110,267)
   Proceeds from sales or maturities
       of long-term investments                                145,494      124,831
   Net sales (purchases) of short-term investments              (1,935)       4,132
   Other investing activities                                   (1,672)      (2,048)
                                                              ---------    --------
Net cash provided by investing activities                        32,786      16,648
Financing activities:
   Dividends paid to shareholders                                (3,943)     (4,045)
   Cost of treasury stock                                       (16,940)     (8,704)
   Repayment on line of credit                                   (8,528)          -
   Proceeds from sales of common stock                                9           6
                                                              ---------   ---------
Net cash used in financing activities                           (29,402)    (12,743)
                                                              ---------   ---------
   Increase in cash and cash equivalents                            133       7,506
Cash and cash equivalents at beginning of period                 20,115      16,955
                                                              ---------   ---------
   Cash and cash equivalents at end of period                 $  20,248   $  24,461
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

(3) The following line items from the Statements of Income are presented net of the reinsurance amounts shown below.

                                            2000           1999
                                        -----------    -----------
Quarter ended September 30:
   Net premiums earned                    $  6,144      $  4,737
   Losses and loss expenses                  7,948         5,783
   Other operating expenses                (2,231)        (1,745)

Nine months ended September 30:
   Net premiums earned                      16,956        13,739
   Losses and loss expenses                 27,971        (3,236)
   Other operating expenses                (6,122)        (4,882)


(4) The net realized and unrealized income for the quarter ended September 30, 2000 was $9,076 and compares to a net realized and unrealized loss of $2,834 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, total realized and unrealized income was $25,316 and compares to a net realized and unrealized income of $6,890 for the nine months ended September 30, 1999.

(5) If the Company had adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, net income for the quarter and nine months ended September 30, 2000 would have been approximately $254 and $763 lower, respectively ($.02 per share and $.06 per share, respectively).

(6) Through September 30, 2000, the Company purchased 1,005,869 shares of treasury stock for approximately $16.9 million under its continuing stock repurchase program.

(7) The following table provides certain profit and loss information for each reportable segment:

                                                          Private       Small
                                               Fleet     Passenger      Fleet
                                              Trucking   Automobile    Trucking   All Other      Totals
                                             ----------  ----------   ----------  ----------   ----------
QUARTER ENDED SEPTEMBER 30:
2000:
Direct and assumed premium written            $ 13,298    $  5,363     $  2,608    $    838    $ 22,107
Net premium earned and fee income                7,741      10,314        2,090         675      20,820
Underwriting gain (loss)  (a)                    4,544      (4,127)        (282)        801         936

1999:
Direct and assumed premium written              10,862       8,265        1,589       1,447      22,163
Net premium earned and fee income                6,828       8,266        1,587       1,544      18,225
Underwriting gain (loss)  (a)                    2,976         303           (2)        (17)      3,260


NINE MONTHS ENDED SEPTEMBER 30:
2000:
Direct and assumed premium written            $ 35,744    $ 30,878    $   8,262   $   4,645    $ 79,529
Net premium earned and fee income               19,936      30,373        5,627       4,716      60,652
Underwriting gain (loss)  (a)                    9,744      (7,702)        (213)      1,846       3,675

1999:
Direct and assumed premium written              32,199      25,329        6,293       4,224      68,045
Net premium earned and fee income               20,119      24,063        4,240       4,369      52,791
Underwriting gain (loss)  (a)                    7,099        (228)         (92)        534       7,313



(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                              Three Months Ended       Nine Months Ended
                                                 September 30             September 30
                                           ------------------------ -----------------------
                                              2000         1999        2000         1999
                                          -----------  ----------- -----------  -----------
REVENUE:
Net premium earned and fee income            $ 20,820    $ 18,225     $ 60,652    $ 52,791
Net investment income                           4,461       4,604       14,125      13,900
Realized net gains on investments               1,722       3,899       10,016       7,397
Other income                                      295         222          832         622
                                            ---------   ---------    ---------   ---------
              Total consolidated revenue     $ 27,298    $ 26,950     $ 85,625    $ 74,710
                                            =========   =========    =========   =========

PROFIT:
Underwriting gain                            $    936    $  3,260     $  3,675    $  7,313
Net investment income                           4,461       4,604       14,125      13,900
Realized net gains on investments               1,722       3,899       10,016       7,397
Corporate expenses                             (2,176)     (1,763)      (6,460)     (5,559)
                                            ---------   ---------    ---------   ---------
       Income from continuing operations
             before federal income taxes     $  4,943    $ 10,000     $ 21,356    $ 23,051
                                            =========   =========    =========   =========


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. However, due to changes in the Company's reinsurance programs since June, 1998, cash flow is significantly impacted with respect to its trucking insurance business whereby more risk is ceded to others. Diminished cash flows have occurred since substantial portions of premiums on current policies are ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) are settled with cash payments. For the nine months ended September 30, 2000, the Company experienced negative cash flow from operations totaling $3.3 million and compares to positive cash flow of $3.6 million for the same 1999 period. The change in cash flows from the prior year period was due primarily to increased payments for losses.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at September 30, 2000.

The Company's assets at September 30, 2000 included $20.2 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $45.3 million will mature within the twelve month period
following September 30, 2000.   The Company believes that these liquid
investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2000, $41.6 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $196.7 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. Management believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $10.5 million at September 30, 2000.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 2000 TO THIRD QUARTER, 1999
            ---------------------------------------------------------

Net premiums earned during the third quarter increased $2.7 million (15.0%) as compared to the same period of 1999. The increased premium volume is primarily attributable to increases in the Company's private passenger automobile and small fleet trucking programs of $2.1 million and $.5 million, respectively, and results largely from geographic expansion. Fleet trucking premiums also increased $.9 million from the prior year quarter. These increases were partially offset by a $.9 million decrease in voluntary reinsurance assumed.

Net investment income during the third quarter of 2000 was 3% lower than the third quarter of 1999. Higher overall pre-tax and after tax yields were offset by a decrease in invested assets.

The third quarter 2000 net realized gain of $1.7 million consisted of net gains on equity securities and fixed maturity investments of $2.6 million and $.1 million, respectively and was offset by net losses of $1.0 million on limited partnership investments

Losses and loss expenses incurred during the third quarter of 2000 increased $5.7 million from that experienced during the third quarter of 1999. This increase is due primarily to sharply higher loss costs in the Company's private passenger automobile product line. Loss and loss expense ratios for the comparative second quarters were as follows:


                                           2000           1999
                                         --------      --------
     Large and medium fleet trucking       48.8%          53.3%
     Private passenger automobile         111.1           60.6
     Small fleet trucking                  82.0           59.1
     All lines                             79.5           59.1


Other operating expenses for the third quarter of 2000 decreased 5.2% from the third quarter of 1999. The consolidated expense ratio of the Company's insurance subsidiaries was 25.7% for the third quarter of 2000 compared to 29.2% for the third quarter of 1999. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 23.9% during the third quarter of 2000 compared to 28.0% for the 1999 third quarter. All decreases in 2000 result from higher ceding commission income related to reinsurance purchased.

The effective federal tax rate for consolidated operations for the third quarter of 2000 was 33.5% and is less than the statutory rate primarily because of tax exempt investment income.

Due primarily to increased losses, net income decreased $3.4 million (50.8%) during the third quarter of 2000 as compared with the 1999 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                      ------------------------------------

Net premiums earned increased $7.2 million (14.0%) during the first nine months of 2000 as compared to the same period of 1999. The increased premium volume is primarily attributable to increases in the Company's private passenger automobile and small fleet trucking programs of $5.8 million and $1.3 million, respectively, and results largely from geographic expansion. Net premiums from the Company's independent contractor program increased $1.0 million and was offset by decreases in all other fleet trucking product lines.

Net investment income during the 2000 period was 1.6% higher than the 1999 period due to higher overall pre-tax and after tax yields.

The net realized gain on investments of $10.0 million for the first nine months of 2000 consists of net gains on equity securities of $12.7 million and was offset by net losses on limited partnership and fixed maturity investments of $2.1 million and $.6 million, respectively.

Losses and loss expenses incurred during the first nine months of 2000 increased $10.8 million from the 1999 period due primarily to sharply higher loss costs for the Company's private passenger automobile program. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                           2000          1999
                                        ---------      ---------
     Fleet trucking                        52.3%          61.0%
     Private passenger automobile          96.5           66.9
     Small fleet trucking                  69.8           64.8
     All lines                             74.8           64.4

Other operating expenses increased $1.8 million (9.9%) during the first nine months of 2000 compared to the same period of 1999 generally reflecting changes in premiums earned. The consolidated expense ratio of the Company's insurance subsidiaries was 28.4% for 2000 compared to 28.5% for 1999. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 26.9% for 2000 compared to 27.5% for 1999.

The effective federal tax rate for consolidated operations for the first nine months of 2000 was 33.5% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of higher loss costs, net income for the first nine months of 2000 was $14.2 million, a decrease of 11.0% from the comparable 1999 period.


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


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------    ------------------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 2000.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  November 14, 2000       By /s/ Gary W. Miller
     -------------------         --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date  November 14, 2000       By /s/ G. Patrick Corydon
     -------------------         --------------------------------
                                 G. Patrick Corydon,
                                 Vice President - Finance
                                 (Principal Financial and
                                   Accounting Officer)









                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2000



                                INDEX TO EXHIBITS




                                            Begins on sequential
                                             page number of Form
           Exhibit Number                            10-Q
          ----------------               ----------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings


             EXHIBIT 27                  Filed herewith electronically
      Financial Data Schedule




                              BALDWIN & LYONS, INC.

                              FORM 10-Q, EXHIBIT 11

                        COMPUTATION OF EARNINGS PER SHARE

                                         Three Months Ended             Nine Months Ended
                                            September 30                   September 30
                                    ---------------------------    ---------------------------
                                        2000           1999             2000           1999
                                    ------------   ------------     ------------   ------------
BASIC:
   Average number of shares
      Outstanding                     12,214,805     13,288,122       12,565,260     13,462,579
                                     ===========    ===========      ===========    ===========

      Net Income                     $ 3,288,536    $ 6,684,475      $14,200,738    $15,958,560
                                     ===========    ===========      ===========    ===========

      Per share amount                   $   .27        $   .50         $   1.12       $   1.17
                                     ===========    ===========      ===========    ===========


DILUTED:
   Average number of shares
      Outstanding                     12,214,805     13,288,122       12,565,260     13,462,579

   Dilutive stock options--based on
      treasury stock method using
      average market price                90,186        124,123           95,278        129,036
                                     -----------    -----------      -----------    -----------

      Totals                          12,304,991     13,412,245       12,660,538     13,591,615
                                     ===========    ===========      ===========    ===========

      Net Income                     $ 3,288,536    $ 6,684,475      $14,200,738    $15,958,560
                                     ===========    ===========      ===========    ===========

      Per share amount                   $   .27        $   .50         $   1.12       $   1.17
                                     ===========    ===========      ===========    ===========