Form 10-K
period 2000-12-31
BALDWIN & LYONS INC
filed 2001-03-27
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number  0-5534
DECEMBER 31, 2000

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                35-0160330
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA46204
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of March 15, 2001, based on the closing trade prices on that date, was approximately $52,324,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2001:

          Common Stock, No Par Value:
            Class A  (voting)2,300,785  shares
            Class B  (nonvoting)9,874,849  shares

The Index to Exhibits is located on pages 50 and 51.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 1, 2001 are incorporated by reference into Part III.

        1

                                     PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 32 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 49% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2000 was attributable to business placed with Protective by B & L. The remaining 51% consists primarily of business written by Sagamore originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to certain non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative placements. Reinsurance is ceded to spread the risk of loss
among several reinsurers.   In addition to voluntary reinsurance, described
below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

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

VOLUNTARY ASSUMPTION REINSURANCE

Protective accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several

        2
geographic regions and are limited so that any one catastrophic event would not have a material affect on the Company's financial position. However, a series of major events covering several geographic regions within a short period of time could result in significant losses to the Company.

PRIVATE PASSENGER AUTOMOBILE INSURANCE

Sagamore markets private passenger automobile liability and physical damage coverages to nonstandard insureds through a network of independent agents in thirteen states.

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

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2000 have been reduced by approximately $5.1 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.5 million higher for the year ended December 31, 2000.

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

        3

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of December 31, 2000. Prior to the restructuring of the Company's reinsurance treaties relating to trucking risks, effective June 1, 1998, reinsurance treaty arrangements had remained relatively constant since 1986. Prior to September 1, 1986, the Company's maximum exposure on a $10 million loss relating to its trucking insurance business ranged from $250,000 to approximately $2 million. The higher exposures were retained during periods when reasonably priced reinsurance was not available. Very few losses incurred during these periods, with the exception of environmental liability losses, remain unsettled at December 31, 2000. The Company's reinsurance treaties relating to trucking risks expire on June 1, 2001. Policies inforce on that date remain covered until expiration under the current treaties's run-off provisions. New or renewal trucking risk policies effective after June 1, 2001 will be covered under the yet to be determined provisions of new treaties.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence was $100,000 during 2000. Sagamore's retention under the workers' compensation product was $50,000 for a single occurrence.

The following table sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2000, 1999 and 1998. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 7 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2000.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

                                                               Year Ended December 31,
                                                          2000           1999           1998
                                                      -----------    -----------    -----------
                                                                    (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    Beginning of the year                                $130,702       $143,951      $151,493

  Provision for losses and LAE:
      Claims occurring during the current year             65,577         55,520        53,278
      Claims occurring during prior years                 (8,107)       (10,609)       (10,741)
                                                       ----------     ----------     ----------
                                                           57,470         44,911        42,537
  Losses and LAE payments:
      Claims occurring during the current year             37,671         27,867        24,947
      Claims occurring during prior years                  30,238         30,215         25,088
                                                       ----------     ----------     ----------
                                                           67,909         58,082        50,035

  Change in unpaid portion of uncollectible
    Amounts due from reinsurers                              (57)           (78)           (44)
                                                       ----------     ----------     ----------
  Liability for losses and LAE at end of year             120,206        130,702       143,951

Reinsurance recoverable on unpaid losses
  at end of the year                                       62,219         42,771         50,481
                                                       ----------     ----------     ----------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year            $182,425       $173,473       $194,432
                                                       ==========     ==========     ==========

        4

The reconciliation on page 4 shows an $8.1 million (6.7%) savings in the liability for losses and LAE recorded at December 31, 1999. The net savings is reflected in 2000 underwriting income. All major product groups produced redundancies during each of the years 2000, 1999 and 1998 with the exception of private passenger automobile in 2000. A more detailed discussion of reserve savings experienced in recent years is presented below.

The differences between the liability for losses and LAE reported in the accompanying 2000 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:


                                                                                        (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                        $121,265

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                  62,219
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                                          240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers               301

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                (1,600)
                                                                                            --------
  Liability reported on a GAAP basis                                                        $182,425
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

The table on page 7 presents the development of GAAP balance sheet liabilities for each year-end 1990 through 2000, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1990 liability has developed a $36.6 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 4.

Historically, the Company's loss developments have generally been favorable. Reserve developments for all year-ends 1986 through 1999 have produced redundancies as of December 31, 2000. In addition to
        5
improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the
American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have had a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during much of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature. Recent developments, including raising of speed limits in many states and the lack of availability of qualified drivers, may reverse some of the trends noted during the past ten years. Additionally, increased diesel and gasoline prices during the last two years may negatively impact incurred losses if smaller trucking operators begin to sacrifice maintenance and repairs in an effort to offset rising fuel costs.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2000 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 4 and 7, suggest that the Company's insured selection process and the overall effect of improved safety programs and other positive influences on claim frequency and severity have more than offset the negative factors anticipated when reserves were established. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 7 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2000, the Company had paid $118.7 million of losses and LAE that had been incurred, but not paid, as of December 31, 1990; thus an estimated $35.0 million in losses incurred through 1990 remain unpaid as of the current financial statement date ($153.7 million incurred less $118.7 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1993, but incurred in 1990, will be included in the cumulative development amount for years-end 1990, 1991, and 1992. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 2000 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

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


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)


Year Ended December 31   1990      1991      1992      1993      1994      1995      1996      1997      1998      1999      2000
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *   $190,351  $198,790  $188,189  $175,395  $175,012  $161,001
$154,039  $151,013  $143,515  $130,345  $119,905

Liability Reestimated
  as of:
    One Year Later      178,706   185,452   174,269   152,146   169,528   148,756   146,201   140,272   132,906   122,238
    Two Years Later     164,977   171,069   153,548   147,577   159,000   140,811   135,125   128,743   124,878
    Three Years Later   157,802   155,977   156,271   144,526   153,833   130,540   123,775   122,211
    Four Years Later    149,946   160,477   155,104   142,178   148,390   122,792   119,862
    Five Years Later    155,601   159,804   153,528   137,876   143,478   120,410
    Six Years Later     155,666   158,972   150,531   134,744   142,475
    Seven Years Later   155,038   157,976   147,992   134,540
    Eight Years Later   154,453   155,830   148,555
    Nine Years Later    153,051   156,380
    Ten Years Later     153,705


Cumulative Redundancy   $36,646   $42,410   $39,634   $40,855   $32,537   $40,591   $34,177   $28,802   $18,637    $8,107

Cumulative Amount of
  Liability Paid Through:
    One Year Later      $40,939   $41,958   $38,511   $30,297   $45,005   $27,825   $26,934   $25,088   $30,214   $30,239
    Two Years Later      63,689    68,706    59,494    58,969    67,219    43,016    43,280    43,311    48,416
    Three Years Later    81,746    83,413    82,122    71,375    76,248    55,515    55,834    55,180
    Four Years Later     92,313    98,331    91,794    77,702    85,096    62,740    63,998
    Five Years Later    103,190   104,915    96,617    82,792    90,331    69,747
    Six Years Later     107,579   109,174   100,299    87,316    95,924
    Seven Years Later   110,282   112,487   104,625    90,441
    Eight Years Later   113,080   116,461   107,668
    Nine Years Later    116,540   118,884
    Ten Years Later     118,684


* Amounts shown for 1990 through 2000 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $818, $597, $611, $554, $542, $457, $498, $480, $436, $358 and $301, respectively.

        7
environmental cases. During the seven years ended December 31, 2000, the Company recorded a total of $10.9 million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $3.9 million at December 31, 2000.

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

Since 1992, Protective has accepted retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. As the result of the recent merger of certain reinsurers and less favorable pricing in the market, Protective's participation in retrocessions decreased in 1999 and again in 2000 after adjustment for reinstatement premiums discussed later in the RESULTS OF OPERATIONS. However, based on improved pricing in the market late in 2000, the Company expects that premium from reinsurance assumed will increase during 2001.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard insureds. This program is currently being marketed in thirteen midwestern and southern states. Market acceptance to date has been favorable and approximately $35.7 million of premium was written in this line during 2000.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators with one to ten power units). This program was limited to a small geographic area composed of Midwestern states through

        8
the end of 1997. However, significant geographic expansion began during 1998 and has continued through 2000. Future expansion into other states is anticipated during 2001. Approximately $9.9 million of premium was written in this program during 2000, an increase in excess of 28% from the prior year.

During 1997, Sagamore began marketing a small business workers' compensation product in Missouri. Through 1999, growth in this product had been slow resulting mainly from competitive forces. However, recent developments in the competitive make-up in the states where Sagamore markets this program resulted in approximately $2.2 million in premium written during 2000, an increase of 120% from the prior year.

INVESTMENTS

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies emphasize relatively short-term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal.

At December 31, 2000 the financial statement value of the Company's investment portfolio was approximately $442 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                    December 31
                                                --------------------
                                                  2000 1999
                                                --------     --------
     Corporate and other bonds                    25.3%        27.6%
     Common stocks                                21.1         20.7
     Short-term and other investments             18.7         13.2
     Municipal bonds                              13.1         13.5
     U.S. Government obligations                  10.1         13.2
     Preferred stocks                              6.2          3.8
     Mortgage-backed securities                    5.5          8.0
                                                --------     --------
                                                 100.0%       100.0%
                                                ========     ========

The Company's concentration of invested assets in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in maturities in the portfolio during 2000.

MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)

                                                  2000 1999
                                                --------     --------
     Less than one year                           41.1%        28.3%
     1 to 5 years                                 42.6         50.8
     5 to 10 years                                 8.0         13.2
     More than 10 years                            8.3          7.7
                                                --------     --------
                                                 100.0%       100.0%
                                                ========     ========

     Average life of portfolio (years)             4.0          4.3
                                                ========     ========


        9

Approximately $14.2 million of the fixed maturity portfolio (3.2% of total invested assets) consists of bonds rated as less than investment grade at December 31, 2000. The unrealized net loss on the fixed maturity portfolio was $1.6 million at December 31, 2000, before income taxes, and compares to a $5.6 million unrealized loss at December 31, 1999.

Equity securities comprise 36% of the financial statement value of the consolidated investment portfolio at December 31, 2000, up from 32% at the prior year-end. The unrealized gains on the equity security portfolio increased $12.1 million to $57.6 million at December 31, 2000.

A comparison of consolidated investment yields is as follows:

                                                  2000         1999
                                                --------     --------
          Before federal tax:
             Investment income                     5.5%         5.0%
             Investment income plus realized
                investment gains                   8.7          6.4

          After federal tax:
             Investment income                     3.9          3.6
             Investment income plus realized
                investment gains                   6.1          4.5



EMPLOYEES

As of March 1, 2001, the Company had 267 employees, 263 of whom are engaged partially or wholly in the business of the Company's Insurance Subsidiaries. The changes from March 1, 2000 are minor.

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

Baldwin & Lyons, California leases approximately 2,700 square feet of office space in a suburb of Los Angeles, California on a month-to-month basis. All West Coast operations are conducted from these facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

        11

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The Nasdaq Stock Marketr under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2000, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2000 and 1999, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                                     CASH
                                    CLASS A                   CLASS B             DIVIDENDS
                               HIGH         LOW           HIGH        LOW          DECLARED
                            ---------    ---------     ---------   ---------      ---------
Year ended December 31:
2000:
FOURTH QUARTER                $19.000      $19.000       $23.875    $18.375           $.10
THIRD QUARTER                  19.000       15.000        20.250      15.250           .10
SECOND QUARTER                 17.500       16.000        19.938      16.000           .10
FIRST QUARTER                  21.250       16.500        22.125      16.250           .10

1999:
Fourth Quarter                 22.313       19.750        23.938      19.625           .10
Third Quarter                  22.375       20.250        23.875      20.188           .10
Second Quarter                 22.875       20.000        24.047      20.313           .10
First Quarter                  25.688       20.750        26.000      20.188           .10


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note G to the consolidated financial statements.

        12

ITEM 6.  SELECTED FINANCIAL DATA

                                                                Year Ended December 31
                                             ------------------------------------------------------------
                                                2000        1999         1998        1997         1996
                                             ----------  ----------   ----------  ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net premiums written                          $ 77,214    $ 72,033     $ 71,943    $ 69,575     $ 61,431

Net premiums earned                             77,439      69,114       68,862      61,675       58,743

Net investment income                           19,049      18,891       19,060      18,442       19,580

Realized net gains on investments               12,473       5,625        2,855      17,338        6,860

Losses and loss expenses incurred               57,470      44,911       42,537      39,854       33,754

Net income                                      19,750      18,616       16,895      24,446       21,692

Earnings per share -- net income (1)              1.57        1.38         1.22        1.75         1.51

Cash dividends per share                           .40         .40          .40         .40          .36

Investment portfolio (3)                       442,060     440,797      456,735     475,328      454,791

Total assets                                   552,164     530,677      544,369     557,015      526,460

Shareholders' equity                           294,000     284,783      288,592     293,963      273,122

Book value per share (1)                         24.01       21.50        20.91       21.23        19.46

Underwriting ratios (2):

   Losses and loss expenses                      74.2%       65.0%        61.8%       64.6%        57.5%

   Underwriting expenses                         28.1%       29.6%        32.0%       33.3%        29.2%

   Combined                                     102.3%       94.6%        93.8%       97.9%        86.7%



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

        13

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES


The primary sources of the Company's liquidity are (1) funds generated from insurance premiums, (2) net investment income and (3) maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments and commissions paid to the parent company, generally average between 25% and 35% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. During extended periods of declining net premium volume, however, operating cash flows may turn negative as loss settlements exceed net premium revenue and receipts of investment income.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have remained relatively low and yield curves have been essentially flat in recent years, the Company has not committed funds to longer term fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was 4.0 years and 4.3 years for 2000 and 1999, respectively. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2000 included $59.1 million in short-term investments which are readily convertible to cash without market penalty and an additional $49.2 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions produce inadequate rates and the Company chooses to restrict volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 2000 equaled approximately 22% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Shareholders' equity increased to $294.0 million at December 31, 2000, from $284.8 million at December 31, 1999, including an increase of $11.5 million in unrealized net gains on investments. The change in shareholders' equity also included $17.0 million in treasury share purchases and $5.0 million of cash dividends to shareholders. Book value per common share outstanding increased 12% to $24.01 at December 31, 2000 from $21.50 per share at December 31, 1999.

As more fully discussed in Note G to the consolidated financial statements, at December 31, 2000, $55.7 million, or 19.0% of shareholders' equity, represented net assets of the Company's insurance subsidiaries

        14
which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $9.4 million at December 31, 2000.


RESULTS OF OPERATIONS

2000 COMPARED TO 1999

Direct premiums written for 2000 totaled $97.1 million, an increase of $11.0 million (12.8%) from 1999. This increase is primarily attributable to increases in fleet trucking's large trucking fleet and independent contractor programs of $3.9 million (22.4%) and $1.6 million (7.8%), respectively, from 1999 levels. Direct premium writings from the Company's private passenger automobile, small trucking fleet and small business workers' compensation programs also increased by $2.4 million, $2.2 million and $1.2 million, respectively. Large trucking fleet volume increases resulted primarily from the addition of new accounts. Increases in independent contractor premiums resulted from the addition of new accounts and volume increases on existing accounts, while increases in private passenger automobile, small fleet and small workers' compensation were due primarily to geographic expansion.

Premiums assumed from other reinsurers of $4.2 million during 2000 were relatively unchanged from 1999 although 2000's premium included $1.7 million of reinstatement premium attributable to losses occurring in late 1999. Without this premium, reinsurance assumed volume would have decreased 37% from the prior year. Pricing in this market began to firm up toward the end of 2000 and management anticipates increased participation during 2001.

Premiums ceded to reinsurers increased $5.8 million (31.8%) during 2000 to $24.2 million. The percentage of premiums ceded to direct premiums written increased to 24.9% for 2000 from 21.3% for 1999 consistent with the increase in direct premiums written for the more heavily reinsured large trucking fleet program discussed above.

After giving effect to changes in unearned premiums, net premiums earned increased 12.0% to $77.4 million for 2000 from $69.1 million for 1999. Premiums earned from private passenger automobile increased by $6.6 million. Net premiums earned from all trucking-related insurance products increased by $1.7 million (5.3%), including $1.9 million (31.7%) for small fleet trucking.

Net investment income increased by $.2 million (.8%) during 2000 reflecting higher overall pre-tax yields on slightly lower average invested assets. The average pre-tax yield on invested assets was 5.5% and 5.0% for 2000 and 1999, respectively. After-tax yields were 3.9% and 3.6% for 2000 and 1999, respectively.

Realized net capital gains were $12.5 million in 2000 compared to $5.6 million for 1999. The current year net gain consisted of gains on equity securities of $16.0 million and losses on fixed maturities and other investments of $3.5 million.

Losses and loss expenses incurred during 2000 increased $12.6 million (28.0%) to $57.5 million. The 2000 consolidated loss and loss expense ratio was 74.2% compared to 65.0% for 1999. The increase in the loss and loss expense ratio is primarily attributable to adverse loss development and an increased frequency and severity of claims in the Company's personal automobile division. Changes in the Company's remaining products were generally favorable. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability

        15
insurance business, the Company believes it is important to have a high degree of comfort in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments in recent years may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to this favorable loss experience. However, due to the aforementioned changes in the Company's reinsurance structure for its large trucking fleets, whereby a smaller portion of the risk is retained, the impact of future loss developments on the loss and loss expense ratios may not be consistent with prior years.

Other operating expenses for 2000, before credits for allowances from reinsurers, increased $2.9 million (9.2%) to $34.7 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased 6.9% and accounted for approximately 40% of the total operating expense increase, reflecting the fully-employed labor market from which the Company draws. Direct commission expense increased $.9 million (12.8%) as the result of higher direct premiums from all of the Company's products. Ceding commission allowances from reinsurers increased $1.9 million (27.7%), resulting from increased premium volume covered under the reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 28.0% during 2000 compared to 29.6% for 1999. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 26.0% for 2000 compared with 27.5% for 1999. Expenses for 1999 included expenditures in preparation for Year 2000 (Y2K) compliance that were not present in the year 2000.

The effective federal tax rate for consolidated operations for 2000 was 31.8%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income from consolidated operations for 2000 was $19.7 million compared to $18.6 million for 1999. Diluted earnings per share increased to $1.57 in 2000 from $1.38 in 1999 due primarily to the increase in realized gains on investments. Diluted earnings per share from operations before realized gains on investments was $.93 in 2000 compared to $1.11 in 1999.


1999 COMPARED TO 1998

Direct premiums written for 1999 totaled $86.1 million, an increase of $8.2 million (10.6%) from 1998. This increase is primarily attributable to an increase in fleet trucking's independent contractor program of $4.1 million (24.6%) from 1998. Direct premium writings from small and large trucking fleet risks also increased by $2.4 million and $2.1 million, respectively. These increases were partially offset by a small decrease in the Company's private passenger automobile business where competitive pressures increased. Increases in independent contractor premiums resulted from the addition of new accounts and volume increases on existing accounts. Large fleet trucking volume increases resulted primarily from the addition of new accounts and small fleet trucking premium increases were due primarily to geographic expansion.

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

        16

Company's new reinsurance agreements for its fleet trucking products, effective June 1, 1998, were inforce for the full year. The new treaties provide for the Company to cede larger portions of its premium as well as the underlying risk.

After giving effect to changes in unearned premiums, net premiums earned increased .4% to $69.1 million for 1999 from $68.9 million for 1998. Net premiums earned from all trucking-related insurance products increased by $2.5 million (8.5%), including $2.2 million (59.7%) for small fleet trucking. Premiums earned from private passenger automobile increased by $1.0 million. The above increases were offset by a $3.7 million decrease (43.8%) in voluntary reinsurance assumed premium during 1999.

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

Losses and loss expenses incurred during 1999 increased $2.4 million (5.6%) to $44.9 million. The 1999 consolidated loss and loss expense ratio was 65.0% compared to 61.8% for 1998. The increase in the loss and loss expense ratio is primarily attributable to incurred loss development on discontinued products and residual market participation along with growth in the Company's small trucking fleet program, all of which is measured against a relatively unchanged consolidated premium base. Changes in the Company's remaining products were individually insignificant.

Other operating expenses for 1999, before credits for allowances from reinsurers, increased $2.3 million (7.8%) to $31.8 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased $2.4 million (16.1%) from 1998. Personnel expense for 1999 was higher primarily as the result of accruals for equity appreciation rights, which represent a broad-based employee incentive program which is tied to changes in the Company's book value, in addition to regular annual payroll increases. Direct commission expense decreased $.9 million (11.0%) as the result of the decline in premiums from voluntary reinsurance assumed, partially offset by increases in premiums from Sagamore's small fleet and small business workers' compensation products. Ceding commission allowances from reinsurers increased $3.7 million (115.7%) resulting from new reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 29.6% during 1999 compared to 32.0% for 1998. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 27.5% for 1999 compared with 29.4% for 1998. Expenses for 1999 and 1998 include expenditures for Year 2000 (Y2K) compliance. While it is not possible to precisely isolate Y2K expenditures from those for ongoing development of current product lines, management believes that amounts spent during 1999 for Y2K related issues were higher than expenditures during 1998.

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

        17

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $12.5 million and $7.7 million were recorded at December 31, 2000 and 1999, respectively. The net deferred tax liability at December 31, 2000 included $4.2 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $5.0 million in special tax deposits at December 31, 1999. Adjusted for the special deposits, a net deferred tax liability of $16.7 million was recorded at December 31, 2000 compared to a net deferred tax liability of $12.7 million at December 31, 1999. The increase in deferred federal taxes payable is primarily attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $4.2 million have been paid in connection with this election.


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

        18

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2000 was $158.0 million or approximately 36% of invested assets, including money market instruments classified as cash. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, are the most important feature.

The Company's fixed maturity portfolio totaled $211.8 million at December 31, 2000. Over half of this portfolio is made up of U. S. government and government agency obligations and state and municipal debt securities, 83% of the portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 4.0 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

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

        19

                           ANNUAL REPORT ON FORM 10-K





               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 2000

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA


















        20

                          YEAR ENDED DECEMBER 31, 2000

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA


REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and retained earnings, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 26, 2001










        21

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                          December 31
                                                                   -------------------------
                                                                      2000 1999
                                                                   ----------     ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                $ 211,810      $ 250,386
    Equity securities                                                 157,951        139,300
    Short-term and other                                               40,176         32,467
                                                                   ----------     ----------
                                                                      409,937        422,153

Cash and cash equivalents                                              32,814         20,115
Accounts receivable--less allowance
   (2000, $1,229; 1999, $1,072)                                        25,279         24,991
Accrued investment income                                               3,724          3,697
Reinsurance recoverable                                                64,690         44,825
Deferred policy acquisition costs                                       3,674          3,851
Current federal income taxes                                                -            764
Property and equipment--less accumulated depreciation
    (2000, $6,224; 1999, $5,537)                                        8,456          6,894
Notes receivable from employees                                         1,709              -
Other assets                                                            1,881          3,387
                                                                   ----------     ----------
                                                                    $ 552,164      $ 530,677
                                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                        $ 182,425      $ 173,473
    Unearned premiums                                                  24,441         24,432
                                                                   ----------     ----------
                                                                      206,866        197,905

Reinsurance payable                                                     7,349         11,536
Accounts payable and other liabilities                                 30,399         28,753
Deferred federal income taxes                                          12,547          7,700
Current federal income taxes                                            1,003              -
                                                                   ----------     ----------
                                                                      258,164        245,894
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 2000, 2,300,785 shares;
           1999, 2,325,554 shares                                         123           124
       Class B -- authorized 20,000,000 shares;
           outstanding -- 2000, 9,870,082 shares;
           1999, 10,837,393 shares                                        526           578
    Additional paid-in capital                                         36,416        39,663
    Unrealized net gains on investments                                36,237        24,711
    Retained earnings                                                 220,698        219,707
                                                                   ----------     ----------
                                                                      294,000        284,783
                                                                   ----------     ----------
                                                                    $ 552,164      $ 530,677
                                                                   ==========     ==========


See notes to consolidated financial statements.

        22

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                         2000           1999           1998
                                                                     ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                $  77,439      $  69,114     $  68,862
    Net investment income                                                 19,049         18,891        19,060
    Realized net gains on investments                                     12,473          5,625         2,855
    Commissions, service fees and other income                             3,512          2,772          1,806
                                                                      ----------     ----------    ----------
                                                                         112,473         96,402        92,583
EXPENSES:
    Losses and loss expenses incurred                                     57,470         44,911        42,537
    Other operating expenses                                              26,039         24,985         26,339
                                                                      ----------     ----------    ----------
                                                                          83,509         69,896         68,876
                                                                      ----------     ----------    ----------
                               INCOME BEFORE FEDERAL INCOME TAXES         28,964         26,506        23,707

Federal income taxes                                                       9,214          7,890          6,812
                                                                      ----------     ----------    ----------
                                                       NET INCOME         19,750         18,616        16,895

Retained earnings at beginning of year                                   219,707        216,223       206,258
Cash dividends (per share - $.40 per year)                               (4,994)        (5,365)        (5,488)
Cost of treasury shares in excess of original issue proceeds            (13,572)        (9,946)        (1,140)
Foreign exchange adjustment                                                (193)            179          (302)
                                                                      ----------     ----------     ----------
                                 RETAINED EARNINGS AT END OF YEAR      $ 220,698      $ 219,707     $ 216,223

PER SHARE DATA:
DILUTED:
    Income before realized net gains                                     $   .93        $  1.11       $  1.09
    Realized net gains on investments                                        .64            .27            .13
                                                                      ----------     ----------    ----------
                                                       NET INCOME        $  1.57        $  1.38        $  1.22
                                                                      ==========     ==========    ==========

BASIC:
    Income before realized net gains                                     $   .93        $  1.12       $  1.10
    Realized net gains on investments                                        .65            .27            .13
                                                                      ----------     ----------    ----------
                                                       NET INCOME        $  1.58        $  1.39        $  1.23
                                                                      ==========     ==========    ==========

See notes to consolidated financial statements.

        23

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries


                                                                         2000           1999           1998
                                                                     ------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)

BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                 $  219,707     $  216,223    $  206,258
    Unrealized gains on investments                                       24,711         30,311         45,614
                                                                      ----------     ----------     ----------
                                                                         244,418        246,534       251,872

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                            19,750         18,616        16,895

    Gains (losses) on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                   30,205        (2,991)       (20,688)
        Federal income taxes                                              10,572        (1,047)        (7,241)
                                                                      ----------     ----------     ----------
                                                                          19,633        (1,944)       (13,447)

        Gains realized during period included in net income,
            before federal income taxes                                 (12,473)        (5,625)        (2,855)
        Federal income taxes                                             (4,366)        (1,969)          (999)
                                                                      ----------     ----------     ----------
                                                                         (8,107)        (3,656)        (1,856)
                                                                      ----------     ----------     ----------

        Change in unrealized gains on investments                         11,526        (5,600)       (15,303)

    Foreign exhange adjustment                                             (193)            179          (302)
                                                                      ----------     ----------     ----------

                             TOTAL REALIZED AND UNREALIZED INCOME         31,083         13,195         1,290

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                  (4,994)        (5,365)        (5,488)
    Cost of treasury shares in excess of original issue proceeds        (13,572)        (9,946)        (1,140)
                                                                      ----------     ----------     ----------
                                                                        (18,566)       (15,311)        (6,628)
                                                                      ----------     ----------     ----------
                                                    TOTAL CHANGES         12,517        (2,116)        (5,338)
                                                                      ----------     ----------     ----------

BALANCES AT END OF YEAR:
    Retained earnings                                                    220,698        219,707       216,223
    Unrealized gains on investments                                       36,237         24,711         30,311
                                                                      ----------     ----------     ----------
                                                                      $  256,935     $  244,418     $  246,534
                                                                      ==========     ==========     ==========

See notes to consolidated financial statements.


        24

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                         2000           1999           1998
                                                                     ------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                          $ 19,750       $ 18,616       $ 16,895
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Change in accounts receivable and unearned premium               (279)        (2,711)         4,800
         Change in accrued investment income                               (27)            371           (22)
         Change in loss and loss expense reserves
            and reinsurance recoverable                                (10,913)       (13,030)        (8,240)
         Change in other assets, other liabilities
            and current income taxes                                      (380)          2,237        (2,173)
         Amortization of net policy acquisition costs                     1,031          1,716         5,945
         Net policy acquisition costs deferred                            (854)        (2,323)        (6,668)
         Provision for deferred income taxes                            (1,359)            530         2,176
         Bond amortization                                                  227            384           217
         Loss on sale of property                                            57             19            28
         Depreciation                                                     2,318          1,845         1,311
         Net realized gain on investments                              (13,524)        (5,771)        (2,701)
         Compensation expense related to discounted stock options           136            140            135
                                                                     ----------     ----------     ----------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,817)          2,023        11,703

INVESTING ACTIVITIES
   Purchases of fixed maturities and equity securities                (132,874)      (143,309)      (196,774)
   Proceeds from maturities                                              44,185         55,746        92,774
   Proceeds from sales of fixed maturities                               35,779         23,485        21,785
   Proceeds from sales of equity securities                             108,063         84,441        80,487
   Net purchases of short-term investments                              (9,671)        (8,263)        (6,801)
   Distributions from limited partnerships                                1,799            157           600
   Notes receivable from employees                                      (1,709)              -              -
   Purchases of property and equipment                                  (4,121)        (2,836)        (3,553)
   Proceeds from disposals of property and equipment                        184            332            128
                                                                     ----------     ----------     ----------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        41,635          9,753       (11,354)

FINANCING ACTIVITIES
   Dividends paid to shareholders                                       (4,994)        (5,365)        (5,488)
   Proceeds from sale of common stock                                        10             15            40
   Drawing on line of credit                                              5,411          8,528              -
   Repayment on line of credit                                          (8,528)              -              -
   Cost of treasury shares                                             (17,018)       (11,794)        (1,348)
                                                                     ----------     ----------     ----------
                            NET CASH USED IN FINANCING ACTIVITIES      (25,119)        (8,616)        (6,796)
                                                                     ----------     ----------     ----------
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        12,699          3,160        (6,447)
Cash and cash equivalents at beginning of year                           20,115         16,955         23,402
                                                                     ----------     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 32,814       $ 20,115       $ 16,955
                                                                     ==========     ==========     ==========

See notes to consolidated financial statements.
        25

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

        26

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

        27

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                         Cost or         Gross          Gross           Net
                                                            Fair        Amortized      Unrealized     Unrealized     Unrealized
                                                           Value           Cost          Gains          Losses         Gains
                                                        ------------   ------------   ------------   ------------   ------------
2000:
   U. S. government obligations                           $  38,789      $  38,911      $      58     $    (180)     $    (122)
   Mortgage-backed securities                                21,430         21,385            128           (83)            45
   Obligations of states and political subdivisions          50,856         50,470            425           (39)           386
   Corporate securities                                     100,735        102,676            878        (2,819)        (1,941)
                                                         ----------     ----------     ----------     ----------     ----------
      Total fixed maturities                                211,810        213,442          1,489        (3,121)        (1,632)
   Equity securities                                        157,951        100,387         66,301        (8,737)        57,564
   Short-term and other                                      40,176         40,358              -          (182)          (182)
                                                         ----------     ----------     ----------     ----------     ----------
      Total available-for-sale securities                 $ 409,937      $ 354,187      $  67,790     $ (12,040)        55,750
                                                         ==========     ==========     ==========     ==========

                                                                     Applicable federal income taxes                   (19,513)
                                                                                                                     ----------

                                                                   Net unrealized gains - net of tax                  $  36,237
                                                                                                                     ==========
1999:
   U. S. government obligations                           $  52,169      $  53,091      $       3     $    (925)     $    (922)
   Mortgage-backed securities                                32,074         32,350            178          (454)          (276)
   Obligations of states and political subdivisions          54,496         54,643            107          (254)          (147)
   Corporate securities                                     111,647        115,872            225        (4,450)        (4,225)
      Total fixed maturities                                250,386        255,956            513        (6,083)        (5,570)
   Equity securities                                        139,300         93,768         56,159       (10,627)        45,532
   Short-term and other                                      32,467         34,412            555        (2,500)        (1,945)
                                                         ----------     ----------     ----------     ----------     ----------
      Total available-for-sale securities                 $ 422,153      $ 384,136      $  57,227     $ (19,210)        38,017
                                                         ==========     ==========     ==========     ==========

                                                                     Applicable federal income taxes                   (13,306)
                                                                                                                     ----------

                                                                   Net unrealized gains - net of tax                  $  24,711
                                                                                                                     ==========


        28

Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                                    2000           1999           1998
                                                                -----------    -----------    -----------
Fixed maturities:
   Gains                                                          $    666       $    220      $    224
   Losses                                                          (1,209)        (2,564)           (21)
                                                                 ---------      ---------      ---------
      Net gains (losses)                                             (543)        (2,344)           203

Equity securities:
   Gains                                                            22,861         17,747         9,779
   Losses                                                          (6,866)        (9,953)        (6,855)
                                                                 ---------      ---------      ---------
      Net gains                                                     15,995          7,794         2,924

Short-term and other - net gain (loss)                             (2,979)            175          (272)
                                                                 ---------      ---------      ---------

Total net gains                                                   $ 12,473       $  5,625        $ 2,855
                                                                 =========      =========      =========



The fair values and the cost or amortized cost of fixed maturity investments at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Maturities for mortgage-backed securities are determined on a specific identification basis.

                                                   Fair Values                             Cost or Amortized Cost
                                     ---------------------------------------      ---------------------------------------
                                      Mortgage-                     Total          Mortgage-                     Total
                                        Backed                      Fixed            Backed                      Fixed
                                      Securities    All Other     Maturities       Securities    All Other     Maturities
                                     -----------   -----------   -----------      -----------   -----------   -----------
One year or less                       $      43    $  49,272     $  49,315         $      43    $  49,386    $  49,429
Excess of one year to five years          10,334      105,547       115,881            10,272      105,969      116,241
Excess of five years to ten years          3,657       17,204        20,861             3,630       17,279       20,909
Excess of ten years                        7,396       14,477        21,873             7,440       14,508        21,948
                                       ---------    ---------     ---------         ---------    ---------     ---------
   Total maturities                       21,430      186,500       207,930            21,385      187,142      208,527
Redeemable preferred stock                     -        3,880         3,880                 -        4,915         4,915
                                       ---------    ---------     ---------         ---------    ---------     ---------
                                       $  21,430    $ 190,380     $ 211,810         $  21,385    $ 192,057     $ 213,442
                                       =========    =========     =========         =========    =========     =========

Major categories of investment income for the years ended December 31 are summarized as follows:

                                                2000           1999           1998
                                            -----------    -----------    -----------
Fixed maturities                              $  13,951      $  15,785     $  15,901
Equity securities                                 3,327          2,608         2,210
Money market funds                                1,778          1,089         1,517
Short-term and other                              1,674            565            611
                                             ----------     ----------     ----------
                                                 20,730         20,047        20,239
Investment expenses                             (1,681)        (1,156)        (1,179)
                                             ----------     ----------     ----------
                   NET INVESTMENT INCOME      $  19,049      $  18,891      $  19,060
                                             ==========     ==========     ==========

Approximately 31% of purchases and 47% of sales of investments during the three years ended December 31, 2000 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $1,499, $614 and $590 in 2000, 1999 and 1998, respectively.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

        29

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                               Year Ended December 31,
                                                          2000           1999           1998
                                                      -----------    -----------    -----------
Reserves at the beginning of the year                   $ 130,702      $ 143,951     $ 151,493

Provision for losses and loss expenses:
   Claims occurring during the current year                65,577         55,520        53,278
   Claims occurring during prior years                    (8,107)       (10,609)       (10,741)
                                                       ----------     ----------     ----------
      Total incurred                                       57,470         44,911        42,537

Loss and loss expense payments:
   Claims occurring during the current year                37,671         27,867        24,947
   Claims occurring during prior years                     30,238         30,215         25,088
                                                       ----------     ----------     ----------
      Total paid                                           67,909         58,082        50,035

Change in unpaid portion of uncollectible
    amounts due from reinsurers                              (57)           (78)           (44)
                                                       ----------     ----------     ----------
Reserves at the end of the year                           120,206        130,702       143,951

Reinsurance recoverable on reserves
   at the end of the year                                  62,219         42,771         50,481
                                                       ----------     ----------     ----------
Reserves, gross of reinsurance
    recoverables, at the end of the year                $ 182,425      $ 173,473      $ 194,432
                                                       ==========     ==========     ==========

The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 1999, 1998 and 1997 were decreased by $8,107, $10,609 and $10,741, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 2000 and 1999, on reserves outstanding at December 31, 1999 and 1998 included increases of $15 and decreases of $1,082, respectively, for incurred losses and loss expenses related to environmental damage claims. Reported cases relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Included in the above amounts are reserves for incurred but not reported environmental losses of $3,900 and $5,000 at December 31, 2000 and 1999, respectively. Adjusted for environmental claims, management believes that the more favorable than anticipated experience may be attributable, at least in part, to changes in trucking safety in general resulting from the implementation of the national commercial driver license, mandatory drug testing and an increased awareness by trucking companies of the cost of unsafe operations. It is further believed that the Company's selection techniques, minimum safety standards and claims handling have also contributed to the current favorable loss experience. These trends were considered in the establishment of the Company's reserves at December 31, 2000.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2000 and 1999, loss reserves have been reduced by approximately $5,096 and $5,553, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $2,698 and $2,363 at December 31, 2000 and 1999, respectively.

        30

NOTE D - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2000, 1999 and 1998 were $657, $620 and $615, respectively.

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                         2000 1999
                                                       ----------     ----------
DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                      $  19,513     $  13,306
   Deferred acquisition costs                              1,315         1,351
   Limited partnerships                                      258         2,007
   Salvage and subrogation                                   560           578
   Other                                                     590            598
                                                       ---------      ---------
      Total deferred tax liabilities                      22,236         17,840
                                                       ---------      ---------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves             4,154         5,049
   Deferred compensation                                   2,928         2,433
   Unearned premiums                                       1,692         1,707
   Other                                                     915            951
                                                       ---------      ---------
      Total deferred tax assets                            9,689         10,140
                                                       ---------      ---------

                   NET DEFERRED TAX LIABILITIES        $  12,547       $  7,700
                                                       =========      =========



A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                     2000           1999           1998
                                                  ----------     ----------     ----------
Statutory federal income rate applied to
   pretax income from operations                  $  10,137      $   9,277     $   8,297
Tax effect of (deduction):
   Tax-exempt investment income                     (1,390)        (1,337)        (1,374)
   Other                                                467           (50)          (111)
                                                  ---------      ---------      ---------
Federal income tax expense                        $   9,214      $   7,890      $   6,812
                                                  =========      =========      =========

Federal income tax expense consists of the following:

                                                     2000           1999           1998
                                                  ----------     ----------     ----------
Taxes (credits) on income from operations:
   Current                                        $  10,573      $   7,360     $   4,636
   Deferred                                         (1,359)            530          2,176
                                                  ---------      ---------      ---------
                                                  $   9,214      $   7,890      $   6,812
                                                  =========      =========      =========

        31

Cash flows related to federal income taxes paid, net of refunds received, for 2000, 1999 and 1998 were $8,807, $7,367 and $6,533, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $4,154 of deferred tax assets at December 31, 2000 arising from loss reserve discounting is assured based on Section 847 of the Internal Revenue Code.

NOTE F - REINSURANCE
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. Protective also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks as well as aggregate catastrophe treaties. Accordingly, the occurrence of a major catastrophic event could have a significant impact on the Company's financial statements. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

Net premiums earned for 2000, 1999 and 1998 have been reduced by reinsurance ceded premiums of approximately $23,943, $19,037 and $12,337, respectively. Net losses and loss expenses incurred for 2000 and 1998 have been reduced by reinsurance recoveries of approximately $40,586 and $10,255, respectively. Net losses and loss expenses incurred for 1999 have been increased by net savings on reinsured claims of $771. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts. Net premiums earned for 2000, 1999 and 1998 include approximately $4,678, $4,981 and $8,338, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools.

Components of reinsurance recoverable at December 31 are as follows:

                                               2000 1999
                                             ----------     ----------
Paid losses and loss expenses                $   2,197     $   2,013
Unpaid losses and loss expenses                 62,219        42,771
Unearned premiums                                  274             41
                                             ---------      ---------
                                             $  64,690      $  44,825
                                             =========      =========

        32

NOTE G - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows:

Additional
                                                        Class A                       Class B               Paid-in
                                                 Shares         Amount         Shares         Amount        Capital
                                              ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1998                      2,397,354     $      128     11,292,445     $      602    $   41,361
   Discounted stock options issued                      -              -              -              -           135
   Discounted stock options exercised                   -              -         67,475              4            36
   Treasury shares purchased                      (8,900)            (1)       (57,424)            (3)          (204)
                                               ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1998                    2,388,454            127     11,302,496            603        41,328
   Discounted stock options issued                      -              -              -              -           139
   Discounted stock options exercised                   -              -         45,297              2            13
   Treasury shares purchased                     (62,900)            (3)      (510,400)           (27)        (1,817)
                                               ----------     ----------     ----------     ----------     ----------
Balance at December 31, 1999                    2,325,554            124     10,837,393            578        39,663
   Discounted stock options issued                      -              -              -              -           136
   Discounted stock options exercised                   -              -         17,889              1             9
   Treasury shares purchased                     (24,769)            (1)      (985,200)           (53)        (3,392)
                                               ----------     ----------     ----------     ----------     ----------
Balance at December 31, 2000                    2,300,785      $     123      9,870,082      $     526      $  36,416
                                               ==========     ==========     ==========     ==========     ==========

The Company's Class A and Class B common stock has a stated value of approximately $.05.

Shareholders' equity at December 31, 2000 includes $302,858 representing GAAP shareholder's equity of insurance subsidiaries, of which $42,772 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $204,337 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $23,408, $18,212 and $18,396 for 2000, 1999 and 1998, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $291,371 and $270,948 at December 31, 2000 and 1999, respectively.


NOTE H - OTHER OPERATING EXPENSES
Details of other operating expenses are as follows:

                                                                    Years Ended December 31
                                                               2000           1999           1998
                                                           -----------    -----------    -----------
Amortization of deferred policy acquisition costs            $   9,740      $   8,538     $   9,108
Other underwriting expenses                                     13,103         12,162        11,263
Expense allowances from reinsurers                             (8,709)        (6,822)        (3,163)
                                                            ----------     ----------     ----------
                            TOTAL UNDERWRITING EXPENSES         14,134         13,878        17,208
Operating expenses of non-insurance companies                   11,905         11,107          9,131
                                                            ----------     ----------     ----------
                         TOTAL OTHER OPERATING EXPENSES      $  26,039      $  24,985      $  26,339
                                                            ==========     ==========     ==========

        33

NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                               2000           1999           1998
                                                           -----------    -----------    -----------
Average shares outstanding
   for basic earnings per share                             12,466,510     13,393,357    13,719,728

Dilutive effect of options                                      88,612        127,615        146,448
                                                            ----------     ----------     ----------
Average shares outstanding
   for diluted earnings per share                           12,555,122     13,520,972     13,866,176
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

        34

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                           Non-standard
                                                             Private       Voluntary
                                               Fleet        Passenger     Reinsurance
                                              Trucking      Automobile      Assumed       All Other        Totals
                                            ------------   ------------   ------------   ------------   ------------
2000:
Direct and assumed premium written           $   49,258     $   35,713     $    4,203     $   12,216    $  101,390
Net premium earned and fee income                26,722         39,476          4,521          9,067        79,786
Underwriting gain (loss)                         12,582        (9,498)          2,083            262         5,429

1999:
Direct and assumed premium written               44,013         33,339          4,015          9,009        90,376
Net premium earned and fee income                26,877         32,467          4,751          6,872        70,967
Underwriting gain (loss)                          9,211          (284)          1,647        (1,041)         9,533

1998:
Direct and assumed premium written               37,714         33,919          6,994          5,974        84,601
Net premium earned and fee income                26,599         30,738          8,457          4,180        69,974
Underwriting gain (loss)                          6,325        (1,301)          2,839            242         8,105


The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from operations before federal income taxes, respectively.

                                                     2000           1999           1998
                                                 -----------    -----------    -----------
REVENUE:
Net premium earned and fee income                  $  79,786      $  70,967     $  69,974
Net investment income                                 19,049         18,891        19,060
Realized net gains on investments                     12,473          5,625         2,855
Other income                                           1,165            919            694
                                                   ---------      ---------      ---------
                   Total consolidated revenue      $ 112,473      $  96,402      $  92,583
                                                   =========      =========      =========

                                                     2000           1999           1998
                                                 -----------    -----------    -----------
PROFIT:
Underwriting gain                                  $   5,429      $   9,533     $   8,105
Net investment income                                 19,049         18,891        19,060
Realized net gains on investments                     12,473          5,625         2,855
Corporate expenses                                   (7,987)        (7,543)        (6,313)
                                                   ---------      ---------      ---------
                      Income from operations
                  before federal income taxes      $  28,964      $  26,506      $  23,707
                                                   =========      =========      =========


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $23,739, $22,301 and $18,436 of the Company's consolidated revenue in 2000, 1999 and 1998, respectively.

        35

NOTE K - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 2000, 1999 or 1998. At December 31, 2000 there were 136,179 shares (Class A) and 375,766 shares (Class B) outstanding which are eligible for repurchase by the Company.

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

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     2000                          1999                          1998
                                          --------------------------    --------------------------    --------------------------
                                                          Weighted                      Weighted                      Weighted
                                                          Average                       Average                       Average
                                                          Exercise                      Exercise                      Exercise
                                           Options         Price         Options         Price         Options         Price
                                         -----------    -----------    -----------    -----------    -----------    -----------
Outstanding at beginning of year             572,248     $  21.543         631,974     $  20.376         693,221      $ 18.625

Granted at exercise prices below market        7,842         1.000           6,571         1.000           6,228         1.000
Exercised                                     17,889          .548          45,297          .333          67,475          .590
Forfeited                                          -             -          21,000        25.750               -             -
                                           ---------                     ---------                     ---------
Outstanding at end of year                   562,201        21.925         572,248        21.543         631,974        20.376
                                           =========                     =========                     =========

Exercisable at end of year                   554,359        22.221         407,010        20.235         294,413        14.739

Weighted average fair value
   of options granted during the year
   at exercise prices below market             7,842        17.411           6,571        21.242           6,228        21.682


The fair value of market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, 2000 net income and earnings per share would have been reduced by $939 and $.07, respectively, related to the issuance of 1997 market value options. Similarly, 1999 and 1998 net income and earnings per share would each have been reduced by $975 and $.07, respectively, related to these options.

Exercise prices for options outstanding as of December 31, 2000 were $.33, $1.00 or $25.75. The weighted-average remaining contractual life of options exercisable at either $.33 or $1.00 is 5.3 years with a weighted-average exercise price of $.78. The remaining contractual life of options exercisable at $25.75 is 7 years. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $136, $140 and $135 for 2000, 1999 and 1998, respectively.

During 2000, the Company offered loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $1,709 of such full-recourse loans were issued and outstanding at December 31, 2000 and carry an interest rate of 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue.

        36

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                             Results by Quarter
                                             ----------------------------------------------------------------------------------
                                                              2000 1999
                                             ---------------------------------------   ---------------------------------------
                                                1ST       2ND       3RD       4TH         1st       2nd       3rd       4th
                                             --------- --------- --------- ---------   --------- --------- --------- ---------
Net premiums earned                           $19,669   $18,576   $20,417   $18,777      $15,985   $17,705   $17,749  $17,675
Net investment income                           4,937     4,727     4,461     4,924        4,668     4,628    4,604     4,991
Realized net gains (losses) on investments      4,466     3,828     1,722     2,457        2,645       853     3,899   (1,772)
Losses and loss expenses incurred              13,255    14,418    16,234    13,563       10,960    11,672    10,492   11,787
Net income                                      6,275     4,637     3,289     5,549        4,959     4,315     6,685    2,657

Per share - diluted:
   Net income                                  $  .48    $  .37    $  .27    $  .45       $  .36    $  .32    $  .50    $  .20


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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                Served in
                                                                              Such Capacity
           Name               Age                   Title                         Since
-------------------------    -----       ---------------------------         ---------------
Gary W. Miller                 60        Chairman, President and CEO              1983 (1)
G. Patrick Corydon             52        Vice President and Treasurer             1979
Joseph J. DeVito               49        Vice President                           1986
James W. Good                  57        Vice President                           1980
James E. Kirschner             55        Vice President and Secretary             1977 (2)

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

          Consolidated Balance Sheets - December 31, 2000 and 1999

          Consolidated Statements of Income and Retained Earnings - Years ended
              December 31, 2000, 1999 and 1998

          Consolidated Statements of Changes in Equity Other Than Capital -
              Years ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows - Years ended December 31,
              2000, 1999 and 1998

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

        39

     3.  Listing of Exhibits:

    Number & Caption
  from Exhibit Table of
 Item 601 of Regulation
          S-K            Exhibit Number and Description
-----------------------  ---------------------------------------------------

          (3)            EXHIBIT 3(i)--
(Articles of Incorpor-   Articles of Incorporation of Baldwin & Lyons, Inc.,
  ation & By Laws)       as amended (Incorporated as an exhibit by reference
                         to Exhibit 3(a) to the Company's Annual Report on
                         Form 10-K for the year ended December 31, 1986)


                         EXHIBIT 3(ii)--
                         By-Laws of Baldwin & Lyons, Inc., as restated.


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


        40

    Number & Caption
  from Exhibit Table of
 Item 601 of Regulation
          S-K            Exhibit Number and Description
-----------------------  -----------------------------------------------------

                         EXHIBIT 10(e)--
                         Baldwin & Lyons, Inc. Restated Employee Discounted Stock Option Plan. (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31,
                         1997)


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





(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 2000.


(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted on pages 42 through 46 of this report.

        41

                          SCHEDULE I -- SUMMARY OF INVESTMENTS-
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                         FORM 10-K - YEAR ENDED DECEMBER 31, 2000


                          BALDWIN & LYONS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
------------------
                Column A                      Column B            Column C            Column D
--------------------------------------------------------------------------------
------------------
                                                           (DOLLARS IN THOUSANDS)
                                                                                     Amount At
                                                                                    Which Shown
                                                                    Fair           In The Balance
           Type of Investment                   Cost               Value             Sheet (A)
----------------------------------------   --------------      --------------      --------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                              $  38,911           $  38,789          $  38,789
    Mortgage backed securities                    21,385              21,430             21,430
    States, municipalities and
      political subdivisions                      50,470              50,856             50,856
    Public utilities                              15,806              16,072             16,072
    All other corporate bonds                     81,955              80,783             80,783
  Redeemable preferred stock                       4,915               3,880               3,880
                                            ------------        ------------        ------------
                 Total fixed maturities          213,442             211,810            211,810

Equity Securities:
  Common Stocks:
    Public Utilities                               1,192               1,791              1,791
    Banks, trust and insurance
      Companies                                   19,994              34,768             34,768
    Industrial, miscellaneous
      and all other                               60,269             102,334            102,334
  Nonredeemable preferred stocks                  18,932              19,058              19,058
                                            ------------        ------------        ------------
                Total equity securities          100,387             157,951            157,951

Short-term and Other:
  Certificates of deposit                          1,878               1,878              1,878
  Commercial paper                                25,059              25,059             25,059
  Other long-term investments                     13,421              13,239              13,239
                                            ------------        ------------        ------------
             Total short-term and other           40,358              40,176              40,176
                                            ------------        ------------        ------------
         Total investments                     $ 354,187           $ 409,937           $ 409,937
                                            ============        ============        ============

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

        42

                                       SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                             FORM 10-K - YEAR ENDED DECEMBER 31, 2000
                                              BALDWIN & LYONS, INC. AND SUBSIDIARIES
                                                      (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
---------------------------------------------------
      Column A     Column B    Column C   Column D   Column E   Column F    Column G   Column H   Column I   Column J    Column K
--------------------------------------------------------------------------------
---------------------------------------------------


                               As of December 31,                                   Year Ended December 31,
                  ---------------------------------------------------------------------------------------------------------------
                               Reserves
for Unpaid                      Other                          Benefits,  Amortization
                   Deferred     Claims                Policy                           Claims,  of Deferred
                    Policy    and Claim             Claims and    Net         Net     Losses and   Policy     Other        Net
                 Acquisition  Adjustment  Unearned   Benefits   Premium    Investment SettlementAcquisition Operating    Premiums
      Segment       Costs      Expenses   Premiums   Payable     Earned      Income    Expenses    Costs     Expenses    Written
    ------------ ----------- ----------- ---------- ---------- ----------  ---------- --------------------------------  ----------
                                                                              (A)        (A)                 (A)  (B)
Property/Casualty
 Insurance

    2000           $   3,674  $ 182,425   $ 24,441        ---   $ 77,439   $ 19,049    $ 57,470   $   9,740  $  4,394   $ 77,214
    1999               3,851    173,473     24,432        ---     69,114     18,891      44,911       8,538     5,340     72,033

    1998               3,245    194,432     22,208        ---     68,862     19,060      42,537       9,108     8,100    71,943


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

        43

                                          SCHEDULE IV -- REINSURANCE

                                   FORM 10-K - YEAR ENDED DECEMBER 31, 2000

                                    BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                            (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
---------------------------
   Column A                         Column B       Column C       Column D       Column E       Column F
--------------------------------------------------------------------------------
---------------------------
                                                                                                  % of
                                                    Ceded         Assumed                        Amount
                                     Direct        to Other      from Other        Net        Assumed to
                                    Premiums      Companies      Companies        Amount          Net
                                  ------------   ------------   ------------   ------------   ------------
Premiums Earned -
 Property/casualty insurance:
     Years Ended December 31:

                        2000        $  96,702      $  23,943       $  4,680      $  77,439         6.0

                        1999           83,170         19,037          4,981         69,114         7.2

                        1998           72,861         12,337          8,338         68,862        12.1


        44

                        SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                           FORM 10-K - YEAR ENDED DECEMBER 31, 2000

                            BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                    (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------
----------------
      Column A            Column B              Column C               Column D       Column E
--------------------------------------------------------------------------------
----------------
                                               Additions
                                       --------------------------
                                           (1)            (2)
                                                       Charged to
                         Balance at     Charged to       Other                        Balance
                         Beginning       Cost and      Accounts-     Deductions-     at End of
    Description          of Period       Expenses       Describe         (A)           Period
--------------------    ------------   ------------   ------------   ------------   ------------
Allowance for doubtful
 accounts:
  Years ended December 31:

             2000         $   1,072      $   1,508       $      -      $   1,351     $   1,229

             1999               943            896              -            767         1,072

             1998               396          1,312              -            765           943


(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.

        45

                      SCHEDULE VI--SUPPLEMENTAL INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2000

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------
   Column A   Column B    Column C   Column D  Column E  Column F  Column G       Column H        Column I    Column J    Column K
--------------------------------------------------------------------------------
--------------------------------------------------

As of December 31,      Year Ended December 31,
             ------------------------------------------ -------------------------------------------------------------------------

                                                                               Claims and Claim
                          Reserves                                           Adjustment Expenses  Amortiza-
                         for Unpaid Discount,                               Incurred Related to    tion of
              Deferred     Claims     if any                                --------------------   Deferred Paid Claims
 AFFILIATION   Policy    and Claim   Deducted                        Net        (1)        (2)      Policy   and Claim     Net
     WITH     Acquisi-   Adjustment     in     Unearned   Earned  Investment  Current     Prior  Acquisition Adjustment  Premiums
  REGISTRANT tion Costs   Expenses   Column C  Premiums  Premiums   Income      Year      Years     Costs     Expenses   Written
 ---------------------- ----------- --------- --------- --------- ---------- ---------- -------------------- ---------- ----------
                                       (A)
Consolidated
Property/
Casualty
Subsidiaries:

     2000        $3,674    $182,425    $5,096   $24,441   $77,439    $19,049   $65,557   ($8,107)     $9,740   $67,909    $77,214
     1999         3,851     173,473     5,553    24,432    69,114     18,891    55,520   (10,609)      8,538    58,082     72,033
     1998         3,245     194,432     5,272    22,208    68,862     19,060    53,278   (10,741)      9,108    50,035     71,943

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

                              BALDWIN & LYONS, INC.


March 27, 2001            By   /s/ Gary W. Miller
                               ------------------------------
                               Gary W. Miller,
                               Chairman and CEO; Director
                               (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 2001            By   /s/ Gary W. Miller
                               -----------------------------
                               Gary W. Miller, Chairman
                               and CEO; Director



March 27, 2001            By   /s/ G. Patrick Corydon
                               -----------------------------
G. Patrick Corydon, Vice President -
                               Finance and Treasurer (Principal
                               Financial Officer and Principal
                               Accounting Officer)



March 27, 2001            By   /s/ Joseph DeVito
                               -----------------------------
                               Joseph DeVito, Director and
                               Vice President



March 27, 2001            By   /s/ James Good
                               -----------------------------
                               James Good, Director and
                               Vice President



March 27, 2001            By   /s/ Stuart D. Bilton
                               ----------------------------- (*)
Stuart D. Bilton, Director



March 27, 2001            By   /s/ Otto N. Frenzel III
                               ----------------------------- (*)
                               Otto N. Frenzel III, Director


        47

March 27, 2001            By   /s/ John M. O'Mara
                               ----------------------------- (*)
                               John M. O'Mara, Director



March 27, 2001            By   /s/ Thomas H. Patrick
                               ----------------------------- (*)
                               Thomas H. Patrick, Director


March 27, 2001            By   /s/ Nathan Shapiro
                               ----------------------------- (*)
Nathan Shapiro, Director


March 27, 2001            By   /s/ Norton Shapiro
                               ----------------------------- (*)
Norton Shapiro, Director


March 27, 2001            By   /s/ John D. Weil
                               ----------------------------- (*)
John D. Weil, Director



March 27, 2001            By   /s/ Robert Shapiro
                               ----------------------------- (*)
Robert Shapiro, Director


March 27, 2001            By   /s/ John Pigott
                               ----------------------------- (*)
John Pigott, Director



(*) By Gary W. Miller, Attorney-in-Fact



        48

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 14(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 2000

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA























        49

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2000


                                INDEX TO EXHIBITS



                                                 BEGINS ON SEQUENTIAL PAGE
EXHIBIT NO.                                                      NUMBER OF FORM
10-K
---------------------------------------------    -------------------------

EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                                   N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated                                                p. 52

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


        50

                                                 BEGINS ON SEQUENTIAL PAGE
EXHIBIT NO.                                                      NUMBER OF FORM
10-K
-----------------------------------------------  -------------------------

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

EXHIBIT 11--
Computation of Per Share Earnings                          p. 58

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.                      p. 59

EXHIBIT 23--
Consent of Ernst & Young LLP                               p. 60

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                                     p. 61


        51