Form 10-Q
period 2001-03-31
BALDWIN & LYONS INC
filed 2001-05-15
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                  -------------------------------------------


      For Quarter Ended                          Commission file number
        March 31, 2001                                   0-5534

                             BALDWIN & LYONS, INC.
            (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------      -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]     No__ [   ]_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2001:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,300,785
   Class B (nonvoting)                      9,860,711





                        PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                MARCH 31     December 31
                                                  2001           2000
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                             $ 236,062      $ 211,810
   Equity securities                              135,221        157,951
   Short-term and other                            26,917         40,176
                                               ----------     ----------
                                                  398,200        409,937
Cash and cash equivalents                          23,106         32,814
Accounts receivable                                26,583         25,279
Reinsurance recoverable                            81,874         64,690
Notes receivable from employees                     1,734          1,709
Other assets                                       19,892         17,735
                                               ----------     ----------
                                                $ 551,389      $ 552,164
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 189,088      $ 182,425
Reserves for unearned premiums                     28,471         24,441
Accounts payable and accrued expenses              33,212         37,748
Deferred federal income taxes                       7,259         12,547
Current payable federal income taxes                4,021          1,003
                                               ----------     ----------
                                                  262,051        258,164
Shareholders' equity:
   Common stock-no par value                          649            649
   Additional paid-in capital                      36,414         36,416
   Unrealized net gains on investments             26,013         36,237
   Retained earnings                              226,262        220,698
                                               ----------     ----------
                                                  289,338        294,000
                                               ----------     ----------
                                                $ 551,389      $ 552,164
                                               ==========     ==========

Number of common and common
    equivalent shares outstanding                  12,240         12,245
Book value per outstanding share                   $23.64         $24.01


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended
                                                     March 31
                                           ---------------------------
                                                2001           2000
                                            ------------   ------------
REVENUES
Net premiums earned                            $ 19,037      $  19,668
Net investment income                             4,566          4,937
Realized net gains on investments                 6,538          4,466
Commissions and other income                        927            831
                                             ----------     ----------
                                                 31,068         29,903
EXPENSES
Losses and loss expenses incurred                14,360         13,255
Other operating expenses                          6,297          7,344
                                             ----------     ----------
                                                 20,657         20,599
                                             ----------     ----------
      INCOME BEFORE FEDERAL INCOME TAXES         10,411          9,304
Federal income taxes                              3,235          3,029
                                             ----------     ----------
                              NET INCOME      $   7,176      $   6,275
                                             ==========     ==========

PER SHARE DATA - DILUTED:
    Income before realized net gains          $     .24      $     .26
    Realized net gains on investments               .35            .22
                                             ----------     ----------
                              NET INCOME      $     .59      $     .48
                                             ==========     ==========

    Dividends                                 $     .10      $     .10

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic            12,175         13,051
   Dilutive effect of options outstanding            80             97
                                             ----------     ----------
   Average shares outstanding - diluted          12,255         13,148
                                             ==========     ==========


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                Three Months Ended
                                                                     March 31
                                                            --------------------------
                                                               2001            2000
                                                            ----------      ----------

Net cash used in operating activities                      ($  1,511)      ($  1,946)
Investing activities:
   Purchases of long-term investments                        (73,804)        (38,764)
   Proceeds from sales or maturities
       of long-term investments                                59,029          68,318
   Net sales of short-term investments                          5,952           2,752
   Other investing activities                                   7,467         (1,180)
                                                            ---------       ---------
Net cash provided by (used in) investing activities           (1,356)          31,126
Financing activities:
   Dividends paid to shareholders                             (1,218)         (1,311)
   Cost of treasury stock                                       (214)        (11,503)
   Repayment on line of credit                                (5,411)         (8,528)
   Proceeds from sales of common stock                              2               2
                                                            ---------       ---------
Net cash used in financing activities                         (6,841)        (21,340)
                                                            ---------       ---------
   Increase (decrease) in cash and cash equivalents           (9,708)           7,840
Cash and cash equivalents at beginning of period               32,814          20,115
                                                            ---------       ---------
   Cash and cash equivalents at end of period                $ 23,106        $ 27,955
                                                            =========       =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve inherent risks and uncertainties. Readers are encouraged to review the Company's annual report for its full statement regarding forward-looking information.

(3) The following table summarizes the Company's transactions with reinsurers for the 2001 and 2000 comparative periods.

                                           2001           2000
                                       -----------    -----------
Quarter ended March 31:
   Premiums ceded to reinsurers          $   7,684      $   4,899
   Losses and loss expenses
      ceded to reinsurers                   22,432          5,563
   Commissions from reinsurers               2,762          1,754


Deductions from losses and loss expenses shown above represent case basis activity for the periods presented only and do not include changes in provisions for incurred but not reported claims which would be covered by existing reinsurance treaties.

(4) The total realized and unrealized loss for the quarter ended March 31, 2001 was $3,264 and compares to total realized and unrealized income of $6,977 for the quarter ended March 31, 2000.

(5) The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, underwriting gain or loss for the fleet trucking segment is computed after elimination of intercompany commissions and, accordingly, consolidated underwriting gain or loss presented here will not agree with statutory underwriting gains or losses which may be quoted elsewhere in the Company's financial statements.

                                                        NON-STANDARD
                                                          PRIVATE     VOLUNTARY
                                               FLEET     PASSENGER   REINSURANCE
                                              TRUCKING   AUTOMOBILE    ASSUMED    ALL OTHER      TOTALS
                                            ----------- -----------  ----------- -----------  -----------
QUARTER ENDED MARCH 31:
2001:
Direct and assumed premium written            $  14,590   $  11,078    $   1,018   $   4,124    $  30,810
Net premium earned and fee income                 7,073       8,886          973       2,654       19,586
Underwriting gain (loss)                          1,668       (426)          626       (283)        1,585

2000:
Direct and assumed premium written               11,140      14,598        2,378       2,820       30,936
Net premium earned and fee income                 6,196       9,522        2,543       1,991       20,252
Underwriting gain (loss)                          1,517       (193)          393         419        2,136

(6) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                Three Months Ended
                                                     March 31
                                           ---------------------------
                                                2001           2000
                                            ------------   ------------
REVENUE:
Net premium earned and fee income             $  19,586      $  20,252
Net investment income                             4,566          4,937
Realized net gains on investments                 6,538          4,466
Other income                                        378            248
                                             ----------     ----------
                TOTAL CONSOLIDATED REVENUE    $  31,068      $  29,903
                                             ==========     ==========


PROFIT:
Underwriting gain                             $   1,585      $   2,136
Net investment income                             4,566          4,937
Realized net gains on investments                 6,538          4,466
Corporate expenses                              (2,278)        (2,235)
                                             ----------     ----------
         INCOME FROM CONTINUING OPERATIONS
               BEFORE FEDERAL INCOME TAXES    $  10,411      $   9,304
                                             ==========     ==========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. However, due to changes in the Company's reinsurance programs since June, 1998, cash flow is significantly impacted with respect to its trucking insurance business whereby more risk is ceded to others. Diminished cash flows have occurred since substantial portions of premiums on current policies are ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) are settled with cash payments. For the three months ended March 31, 2001, the Company experienced negative cash flow from operations totaling $1.5 million, a slight improvement from the $1.9 million in negative cash flow generated during the first quarter of 2000. The negative cash flow resulted primarily from the settlement of a few large trucking claims as reflected in a $10.5 million decrease in loss and loss expense reserves net of reinsurance since December 31, 2000.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at March 31, 2001.

The Company's assets at March 31, 2001 included $42.0 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. An additional $47.1 million of fixed maturity investments will mature within the twelve month period following March
31, 2001.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2001, $40.2 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $189.4 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $11.7 million at March 31, 2001.




                             RESULTS OF OPERATIONS
                             ---------------------

           COMPARISONS OF FIRST QUARTER, 2001 TO FIRST QUARTER, 2000
           ---------------------------------------------------------

Net premiums earned during the first quarter of 2001 decreased $.6 million (3%) as compared to the same period of 2000. The prior year quarter included $1.5 million in non-recurring reinsurance assumed reinstatement premium. In addition, net premiums from the Company's private passenger automobile program decreased $.6 million resulting from rate increases implemented in late 2000 and 2001. Adjusted for the aforementioned reinstatement premium, net premiums
earned increased 5% from the prior year.   The small fleet trucking and small
business workers' compensation programs increased 29% and 60%, respectively, due to geographic expansion while fleet trucking premiums increased 16% from the prior year quarter.

Net investment income during the first quarter of 2001 was 7.5% lower than the first quarter of 2000 due in part to a decrease in average funds invested. The prior year quarter also included certain limited partnership distributions not repeated in the current quarter. Overall pre-tax and after tax yields were relatively unchanged from the prior year period.

The first quarter 2001 net realized gain of $6.5 million included net gains on equity securities of $6.7 million and net losses of $.2 million on limited partnership and fixed maturity investments.

Losses and loss expenses incurred during the first quarter of 2001 were $1.1 million higher than the first quarter of 2000 due primarily to an increase in the frequency and severity of current quarter losses in fleet trucking's independent contractor program. Loss and loss expense ratios for the comparative first quarters were as follows:

                                           2001         2000
                                        ----------  ----------
     Fleet trucking                        83.7%        67.5%
     Voluntary reinsurance assumed         18.0         74.6
     Private passenger automobile          74.9         71.3
     Small fleet trucking                  70.2         56.8
     All lines                             75.4         67.4


Other operating expenses for the first quarter of 2001 decreased 14.3% from the first quarter of 2000 consistent with the increase in direct premiums earned in the fleet trucking product. The Company cedes a large portion of this risk to reinsurers and the associated reinsurance premiums carry significant expense offsets. The consolidated expense ratio of the Company's insurance subsidiaries was 27.4% for the first quarter of 2001 compared to 29.0% for the first quarter of 2000. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 25.7% during the first quarter of 2001 compared to 28.9% for the 2000 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2001 was 31.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, and principally the increase in net capital gains on investments, net income increased $.9 million compared with the 2000 first quarter.



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



                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601                 Exhibit No.
------------------------------------             -----------

(11) Statement regarding computation        EXHIBIT 11 -
     of per share earnings                  Computation of Per Share
                                            Earnings


ITEM 6 (B)  REPORTS ON FORM 8-K
--------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2001.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             BALDWIN & LYONS, INC.





Date  May 14, 2001            By /s/ Gary W. Miller
     --------------              --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date  May 14, 2001            By /s/ G. Patrick Corydon
     --------------              --------------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President - Finance
                                 (Principal Financial and
                                 Accounting Officer)







                             BALDWIN & LYONS, INC.

                       Form 10-Q for the fiscal quarter
                             ended March 31, 2001



                               INDEX TO EXHIBITS




                                            BEGINS ON SEQUENTIAL
                                             PAGE NUMBER OF FORM
           EXHIBIT NUMBER                            10-Q
    ---------------------------          --------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings