Form 10-Q
period 2001-06-30
BALDWIN & LYONS INC
filed 2001-08-10
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   ------------------------------------------


      For Quarter Ended                          Commission file number
        June 30, 2001                                    0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------      ------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]     No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2001:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,277,905
   Class B (nonvoting)                      9,807,911









                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                June 30      December 31
                                                  2001           2000
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                             $ 229,729      $ 211,810
   Equity securities                              141,563        157,951
   Short-term and other                            21,268         40,176
                                               ----------     ----------
                                                  392,560        409,937
Cash and cash equivalents                          32,658         32,814
Accounts receivable                                26,173         25,279
Reinsurance recoverable                            83,531         64,690
Notes receivable from employees                     2,185          1,709
Current payable federal income taxes                  389              -
Other assets                                       22,102         17,735
                                               ----------     ----------
                                                $ 559,598      $ 552,164
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 189,074      $ 182,425
Reserves for unearned premiums                     28,129         24,441
Accounts payable and accrued expenses              36,138         37,748
Deferred federal income taxes                      10,523         12,547
Current payable federal income taxes                    -          1,003
                                               ----------     ----------
                                                  263,864        258,164
Shareholders' equity:
   Common stock-no par value                          646            649
   Additional paid-in capital                      36,325         36,416
   Unrealized net gains on investments             31,883         36,237
   Retained earnings                              226,880        220,698
                                               ----------     ----------
                                                  295,734        294,000
                                               ----------     ----------
                                                $ 559,598      $ 552,164
                                               ==========     ==========

Number of common and common
    equivalent shares outstanding                  12,191         12,245
Book value per outstanding share                   $24.26         $24.01



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30                       June 30
                                                        ---------------------------   ---------------------------
                                                            2001           2000           2001           2000
                                                        ------------   ------------   ------------   ------------
REVENUES
Net premiums earned                                       $  21,531      $  18,576      $  40,568      $  38,245
Net investment income                                         4,413          4,727          8,979          9,664
Realized net gains (losses) on investments                  (1,557)          3,828          4,981          8,294
Commissions and other income                                  1,059          1,293          1,986          2,124
                                                         ----------     ----------     ----------     ----------
                                                             25,446         28,424         56,514         58,327
EXPENSES
Losses and loss expenses incurred                            16,181         14,418         30,541         27,673
Other operating expenses                                      5,727          6,897         12,024         14,241
                                                         ----------     ----------     ----------     ----------
                                                             21,908         21,315         42,565         41,914
                                                         ----------     ----------     ----------     ----------
                     INCOME BEFORE FEDERAL INCOME TAXES       3,538          7,109         13,949         16,413
Federal income taxes                                            894          2,472          4,129          5,501
                                                         ----------     ----------     ----------     ----------
                                             NET INCOME   $   2,644      $   4,637      $   9,820      $  10,912
                                                         ==========     ==========     ==========     ==========

PER SHARE DATA - BASIC AND DILUTED:
    Income before realized net gains                       $    .30$
 .17$    .54$
 .43
    Realized net gains (losses) on investments                 (.08)
 .20                                                             .26
 .42
                                                         ----------     ----------     ----------     ----------
NET INCOME                                                 $    .22$
 .37$    .80$
 .85
                                                         ==========     ==========     ==========     ==========

    Dividends                                              $    .10$
 .10$    .20$
 .20
                                                         ==========     ==========     ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        12,147         12,433         12,161         12,742
   Dilutive effect of options outstanding                        81             93             81             96
                                                         ----------     ----------     ----------     ----------
   Average shares outstanding - diluted                      12,228         12,526         12,242         12,838
                                                         ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)


                                                           Six Months Ended
                                                               June 30
                                                          2001           2000
                                                      ------------   ------------

Net cash used in operating activities                   ($   904)      ($   485)
Investing activities:
   Purchases of long-term investments                    (97,243)       (80,389)
   Proceeds from sales or maturities
       of long-term investments                            88,430        111,273
   Net sales of short-term investments                     10,746          8,746
   Other investing activities                               7,991        (1,296)
                                                       ----------     ----------
Net cash provided by investing activities                   9,924         38,334
Financing activities:
   Dividends paid to shareholders                         (2,432)        (2,627)
   Cost of treasury stock                                 (1,335)       (14,603)
   Repayment on line of credit                            (5,411)        (8,528)
   Proceeds from sales of common stock                          2              5
                                                       ----------     ----------
Net cash used in financing activities                     (9,176)       (25,753)
                                                       ----------     ----------
   Increase (decrease) in cash and cash equivalents         (156)         12,096
Cash and cash equivalents at beginning of period           32,814         20,115
                                                       ----------     ----------
   Cash and cash equivalents at end of period           $  32,658      $  32,211
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

(3) The following table summarizes the Company's transactions with reinsurers for the 2001 and 2000 comparative periods.

                                                       2001           2000
                                                   -----------    -----------
Quarter ended June 30:
   Premiums ceded to reinsurers                     $   8,847      $   5,914
   Losses and loss expenses ceded to reinsurers         8,997         14,460
   Commissions from reinsurers                          3,177          2,137

Six months ended June 30:
   Premiums ceded to reinsurers                        16,531         10,813
   Losses and loss expenses ceded to reinsurers        31,429         20,023
   Commissions from reinsurers                          5,939          3,891


(4) Total realized and unrealized income for the quarter ended June 30, 2001 was $8,700 and compares to total realized and unrealized income of $9,263 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, total realized and unrealized income was $5,436 and compares to total realized and unrealized income of $16,240 for the six months ended June 30, 2000.

(5) The following table provides certain profit and loss information for each reportable segment:

                                                        PRIVATE
                                          FLEET        PASSENGER     REINSURANCE
                                         TRUCKING      AUTOMOBILE      ASSUMED       ALL OTHER        TOTALS
                                       ------------   ------------   ------------   ------------   ------------
QUARTER ENDED JUNE 30:
2001:
Direct and assumed premium written      $   15,513     $    7,292     $    2,375     $    4,916     $   30,096
Net premium earned and fee income            8,037          8,847          2,445          3,197         22,526
Segment profit (loss)  (a)                   3,068          (130)           (56)          (118)          2,764


2000:
Direct and assumed premium written          11,178         10,917            771          3,492         26,358
Net premium earned and fee income            6,279         10,537            854          2,190         19,860
Segment profit (loss)  (a)                   3,683        (3,382)             83            219            603


SIX MONTHS ENDED JUNE 30:
2001:
Direct and assumed premium written      $   30,103     $   18,370     $    3,393     $    9,040     $   60,906
Net premium earned and fee income           15,434         17,733          3,418          5,851         42,436
Segment profit (loss)  (a)                   4,736          (556)            570          (401)          4,349


2000:
Direct and assumed premium written          22,318         25,515          3,149          6,312         57,294
Net premium earned and fee income           12,753         20,059          3,397          4,181         40,390
Segment profit (loss)  (a)                   5,200        (3,575)            476            638          2,739



(a) Segment profit or loss includes the direct marketing agency operations conducted by Baldwin & Lyons, Inc. after intercompany eliminations.

(8) The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.


                                                       Three Months Ended            Six Months Ended
                                                            June 30                      June 30
                                                  ---------------------------   --------------------------
                                                      2001            2000          2001           2000
                                                  -----------     -----------   -----------    -----------
REVENUE:
Net premium earned and fee income                   $  22,526       $  19,860     $  42,436      $  40,390
Net investment income                                   4,412           4,727         8,978          9,664
Realized net gains (losses) on investments            (1,557)           3,828         4,981          8,294
Other                                                      65               9           119           (21)
                                                   ----------      ----------    ----------     ----------
                     TOTAL CONSOLIDATED REVENUE     $  25,446       $  28,424     $  56,514      $  58,327
                                                   ==========      ==========    ==========     ==========


PROFIT:
Segment profit                                      $   2,764       $     603     $   4,349      $   2,739
Net investment income                                   4,412           4,727         8,978          9,664
Realized net gains (losses) on investments            (1,557)           3,828         4,981          8,294
Corporate expenses                                    (2,081)         (2,049)       (4,359)        (4,284)
                                                   ----------      ----------    ----------     ----------
              INCOME FROM CONTINUING OPERATIONS
                    BEFORE FEDERAL INCOME TAXES     $   3,538       $   7,109     $  13,949      $  16,413
                                                   ==========      ==========    ==========     ==========


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. However, due to changes in the Company's reinsurance programs since June, 1998, cash flow is significantly impacted with respect to its trucking insurance business whereby more risk is ceded to others. Diminished cash flows have occurred since substantial portions of premiums on current policies are ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) are settled with cash payments. For the six months ended June 30, 2001, the Company experienced negative cash flow from operations totaling $.9 million and compares to negative cash flow of $.5 million for the same 2000 period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 3 years at June 30, 2001.

The Company's assets at June 30, 2001 included $32.7 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $44.7 million will mature within the twelve-month period
following June 30, 2001.   The Company believes that these liquid investments
are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2001, $39.8 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $185.8 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $6.5 million at June 30, 2001.


                              RESULTS OF OPERATIONS
                              ---------------------

           COMPARISONS OF SECOND QUARTER, 2001 TO SECOND QUARTER, 2000
           -----------------------------------------------------------

Net premiums earned during the second quarter of 2001 increased $3.0 million (15.9%) as compared to the same period of 2000. The increased premium volume is primarily attributable to increases in the Company's fleet trucking and voluntary reinsurance assumed programs of $1.8 million and $1.6 million, respectively, and results largely from the addition of new fleet trucking accounts and $1.0 million of non-recurring reinstatement premiums on certain reinsurance assumed treaties. The Company's small fleet and small business workers' compensation programs also experienced volume increases of $.5 million and $.4 million, respectively, due to continued geographic expansion. These increases were partially offset by a decrease in the Company's private passenger automobile business caused by lower sales and renewals as a result of aggressive rate increases implemented over the past nine months.

Net investment income during the second quarter of 2001 was 6.6% lower than the second quarter of 2000 resulting from lower yields on short-term and equity investments. Bond yields were relatively unchanged from 2000 levels. Overall pre-tax and after tax yields were lower than the yields posted in the second quarter of 2000 consistent with the change in investment income.

The second quarter 2001 net realized loss of $1.6 million consisted of net losses on equity securities of $.5 million and net losses of $1.1 million on limited partnership and fixed maturity investments.

Losses and loss expenses incurred during the second quarter of 2001 were $1.8 million higher than the second quarter of 2000. This increase is due primarily to a $1.6 million increase in losses incurred in the Company's reinsurance assumed program. Other increases were generally attributable to the higher premium volume during the current period in all product lines except private passenger automobile. Loss ratios for each of the Company's major product lines were as follows:


                                             2001         2000
                                          ---------    ---------
     Large and medium fleet trucking         73.6%        41.0%
     Voluntary reinsurance assumed           91.5         72.5
     Private passenger automobile            72.4        105.0
     Small fleet trucking                    77.0         67.6
     All lines                               75.2         77.6


The increase in the fleet trucking loss ratio is due to primarily to less favorable loss development on prior year accidents as compared to the prior year quarter and an increase in current quarter losses, particularly in the independent contractor program. The increase in the loss ratio for reinsurance assumed is attributable to additional losses reported under a single catastrophe treaty. This loss ratio for voluntary reinsurance assumed was mitigated by the aforementioned $1.0 million in reinstatement premium. The decrease in the private passenger automobile loss ratio resulted from rate increases, as mentioned above, and from stricter underwriting selection criteria implemented over the past year.

Other operating expenses for the second quarter of 2001 decreased $1.2 million from the second quarter of 2000 largely as the result of (1) increased premium written and ceded in the Company's fleet trucking program, generating higher ceding commissions and (2) the decrease in net premiums earned from the private passenger automobile program, which carry higher average acquisition costs than the fleet trucking business. The consolidated expense ratio of the Company's insurance subsidiaries was 23.7% for the second quarter of 2001 compared to 30.7% for the second quarter of 2000. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 21.2% during the second quarter of 2001 compared to 28.0% for the 2000 second quarter due largely to higher ceding commission income and cost reduction programs.

The effective federal tax rate for consolidated operations for the second quarter of 2001 was 25.3% and is less than the statutory rate primarily because of tax exempt investment income and the application of the statutory rate to current quarter net realized capital losses.

Primarily as a result of realized capital losses recognized in the current period, net income decreased $2.0 million (43.0%) during the second quarter of 2001 as compared with the 2000 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2001 TO
                ------------------------------------------------

                         SIX MONTHS ENDED JUNE 30, 2000
                         ------------------------------

Net premiums earned increased $2.3 million (6.1%) during the first six months of 2001 as compared to the same period of 2000. The increased premium volume is primarily attributable to increases in the Company's fleet trucking product, particularly the independent contractor program, and continued growth due to geographic expansion in the small fleet trucking and small business workers' compensation programs. These increases were partially offset by a decrease in private passenger automobile premiums for the reasons mentioned above.

Net investment income during the first half of 2001 was $.7 million lower than the 2000 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized gain on investments of $5.0 million for the first six months of 2001 consists of $6.3 million of net gains on equity securities partially offset by $1.3 in losses in other investment categories.

Losses and loss expenses incurred during the first six months of 2001 increased $2.9 million from the first six months of 2000 consistent with the quarterly comparison above. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                             2001         2000
                                          ---------   ---------
     Fleet trucking                          78.4%        54.5%
     Voluntary reinsurance assumed           70.6         74.1
     Private passenger automobile            73.7         88.7
     Small fleet trucking                    73.8         62.6
     All lines                               75.3         72.4


Other operating expenses decreased $2.2 million (15.6%) during the first six months of 2001 compared to the same period of 2000. The consolidated expense ratio of the Company's insurance subsidiaries was 25.5% for 2001 compared to 29.8% for 2000 and decreased for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 23.3% for 2001 compared to 28.5% for 2000.

The effective federal tax rate for consolidated operations for the first six months of 2001 was 29.6% and is less than the statutory rate primarily because of tax exempt investment income.

Primarily as a result of lower realized capital gains, net income for the first six months of 2001 was $9.8 million, down 10.0% from the comparable 2000 period.


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


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------        -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 2001.







                                      -11 -
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  August 10, 2001         By /s/ Gary W. Miller
     ----------------            --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date  August 10, 2001         By /s/ G. Patrick Corydon
     ----------------            --------------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President - Finance
                                 (Principal Financial and
                                 Accounting Officer)







                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2001



                                INDEX TO EXHIBITS




                                            BEGINS ON SEQUENTIAL
                                             PAGE NUMBER OF FORM
           EXHIBIT NUMBER                            10-Q
 ---------------------------------      ------------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings