Form 10-Q
period 2001-09-30
BALDWIN & LYONS INC
filed 2001-11-13
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                   -------------------------------------------


      For Quarter Ended                          Commission file number
      September 30, 2001                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]     No   [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2001:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,277,905
   Class B (nonvoting)                      9,808,932


Index to Exhibits located on page 13.



                         PART I - FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              September 30   December 31
                                                  2001           2000
                                              ------------   ------------
ASSETS
Investments:
   Fixed maturities                             $ 229,368      $ 211,810
   Equity securities                              121,027        157,951
   Short-term and other                            28,135         40,176
                                               ----------     ----------
                                                  378,530        409,937
Cash and cash equivalents                          43,227         32,814
Accounts receivable                                26,737         25,279
Reinsurance recoverable                            86,389         64,690
Notes receivable from employees                     2,297          1,709
Current payable federal income taxes                4,392              -
Other assets                                       19,076         17,735
                                               ----------     ----------
                                                $ 560,648      $ 552,164
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 216,743      $ 182,425
Reserves for unearned premiums                     26,905         24,441
Accounts payable and accrued expenses              36,361         37,748
Deferred federal income taxes                       4,470         12,547
Current payable federal income taxes                    -          1,003
                                               ----------     ----------
                                                  284,479        258,164
Shareholders' equity:
   Common stock-no par value                          645            649
   Additional paid-in capital                      36,262         36,416
   Unrealized net gains on investments             21,530         36,237
   Retained earnings                              217,732        220,698
                                               ----------     ----------
                                                  276,169        294,000
                                               ----------     ----------
                                                $ 560,648      $ 552,164
                                               ==========     ==========

Number of common and common
    equivalent shares outstanding                  12,164         12,245
Book value per outstanding share                   $22.70         $24.01



See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30                  September 30
                                                        ---------------------------   ---------------------------
                                                            2001           2000           2001           2000
                                                        ------------   ------------   ------------   ------------
REVENUES
Net premiums earned                                        $ 20,657       $ 20,417       $ 61,225       $ 58,662
Net investment income                                         4,144          4,461         13,123         14,125
Realized net gains on investments                             2,728          1,722          7,709         10,016
Commissions and other income                                  1,076            698          3,062          2,822
                                                          ---------      ---------      ---------      ---------
                                                             28,605         27,298         85,119         85,625
EXPENSES
Losses and loss expenses incurred                            35,435         16,234         65,976         43,907
Other operating expenses                                      4,825          6,121         16,849         20,362
                                                          ---------      ---------      ---------      ---------
                                                             40,260         22,355         82,825         64,269
                                                          ---------      ---------      ---------      ---------
           INCOME (LOSS) BEFORE FEDERAL INCOME TAXES       (11,655)          4,943          2,294         21,356
Federal income taxes                                        (4,482)          1,654          (353)          7,155
                                                          ---------      ---------      ---------      ---------
                                   NET INCOME (LOSS)      $ (7,173)       $  3,289       $  2,647       $ 14,201
                                                          =========      =========      =========      =========

PER SHARE DATA - BASIC AND DILUTED:
    Income (loss) before realized net gains                $   (.73)$
 .18$   (.19)$
 .61
    Realized net gains on investments                           .14
 .09                                                             .41
 .51
                                                          ---------      ---------      ---------      ---------
                                   NET INCOME (LOSS)       $   (.59)$
 .27$    .22$   1.12
                                                          =========      =========      =========      =========

    Dividends                                              $    .10$
 .10$    .30$
 .30
                                                          =========      =========      =========      =========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        12,088         12,215         12,136         12,565
   Dilutive effect of options outstanding                        82             90             83             96
                                                          ---------      ---------      ---------      ---------
   Average shares outstanding - diluted                      12,170         12,305         12,219         12,661
                                                          =========      =========      =========      =========



See notes to condensed consolidated financial statements.
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


(DOLLARS IN THOUSANDS)

                                                          Nine Months Ended
                                                             September 30
                                                     ---------------------------
                                                          2001           2000
                                                      ------------   ------------
Net cash provided by (used in) operating activities      $ 10,574     ($  2,784)
Investing activities:
   Purchases of long-term investments                   (123,592)      (109,101)
   Proceeds from sales or maturities
       of long-term investments                           123,262        145,494
   Net sales (purchases) of short-term investments          3,810        (1,935)
   Other investing activities                               7,417        (2,140)
                                                        ---------      ---------
Net cash provided by investing activities                  10,898         32,319
Financing activities:
   Dividends paid to shareholders                         (3,642)        (3,943)
   Cost of treasury stock purchased                       (2,008)       (16,940)
   Repayment on line of credit                            (5,411)        (8,528)
   Proceeds from sales of common stock                          3              9
                                                        ---------      ---------
Net cash used in financing activities                    (11,058)       (29,402)
                                                        ---------      ---------
   Increase in cash and cash equivalents                   10,413            133
Cash and cash equivalents at beginning of period           32,814         20,115
                                                        ---------      ---------
   Cash and cash equivalents at end of period            $ 43,227       $ 20,248
                                                        =========      =========


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

(2) FORWARD-LOOKING STATEMENTS: Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve inherent risks and uncertainties. Readers are encouraged to review the Company's annual report for its full statement regarding forward-looking information.

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2001 and 2000 comparative periods.

                                                       2001           2000
                                                   -----------    -----------
Quarter ended September 30:
   Premiums ceded to reinsurers                       $ 9,932        $ 6,144
   Losses and loss expenses
      ceded to reinsurers                               8,538          7,948
   Commissions from reinsurers                          3,475          2,231

Nine months ended September 30:
   Premiums ceded to reinsurers                        26,463         16,956
   Losses and loss expenses
      ceded to reinsurers                              39,967         27,971
   Commissions from reinsurers                          9,414          6,122


(4) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. The total realized and unrealized loss for the quarter ended September 30, 2001 was $17,717 and compares to total realized and unrealized income of $9,076 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, the total realized and unrealized loss was $12,281 and compares to total realized and unrealized income of $25,316 for the nine months ended September 30, 2000. The operating results for the 2001 periods were heavily impacted by the World Trade Center attack.

(5) REPORTABLE SEGMENTS - PROFIT AND LOSS: The following table provides certain profit and loss information for each reportable segment:

                                                        Private                      Voluntary
                                          Fleet        Passenger        Small       Reinsurance
                                         Trucking      Automobile       Fleet         Assumed       All Other        Totals
                                       -----------    -----------    -----------    -----------    -----------    -----------
QUARTER ENDED SEPTEMBER 30:
2001:
Direct and assumed premium written      $  17,674      $   6,259      $   2,991     $   1,311       $   1,190      $  29,425
Net premium earned and fee income           8,980          8,408          2,533            959            791         21,671
Underwriting gain (loss) (a)                3,150            527          (188)       (20,210)           (81)       (16,802)

2000:
Direct and assumed premium written         13,298          5,363          2,608            317            521         22,107
Net premium earned and fee income           8,008         10,314          2,090            422            253         21,087
Underwriting gain (loss) (a)                4,544        (4,127)          (282)            872           (71)            936


NINE MONTHS ENDED SEPTEMBER 30:
2001:
Direct and assumed premium written      $  47,777      $  24,629      $   9,816      $   4,704      $   3,405      $  90,331
Net premium earned and fee income          24,414         26,141          6,961          4,377          2,214         64,107
Underwriting gain (loss) (a)                7,886           (29)          (326)       (19,640)          (345)       (12,454)

2000:
Direct and assumed premium written         35,744         30,878          8,262          3,466          1,179         79,529
Net premium earned and fee income          20,759         30,373          5,627          3,819            897         61,475
Underwriting gain (loss) (a)                9,744        (7,702)          (213)          1,348            498          3,675


(a) Segment profit or loss includes the direct marketing agency operations conducted by Baldwin & Lyons, Inc. after intercompany eliminations.

(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                       Three Months Ended           Nine Months Ended
                                                          September 30                 September 30
                                                  --------------------------    --------------------------
                                                     2001            2000           2001           2000
                                                  ----------     -----------    -----------    -----------
REVENUE:
Net premium earned and fee income                   $ 21,671       $ 21,087       $ 64,107       $ 61,475
Net investment income                                  4,144          4,461         13,123         14,125
Realized net gains on investments                      2,728          1,722          7,709         10,016
Other income                                              62             28            180              9
                                                   ---------      ---------      ---------      ---------
                   Total consolidated revenue       $ 28,605       $ 27,298       $ 85,119       $ 85,625
                                                   =========      =========      =========      =========

PROFIT:
Underwriting gain (loss)                           $(16,802)       $    936      $(12,454)       $  3,675
Net investment income                                  4,144          4,461         13,123         14,125
Realized net gains on investments                      2,728          1,722          7,709         10,016
Corporate expenses                                   (1,725)        (2,176)        (6,084)        (6,460)
                                                   ---------      ---------      ---------      ---------
     Income (loss) from continuing operations
                  before federal income taxes      $(11,655)       $  4,943       $  2,294       $ 21,356
                                                   =========      =========      =========      =========

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. However, due to changes in the Company's reinsurance programs since June, 1998, cash flow was significantly impacted with respect to its trucking insurance business whereby more risk is ceded to others. Cash flows were diminished since substantial portions of premiums on current policies were ceded to reinsurers while losses incurred in periods prior to June, 1998, (when the Company retained much more risk) were settled with cash payments. Primarily as the result of lower claims settlements and operational changes in certain of the Company's operating divisions, cash flow for the current quarter was positive by $11.5 million. In addition, the World Trade Center loss, described below, eliminated the need for federal and state tax estimated payments during the quarter. However, the potential for negative cash flows from time to time remains as claims are settled for losses occurring prior to June 1, 1998. For the nine months ended September 30, 2001, the Company experienced positive cash flow from operations totaling $10.0 million and compares to negative cash flow of $3.3 million for the same 2000 period. The change in cash flows from the prior year period was due primarily to increased premium volume.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was just over 2 years at September 30, 2001.

The Company's assets at September 30, 2001 included $43.2 million in investments classified as short-term or cash equivalents, which were readily convertible to cash without significant market penalty. In addition, fixed maturity investments totaling $53.5 million will mature within the twelve-month period
following September 30, 2001.   The Company believes that these liquid
investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2001, $38.7 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $178.0 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit, if necessary. In addition, the parent company had cash and marketable securities valued at $16.5 million at September 30, 2001.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 2001 TO THIRD QUARTER, 2000
            ---------------------------------------------------------

Net premiums earned during the third quarter of 2001 increased $.2 million (1.1%) as compared to the same period of 2000. The increased premium volume is primarily attributable to increases in the Company's fleet trucking and voluntary reinsurance assumed programs of $.8 million and $.5 million, respectively, and results largely from the addition of new fleet trucking accounts and increased participation in certain reinsurance assumed treaties. The Company's small business workers' compensation and small fleet programs also experienced volume increases of $.5 million and $.4 million, respectively, due to continued geographic expansion. These increases were partially offset by a decrease in the Company's private passenger automobile business caused by lower sales and renewals as a result of aggressive rate increases implemented over the past year.

Net investment income during the third quarter of 2001 was 7% lower than the third quarter of 2000. Lower overall pre-tax and after tax yields were partially offset by an increase in invested assets.

The third quarter 2001 net realized gain of $2.7 million consisted of net gains on equity securities of $2.9 million and was offset by net losses of $.2 from other investment categories, mostly fixed maturity investments.

Losses and loss expenses incurred during the third quarter of 2001 increased $19.2 million from that experienced during the third quarter of 2000. This increase is due primarily to losses sustained from the Company's participation in certain catastrophe reinsurance treaties affected by the attacks on the World Trade Center. The Company estimated its share of the World Trade Center loss to be $20.0 million at September 30, 2001. Loss ratios for each of the Company's major product lines were as follows:

                                             2001         2000
                                          ----------   ----------
     Large and medium fleet trucking          78.8%        48.8%
     Private passenger automobile             66.4        111.1
     Voluntary reinsurance assumed         2,184.4       (132.0)
     Small fleet trucking                     78.8         82.0
     All lines                               171.5         79.5
     All lines without WTC                    74.7         79.5


The increase in the fleet trucking loss ratio is due primarily to an unusually favorable loss development on prior year accidents in the prior year quarter and an increase in current quarter losses. The decrease in the private passenger automobile loss ratio resulted from rate increases, as mentioned above, and from stricter underwriting selection criteria implemented over the past year.

Other operating expenses for the third quarter of 2001 decreased $1.3 million from the third quarter of 2000 largely as the result of (1) increased premium written and ceded in the Company's fleet trucking program, generating higher ceding commissions and (2) the decrease in net premiums earned from the private passenger automobile program, which carry higher average acquisition costs than the fleet trucking business. The consolidated expense ratio of the Company's insurance subsidiaries was 24.0% for the third quarter of 2001 compared to 25.7% for the third quarter of 2000. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 18.7% during the third quarter of 2001 compared to 23.9% for the 2000 third quarter due largely to higher ceding commission income and cost reduction programs.

The effective federal tax credit rate for the loss from consolidated operations for the third quarter of 2001 was 38.5% and differs from the statutory rate primarily because of tax exempt investment income.

Due to the losses sustained from the attacks on the World Trade Center, the net loss from consolidated operations was $7.2 million during the third quarter of 2001 and compares to net income of $3.3 million during the 2000 third quarter. Without the World Trade Center losses, net income would have been $5.8 million for the current quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO
             ------------------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      -------------------------------------

Net premiums earned increased $2.6 million (4.4%) during the first nine months of 2001 as compared to the same period of 2000. The increased premium volume is primarily attributable to increases in the Company's fleet trucking product, particularly the independent contractor program, and continued growth due to geographic expansion in the small fleet trucking and small business workers' compensation programs. These increases were partially offset by a decrease in private passenger automobile premiums for the reasons mentioned above.

Net investment income during the first nine months of 2001 was $1.0 million lower than the 2000 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized gain on investments of $7.7 million for the first nine months of 2001 consists of $9.2 million of net gains on equity securities partially offset by $1.5 in losses in other investment categories.

Losses and loss expenses incurred during the first nine months of 2001 increased $22.1 million from the 2000 consistent with the quarterly comparison above.
Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                             2001         2000
                                          ----------   ----------
     Fleet trucking                           78.5%        52.3%
     Private passenger automobile             71.3         96.5
     Voluntary reinsurance assumed           533.7         51.3
     Small fleet trucking                     82.0         69.8
     All lines                               107.8         74.8
     All lines without WTC                    75.1         74.8


Other operating expenses decreased $3.5 million (17.3%) during the first nine months of 2001 compared to the same period of 2000. The consolidated expense ratio of the Company's insurance subsidiaries was 25.0% for 2001 compared to 28.4% for 2000 and decreased for the same reasons provided above for the quarterly comparison. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 21.8% for 2001 compared to 26.9% for 2000.

The effective federal tax rate for consolidated operations for the first nine months of 2001 was a negative 15.4% and differs from the statutory rate due to tax exempt investment income.

As a result of the losses sustained from the attacks on the World Trade Center, net income for the first nine months of 2001 was $2.6 million, down 81.4% from the comparable 2000 period. Without the World Trade Center losses, net income would have been $15.6 million for the current year-to-date compared to $14.2 million a year earlier.


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



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
------------------------------------        ------------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

The Company filed a Form 8-K on September 28, 2001 disclosing the Company's estimated $20.0 million pre-tax loss relative to the attacks on the World Trade Center on September 11, 2001.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  November 13, 2001       By /s/ Gary W. Miller
     ------------------          --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date  November 13, 2001       By /s/ G. Patrick Corydon
     ------------------          --------------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President and CFO
                                 (Principal Financial and
                                   Accounting Officer)




















                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2001



                                INDEX TO EXHIBITS




                                            BEGINS ON SEQUENTIAL
                                             PAGE NUMBER OF FORM
           EXHIBIT NUMBER                            10-Q
 ---------------------------------------------------------------

             EXHIBIT 11 Filed herewith electronically Computation of per share earnings