Form 10-K
period 2001-12-31
BALDWIN & LYONS INC
filed 2002-03-29
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                        Commission file number  0-5534
DECEMBER 31, 2001

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                35-0160330
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA46204
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of March 19, 2002, based on the closing trade prices on that date, was approximately $142,559,000.
The number of shares outstanding of each of the issuer's classes of common stock as of March 19, 2002:

             Common Stock, No Par Value:
                    Class A  (voting)      2,172,715  shares
                    Class B  (nonvoting)   9,512,289  shares

The Index to Exhibits is located on pages 55 and 56.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 7, 2002 are incorporated by reference into Part III.

        1

PART I

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 37 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 57% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2001 was attributable to business produced directly by B & L. The remaining 43% consists primarily of business written by Sagamore originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to voluntary reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

The Insurance Subsidiaries serve various specialty markets as follows:

FLEET TRUCKING INSURANCE
------------------------

Protective provides coverage for larger customers in the motor carrier industry which retain substantial amounts of self-insurance as well as for medium-sized trucking companies on a first dollar or small deductible basis. These trucking products are marketed almost exclusively by the B&L agency organization directly to trucking clients although broker or agent intermediaries are used on a limited basis for smaller accounts. The principal types of insurance marketed by Protective are:

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

B&L also performs a variety of additional services, primarily for Protective's insureds, including risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist in monitoring accident data. Extensive claims services are also provided, primarily to clients with self-insurance programs.

VOLUNTARY ASSUMPTION REINSURANCE
--------------------------------

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that only a major catastrophic event or series of major events would have a material affect on the Company's financial position. The events of September 11,

        2

2001 materially impacted the Company's operating results in 2001. See page 16 and Note E to the consolidated financial statements for further discussion.

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in fourteen states.

SMALL FLEET TRUCKING INSURANCE
------------------------------

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators with twenty-five or fewer power units. These products are marketed through independent agents in the majority of the states in which Sagamore is licensed.

Small Business Workers' Compensation
------------------------------------

Sagamore also markets worker's compensation insurance to selected small businesses in a few midwestern states. This product is marketed through independent agents.

PROPERTY/CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES
-----------------------------------------------------

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

Reserves for incurred, but not reported, claims are determined on the basis of actuarial calculations using historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition, frequency and severity of claims must be projected. The average severity of claims is influenced by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2001 have been reduced by approximately $4.7 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.4 million higher for the year ended December 31, 2001.

The maximum amount for which the Protective insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure although the Company protects itself to the extent believed prudent through the purchase of excess insurance for these coverages. After giving effect to current treaty reinsurance arrangements, for the majority of risks insured, Protective's maximum exposure to loss from a single occurrence is approximately $1 million. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 1, 2002 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from zero to approximately $2 million. Because Protective, on occasion, writes multiple year policies and because losses from trucking business take years to develop, losses reported in

        3
the current year may be covered by an older reinsurance treaty with higher or lower loss retention by Protective than the current treaty.

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of
December 31, 2001.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence is $100,000 until January 1, 2003. Sagamore's retention under the workers' compensation product is $50,000 for a single occurrence. Sagamore's retention on prior year's business has ranged from the current levels to $250,000 per occurrence.

The following table sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2001, 2000 and 1999. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 7 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2000.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                          2001           2000           1999
                                                      -----------    -----------    -----------
                                                                    (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    Beginning of the year                                $120,206       $130,702      $143,951

  Provision for losses and LAE:
      Claims occurring during the current year             82,757         65,577        55,520
      Claims occurring during prior years                   (887)        (8,107)       (10,609)
                                                       ----------     ----------     ----------
                                                           81,870         57,470        44,911
  Losses and LAE payments:
      Claims occurring during the current year             33,237         37,671        27,867
      Claims occurring during prior years                  31,132         30,238         30,215
                                                       ----------     ----------     ----------
                                                           64,369         67,909        58,082

  Change in unpaid portion of uncollectible
    Amounts due from reinsurers                                26           (57)           (78)
                                                       ----------     ----------     ----------
  Liability for losses and LAE at end of year             137,733        120,206       130,702

Reinsurance recoverable on unpaid losses
  at end of the year                                      109,410         62,219         42,771
                                                       ----------     ----------     ----------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year            $247,143       $182,425       $173,473
                                                       ==========     ==========     ==========

The reconciliation above shows a $.9 million (.7%) savings in the liability for losses and LAE recorded at December 31, 2000. The net savings is reflected in 2001 underwriting income. All major product groups

        4
produced redundancies during each of the years 2001, 2000 and 1999 with the exception of reinsurance assumed in 2001 and private passenger automobile in 2000. The decline in reserve redundancy from 2000 and 1999 results in part from the significantly lower retained loss per occurrence for the Company's large fleet trucking product. In addition, the 2001 development included approximately $2.1 million of additional losses from reinsurance assumed contracts which were not reported to Protective at December 31, 2000. Approximately $1 million of this loss was offset by reinstatement premiums recorded in 2001. A more detailed discussion of reserve savings experienced in recent years is presented below.

The differences between the liability for losses and LAE reported in the accompanying 2001 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                        (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                        $138,766

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                 109,410
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                                          240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers               327

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                (1,600)
                                                                                          ----------
  Liability reported on a GAAP basis                                                        $247,143
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

The table on page 7 presents the development of GAAP balance sheet liabilities for each year-end 1991 through 2001, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1991 liability has developed a $41.5 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 4.

        5

Historically, the Company's loss developments have been favorable. Reserve developments for all year-ends 1986 through 2000 have produced redundancies as of December 31, 2001. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during the early part of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature. Recent developments, including raising of speed limits in many states and the lack of availability of qualified drivers, may reverse some of the trends noted during the past ten years.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2001 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 4 and 7, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company and its actuaries will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 7 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2001, the Company had paid $121.0 million of losses and LAE that had been incurred, but not paid, as of December 31, 1991; thus an estimated $36.3 million in losses incurred through 1991 remain unpaid as of the current financial statement date ($157.3 million incurred less $121.0 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1994, but incurred in 1991, will be included in the cumulative development amount for years-end 1991, 1992, and 1993. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Also, conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 2001 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. During the eight years ended December 31, 2001, the Company recorded a total of $10.9

        6


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31   1991      1992      1993      1994      1995      1996      1997      1998      1999      2000      2001
                       --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *      $198,790  $188,189  $175,395  $175,012  $161,001  $154,039  $151,013  $143,515  $130,345  $119,905 $137,406

Liability Reestimated
  as of:
    One Year Later      185,452   174,269   152,146   169,528   148,756   146,201   140,272   132,906   122,238   119,018
    Two Years Later     171,069   153,548   147,577   159,000   140,811   135,125   128,743   124,878   124,540
    Three Years Later   155,977   156,271   144,526   153,833   130,540   123,775   122,211   124,367
    Four Years Later    160,477   155,104   142,178   148,390   122,792   119,862   122,674
    Five Years Later    159,804   153,528   137,876   143,478   120,410   121,445
    Six Years Later     158,972   150,531   134,744   142,475   122,060
    Seven Years Later   157,976   147,992   134,540   144,077
    Eight Years Later   155,830   148,555   135,201
    Nine Years Later    156,380   149,490
    Ten Years Later    157,323
Cumulative Redundancy   $41,467   $38,699   $40,194   $30,935   $38,941   $32,594   $28,339   $19,148    $5,805      $887
                       ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Cumulative Amount of
  Liability Paid Through:
    One Year Later      $41,958   $38,511   $30,297   $45,005   $27,825   $26,934   $25,088   $30,214   $30,239   $31,132
    Two Years Later      68,706    59,494    58,969    67,219    43,016    43,280    43,311    48,416    49,068
    Three Years Later    83,413    82,122    71,375    76,248    55,515    55,834    55,180    60,594
    Four Years Later     98,331    91,794    77,702    85,096    62,740    63,998    64,370
    Five Years Later    104,915    96,617    82,792    90,331    69,747    71,089
    Six Years Later     109,174   100,299    87,316    95,924    75,496
    Seven Years Later   112,487   104,625    90,441   101,073
    Eight Years Later   116,461   107,668    94,737
    Nine Years Later    118,884   110,740
    Ten Years Later     121,048


* Amounts shown for 1991 through 2001 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $597, $611, $554, $542, $457, $498, $480, $436, $358, $301 and $327, respectively.

        7
million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $3.9 million at December 31, 2001.

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

MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance on a group basis to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive, though this competitive pressure has eased somewhat recently (see comments under "Competition" following).

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. As the result of less favorable pricing in the market, Protective's participation in retrocessions decreased in 1999 and again in 2000 after adjustment for reinstatement premiums discussed later in the RESULTS OF OPERATIONS. However, based on improved pricing in the market late in 2000 and 2001, especially after September 11, 2001, the Company recorded an increase in premium from reinsurance assumed during 2001 and anticipates further increases during 2002.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard risks. This program is currently being marketed in fourteen midwestern and southern states. Market acceptance to date has been favorable and approximately $30.1 million of premium was written in this line during 2001.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators with one to twenty-five power units). This program was limited to a small geographic area composed of Midwestern states through the end of 1997. However, significant geographic expansion began during 1998 and has continued through 2001. Future expansion into other states is anticipated during 2002. Approximately $11.7 million of premium was written in this program during 2001, an increase in of 18% from the prior year.

        8

During 1997, Sagamore began marketing a small business workers' compensation product in Missouri. Through 1999, growth in this product had been slow, resulting mainly from competitive forces. However, recent developments in the competitive make-up in the states where Sagamore markets this program resulted in approximately $4.3 million in premium written during 2001, an increase of 99% from the prior year.

INVESTMENTS
-----------

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies emphasize relatively short-term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal.

At December 31, 2001 the financial statement value of the Company's investment portfolio was approximately $439 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                    December 31
                                               ---------------------
                                                  2001         2000
                                                --------     --------
     Corporate and other bonds                    24.2%        25.3%
     U.S. Government obligations                  21.6         10.1
     Common stocks                                18.7         21.1
     Short-term and other investments             14.5         18.7
     Municipal bonds                              11.7         13.1
     Preferred stocks                              5.5          6.2
     Mortgage-backed securities                    3.8          5.5
                                                --------     --------
                                                 100.0%       100.0%
                                                ========     ========

The Company's concentration of invested assets in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in maturities in the portfolio during 2001.

MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)

                                                  2001         2000
                                                --------     --------
     Less than one year                           34.7%        41.1%
     1 to 5 years                                 51.4         42.6
     5 to 10 years                                 6.0          8.0
     More than 10 years                            7.9          8.3
                                                --------     --------
                                                 100.0%       100.0%
                                                ========     ========

     Average life of portfolio (years)             4.0          4.0
                                                ========     ========

Approximately $13.1 million of the fixed maturity portfolio (3.0% of total invested assets) consists of bonds rated as less than investment grade at December 31, 2001. The unrealized net gain on the fixed maturity

        9
portfolio was $4.7 million at December 31, 2001, before income taxes, and compares to a $1.6 million unrealized loss at December 31, 2000.

Equity securities comprise 31% of the financial statement value of the consolidated investment portfolio at December 31, 2001, down from 36% at the prior year-end. The unrealized gains on the equity security portfolio decreased $12.2 million to $45.4 million at December 31, 2001 offsetting similar gains from a year earlier.

A comparison of consolidated investment yields is as follows:

                                                  2001         2000
                                                --------     --------
          Before federal tax:
             Investment income                     5.0%         5.5%
             Investment income plus realized
               investment gains                    6.3          8.7

          After federal tax:
             Investment income                     3.6          3.9
             Investment income plus realized
               investment gains                    4.4          6.1

Because of the structure of the Company's investment portfolio, as previously described, investment yields during 2001 were negatively impacted by the repeated interest rate cuts by the Federal Reserve and the depressed equity security markets.

EMPLOYEES
---------

As of March 1, 2002, the Company had 254 employees. The changes from March 1, 2001 are minor.

COMPETITION
-----------

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

The Company owns a small building and the adjacent real estate approximately two miles from its main office. This building contains approximately 3,300 square feet of usable space, and is used primarily as a contingent back up and disaster recovery site for computer operations.

Baldwin & Lyons, California leases approximately 1,900 square feet of office space in a suburb of Los Angeles, California. All West Coast operations are conducted from these facilities.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

        11

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The Nasdaq Stock Market[TM] under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2001, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2001 and 2000, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

                                                                                     CASH
                                    CLASS A                   CLASS B             DIVIDENDS
                               HIGH         LOW           HIGH        LOW          DECLARED
                             --------     --------      --------    --------      ---------
Year ended December 31:
2001:
FOURTH QUARTER                $22.997      $20.241       $26.690     $16.900          $.10
THIRD QUARTER                  24.450       19.000        26.500      16.500           .10
SECOND QUARTER                 24.900       20.750        26.280      20.500           .10
FIRST QUARTER                  22.875       18.750        28.750      20.000           .10

2000:
Fourth Quarter                 19.000       19.000        23.875      18.375          $.10
Third Quarter                  19.000       15.000        20.250      15.250           .10
Second Quarter                 17.500       16.000        19.938      16.000           .10
First Quarter                  21.250       16.500        22.125      16.250           .10

The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note G to the consolidated financial statements.

        12

ITEM 6.  SELECTED FINANCIAL DATA


                                                                YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------------
                                                2001        2000         1999        1998         1997
                                             ----------  ----------   ----------  ----------   ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NET PREMIUMS WRITTEN                          $ 82,645    $ 77,214     $ 72,033    $ 71,943    $ 69,575

NET PREMIUMS EARNED                             83,138      77,439       69,114      68,862       61,675

NET INVESTMENT INCOME                           17,626      19,049       18,891      19,060       18,442

REALIZED NET GAINS ON INVESTMENTS                5,053      12,473        5,625       2,855       17,338

LOSSES AND LOSS EXPENSES INCURRED               81,870      57,470       44,911      42,537       39,854

NET INCOME                                       5,390      19,750       18,616      16,895       24,446

EARNINGS PER SHARE -- NET INCOME (1)               .44        1.57         1.38        1.22         1.75

CASH DIVIDENDS PER SHARE                           .40         .40          .40         .40          .40

INVESTMENT PORTFOLIO (3)                       439,434     442,060      440,797     456,735      475,328

TOTAL ASSETS                                   601,109     552,164      530,677     544,369      557,015

SHAREHOLDERS' EQUITY                           288,360     294,000      284,783     288,592      293,963

BOOK VALUE PER SHARE (1)                         23.73       24.01        21.50       20.91        21.23

UNDERWRITING RATIOS (2):

   Losses and loss expenses                      98.5%       74.2%        65.0%       61.8%        64.6%

   Underwriting expenses                         24.3%       28.1%        29.6%       32.0%        33.3%

     Combined                                  122.8%      102.3%        94.6%       93.8%        97.9%


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

        13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of the Company's liquidity are (1) funds generated from insurance operations, (2) net investment income and (3) maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments and commissions paid to the parent company, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. During extended periods of declining net premium volume, however, operating cash flows may turn negative as loss settlements exceed net premium revenue and receipts of investment income.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have declined and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has maintained its short-term position with respect to the vast majority of its fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was
3.8 years and 4.0 years for 2001 and 2000, respectively. The Company also remains an active participant in the equity securities market. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2001 included $51.5 million in short-term investments which are readily convertible to cash without market penalty and an additional $47.5 million of fixed maturity investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions produce inadequate rates and the Company chooses to restrict volume, the Company believes that the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 2001 equaled approximately 24% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Shareholders' equity decreased to $288.4 million at December 31, 2001, from $294.0 million at December 31, 2000, including the after tax $13.0 million estimated net loss related to the events of September 11, 2001. The change in shareholders' equity also included $5.0 million of cash dividends to shareholders, a $3.9 million decrease in unrealized net gains on investments and $2.2 million in treasury share purchases. Book value per common share outstanding decreased 1% to $23.73 at December 31, 2001 from $24.01 per share at December 31, 2000.

As more fully discussed in Note G to the consolidated financial statements, at December 31, 2001, $47.6 million, or 16.5% of shareholders' equity, represented net assets of the Company's insurance subsidiaries

        14
which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company due to statutory restrictions on the allowable transfers. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable investments of approximately $17.4 million at December 31, 2001.

RESULTS OF OPERATIONS
---------------------

2001 COMPARED TO 2000

Direct premiums written for 2001 totaled $114.3 million, an increase of $17.2 million (18%) from 2000. This increase is primarily attributable to increases in fleet trucking and independent contractor programs of $13.9 million (52%) and $4.8 million (21%), respectively, from 2000 levels. Direct premium writings from the Company's small business workers' compensation and small trucking fleet programs also increased by $2.2 million and $1.8 million, respectively. These increases were partially offset by a $5.6 million (16%) decrease in direct premium written for the Company's private passenger automobile program. Large trucking fleet and independent contractor volume increases resulted from the addition of new accounts as well as rate increases on renewed accounts. Increases in small business workers' compensation and small fleet were due primarily to geographic expansion, although rates were increased in both divisions during 2001. The decrease in private passenger automobile premium resulted from an effort to reunderwrite the program during 2001, including the implementation of significant rate increases and the termination of producers of unprofitable business.

Premiums assumed from other reinsurers totaled $5.7 million during 2001, an increase of $1.5 million (35%) from 2000. Premiums assumed for 2001 and 2000 included $1.0 million and $1.7 million, respectively, of reinstatement premiums attributable to losses occurring in late 1999. Without these reinstatement premiums, reinsurance assumed volume would have increased 85% from the prior year. Pricing in this market began to improve toward the end of 2000 and throughout 2001, and the Company's participation increased as a result. Management anticipates increased participation during 2002.

Premiums ceded to reinsurers increased $13.5 million (56%) during 2001 to $37.7 million. The percentage of premiums ceded to direct premiums written increased to 33% for 2001 from 25% for 2000 consistent with the increase in direct premiums written for the more heavily reinsured large trucking fleet program discussed above.

After giving effect to changes in unearned premiums, net premiums earned increased 7% to $83.1 million for 2001 from $77.4 million for 2000. Net premiums earned from all trucking-related insurance products increased by $8.3 million (25%). Net premiums earned from the Company's small workers' compensation and voluntary reinsurance assumed programs increased $1.7 million (155%) and $1.1 million (25%), respectively. These increases were partially offset by a $5.7 million (15%) decrease in premiums earned from private passenger automobile.

Net investment income decreased $1.4 million (7.5%) during 2001 reflecting lower overall pre-tax yields on slightly higher average invested assets. The average pre-tax yield on invested assets was 5.0% and 5.5% for 2001 and 2000, respectively. After-tax yields were 3.6% and 3.9% for 2001 and 2000, respectively.

Realized net capital gains were $5.1 million in 2001 compared to $12.5 million for 2000. The current year's net gain consisted of gains on equity securities of $7.3 million and losses on fixed maturities and other investments of $2.2 million. Realized net gains for 2001 and 2000 included other than temporary writedowns totaling $2.1 million and $5.0 million, respectively.

        15

Losses and loss expenses incurred during 2001 increased $24.4 million (42%) to $81.9 million, including a $20 million loss related to the events of September 11, 2001. The 2001 consolidated loss and loss expense ratio was 98.5% compared to 74.2% for 2000. Adjusted for the September 11, 2001 loss, the consolidated loss and loss expense ratio was 74.4%. While the adjusted consolidated loss ratio remained virtually unchanged, individual product lines varied from year-to-year as less favorable loss development in the Company's large fleet trucking product was offset by significant improvement in the Company's private passenger automobile division. The loss and loss expense ratio for private passenger automobile dropped from 94.5% during 2000 to 69.5% during 2001. As previously discussed, improved underwriting selection and rate increases are directly responsible for the improved private passenger automobile results. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of conservatism in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. However, due to the aforementioned changes in the Company's reinsurance structure for its large trucking fleets, whereby a smaller portion of the risk is retained, the impact of future loss developments on the loss and loss expense ratios may not be consistent with prior years.

Other operating expenses for 2001, before credits for allowances from reinsurers, decreased $.3 million (1%) to $34.4 million despite the increase in premium volume described above. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased less than 1% as staff reductions occasioned by the increased use of technology substantially offset wage increases and higher employee benefit expenses. Direct commission expense decreased $.4 million (5%) primarily as the result of lower direct premiums from the Company's private passenger automobile product which carries higher commission rates than the Company's remaining products. Substantially all large fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Ceding commission allowances from reinsurers increased $4.1 million (47%), resulting from increased premium volume ceded under reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 24.3% during 2001 compared to 28.0% for 2000, reflecting the higher ceding commission received from reinsurers. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 20.6% for 2001 compared with 26.0% for 2000.

The effective federal tax rate for consolidated operations for 2001 was 16.3%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income from consolidated operations for 2001 was $5.4 million compared to $19.8 million for 2000.
Diluted earnings per share decreased to $.44 in 2001 from $1.57 in 2000 due primarily to the losses related to the events of September 11, 2001. Diluted earnings per share from operations before realized gains on investments was $.17 in 2001 compared to $.93 in 2000.

2000 COMPARED TO 1999

Direct premiums written for 2000 totaled $97.1 million, an increase of $11.0 million (13%) from 1999. This increase is primarily attributable to increases in fleet trucking's large trucking fleet and independent contractor programs of $3.9 million (22%) and $1.6 million (8%), respectively, from 1999 levels. Direct premium writings from the Company's private passenger automobile, small trucking fleet and small business workers' compensation programs also increased by $2.4 million, $2.2 million and $1.2 million, respectively. Large

        16
trucking fleet volume increases resulted primarily from the addition of new accounts. Increases in independent contractor premiums resulted from the addition of new accounts and volume increases on existing accounts, while increases in private passenger automobile, small fleet and small workers' compensation were due primarily to geographic expansion.

Premiums assumed from other reinsurers of $4.2 million during 2000 were relatively unchanged from 1999 although 2000's premium included $1.7 million of reinstatement premium attributable to losses occurring in late 1999. Without this premium, reinsurance assumed volume would have decreased 37% from the prior year. Pricing in this market began to firm up toward the end of 2000.

Premiums ceded to reinsurers increased $5.8 million (32%) during 2000 to $24.2 million. The percentage of premiums ceded to direct premiums written increased to 24.9% for 2000 from 21.3% for 1999 consistent with the increase in direct premiums written for the more heavily reinsured large trucking fleet program discussed above.

After giving effect to changes in unearned premiums, net premiums earned increased 12% to $77.4 million for 2000 from $69.1 million for 1999. Premiums earned from private passenger automobile increased by $6.6 million. Net premiums earned from all trucking-related insurance products increased by $1.7 million (5%), including $1.9 million (32%) for small fleet trucking.
Net investment income increased by $.2 million (1%) during 2000 reflecting higher overall pre-tax yields on slightly lower average invested assets. The average pre-tax yield on invested assets was 5.5% and 5.0% for 2000 and 1999, respectively. After-tax yields were 3.9% and 3.6% for 2000 and 1999, respectively.

Realized net capital gains were $12.5 million in 2000 compared to $5.6 million for 1999. The current year net gain consisted of gains on equity securities of $16.0 million and losses on fixed maturities and other investments of $3.5 million.

Losses and loss expenses incurred during 2000 increased $12.6 million (28%) to $57.5 million. The 2000 consolidated loss and loss expense ratio was 74.2% compared to 65.0% for 1999. The increase in the loss and loss expense ratio is primarily attributable to adverse loss development and an increased frequency and severity of claims in the Company's personal automobile division. Changes in the Company's remaining products were generally favorable.

Other operating expenses for 2000, before credits for allowances from reinsurers, increased $2.9 million (9%) to $34.7 million. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased 7% and accounted for approximately 40% of the total operating expense increase, reflecting the fully-employed labor market from which the Company draws. Direct commission expense increased $.9 million (13%) as the result of higher direct premiums from all of the Company's products. Ceding commission allowances from reinsurers increased $1.9 million (28%), resulting from increased premium volume covered under the reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 28.1% during 2000 compared to 29.6% for 1999. Including the agency operations, the ratio of other operating expenses to total revenue, adjusted to remove net realized gains, was 26.0% for 2000 compared with 27.5% for 1999. Expenses for 1999 included expenditures in preparation for Year 2000 (Y2K) compliance that were not present in the year 2000.

The effective federal tax rate for consolidated operations for 2000 was 31.8%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income from consolidated operations for 2000 was $19.7 million compared to $18.6 million for 1999. Diluted earnings per share increased to $1.57 in 2000 from $1.38 in 1999

        17
due primarily to the increase in realized gains on investments. Diluted earnings per share from operations before realized gains on investments was $.93 in 2000 compared to $1.11 in 1999.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's significant accounting policies are discussed in Note A to the Consolidated Financial Statements. The following discussion is provided to highlight areas of the Company's accounting policies which are both material and subject to significant degrees of estimation.

INVESTMENT VALUATION

Over 73% of the Company's assets are composed of investments at December 31, 2001. Less than 1% of these investments, consisting of limited partnerships, do not have readily determinable market values. For these investments, we estimate fair value by reference to the underlying assets of the limited partnerships. All marketable securities are included in the Company's balance sheet at current market value. In determining if and when a decline in market value below cost is other than temporary, we evaluate the market conditions, trends of earnings, price multiples and other key measures for our bonds and common and preferred stocks. When such a decline is considered to be other than temporary, we recognize an impairment loss in the current period operating results to the extent of the decline. Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax credits.

REINSURANCE RECOVERABLE

Amounts recoverable under the terms of reinsurance contracts comprise almost 19% of total Company assets as of December 31, 2001. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some losses are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts will not be due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet the reinsurer's financial commitments under the terms of the contracts, the Company would be responsible for its portion of the loss. The financial strength of each of the Company's reinsurers is reviewed on a continual basis and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability.

        18

LOSS AND LOSS EXPENSE RESERVES

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Our reserves are evaluated in three basic categories (1)"case basis", (2)"incurred but not reported" and (3)"loss adjustment expense" reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a "bulk" basis. Common actuarial methods are used in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty that guaranty variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.

The reserving process requires us to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater variation in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof) and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

MARKET RISK
-----------

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, foreign currency translation and equities market prices. All of the Company's invested assets are classified as available for sale and are listed as such in Note B to the consolidated financial statements.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2001 was $136.4 million or approximately 31% of invested assets, including money market instruments classified as cash. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, are the most important feature.

The Company's fixed maturity portfolio totaled $246.6 million at December 31, 2001. Over half of this portfolio is made up of U. S. government and government agency obligations and state and municipal debt

        19
securities, 86% of the portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 3.8 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

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

FEDERAL INCOME TAX CONSIDERATIONS
---------------------------------

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $9.9 million and $12.5 million were recorded at December 31, 2001 and 2000, respectively. The net deferred tax liability at December 31, 2001 included $4.3 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $4.2 million in special tax deposits at December 31, 2000. Adjusted for the special deposits, a net deferred tax liability of $14.2 million was recorded at December 31, 2001 compared to a net deferred tax liability of $16.7 million at December 31, 2000. The decrease in deferred federal taxes payable is primarily attributable to changes in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which would allow for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $4.3 million have been paid in connection with this election.

        20

IMPACT OF INFLATION
-------------------

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

        21

                           ANNUAL REPORT ON FORM 10-K





               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 2001

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                          YEAR ENDED DECEMBER 31, 2001

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA


REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 22, 2002

        23

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                          December 31
                                                                   --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                $ 246,632     $ 211,810
    Equity securities                                                 136,399       157,951
    Short-term and other                                               27,584         40,176
                                                                   ----------     ----------
                                                                      410,615        409,937

Cash and cash equivalents                                              31,840        32,814
Accounts receivable--less allowance
   (2001, $1,143; 2000, $1,229)                                        25,151        25,279
Accrued investment income                                               3,875         3,724
Reinsurance recoverable                                               111,585        64,690
Deferred policy acquisition costs                                       3,523         3,674
Current federal income taxes                                            2,590              -
Property and equipment--less accumulated depreciation
    (2001, $8,354; 2000, $6,224)                                        7,442         8,456
Notes receivable from employees                                         2,257         1,709
Other assets                                                            2,231          1,881
                                                                   ----------     ----------
                                                                    $ 601,109      $ 552,164
                                                                   ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                        $ 247,143     $ 182,425
    Unearned premiums                                                  23,914         24,441
                                                                   ----------     ----------
                                                                      271,057       206,866

Reinsurance payable                                                     5,260         7,349
Accounts payable and other liabilities                                 26,523        30,399
Deferred federal income taxes                                           9,909        12,547
Current federal income taxes                                                -          1,003
                                                                   ----------     ----------
                                                                      312,749       258,164
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 2001, 2,277,905 shares;
           2000, 2,300,785 shares                                         121           123
       Class B -- authorized 20,000,000 shares;
           outstanding -- 2001, 9,801,932 shares;
           2000, 9,870,082 shares                                         523           526
    Additional paid-in capital                                         36,272        36,416
    Unrealized net gains on investments                                32,377        36,237
    Retained earnings                                                 219,067        220,698
                                                                   ----------     ----------
                                                                      288,360        294,000
                                                                   ----------     ----------
                                                                    $ 601,109      $ 552,164
                                                                   ==========     ==========

See notes to consolidated financial statements.

        24

CONSOLIDATED STATEMENTS OF INCOME
Baldwin & Lyons, Inc. and Subsidiaries


                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                         2001           2000           1999
                                                                     ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                               $   83,138     $   77,439    $   69,114
    Net investment income                                                 17,626         19,049        18,891
    Realized net gains on investments                                      5,053         12,473         5,625
    Commissions, service fees and other income                             4,063          3,512          2,772
                                                                      ----------     ----------     ----------
                                                                         109,880        112,473        96,402
EXPENSES:
    Losses and loss expenses incurred                                     81,870         57,470        44,911
    Other operating expenses                                              21,572         26,039         24,985
                                                                      ----------     ----------     ----------
                                                                         103,442         83,509         69,896
                                                                      ----------     ----------     ----------
                               INCOME BEFORE FEDERAL INCOME TAXES          6,438         28,964        26,506

Federal income taxes                                                       1,048          9,214          7,890
                                                                      ----------     ----------     ----------
                                                       NET INCOME     $    5,390     $   19,750     $   18,616
                                                                      ==========     ==========     ==========

PER SHARE DATA:
DILUTED EARNINGS:
    Income before realized net gains                                    $    .17       $    .93      $   1.11
    Realized net gains on investments                                        .27            .64            .27
                                                                      ----------     ----------    ----------
                                                       NET INCOME       $    .44       $   1.57       $   1.38
                                                                      ==========     ==========    ==========

BASIC EARNINGS:
    Income before realized net gains                                    $    .17       $    .93      $   1.12
    Realized net gains on investments                                        .27            .65            .27
                                                                      ----------     ----------     ----------
                                                       NET INCOME       $    .44       $   1.58       $   1.39
                                                                      ==========     ==========    ==========

                                                        DIVIDENDS       $    .40       $    .40       $    .40
                                                                      ==========     ==========    ==========


See notes to consolidated financial statements.

        25

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries


                                                                         2001           2000           1999
                                                                     ------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                 $  220,698     $  219,707    $  216,223
    Unrealized gains on investments                                       36,237         24,711         30,311
                                                                      ----------     ----------     ----------
                                                                         256,935        244,418        246,534

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                             5,390         19,750         18,616

    Gains (losses) on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                    (886)         30,205        (2,991)
        Federal income taxes                                               (310)         10,572        (1,047)
                                                                      ----------     ----------     ----------
                                                                           (576)         19,633        (1,944)

        Gains realized during period included in net income,
            before federal income taxes                                  (5,053)       (12,473)        (5,625)
        Federal income taxes                                             (1,769)        (4,366)        (1,969)
                                                                      ----------     ----------     ----------
                                                                         (3,284)        (8,107)        (3,656)
                                                                      ----------     ----------     ----------

        Change in unrealized gains on investments                        (3,860)         11,526        (5,600)

    Foreign exhange adjustment                                             (300)          (193)            179
                                                                      ----------     ----------     ----------
                             TOTAL REALIZED AND UNREALIZED INCOME          1,230         31,083        13,195

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                  (4,850)        (4,994)        (5,365)
    Cost of treasury shares in excess of original issue proceeds         (1,871)       (13,572)        (9,946)
                                                                      ----------     ----------     ----------
                                                                         (6,721)       (18,566)       (15,311)
                                                                      ----------     ----------     ----------
                                                    TOTAL CHANGES        (5,491)         12,517        (2,116)
                                                                      ----------     ----------     ----------

BALANCES AT END OF YEAR:
    Retained earnings                                                    219,067        220,698       219,707
    Unrealized gains on investments                                       32,377         36,237         24,711
                                                                      ----------     ----------     ----------
                                                                      $  251,444     $  256,935     $  244,418
                                                                      ==========     ==========     ==========

See notes to consolidated financial statements.

        26

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                         2001           2000           1999
                                                                     ------------   ------------   ------------
                                                                               (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                            $ 5,390       $ 19,750      $ 18,616
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Change in accounts receivable and unearned premium                (399)          (279)        (2,711)
         Change in accrued investment income                               (151)           (27)           371
         Change in loss and loss expense reserves
            and reinsurance recoverable                                   17,823       (10,913)       (13,030)
         Change in other assets, other liabilities
            and current income taxes                                     (3,732)          (380)          2,237
         Amortization of net policy acquisition costs                    (3,141)          1,031         1,716
         Net policy acquisition costs deferred                             3,293          (854)        (2,323)
         Provision for deferred income taxes                               (559)        (1,359)           530
         Bond amortization                                                   578            227           384
         Loss on sale of property                                              8             57            19
         Depreciation                                                      2,604          2,318         1,845
         Net realized gain on investments                                (5,668)       (13,524)        (5,771)
         Compensation expense related to discounted stock options            131            136            140
                                                                      ----------     ----------     ----------
              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         16,177        (3,817)         2,023

INVESTING ACTIVITIES
   Purchases of fixed maturities and equity securities                 (163,996)      (132,874)      (143,309)
   Proceeds from maturities                                               74,029         44,185        55,746
   Proceeds from sales of fixed maturities                                11,921         35,779        23,485
   Proceeds from sales of equity securities                               61,328        108,063        84,441
   Net sales (purchases) of short-term investments                         4,213        (9,671)        (8,263)
   Distributions from limited partnerships                                 9,896          1,799           157
   Net increase in principal balance of notes receivable
      from employees                                                       (532)        (1,709)              -
   Purchases of property and equipment                                   (1,727)        (4,121)        (2,836)
   Proceeds from disposals of property and equipment                         129            184            332
                                                                      ----------     ----------     ----------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (4,739)         41,635         9,753

FINANCING ACTIVITIES
   Dividends paid to shareholders                                        (4,850)        (4,994)        (5,365)
   Proceeds from sale of common stock                                          3             10            15
   Drawing on line of credit                                                   -          5,411         8,528
   Repayment on line of credit                                           (5,411)        (8,528)              -
   Cost of treasury shares                                               (2,154)       (17,018)       (11,794)
                                                                      ----------     ----------     ----------
                            NET CASH USED IN FINANCING ACTIVITIES       (12,412)       (25,119)        (8,616)
                                                                      ----------     ----------     ----------
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (974)         12,699          3,160
Cash and cash equivalents at beginning of year                            32,814         20,115         16,955
                                                                      ----------     ----------     ----------
                       CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 31,840       $ 32,814       $ 20,115
                                                                      ==========     ==========     ==========


See notes to consolidated financial statements.

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

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds, notes and redeemable preferred stocks) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (nonredeemable preferred stocks and common stocks) are carried at quoted market prices (fair value). Other investments are carried at either market value, cost or cost adjusted for operations of limited partnerships, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity unless a decline in value is determined to be other than temporary, in which case, the loss is charged to income. Although the Company has classified fixed maturity investments as available for sale, it has the ability to hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation is computed principally by the straight-line method.

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

        28

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

COMPREHENSIVE INCOME: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders' equity. Foreign exchange adjustments are immaterial and the Company has no defined benefit pension plan.

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

        29

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:


                                                                         COST OR         GROSS          GROSS           NET
                                                            FAIR        AMORTIZED      UNREALIZED     UNREALIZED     UNREALIZED
                                                           VALUE           COST          GAINS          LOSSES         GAINS
                                                        ------------   ------------   ------------   ------------   ------------
2001:
   U. S. government obligations                           $  85,459      $  84,181      $   1,289      $    (11)      $   1,278
   Mortgage-backed securities                                15,075         14,644            431              -           431
   Obligations of states and political subdivisions          46,503         45,708            851           (56)           795
   Corporate securities                                      99,595         97,428          2,972          (805)          2,167
                                                         ----------     ----------     ----------     ----------     ----------
      Total fixed maturities                                246,632        241,961          5,543          (872)         4,671
   Equity securities                                        136,399         91,030         54,214        (8,845)        45,369
   Short-term and other                                      27,584         27,813              -          (229)          (229)
                                                         ----------     ----------     ----------     ----------     ----------
      Total available-for-sale securities                 $ 410,615      $ 360,804      $  59,757     $  (9,946)        49,811
                                                         ==========     ==========     ==========     ==========

                                                                   Applicable federal income taxes                     (17,434)
                                                                                                                     ----------

                                                                   Net unrealized gains - net of tax                  $  32,377
                                                                                                                     ==========
2000:
   U. S. government obligations                           $  38,789      $  38,911      $      58     $    (180)     $    (122)
   Mortgage-backed securities                                21,430         21,385            128           (83)            45
   Obligations of states and political subdivisions          50,856         50,470            425           (39)           386
   Corporate securities                                     100,735        102,676            878        (2,819)        (1,941)
                                                         ----------     ----------     ----------     ----------     ----------
      Total fixed maturities                                211,810        213,442          1,489        (3,121)        (1,632)
   Equity securities                                        157,951        100,387         66,301        (8,737)        57,564
   Short-term and other                                      40,176         40,358              -          (182)          (182)
                                                         ----------     ----------     ----------     ----------     ----------
      Total available-for-sale securities                 $ 409,937      $ 354,187      $  67,790     $ (12,040)        55,750
                                                         ==========     ==========     ==========     ==========
                                                                   Applicable federal income taxes                     (19,513)
                                                                                                                     ----------

                                                                   Net unrealized gains - net of tax                  $  36,237
                                                                                                                     ==========

        30

Gross realized gains and losses on investments for the years ended December 31 are summarized below:


                                                                    2001           2000           1999
                                                                ------------   ------------   ------------
Fixed maturities:
   Gains                                                         $      82      $     666     $     220
   Losses                                                          (2,218)        (1,209)        (2,564)
                                                                ----------     ----------     ----------
      Net gains (losses)                                           (2,136)          (543)        (2,344)

Equity securities:
   Gains                                                            15,591         22,861        17,747
   Losses                                                          (8,305)        (6,866)        (9,953)
                                                                ----------     ----------     ----------
      Net gains                                                      7,286         15,995         7,794

Short-term and other - net gain (loss)                                (97)        (2,979)            175
                                                                ----------     ----------     ----------
                                             TOTAL NET GAINS     $   5,053      $  12,473      $   5,625
                                                                ==========     ==========     ==========

Gross realized losses in the above table included other than temporary write-downs of $2,081 and $5,000 in 2001 and 2000, respectively.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  COST OR
                                                                 AMORITZED
                                                  FAIR VALUE        COST
                                                 ------------   ------------
One year or less                                  $   51,831    $   50,994
Excess of one year to five years                     146,193       142,567
Excess of five years to ten years                     15,149        14,741
Excess of ten years                                   16,081         16,079
                                                  ----------     ----------
   Total maturities                                  229,254       224,381
Mortgage-backed securities                            15,075        14,644
Redeemable preferred stock                             2,303          2,936
                                                  ----------     ----------
                                                   $ 246,632      $ 241,961
                                                  ==========     ==========

Major categories of investment income for the years ended December 31 are summarized as follows:

                                                2001           2000           1999
                                            ------------   ------------   ------------
Fixed maturities                              $  13,287      $  13,951     $  15,785
Equity securities                                 2,739          3,327         2,608
Money market funds                                1,522          1,778         1,089
Short-term and other                              1,785          1,674            565
                                             ----------     ----------     ----------
                                                 19,333         20,730        20,047
Investment expenses                             (1,707)        (1,681)        (1,156)

                   NET INVESTMENT INCOME      $  17,626      $  19,049      $  18,891
                                             ==========     ==========     ==========

Approximately 31% of purchases and 52% of sales of investments during the three years ended December 31, 2001 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $1,110, $1,499 and $614 in 2001, 2000 and 1999, respectively.

        31

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                               Year Ended December 31,
                                                          2001           2000           1999
                                                      ------------   ------------   ------------
Reserves at the beginning of the year                    $120,206       $130,702      $143,951

Provision for losses and loss expenses:
   Claims occurring during the current year                82,757         65,577        55,520
   Claims occurring during prior years                      (887)        (8,107)       (10,609)
                                                       ----------     ----------     ----------
      Total incurred                                       81,870         57,470         44,911

Loss and loss expense payments:
   Claims occurring during the current year                33,237         37,671        27,867
   Claims occurring during prior years                     31,132         30,238         30,215
                                                       ----------     ----------     ----------
      Total paid                                           64,369         67,909         58,082

Change in unpaid portion of uncollectible
    amounts due from reinsurers                                26           (57)           (78)
                                                       ----------     ----------     ----------
Reserves at the end of the year                           137,733        120,206        130,702

Reinsurance recoverable on
    reserves at the end of the year                       109,410         62,219         42,771
                                                       ----------     ----------     ----------
Reserves, gross of reinsurance
    recoverables, at the end of the year                 $247,143       $182,425       $173,473
                                                       ==========     ==========     ==========



The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2000, 1999 and 1998 were decreased by $887, $8,107 and $10,609, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Development during 2001 and 2000, on reserves outstanding at December 31, 2000 and 1999 was insignificant for incurred losses and loss expenses related to environmental damage claims. Reported cases to date relate primarily to policies issued in the 1970's to one account which was involved in the business of hauling and disposing of hazardous waste. Reserves for incurred but not reported environmental losses were $3,900 at December 31, 2001 and 2000. Development during 2001 included $2.1 million of incurred losses and loss expenses on reinsurance assumed reserves outstanding at December 31, 2000 which was partially offset by reinstatement premiums of $1.0 million. Adjusted for reinsurance assumed, management believes that the favorable experience is attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. The decline in favorable loss developments from 1999 to 2001 is due in part to the significantly lower retained loss per occurrence for the Company's large fleet trucking product. Under terms of reinsurance agreements effective June 1, 1998, the Company's exposure on large fleet trucking losses dropped from $1,000 to $100 per occurrence. These trends were considered in the establishment of the Company's reserves at December 31, 2001.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2001 and 2000, loss reserves have been reduced by approximately $4,724 and $5,096, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

        32

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $2,717 and $2,698 at December 31, 2001 and 2000, respectively.

NOTE D - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2001, 2000 and 1999 were $736, $657 and $620, respectively.

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          2001           2000
                                                      ------------   ------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                       $  17,434     $  19,513
   Deferred acquisition costs                               1,255         1,315
   Salvage and subrogation                                    560           560
   Other                                                      468            848
                                                       ----------     ----------
      Total deferred tax liabilities                       19,717         22,236
                                                       ----------     ----------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves              4,298         4,154
   Deferred compensation                                    2,391         2,928
   Unearned premiums                                        1,657         1,692
   Other                                                    1,462            915
                                                       ----------     ----------
      Total deferred tax assets                             9,808          9,689
                                                       ----------     ----------
      NET DEFERRED TAX LIABILITIES                      $   9,909      $  12,547
                                                       ==========     ==========


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                     2001           2000           1999
                                                 ------------   ------------   ------------
Statutory federal income rate applied to
   pretax income from operations                  $   2,253       $  10,137     $   9,277
Tax effect of (deduction):
   Tax-exempt investment income                     (1,241)         (1,390)        (1,337)
   Other                                                 36             467           (50)
                                                 ----------      ----------     ----------
Federal income tax expense                        $   1,048       $   9,214      $   7,890
                                                 ==========      ==========     ==========

Federal income tax expense consists of the following:


                                                     2001           2000           1999
                                                 ------------   ------------   ------------
Taxes (credits) on income from operations:
   Current                                        $    1,607     $   10,573    $    7,360
   Deferred                                            (559)        (1,359)            530
                                                  ----------     ----------     ----------
                                                  $    1,048     $    9,214     $    7,890
                                                  ==========     ==========     ==========

        33

Cash flows related to federal income taxes paid, net of refunds received, for 2001, 2000 and 1999 were $5,200, $8,807 and $7,367, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $4,298 of deferred tax assets at December 31, 2001 arising from loss reserve discounting are assured based on Section 847 of the Internal Revenue Code.

NOTE F - REINSURANCE
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. The Company also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks as well as aggregate catastrophe treaties. Accordingly, the occurrence of a major catastrophic event can have a significant impact on the Company's operating income. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

Net premiums earned for 2001, 2000 and 1999 have been reduced by reinsurance ceded premiums of approximately $37,706, $23,943 and $19,037, respectively. Net losses and loss expenses incurred for 2001 and 2000 have been reduced by ceded reinsurance recoveries of approximately $72,701 and $40,586, respectively. Net losses and loss expenses incurred for 1999 have been increased by net savings on reinsured claims of $771. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

Net premiums earned for 2001, 2000 and 1999 include approximately $5,931, $4,678 and $4,981, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools. Losses and loss expenses incurred for 2001 included an estimated $20,000 for the Company's exposure from reinsurance assumed treaties related to the events of September 11, 2001.

Components of reinsurance recoverable at December 31 are as follows:

                                                2001           2000
                                            ------------   ------------
Paid losses and loss expenses                $    1,935    $    2,197
Unpaid losses and loss expenses                 109,410        62,219
Unearned premiums                                   240            274
                                             ----------     ----------
                                             $  111,585      $  64,690
                                             ==========     ==========


        34

NOTE G - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows:

ADDITIONAL
                                                        CLASS A                       CLASS B               PAID-IN
                                                 SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                              ------------   ------------   ------------   ------------   ------------
Balance at January 1, 1999                      2,388,454           $ 127     11,302,496          $ 603      $ 41,328
   Discounted stock options issued                      -               -              -              -           139
   Discounted stock options exercised                   -               -         45,297              2            13
   Treasury shares purchased                     (62,900)             (3)      (510,400)           (27)        (1,817)
                                               ----------      ----------     ----------     ----------     ----------
Balance at December 31, 1999                    2,325,554             124     10,837,393            578        39,663
   Discounted stock options issued                      -               -              -              -           136
   Discounted stock options exercised                   -               -         17,889              1             9
   Treasury shares purchased                     (24,769)             (1)      (985,200)           (53)        (3,392)
                                               ----------      ----------     ----------     ----------     ----------
Balance at December 31, 2000                    2,300,785             123      9,870,082            526        36,416
   Discounted stock options issued                      -               -              -              -           130
   Discounted stock options exercised                   -               -          6,650              1             3
   Treasury shares purchased                     (22,880)             (2)       (74,800)            (4)          (277)
                                               ----------      ----------     ----------     ----------     ----------
Balance at December 31, 2001                    2,277,905           $ 121      9,801,932          $ 523       $ 36,272
                                               ==========      ==========     ==========     ==========     ==========



The Company's Class A and Class B common stock has a stated value of approximately $.05 per share.

Shareholders' equity at December 31, 2001 includes $278,249 representing GAAP shareholder's equity of insurance subsidiaries, of which $40,815 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $189,859 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $5,660, $24,309 and $18,212 for 2001, 2000 and 1999, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $273,072 and $291,371 at December 31, 2001 and 2000, respectively.


NOTE H - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:

                                                               2001           2000           1999
                                                           ------------   ------------   ------------
Amortization of deferred policy acquisition costs           $    9,692     $    9,740    $    8,538
Other underwriting expenses                                     12,878         13,103        12,162
Expense allowances from reinsurers                            (12,833)        (8,709)        (6,822)
                                                            ----------     ----------     ----------
                       TOTAL UNDERWRITING EXPENSES               9,737         14,134        13,878
Operating expenses of non-insurance companies                   11,835         11,905         11,107
                                                            ----------     ----------     ----------
                    TOTAL OTHER OPERATING EXPENSES           $  21,572      $  26,039      $  24,985
                                                            ==========     ==========     ==========

        35

NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                               2001           2000           1999
                                                           ------------   ------------   ------------
Average shares outstanding
   for basic earnings per share                             12,122,862     12,466,510     13,393,357

Dilutive effect of options                                      84,083         88,612        127,615
                                                           -----------    -----------    -----------
Average shares outstanding
   for diluted earnings per share                           12,206,945     12,555,122     13,520,972
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

        36

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                           NON-STANDARD
                                                             PRIVATE       VOLUNTARY
                                               FLEET        PASSENGER     REINSURANCE
                                              TRUCKING      AUTOMOBILE      ASSUMED       ALL OTHER        TOTALS
                                            ------------   ------------   ------------   ------------   ------------
2001:
Direct and assumed premium written           $   68,154     $   30,094     $    5,668     $   16,392    $  120,308
Net premium earned and fee income                34,824         33,800          5,636         12,686        86,946
Underwriting gain (loss)                         11,116            436       (19,429)          (729)        (8,606)

2000:
Direct and assumed premium written               49,258         35,713          4,203         12,216       101,390
Net premium earned and fee income                27,842         39,476          4,521          9,067        80,906
Underwriting gain (loss)                         12,582        (9,498)          2,083            262         5,429

1999:
Direct and assumed premium written               44,013         33,339          4,015          9,009        90,376
Net premium earned and fee income                27,734         32,467          4,751          6,872        71,824
Underwriting gain (loss)                          9,211          (284)          1,647        (1,041)         9,533

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                     2001           2000           1999
                                                 ------------   ------------   ------------
REVENUE:
Net premium earned and fee income                 $   86,946     $   80,906    $   71,824
Net investment income                                 17,626         19,049        18,891
Realized net gains on investments                      5,053         12,473         5,625
Other income                                             255             45             62
                                                  ----------     ----------     ----------
                   Total consolidated revenue     $  109,880     $  112,473     $   96,402
                                                  ==========     ==========     ==========


                                                     2001           2000           1999
                                                 ------------   ------------   ------------
PROFIT:
Underwriting gain (loss)                         $   (8,606)     $    5,429    $    9,533
Net investment income                                 17,626         19,049        18,891
Realized net gains on investments                      5,053         12,473         5,625
Corporate expenses                                   (7,635)        (7,987)        (7,543)
                                                  ----------     ----------     ----------
           Income before federal income taxes     $    6,438     $   28,964     $   26,506
                                                  ==========     ==========     ==========

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $28,864, $23,739 and $22,301 of the Company's consolidated revenue in 2001, 2000 and 1999, respectively.

        37

NOTE K - STOCK PURCHASE AND OPTION PLANS

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 2001, 2000 or 1999. At December 31, 2001 there were 136,179 shares (Class A) and 375,766 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,050,000 shares of Class B common stock for the granting of stock options to employees and directors. Discounted options granted to employees are generally exercisable immediately while discounted options granted to directors are
generally not exercisable for one year from the date of grant.   All options
expire ten years after the date of grant. All of the Company's option plans have received shareholder approval. Approximately 273,000 of such options are available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     2001                          2000                          1999
                                          --------------------------    --------------------------    --------------------------
                                                          WEIGHTED                      WEIGHTED                     WEIGHTED
                                                          AVERAGE                       AVERAGE                       AVERAGE
                                                          EXERCISE                      EXERCISE                     EXERCISE
                                           OPTIONS         PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                                         -----------    -----------    -----------    -----------    -----------    -----------
Outstanding at beginning of year             551,201      $ 21.848         572,248      $ 21.543         631,974      $ 20.376

Granted at exercise prices below market        6,738         1.000           7,842         1.000           6,571         1.000
Exercised                                      6,650          .522          17,889          .548          45,297          .333

Forfeited                                          -             -          11,000        25.750          21,000        25.750
                                          ----------                    ----------                    ----------
Outstanding at end of year                   551,289        21.851         551,201        21.848         572,248        21.543
                                          ==========                    ==========                    ==========

Exercisable at end of year                   544,551        22.109         543,359        22.149         407,010        20.235

Weighted average fair value
   of options granted during the year
   at exercise prices below market             6,738        19.386           7,842        17.411           6,571        21.242

The fair value of market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, 2000 net income and earnings per share would have been reduced by $918 and $.07, respectively, related to the issuance of 1997 market value options. Similarly, 1999 net income and earnings per share would have been reduced by $975 and $.07, respectively, related to these options. There would have been no impact on 2001 net income or earnings per share related to these options.

Exercise prices for options outstanding as of December 31, 2001 were $.33, $1.00 or $25.75. The weighted-average remaining contractual life of options exercisable at either $.33 or $1.00 is 4.9 years with a weighted-average exercise price of $.83. The remaining contractual life of options exercisable at $25.75 is 6 years. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $130, $136 and $139 for 2001, 2000 and 1999, respectively.

During 2001 and 2000, the Company offered loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $2,257 and $1,709 of such full-recourse loans were issued and outstanding at December 31, 2001 and 2000, respectively, and carry an interest rate of 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue.

        38

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                             RESULTS BY QUARTER
                                          ---------------------------------------------------------------------------------------
                                                                  2001                                      2000
                                           --------------------------------------------   ---------------------------------------
                                             1ST       2ND       3RD            4TH          1ST       2ND       3RD       4TH
                                          --------- --------- ---------      ---------    --------- --------- --------- ---------
Net premiums earned                         $19,037   $21,531   $20,657        $21,913      $19,669   $18,576   $20,417  $18,777
Net investment income                         4,566     4,413     4,144          4,503        4,937     4,727     4,461    4,924
Realized net gains (losses) on investments    6,538   (1,557)     2,728        (2,656)        4,466     3,828     1,722    2,457
Losses and loss expenses incurred            14,360    16,18135,435 FN1         15,894       13,255    14,418    16,234   13,563

Net income (loss)                             7,176     2,644(7,173)FN1          2,743        6,275     4,637     3,289    5,549

Per share - diluted:
   Income (loss) before realized
      net gains (losses) on investments      $  .24    $  .30    $ (.73)FN1     $  .36       $  .26    $  .17    $  .18   $  .32
   Realized net gains (losses)
      on investments                            .35     (.08)       .14           (.14)         .22       .20       .09       .13
                                           --------  --------  --------       --------     --------  --------  -------- --------
   Net income (loss)                         $  .59    $  .22    $ (.59)FN1     $  .22       $  .48    $  .37    $  .27    $  .45
                                           ========  ========  ========       ========     ========  ========  ======== ========

     1
Third quarter, 2001 results were impacted by the Company's exposure, under certain reinsurance assumed treaties, to the events of September 11, 2001. Losses and loss expenses incurred were increased by $20,000, net loss was increased by $13,000 and earnings per share were reduced by $1.07 as the result of this event.
      1

NOTE M - SUBSEQUENT EVENT
During February, 2002, a large block of the Company's Class A and Class B common shares became available from a group of shareholders who recently received the shares via a distribution from a trust which was a major shareholder. The Company repurchased 97,190 and 269,331 of the Class A and Class B shares, respectively, for an aggregate of approximately $7.3 million. In addition, certain executive officers and employees of the Company purchased an aggregate of 251,800 Class B common shares for approximately $5.0 million, funding for which was provided by loans from the Company. The loans bear interest at the current prime rate with principal due no later than ten years from the date of issuance. The Company borrowed $10 million under its bank line of credit in connection with the share purchases.

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                SERVED IN
                                                                              SUCH CAPACITY
           NAME               AGE                   TITLE                         SINCE
-------------------------    -----     --------------------------------       -------------
Gary W. Miller                61        Chairman, President and CEO              1983 (1)
Joseph J. DeVito              49        Executive Vice President                 1986 (2)
James W. Good                 57        Executive Vice President                 1980 (2)
G. Patrick Corydon            53        Senior Vice President and CFO            1979 (3)
James E. Kirschner            55        Senior Vice President and Secretary      1977 (3) (4)

     (1)  Mr. Miller was elected Chairman and CEO of the Company in 1997.
     (2)  Mr. DeVito and Mr. Good were each elected Executive Vice President in
     2001.
     (3) Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in 2001.
     (4)  Mr. Kirschner was elected Secretary of the Company in 1985.


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

          Consolidated Balance Sheets - December 31, 2001 and 2000

          Consolidated Statements of Income and Retained Earnings - Years ended
              December 31, 2001, 2000 and 1999

          Consolidated Statements of Changes in Equity Other Than Capital -
              Years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows - Years ended December 31,
              2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     2. List of Financial Statement Schedules--The following consolidated financial statement schedules of Baldwin & Lyons, Inc. and subsidiaries are included in Item 14(d):

          Pursuant to Article 7:

          Schedule I--Summary of Investments--Other than Investments in Related Parties

          Schedule II--Condensed Financial Information of the Registrant

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


                         EXHIBIT 3(ii)--
                         By-Laws of Baldwin & Lyons, Inc., as restated (Incorporated as an exhibit by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)


         (10)            EXHIBIT 10(a)--
(Material Contracts)     1981 Employee Stock Purchase Plan (Incorporated
                         as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual
                         Meeting held May 5, 1981)


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



(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 2001.


(c) Exhibits. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 14 is submitted on pages 44 through 50 of this report.


        43

                          SCHEDULE I -- SUMMARY OF INVESTMENTS-
                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                         FORM 10-K - YEAR ENDED DECEMBER 31, 2001

                          BALDWIN & LYONS, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------
------------------
                COLUMN A                      COLUMN B            COLUMN C            COLUMN D
--------------------------------------------------------------------------------
------------------
                                                           (DOLLARS IN THOUSANDS)
                                                                                     AMOUNT AT
                                                                                    WHICH SHOWN
                                                                    FAIR           IN THE BALANCE
           TYPE OF INVESTMENT                   COST               VALUE            SHEET   (A)
----------------------------------         --------------      --------------      --------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                              $  84,181           $  85,459          $  85,459
    Mortgage backed securities                    14,645              15,075             15,075
    States, municipalities and
      political subdivisions                      45,708              46,503             46,503
    Public utilities                              20,921              21,713             21,713
    All other corporate bonds                     73,571              75,579             75,579
  Redeemable preferred stock                       2,936               2,303               2,303
                                             -----------         -----------         -----------
                    Total fixed maturities       241,962             246,632            246,632

Equity Securities:
  Common Stocks:
    Public Utilities                               1,192               1,115              1,115
    Banks, trust and insurance
      companies                                   13,745              24,797             24,797
    Industrial, miscellaneous
      and all other                               57,810              92,032             92,032
  Nonredeemable preferred stocks                  18,283              18,455              18,455
                                             -----------         -----------         -----------
                   Total equity securities        91,030             136,399            136,399

Short-term and Other:
  Certificates of deposit                          1,807               1,807              1,807
  Commercial paper                                20,917              20,917             20,917
  Other long-term investments                      5,089               4,860               4,860
                                             -----------         -----------         -----------
                Total short-term and other        27,813              27,584              27,584
                                             -----------         -----------         -----------
                         Total investments     $ 360,805           $ 410,615           $ 410,615
                                             ===========         ===========         ===========


(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

                                       SCHEDULE II
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         FORM 10-K - YEAR ENDED DECEMBER 31, 2001


                                  BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS

                                                      DECEMBER 31
                                              ---------------------------
                                                  2001           2000
                                              ------------   ------------
ASSETS
Investment in subsidiaries                      $  276,606    $  281,712
Due from affiliates                                  3,268         3,101
Investments other than subsidiaries:
   Fixed maturities                                  6,237         4,817
   Short-term and other                              4,605        13,538
                                                    10,842        18,355
Cash and cash equivalents                           11,140         4,556
Other assets                                        12,152         11,763
                                               -----------    -----------
                              TOTAL ASSETS      $  314,009     $  319,488
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Deposits from insureds                       $   10,164    $    6,369
   Other liabilities                                15,485         19,119
                                               -----------    -----------
                                                    25,649        25,488

SHAREHOLDERS' EQUITY:
   Common stock:
      Class A                                          121           123
      Class B                                          523           526
      Additional paid-in capital                    36,272        36,416
      Unrealized net gains on investments           32,377        36,237
      Retained earnings                            219,067        220,698
                                               -----------    -----------
                                                   288,360        294,000
                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  314,009     $  319,488
                                               ===========    ===========


See notes to condensed financial statements

        45

                                            SCHEDULE II
                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              FORM 10-K - YEAR ENDED DECEMBER 31, 2001


                                       BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31
                                                      ------------------------------------------
                                                          2001           2000           1999
                                                      ------------   ------------   ------------
REVENUE:
   Commissions                                          $  10,385       $  7,340      $  6,447
   Dividends from subsidiaries                              3,750          5,000         4,000
   Net investment income                                    1,478          1,265           764
   Realized net gains (losses) on investments               (183)        (2,665)         3,195
   Other                                                    1,513          1,083            841
                                                       ----------     ----------     ----------
                                                           16,943         12,023        15,246

EXPENSES:
   Salary and related items                                 6,631          7,037         5,774
   Other                                                    4,851          4,497          4,669
                                                       ----------     ----------     ----------
                                                           11,482         11,534         10,443
                                                       ----------     ----------     ----------
                INCOME BEFORE FEDERAL INCOME TAXES
                       AND EQUITY IN UNDISTRIBUTED
                            INCOME OF SUBSIDIARIES          5,461            489         4,804
Federal income taxes                                          390        (1,552)             76
                                                       ----------     ----------     ----------
                                                            5,071          2,041         4,728
Equity in undistributed income
   of subsidiaries                                            319         17,709         13,888
                                                       ----------     ----------     ----------
                                        NET INCOME       $  5,390      $  19,750      $  18,616
                                                       ==========     ==========     ==========



See notes to condensed financial statements

        46

                                            SCHEDULE II
                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              FORM 10-K - YEAR ENDED DECEMBER 31, 2001


                                       BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                Year Ended December 31
                                                      ------------------------------------------
                                                          2001           2000           1999
                                                      ------------   ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  11,566       $  9,616      $  3,828

INVESTING ACTIVITIES:
   Purchases of long-term investments                     (3,757)        (1,836)        (1,982)
   Sales or maturities of long-term investments             2,348          1,800        10,751
   Distributions from limited partnerships                  9,844          1,799           157
   Net purchases of property and equipment                (1,727)        (2,183)        (2,837)
   Other                                                    (494)        (2,275)          (628)
                                                       ----------      ---------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         6,214        (2,695)         5,462

FINANCING ACTIVITIES:
   Cost of treasury shares                                  (528)          (431)       (11,794)
   Dividends paid to shareholders                         (5,260)        (5,257)        (5,365)
   Drawing on line of credit                                    -          5,411         8,528
   Repayment on line of credit                            (5,411)        (8,528)              -
   Other                                                        3             10             15
                                                       ----------     ----------     ----------
              NET CASH USED IN FINANCING ACTIVITIES      (11,196)        (8,796)        (8,616)
                                                       ----------     ----------     ----------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         6,583        (1,875)           673
Cash and cash equivalents at begininng of year              4,556          6,432          5,759
                                                       ----------     ----------     ----------
           CASH AND CASH EQUIVALENTS AT END OF YEAR     $  11,140      $   4,556      $   6,432
                                                       ==========     ==========     ==========

See notes to condensed financial statements


NOTE TO CONDENSED FINANCIAL STATEMENTS--BASIS OF PRESENTATION
The Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with the Company's consolidated financial statements.

        47


                                       SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                             FORM 10-K - YEAR ENDED DECEMBER 31, 2001

                                              BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                      (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
---------------------------------------------------
      COLUMN A     COLUMN B    COLUMN C   COLUMN D   COLUMN E   COLUMN F    COLUMN G   COLUMN H   COLUMN I   COLUMN J    COLUMN K
--------------------------------------------------------------------------------
---------------------------------------------------

                               AS OF DECEMBER 31,                                   YEAR ENDED DECEMBER 31,
                  ---------------------------------------------------------------------------------------------------------------
                               Reserves
                              for Unpaid              Other                           Benefits, Amortization
DeferredClaims                  Policy                          Claims,   of Deferred
                    Policy    and Claim             Claims and    Net         Net     Losses and   Policy     Other        Net
                 Acquisition  Adjustment  Unearned   Benefits   Premium    Investment SettlementAcquisition Operating    Premiums
      Segment       Costs      Expenses   Premiums   Payable     Earned      Income    Expenses    Costs     Expenses    Written
---------------------------- -------------------------------------------- -------------------------------------------- -----------
                                                                              (A)        (A)                 (A) (B)
Property/Casualty
 Insurance

    2001           $   3,523   $ 247,143  $  23,914        ---  $  83,138   $  17,626  $  81,870  $   9,692   $     45   $  82,645
    2000               3,674     182,425     24,441        ---     77,439      19,049     57,470      9,740      4,394     77,214

    1999               3,851     173,473     24,432        ---     69,114      18,891     44,911      8,538      5,340     72,033

(A) Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these catagories would change if different methods were applied.

(B) Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances resulting from reinsurance transactions are offset against other operating expenses. These allowances account for the decreases from year-to-year.

        48


                                          SCHEDULE IV -- REINSURANCE

                                   FORM 10-K - YEAR ENDED DECEMBER 31, 2001

                                    BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                            (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------
---------------------------
   COLUMN A                         COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
--------------------------------------------------------------------------------
---------------------------
                                                                                                  % OF
                                                    CEDED         ASSUMED                        AMOUNT
                                     DIRECT        TO OTHER      FROM OTHER        NET        ASSUMED TO
                                    PREMIUMS      COMPANIES      COMPANIES        AMOUNT          NET
                                  ------------   ------------   ------------   ------------   ------------
Premiums Earned -
 Property/casualty insurance:

     Years Ended December 31:

                        2001       $  114,913      $  37,706       $  5,931      $  83,138         7.1

                        2000           96,702         23,943          4,680         77,439         6.0

                        1999           83,170         19,037          4,981         69,114         7.2


        49


                        SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                           FORM 10-K - YEAR ENDED DECEMBER 31, 2001

                            BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                    (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------
----------------
      COLUMN A            COLUMN B              COLUMN C               COLUMN D       COLUMN E
--------------------------------------------------------------------------------
----------------
                                               ADDITIONS
                                       --------------------------
                                           (1)            (2)
                                                       CHARGED TO
                         BALANCE AT     CHARGED TO       OTHER                        BALANCE
                         BEGINNING       COST AND      ACCOUNTS-     DEDUCTIONS-     AT END OF
    DESCRIPTION          OF PERIOD       EXPENSES       DESCRIBE         (A)           PERIOD
----------------------- -----------    -----------    -----------    -----------    -----------
Allowance for doubtful
 accounts:
  Years ended December 31:

        2001              $   1,229      $  1,120       $       -      $   1,206     $   1,143

        2000                  1,072         1,663               -          1,506         1,229

        1999                    943           896               -            767         1,072


(A) Bad debts written off during the year net of recoveries of previously written off amounts, if any.

        50

                      SCHEDULE VI--SUPPLEMENTAL INFORMATION
                CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2001

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------
   COLUMN A   COLUMN B    COLUMN C   COLUMN D  COLUMN E  COLUMN F  COLUMN G       COLUMN H        COLUMN I    COLUMN J    COLUMN K
--------------------------------------------------------------------------------
--------------------------------------------------
                           AS OF DECEMBER 31,                                      YEAR ENDED DECEMBER 31,
             ------------------------------------------- ------------------------------------------------------------------------

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
 ---------------------- ----------- --------- --------- --------- ---------- ---------- -------------------- ---------- ----------
                                       (A)

Consolidated Property/Casualty Subsidiaries:

     2001        $3,523    $247,143    $4,724   $23,914   $83,138   $17,626    $82,757     ($887)     $9,692   $64,369    $82,645
     2000         3,674     182,425     5,096    24,441    77,439    19,049     65,557    (8,107)      9,740    67,909     77,214
     1999         3,851     173,473     5,553    24,432    69,114    18,891     55,520   (10,609)      8,538    58,082     72,033


(A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.


        51

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 28, 2002            By   /s/ Gary W. Miller
                               ------------------------------
                               Gary W. Miller,
                               Chairman and CEO
                               (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 28, 2002            By   /s/ Gary W. Miller
                               ------------------------------
                               Gary W. Miller, Chairman
                               and CEO; Director



March 28, 2002            By   /s/ G. Patrick Corydon
                               ------------------------------
G. Patrick Corydon, Senior Vice
                               President - Finance and CFO
                               (Principal Financial Officer and
                               Principal Accounting Officer)



March 28, 2002            By   /s/ Joseph DeVito
                               ------------------------------
                               Joseph DeVito, Director and
                               ExecutiveVice President



March 28, 2002            By   /s/ James Good
                               ------------------------------
                               James Good, Director and
                               Executive Vice President



March 28, 2002            By   /s/ Stuart D. Bilton
                               ------------------------------  (*)
Stuart D. Bilton, Director



March 28, 2002            By   /s/ Otto N. Frenzel III
                               ------------------------------  (*)
                               Otto N. Frenzel III, Director


        52

March 28, 2002            By   /s/ John M. O'Mara
                               ------------------------------  (*)
                               John M. O'Mara, Director



March 28, 2002            By   /s/ Thomas H. Patrick
                               ------------------------------  (*)
                               Thomas H. Patrick, Director



March 28, 2002            By   /s/ Nathan Shapiro
                               ------------------------------  (*)
Nathan Shapiro, Director


March 28, 2002            By   /s/ Norton Shapiro
                               ------------------------------  (*)
Norton Shapiro, Director


March 28, 2002            By   /s/ John D. Weil
                               ------------------------------  (*)
John D. Weil, Director



March 28, 2002            By   /s/ Robert Shapiro
                               ------------------------------  (*)
Robert Shapiro, Director


March 28, 2002            By   /s/ John Pigott
                               ------------------------------  (*)
John Pigott, Director



(*) By Gary W. Miller, Attorney-in-Fact


        53

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 14(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 2001

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

        54

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2001


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

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated (Incorporated as an exhibit by
reference to Exhibit 3 to the
Company's Annual Report on Form
10-K for the year ended December
31, 2000)                                                   N/A

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

        55

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

EXHIBIT 11--
Computation of Per Share Earnings                          p. 57

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.                      p. 58

EXHIBIT 23--
Consent of Ernst & Young LLP                               p. 59

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                                     p. 60


        56