Form 10-Q
period 2002-03-31
BALDWIN & LYONS INC
filed 2002-05-13
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



                   -------------------------------------------

      For Quarter Ended                          Commission file number
        March 31, 2002                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA      46204
-------------------------------------------------      -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]      No__[   ]_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2002:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,133,362
   Class B (nonvoting)                      9,512,289


Index to Exhibits located on page 11.


        1

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                MARCH 31     December 31
                                                  2002           2001
                                              -----------    -----------
ASSETS
Investments:
   Fixed maturities                             $ 239,828     $ 246,632
   Equity securities                              138,839       136,399
   Short-term and other                            17,849         27,584
                                                ---------      ---------
                                                  396,516       410,615
Cash and cash equivalents                          54,259        31,840
Accounts receivable                                28,066        25,151
Reinsurance recoverable                           121,475       111,585
Notes receivable from employees                     7,346         2,257
Current federal income taxes                            -         2,590
Other assets                                       17,110         17,071
                                                ---------      ---------
                                                $ 624,772      $ 601,109
                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 257,099     $ 247,143
Reserves for unearned premiums                     28,804        23,914
Accounts payable and accrued expenses              32,128        31,783
Note payable to bank                               10,000              -
Deferred federal income taxes                       9,068         9,909
Current federal income taxes                        4,134              -
                                                ---------      ---------
                                                  341,233       312,749
Shareholders' equity:
   Common stock-no par value                          621           644
   Additional paid-in capital                      35,166        36,272
   Unrealized net gains on investments             32,029        32,377
   Retained earnings                              215,723        219,067
                                                ---------      ---------
                                                  283,539        288,360
                                                ---------      ---------
                                                $ 624,772      $ 601,109
                                                =========      =========

Number of common and common
    equivalent shares outstanding                  11,717        12,153
Book value per outstanding share                   $24.20        $23.73


See notes to condensed consolidated financial statements.

        2

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended
                                                     March 31
                                            --------------------------
                                                2002           2001
                                            -----------    -----------
REVENUES
Net premiums earned                           $  21,664     $  19,037
Net investment income                             3,883         4,566
Realized net gains on investments                   835         6,538
Commissions and other income                      1,229            927
                                              ---------      ---------
                                                 27,611        31,068
EXPENSES
Losses and loss expenses incurred                13,764        14,360
Other operating expenses                          5,818          6,297
                                              ---------      ---------
                                                 19,582         20,657
                                              ---------      ---------
      INCOME BEFORE FEDERAL INCOME TAXES          8,029        10,411
Federal income taxes                              2,570          3,235
                                              ---------      ---------
                              NET INCOME      $   5,459      $   7,176
                                              =========      =========

PER SHARE DATA - DILUTED:
    Income before realized net gains          $     .41     $     .24
    Realized net gains on investments               .05            .35
                                              ---------     ---------
                              NET INCOME      $     .46      $     .59
                                              =========     =========

    Dividends                                 $     .10      $     .10
                                              =========     =========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic            11,826         12,175
   Dilutive effect of options outstanding            79             80
                                              ---------      ---------
   Average shares outstanding - diluted          11,905         12,255
                                              =========      =========



See notes to condensed consolidated financial statements.

        3

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                Three Months Ended
                                                                     March 31
                                                           ---------------------------
                                                               2002            2001
                                                           -----------     -----------
Net cash provided by (used in) operating activities         $  13,881      ($  1,511)
Investing activities:
   Purchases of long-term investments                        (38,276)        (73,804)
   Proceeds from sales or maturities
       of long-term investments                                40,174         59,029
   Net sales of short-term investments                         11,995          5,952
   Increase in notes receivable from employees                (5,036)               -
   Other investing activities                                   (324)           7,467
                                                            ---------       ---------
Net cash provided by (used in) investing activities             8,533         (1,356)
Financing activities:
   Dividends paid to shareholders                             (1,143)         (1,218)
   Cost of treasury stock purchased                           (8,854)           (214)
   Drawing on line of credit                                   10,000               -
   Repayment on line of credit                                      -         (5,411)
   Proceeds from sales of common stock                              2               2
                                                            ---------       ---------
Net cash provided by (used in) financing activities                 5         (6,841)
                                                            ---------       ---------
   Increase (decrease) in cash and cash equivalents            22,419         (9,708)
Cash and cash equivalents at beginning of period               31,840          32,814
                                                            ---------       ---------
   Cash and cash equivalents at end of period               $  54,259       $  23,106
                                                            =========       =========



See notes to condensed consolidated financial statements.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION:   The accompanying unaudited  condensed  financial
statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

        4

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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2002 and 2001 comparative periods.

                                           2002           2001
                                       -----------    -----------
Quarter ended March 31:
   Premiums ceded to reinsurers         $  11,670     $   7,684
   Losses and loss expenses
      ceded to reinsurers                  14,965         22,432
   Commissions from reinsurers              3,447          2,762


Deductions from losses and loss expenses shown above represent case basis activity for the periods presented only and do not include changes in provisions for incurred but not reported claims which would be covered by existing reinsurance treaties.

(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended March 31, 2002 was $5,143 and compares to a total realized and unrealized loss of $3,264 for the quarter ended March 31, 2001.

(5) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, underwriting gain or loss for the fleet trucking segment is computed after elimination of inter-company commissions and, accordingly, consolidated underwriting gain or loss presented here will not agree with statutory underwriting gains or losses which may be quoted elsewhere in the Company's financial statements.

                                                          PRIVATE       SMALL
                                               FLEET     PASSENGER      FLEET    REINSURANCE
                                              TRUCKING   AUTOMOBILE    TRUCKING    ASSUMED     ALL OTHER     TOTALS
                                            ----------- -----------  ----------- -----------  ----------- -----------
QUARTER ENDED MARCH 31:
2002:
Direct and assumed premium written           $  21,504   $  10,869    $   2,635   $   1,775    $   1,442   $  38,225
Net premium earned and fee income               10,180       7,915        2,219       1,206          831     22,351
Underwriting gain (loss)                         4,362         688          303         253        (175)      5,431

2001:
Direct and assumed premium written              14,590      11,078        2,867       1,018        1,257     30,810
Net premium earned and fee income                7,073       8,886        2,047         973          607     19,586
Underwriting gain (loss)                         1,668       (426)         (32)         626        (251)      1,585

        5

(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                Three Months Ended
                                                     March 31
                                            --------------------------
                                                2002           2001
                                            -----------    -----------
REVENUE:
Net premium earned and fee income            $  22,351     $  19,586
Net investment income                            3,883         4,566
Realized net gains on investments                  835         6,538
Other income                                       542            378
                                             ---------      ---------
              TOTAL CONSOLIDATED REVENUE     $  27,611      $  31,068
                                             =========      =========

PROFIT:
Underwriting gain                            $   5,431     $   1,585
Net investment income                            3,883         4,566
Realized net gains on investments                  835         6,538
Corporate expenses                             (2,120)        (2,278)
                                             ---------      ---------
      INCOME BEFORE FEDERAL INCOME TAXES     $   8,029      $  10,411
                                             =========      =========

        6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flows relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products but, in general, overall premium ceded rates, net of ceding commission allowances, have not changed significantly since 1999.For the three months ended March 31, 2002, the Company experienced positive cash flow from operations totaling $13.9 million, a significant improvement from the $1.5 million in negative cash flow generated during the first quarter of 2001. The primary difference in cash flows for the periods presented is attributable to an unusually large amount of trucking insurance claim settlements during the first quarter of 2001 and from federal tax refunds received during the first quarter of 2002.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was just over 2 years at March 31, 2002.

The Company's assets at March 31, 2002 included $54.3 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. An additional $37.2 million of fixed maturity investments will mature within the twelve month period following March
31, 2002.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2002, $41.6 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $193.7 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. In addition, the parent company had cash and marketable securities valued at $16.9 million at March 31, 2002.

        7

                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 2002 TO FIRST QUARTER, 2001
            ---------------------------------------------------------

Net premiums earned during the first quarter of 2002 increased $2.6 million (14%) as compared to the same period of 2001. The increase is due primarily to a 44% increase in premiums from the Company's large fleet trucking program as a tightening market has allowed for rate increases as well as the addition of new accounts since the first quarter of 2001. In addition, the Company's small business workers' compensation and small fleet trucking programs increased 40% and 9%, respectively, due to rate increases and continued geographic expansion. Offsetting the above increase, net premiums from the Company's private passenger automobile program decreased 12% resulting from rate increases and a re-underwriting effort that has allowed this division to operate at a more profitable level.

Net investment income during the first quarter of 2002 was 15% lower than the first quarter of 2001 due primarily to the continued decline in investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped nearly a full percentage point from the prior year quarter. After tax yields posted a similar decline.

The first quarter 2002 net realized gain of $.8 million included net gains on equity securities and fixed maturity investments of $.5 million and $.3 million, respectively.

Losses and loss expenses incurred during the first quarter of 2002 were $.6 million lower than the first quarter of 2001, despite higher premium volume, as the result of significantly improved loss experience in all of the company's product divisions except for reinsurance assumed which experienced a higher, but still very favorable, loss ratio during 2002.. Loss and loss expense ratios for the comparative first quarters were as follows:

                                           2002         2001
                                        ---------   ---------
     Fleet trucking                        67.3%        83.7%
     Reinsurance assumed                   48.1         18.0
     Private passenger automobile          62.9         74.9
     Small fleet trucking                  56.6         70.2
     All lines                             63.5         75.4

Other operating expenses for the first quarter of 2002 decreased 7.6% from the first quarter of 2001 compared with the 14% net premium increase noted above. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 21.7% during the first quarter of 2002 compared to 25.7% for the 2001 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2002 was 32.0% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, and principally the decrease in net capital gains on investments, net income decreased $1.7 million compared with the 2001 first quarter.

        8

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


ITEM 6 (a)  EXHIBITS
--------------------

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601            EXHIBIT NO.
------------------------------------        -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings


ITEM 6 (B)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2002.


        9

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  May 13, 2002            By /s/ Gary W. Miller
     --------------              --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date  May 13, 2002            By /s/ G. Patrick Corydon
     --------------              --------------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President - Finance
                                 (Principal Financial and
                                        Accounting Officer)






        10

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2002



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




        11