Form 10-Q
period 2002-06-30
BALDWIN & LYONS INC
filed 2002-08-06
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   -------------------------------------------



      For Quarter Ended                          Commission file number
        June 30, 2002                                    0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------      -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]      No___[   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2002:

        TITLE OF CLASS              NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                          2,133,362
   Class B (nonvoting)                       9,512,289


Index to Exhibits located on page 13.



        1

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                June 30      December 31
                                                  2002           2001
                                              -----------    -----------
ASSETS
Investments:
   Fixed maturities                             $ 269,617      $ 246,632
   Equity securities                              114,903        136,399
   Short-term and other                            14,645         27,584
                                               ----------     ----------
                                                  399,165        410,615
Cash and cash equivalents                          41,004         31,840
Accounts receivable                                30,177         25,151
Reinsurance recoverable                           120,974        111,585
Notes receivable from employees                     7,439          2,257
Current federal income taxes                            -          2,590
Other assets                                       18,675         17,071
                                               ----------     ----------
                                                $ 617,434      $ 601,109
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 255,179      $ 247,143
Reserves for unearned premiums                     29,632         23,914
Accounts payable and accrued expenses              38,247         31,783
Note payable to bank                               10,000              -
Deferred federal income taxes                       4,438          9,909
Current federal income taxes                        1,093              -
                                               ----------     ----------
                                                  338,589        312,749

Shareholders' equity:
   Common stock-no par value                          621            644
   Additional paid-in capital                      35,200         36,272
   Unrealized net gains on investments             23,322         32,377
   Retained earnings                              219,702        219,067
                                               ----------     ----------
                                                  278,845        288,360
                                               ----------     ----------
                                                $ 617,434      $ 601,109
                                               ==========     ==========

Number of common and common
    equivalent shares outstanding                  11,720         12,153
Book value per outstanding share                   $23.79         $23.73


See notes to condensed consolidated financial statements.



        2

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30                       June 30
                                                        ---------------------------   ---------------------------
                                                            2002           2001           2002           2001
                                                        ------------   ------------   ------------   ------------
REVENUES
Net premiums earned                                       $  25,865      $  21,531      $  47,529      $  40,568
Net investment income                                         3,793          4,413          7,676          8,979
Realized net gains (losses) on investments                    (735)        (1,557)            100          4,981
Commissions and other income                                  1,284          1,059          2,513          1,986
                                                         ----------     ----------     ----------     ----------
                                                             30,207         25,446         57,818         56,514
EXPENSES
Losses and loss expenses incurred                            17,137         16,181         30,901         30,541
Other operating expenses                                      5,630          5,727         11,448         12,024
                                                         ----------     ----------     ----------     ----------
                                                             22,767         21,908         42,349         42,565
                                                         ----------     ----------     ----------     ----------
                  INCOME BEFORE FEDERAL INCOME TAXES          7,440          3,538         15,469         13,949
Federal income taxes                                          2,518            894          5,088          4,129
                                                         ----------     ----------     ----------     ----------
                                          NET INCOME      $   4,922      $   2,644      $  10,381      $   9,820
                                                         ==========     ==========     ==========     ==========

Diluted per share data:
    Income before realized net gains                      $     .46$
..30$     .87$
..54
    Realized net gains (losses) on investments                 (.04)
(.08).01
..26
                                                         ----------     ----------     ----------     ----------
                                          NET INCOME      $     .42$
..22$     .88$     .80
                                                         ==========     ==========     ==========     ==========

    Dividends                                             $     .10$
..10$     .20$
..20
                                                         ==========     ==========     ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        11,646         12,147         11,736         12,161
   Dilutive effect of options outstanding                        80             81             80             81
                                                         ----------     ----------     ----------     ----------
   Average shares outstanding - diluted                      11,726         12,228         11,816         12,242
                                                         ==========     ==========     ==========     ==========


See notes to condensed consolidated financial statements.


        3

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                           Six Months Ended
                                                               June 30
                                                          2002           2001
                                                      ------------   ------------
Net cash provided by (used in) operating activities    $   17,809    ($     904)
Investing activities:
   Purchases of long-term investments                    (86,715)       (97,243)
   Proceeds from sales or maturities
       of long-term investments                            70,053         88,430
   Net sales of short-term investments                     15,012         10,746
   Increase in notes receivable from employees            (5,036)              -
   Other investing activities                               (799)          7,991
                                                       ----------     ----------
Net cash provided by (used in) investing activities       (7,485)          9,924
Financing activities:
   Dividends paid to shareholders                         (2,308)        (2,432)
   Cost of treasury stock purchased                       (8,854)        (1,335)
   Drawing on line of credit                               10,000              -
   Repayment on line of credit                                  -        (5,411)
   Proceeds from sales of common stock                          2              2
                                                       ----------     ----------
Net cash used in financing activities                     (1,160)        (9,176)
                                                       ----------     ----------
   Increase (decrease) in cash and cash equivalents         9,164          (156)
Cash and cash equivalents at beginning of period           31,840         32,814
                                                       ----------     ----------
   Cash and cash equivalents at end of period           $  41,004      $  32,658
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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2002 and 2001 comparative periods.

                                                       2002           2001
                                                   ------------   ------------
Quarter ended June 30:
   Premiums ceded to reinsurers                        $15,795       $  8,847
   Losses and loss expenses
      ceded to reinsurers                                4,413          8,997
   Commissions from reinsurers                           4,344          3,177

Six months ended June 30:
   Premiums ceded to reinsurers                         27,465         16,531
   Losses and loss expenses
      ceded to reinsurers                               19,333         31,429
   Commissions from reinsurers                           7,791          5,939



(4) COMPREHENSIVE INCOME OR LOSS: The total realized and unrealized loss for the quarter ended June 30, 2002 was $3,564 and compares to total realized and unrealized income of $8,700 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, total realized and unrealized income was $1,579 and compares to total realized and unrealized income of $5,436 for the six months ended June 30, 2001.

        5

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

                                                        PRIVATE         SMALL        VOLUNTARY
                                          FLEET        PASSENGER        FLEET       REINSURANCE
                                         TRUCKING      AUTOMOBILE      TRUCKING       ASSUMED       ALL OTHER       TOTALS
                                       ------------   ------------   ------------   ------------   ------------  ------------
QUARTER ENDED JUNE 30:
2002:
Direct and assumed premium written      $   27,142     $    8,733     $    3,110     $    2,171     $    1,328    $   42,484
Net premium earned and fee income           13,306          8,494          2,176          2,151            887        27,014
Segment profit (loss)  (a)                   5,086            623            410            388            202         6,709

2001:
Direct and assumed premium written          15,513          7,292          3,958          2,375            958        30,096
Net premium earned and fee income            8,037          8,847          2,381          2,445            816        22,526
Segment profit (loss)  (a)                   3,068          (130)          (106)           (56)           (12)         2,764


SIX MONTHS ENDED JUNE 30:
2002:
Direct and assumed premium written      $   48,646     $   19,602     $    5,745     $    3,946     $    2,770    $   80,709
Net premium earned and fee income           23,903         16,409          4,390          3,357          1,721        49,780
Segment profit (loss)  (a)                   9,448          1,310            707            640             30        12,135

2001:
Direct and assumed premium written          30,103         18,370          6,825          3,393          2,215        60,906
Net premium earned and fee income           15,434         17,733          4,428          3,418          1,423        42,436
Segment profit (loss)  (a)                   4,736          (556)          (138)            570          (263)         4,349


(a) Segment profit or loss includes the direct marketing agency operations conducted by Baldwin & Lyons, Inc. after intercompany eliminations.

        6

(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                        Three Months Ended             Six Months Ended
                                                             June 30                       June 30
                                                    --------------------------    --------------------------
                                                       2002           2001           2002           2001
                                                   -----------    -----------    -----------    -----------
REVENUE:
Net premium earned and fee income                   $  27,014      $  22,526      $  49,780      $  42,436
Net investment income                                   3,793          4,413          7,676          8,979
Realized net gains (losses) on investments              (735)        (1,557)            100          4,981
Other                                                     135             64            262            118
                                                   ----------     ----------     ----------     ----------
                     Total consolidated revenue     $  30,207      $  25,446      $  57,818      $  56,514
                                                   ==========     ==========     ==========     ==========

PROFIT:
Segment profit                                      $   6,709      $   2,764      $  12,135      $   4,349
Net investment income                                   3,793          4,413          7,676          8,979
Realized net gains (losses) on investments              (735)        (1,557)            100          4,981
Corporate expenses                                    (2,327)        (2,082)        (4,442)        (4,360)
                                                   ----------     ----------     ----------     ----------
Income before federal income taxes                  $   7,440      $   3,538      $  15,469      $  13,949
                                                   ==========     ==========     ==========     ==========


(7) LOANS TO EMPLOYEES: Beginning in 2000, the Company has provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,439 of such full-recourse loans were issued and outstanding at June 30, 2002 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue.


        7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flows relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products but, in general, overall premium ceded rates, net of ceding commission allowances, have not changed significantly since 1999. For the six months ended June 30, 2002, the Company experienced positive cash flow from operations totaling $17.8 million, a significant improvement from the $.9 million in negative cash flow generated during the first half of 2001. The primary difference in cash flows for the periods presented is attributable to an unusually large amount of trucking insurance claim settlements during the first six months of 2001 and from federal tax refunds received during the first quarter of 2002. An increase in net premium receipts due to rate increases and new business also contributed to the increase in cash flows.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was just over 2 years at June 30, 2002.

The Company's assets at June 30, 2002 included $41.0 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $42.9 of fixed maturity investments will mature within the twelve-month period following June 30, 2002. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2002, $40.1 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $186.6 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the Company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has borrowed $10 million under bank lines of credit in connection with recent purchases of
treasury stock.   Interest expense related to these borrowings is included in corporate expenses and is not material. In addition, the parent company had cash and marketable securities valued at $29.0 million at June 30, 2002.


        8

                              RESULTS OF OPERATIONS
                              ---------------------

           COMPARISONS OF SECOND QUARTER, 2002 TO SECOND QUARTER, 2001
           -----------------------------------------------------------

Net premiums earned during the second quarter of 2002 increased $4.3 million (20%) as compared to the same period of 2001. The increase is due primarily to a 64% increase in premiums from the Company's large fleet trucking program as a tightening market has allowed for rate increases as well as the addition of new accounts since the first half of 2001. In addition, the Company's small business workers' compensation program increased 16% due to rate increases and continued geographic expansion. Net premiums from the Company's small fleet trucking and private passenger automobile programs decreased 9% and 5%, respectively, resulting from rate increases and a re-underwriting effort that has allowed both divisions to operate at a more profitable level.

Net investment income during the second quarter of 2002 was 14% lower than the second quarter of 2001 due primarily to the continued decline in investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped more than a full percentage point from the prior year quarter. After tax yields posted a similar decline.

The second quarter 2002 net realized loss on investments of $.7 million consisted nearly entirely of net losses on equity securities.

Losses and loss expenses incurred during the second quarter of 2002 were $1.0 million higher than the second quarter of 2001. This increase is due primarily to higher current period losses reflective of the increased premium volume in the Company's large fleet trucking business. This increase was partially offset by significantly improved loss experience in the remainder of the Company's product divisions. Loss ratios for each of the Company's major product lines were as follows:

                                             2002         2001
                                          ----------  ----------
     Fleet trucking                          71.2%       73.6%
     Reinsurance assumed                     67.5        91.5
     Private passenger automobile            65.5        72.4
     Small fleet trucking                    48.7        77.0
     All lines                               66.3        75.2


Other operating expenses for the second quarter of 2002 decreased 1.7% from the second quarter of 2001 compared with the 20% net earned premium increase noted above. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Total ceding allowances totaled $4.3 million for the 2002 quarter compared to $3.2 million for the 2001 quarter. The ratio of consolidated other operating expenses to total revenue (adjusted for realized gains) was 18.2% during the second quarter of 2002 compared to 21.2% for the 2001 second quarter.

        9

The effective federal tax rate for consolidated operations for the second quarter of 2002 was 33.8% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, and principally the improved underwriting results of the Company's insurance subsidiaries, net income increased $2.3 million (86.2%) during the second quarter of 2002 as compared with the 2001 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2002 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 2001
                         ------------------------------

Net premiums earned increased $7.0 million (17%) during the first six months of 2002 as compared to the same period of 2001. The increased premium volume is primarily attributable to a 53% increase in the Company's fleet trucking product for the same reasons mentioned above in the quarterly comparison. This increase was partially offset by an 8% decrease in private passenger automobile premiums resulting from that division's re-underwriting efforts.

Net investment income during the first half of 2002 was 15% lower than the 2001 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized gain on investments of $.1 million for the first six months of 2002 consists of $.3 million of net gains on fixed maturity investments and was partially offset by $.2 million in losses in other investment categories, primarily equities. Net realized gains for the first half of 2001 were $5.0 million.

Losses and loss expenses incurred during the first six months of 2002 increased $.4 million from the first six months of 2001, as across-the-board improvements in underwriting results for each of the Company's product divisions was offset by the increased exposure inherent with the growth in earned premium. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                             2002         2001
                                          ----------  ----------
     Fleet trucking                          69.5%        78.4%
     Voluntary reinsurance assumed           60.5         70.6
     Private passenger automobile            64.2         73.7
     Small fleet trucking                    52.7         73.8
     All lines                               65.0         75.3


Other operating expenses decreased $.6 million (4.8%) during the first six months of 2002 compared to the same period of 2001. Ceding commission allowances included in net expenses were $7.8 million for the 2002 period compared to $5.9 million in the prior year period. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 19.8% for 2002 compared to 23.3% for 2001.

        10

The effective federal tax rate for consolidated operations for the first six months of 2002 was 32.9% and is less than the statutory rate primarily because of tax exempt investment income.

As the result of improved underwriting results of the Company's insurance subsidiaries, largely offset by a $4.9 million decrease in realized net gains on investment, net income increased $.6 million (5.7%) during the second quarter of 2002 as compared with the 2001 second quarter.


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


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
--------------------------------            -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended June 30, 2002.

        11

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date August 6, 2002           By /s/ Gary W. Miller
     --------------              --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date August 6, 2002           By /s/ G. Patrick Corydon
     --------------              --------------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President - Finance
                                 (Principal Financial and
                                 Accounting Officer)




        12

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2002



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






        13