Form 10-Q/A
period 2002-06-30
BALDWIN & LYONS INC
filed 2002-08-09
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   Form 10-Q/A

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



                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 (a)  EXHIBITS
--------------------

Number and caption from Exhibit
Table of Regulation S-K Item 601            Exhibit No.
--------------------------------            -----------

(11) Statement regarding computation    EXHIBIT 11 --
     of per share earnings              Computation of Per Share
                                        Earnings

(99.1) Certification of CEO             EXHIBIT 99.1
       pursuant to 18 U.S.C. 1350      Certification of CEO

(99.2) Certification of CFO             EXHIBIT 99.2
       pursuant to 18 U.S.C. 1350      Certification of CFO


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





Date August 9, 2002           By /s/ Gary W. Miller
     --------------              --------------------------------
                                 Gary W. Miller, Chairman and CEO






Date August 9, 2002           By /s/ G. Patrick Corydon
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

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2002



                                INDEX TO EXHIBITS




                                            BEGINS ON SEQUENTIAL
                                             PAGE NUMBER OF FORM
          EXHIBIT NUMBER                             10-Q
---------------------------------       ------------------------------

            EXHIBIT 11 Filed herewith electronically Computation of per share earnings

           EXHIBIT 99.1                 Filed herewith electronically
      Certification of CEO
pursuant to 18 U.S.C. Section 1350

           EXHIBIT 99.2                 Filed herewith electronically
       Certification of CFO
pursuant to 18 U.S.C. Section 1350







        13