Form 10-Q
period 2002-09-30
BALDWIN & LYONS INC
filed 2002-11-12
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



      For Quarter Ended                          Commission file number
      September 30, 2002                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                     35-0160330
           -------                                    -----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No  [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2002:

     TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
   Class A (voting)                         2,133,362
   Class B (nonvoting)                      9,506,289


Index to Exhibits located on page 17.




        1

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              SEPTEMBER 30   December 31
                                                  2002           2001
                                              ------------   -----------
ASSETS
Investments:
   Fixed maturities                             $ 266,119      $ 246,632
   Equity securities                              101,988        136,399
   Short-term and other                            11,206         27,584
                                               ----------     ----------
                                                  379,313        410,615
Cash and cash equivalents                          42,195         31,840
Accounts receivable                                32,409         25,151
Reinsurance recoverable                           121,397        111,585
Notes receivable from employees                     7,473          2,257
Current federal income taxes                            -          2,590
Other assets                                       17,080         17,071
                                               ----------     ----------
                                                $ 599,867      $ 601,109
                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses           $ 249,676      $ 247,143
Reserves for unearned premiums                     29,398         23,914
Accounts payable and accrued expenses              33,697         31,783
Note payable to bank                               10,000              -
Deferred federal income taxes                       1,743          9,909
Current federal income taxes                          399              -
                                               ----------     ----------
                                                  324,913        312,749
Shareholders' equity:
   Common stock-no par value                          621            644
   Additional paid-in capital                      35,214         36,272
   Unrealized net gains on investments             18,049         32,377
   Retained earnings                              221,070        219,067
                                               ----------     ----------
                                                  274,954        288,360
                                               ----------     ----------
                                                $ 599,867      $ 601,109
                                               ==========     ==========

Number of common and common
    equivalent shares outstanding                  11,716         12,153
Book value per outstanding share                   $23.47         $23.73



See notes to condensed consolidated financial statements.

        2

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30                  September 30
                                                        ---------------------------   ---------------------------
                                                            2002           2001           2002           2001
                                                        ------------   ------------   ------------   ------------
REVENUES
Net premiums earned                                       $  27,040      $  20,657      $  74,569      $  61,225
Net investment income                                         3,524          4,144         11,200         13,123
Realized net gains (losses) on investments                  (4,972)          2,728        (4,872)          7,709
Commissions and other income                                  1,288          1,076          3,801          3,062
                                                         ----------     ----------     ----------     ----------
                                                             26,880         28,605         84,698         85,119
EXPENSES
Losses and loss expenses incurred                            17,388         35,435         48,289         65,976
Other operating expenses                                      5,461          4,825         16,909         16,849
                                                         ----------     ----------     ----------     ----------
                                                             22,849         40,260         65,198         82,825
                                                         ----------     ----------     ----------     ----------
           INCOME (LOSS) BEFORE FEDERAL INCOME TAXES          4,031       (11,655)         19,500          2,294
Federal income taxes (credits)                                1,200        (4,482)          6,288          (353)
                                                         ----------     ----------     ----------     ----------
                                   NET INCOME (LOSS)      $   2,831    ($   7,173)      $  13,212      $   2,647
                                                         ==========     ==========     ==========     ==========

DILUTED PER SHARE DATA:
    Income (loss) before realized net gains                  $  .52($
..73)$  1.39($
..19)
    Realized net gains (losses) on investments                 (.28)
..14                                                            (.27)
..41
                                                         ----------     ----------     ----------     ----------
                                   NET INCOME (LOSS)         $  .24($
..59)$  1.12$  .22
                                                         ==========     ==========     ==========     ==========

    Dividends                                                $  .10$
..10$   .30$
..30
                                                         ==========     ==========     ==========     ==========

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        11,642         12,088         11,704         12,136
   Dilutive effect of options outstanding                        82             82             82             83
                                                         ----------     ----------     ----------     ----------
   Average shares outstanding - diluted                      11,724         12,170         11,786         12,219
                                                         ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

        3

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                          Nine Months Ended
                                                             September 30
                                                          2002           2001
                                                      ------------   ------------
Net cash provided by operating activities               $  16,837      $  10,574
Investing activities:
   Purchases of long-term investments                   (123,809)      (123,592)
   Proceeds from sales or maturities
       of long-term investments                           108,011        123,262
   Net sales of short-term investments                     17,994          3,810
   Increase in notes receivable from employees            (4,976)              -
   Other investing activities                             (1,254)          7,417
                                                       ----------     ----------
Net cash provided by (used in) investing activities       (4,034)         10,898
Financing activities:
   Dividends paid to shareholders                         (3,472)        (3,642)
   Cost of treasury stock purchased                       (8,978)        (2,008)
   Drawing on line of credit                               10,000              -
   Repayment on line of credit                                  -        (5,411)
   Proceeds from sales of common stock                          2              3
                                                       ----------     ----------
Net cash used in financing activities                     (2,448)       (11,058)
                                                       ----------     ----------
   Increase in cash and cash equivalents                   10,355         10,413
Cash and cash equivalents at beginning of period           31,840         32,814
                                                       ----------     ----------
   Cash and cash equivalents at end of period           $  42,195      $  43,227
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

                                                       2002           2001
                                                   ------------   ------------
Quarter ended September 30:
   Premiums ceded to reinsurers                      $  16,853      $   9,932
   Losses and loss expenses
      ceded to reinsurers                                8,557          8,538
   Commissions from reinsurers                           4,551          3,475

Nine months ended September 30:
   Premiums ceded to reinsurers                         44,318         26,463
   Losses and loss expenses
      ceded to reinsurers                               27,890         39,967
   Commissions from reinsurers                          12,342          9,414


(4) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. The total realized and unrealized loss for the quarter ended September 30, 2002 was $2,638 and compares to a total realized and unrealized loss of $17,717 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, the total realized and unrealized loss was $1,059 and compares to a total realized and unrealized income of $12,281 for the nine months ended September 30, 2001. The operating results for the 2001 periods were heavily impacted by the World Trade Center disaster.

        5

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

                                                        PRIVATE                      VOLUNTARY
                                          FLEET        PASSENGER        SMALL       REINSURANCE
                                         TRUCKING      AUTOMOBILE       FLEET         ASSUMED       ALL OTHER        TOTALS
                                       ------------   ------------   ------------   ------------   ------------   ------------
QUARTER ENDED SEPTEMBER 30:
2002:
Direct and assumed premium written      $   28,899     $    7,434     $    2,884     $    2,504     $    1,943     $   43,664
Net premium earned and fee income           14,055          8,570          2,076          2,327          1,104         28,132
Underwriting gain (loss)  (a)                6,495            623            405            329          (335)          7,517

2001:
Direct and assumed premium written          17,674          6,259          2,991          1,311          1,190         29,425
Net premium earned and fee income            8,980          8,408          2,533            959            791         21,671
Underwriting gain (loss)  (a)                3,150            527          (188)       (20,210)           (81)       (16,802)


NINE MONTHS ENDED SEPTEMBER 30:
2002:
Direct and assumed premium written      $   77,545     $   27,036     $    8,629     $    6,450     $    4,713     $  124,373
Net premium earned and fee income           37,958         24,979          6,466          5,684          2,826         77,913
Underwriting gain (loss)  (a)               15,943          1,933          1,112            969          (305)         19,652

2001:
Direct and assumed premium written          47,777         24,629          9,816          4,704          3,405         90,331
Net premium earned and fee income           24,414         26,141          6,961          4,377          2,214         64,107
Underwriting gain (loss)  (a)                7,886           (29)          (326)       (19,640)          (345)       (12,454)


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

                                                        Three Months Ended            Nine Months Ended
                                                           September 30                  September 30
                                                   ---------------------------   ---------------------------
                                                       2002           2001           2002           2001
                                                   ------------   ------------   ------------   ------------
REVENUE:
Net premium earned and fee income                   $   28,132     $   21,671     $   77,913     $   64,107
Net investment income                                    3,524          4,144         11,200         13,123
Realized net gains (losses) on investments             (4,972)          2,728        (4,872)          7,709
Other income                                               196             62            457            180
                                                    ----------     ----------     ----------     ----------
Total consolidated revenue                          $   26,880     $   28,605     $   84,698     $   85,119
                                                    ==========     ==========     ==========     ==========

PROFIT:
Underwriting gain                                   $    7,517    $  (16,802)     $   19,652    $  (12,454)
Net investment income                                    3,524          4,144         11,200         13,123
Realized net gains (losses) on investments             (4,972)          2,728        (4,872)          7,709
Corporate expenses                                     (2,038)        (1,725)        (6,480)        (6,084)
                                                    ----------     ----------     ----------     ----------
Income (loss) before federal income taxes           $    4,031    $  (11,655)     $   19,500     $    2,294
                                                    ==========     ==========     ==========     ==========


(7) LOANS TO EMPLOYEES: The Company has provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,473 of such full-recourse loans were issued and outstanding at September 30, 2002 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

        7

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
--------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flows relating to premiums are significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have increased slightly over the past two years as premium volume in the Company's large fleet trucking division have increased relative to other products. The average ceding rate on large fleet trucking liability business had decreased since 2000 as Protective has retained more risk but still is substantially higher than the ceding rate on other products. For the nine months ended September 30, 2002, the Company experienced positive cash flow from operations totaling $16.8 million and compares to positive cash flow of $11.5 million for the nine months ended September 30, 2001. The increase in cash flows compared to the 2001 period is due primarily to an increase in net premium receipts due to rate increases and new business. Cash flow for the third quarter was impacted by large annual deposits paid in connection with the renewal of the Company's fleet trucking reinsurance program and by the settlement of large claims which were heavily covered by reinsurance. Approximately $9 million of reinsurance recoveries were made on third quarter claim payments in October, 2002.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.5 years at September 30, 2002.

The Company's assets at September 30, 2002 included $42.2 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. An additional $62.6 million of fixed maturity investments will mature within the twelve month period following
September 30, 2002.   The Company believes that these liquid investments are
more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders' equity is composed essentially of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2002, $39.2 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $180.3 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term

        8
sources of credit. The Company has borrowed $10 million under bank lines of credit in connection with recent purchases of treasury stock. Interest expense related to these borrowings is included in corporate expenses and is not material. In addition, the parent company had cash and marketable securities valued at $31.5 million at September 30, 2002.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 2002 TO THIRD QUARTER, 2001
            ---------------------------------------------------------

Net premiums earned during the third quarter of 2002 increased $6.4 million (31%) as compared to the same period of 2001. The increase is due primarily to a 59% increase in premiums from the Company's large fleet trucking program as a tightening market has allowed for rate increases as well as the addition of new accounts since the first nine months of 2001. In addition, premiums from the Company's voluntary reinsurance assumed program increased 143% as improved pricing in the catastrophe reinsurance market has resulted in the Company entering several new treaties in 2002. Also, premiums from the Company's small business workers' compensation and private passenger automobile programs increased 19% and 2%, respectively, due to rate increases and continued geographic expansion. Net premiums from the Company's small fleet trucking program decreased 18% reflecting the intense competition in this market segment. The decline in premium from this division reflects the Company's philosophy that allows business to be lost rather than lowering prices to meet unrealistic competition.

Net investment income during the third quarter of 2002 was 15% lower than the third quarter of 2001 due primarily to the continued decline in investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped nearly a full percentage point from the prior year quarter. After tax yields posted a similar decline.

The third quarter 2002 net realized loss of $5.0 million consisted of net losses on equity securities and fixed maturity investments of $4.1 million and $1.0 million, respectively. Those losses were offset partially by net gains of $.1 from other investment categories.

Losses and loss expenses incurred during the third quarter of 2002 decreased $18.0 million from that experienced during the third quarter of 2001. The 2001 quarter included $20.0 million in losses sustained from the Company's participation in certain catastrophe reinsurance treaties affected by the attacks on the World Trade Center. Adjusted for the World Trade Center loss, the higher current period losses are reflective of the increased premium volume in the Company's large fleet trucking business. Loss ratios for each of the Company's major product lines were as follows:


                                             2002         2001
                                          ----------   ----------
     Large and medium fleet trucking         64.4%        78.8%
     Private passenger automobile            63.8         66.4
     Voluntary reinsurance assumed           70.8      2,184.4
     Small fleet trucking                    44.3         78.8
     All lines                               64.3        171.5
     All lines without WTC                   64.3         74.7


        9

The decrease in loss ratios, with the exception of voluntary reinsurance assumed, is due primarily to increased premium adequacy reflective of recent across-the-board rate increases.

Other operating expenses for the third quarter of 2002 increased 13% from the third quarter of 2001, and, after consideration of ceding allowances, is consistent with the 31% increase in premiums earned from the 2001 quarter. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Total ceding allowances totaled $4.6 million for the 2002 quarter compared to $3.5 million for the 2001 quarter. The ratio of consolidated other operating expenses to operating revenue was 17.1% during the third quarter of 2002 compared to 18.7% for the 2001 third quarter.

The effective federal tax rate for consolidated operations for the third quarter of 2002 was 29.8% and differs from the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $10.0 million during the second quarter of 2002 as compared with the 2001 second quarter. After adjusting net income for the third quarter of 2001 for the World Trade Center disaster, and removing realized capital transactions, net income increased approximately $2.8 million in the 2002 quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                      ------------------------------------

Net premiums earned increased $13.3 million (22%) during the first nine months of 2002 as compared to the same period of 2001. The increased premium volume is primarily attributable to a 57% increase in the Company's fleet trucking product for the same reasons mentioned in the quarterly comparison. Premiums from the voluntary reinsurance assumed and small business workers' compensation programs also increased 30% and 24%, respectively. These increases were partially offset by decreases in small fleet and private passenger automobile premiums of 7% and 5%, respectively, resulting from substantial rate increases implemented by these divisions in 2001 and 2002.

Net investment income during the first nine months of 2002 was 15% lower than the 2001 period for the same reasons as indicated in the quarterly comparison. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized loss on investments of $4.9 million for the first nine months of 2002 consists of net losses on equity securities and fixed maturity investments of $4.2 million and $.7 million, respectively.

Losses and loss expenses incurred during the first nine months of 2002 decreased $17.7 million from the 2001 period. The 2001 period included $20.0 million in losses sustained from the Company's participation in certain catastrophe reinsurance treaties affected by the attacks on the World Trade Center.
Adjusted for the World Trade Center loss, the higher current period losses are reflective of the increased premium volume in the Company's large fleet trucking business.

        10

Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                             2002         2001
                                          ----------   ----------
     Fleet trucking                           67.6%       78.5%
     Private passenger automobile             64.1        71.3
     Voluntary reinsurance assumed            64.7       533.7
     Small fleet trucking                     50.0        75.7
     All lines                                64.8       107.8
     All lines without WTC                    64.8        75.1


Other operating expenses increased only $.1 million (.4%) during the first nine months of 2002 compared to the same period of 2001 because the majority of the Company's operating expenses do not vary proportionately with premium volume. Total expenses, before consideration of ceding commission allowances, increased 11% while direct premium written and assumed was up 38%. Ceding commission allowances included in net expenses were $12.3 million for the 2002 period compared to $9.4 million in the prior year period. The ratio of other operating expenses to operating revenue was 18.9% for 2002 compared to 21.8% for 2001.

The effective federal tax rate for consolidated operations for the first nine months of 2002 was a 32.2% and differs from the statutory rate due to tax exempt investment income.

As a result of the factors mentioned above net income increased $10.6 million during the nine months ended September 30, 2002 as compared with 2001 period. After adjusting net income for the 2001 period for the World Trade Center disaster, and removing realized capital transactions, net income increased approximately $5.7 million in the 2002 period.


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

        11

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

Baldwin & Lyons, Inc. management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.





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

(11)   Statement regarding computation      EXHIBIT 11 --
       of per share earnings                Computation of Per Share
                                            Earnings

(99.1) Certification of CEO                 EXHIBIT 99.1
       pursuant to 18 U.S.C. 1350           Certification of CEO

(99.2) Certification of CFO                 EXHIBIT 99.2
       pursuant to 18 U.S.C. 1350           Certification of CFO


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended September 30, 2002.

        12

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  November 11, 2002       By /s/ Gary W. Miller
     -----------------           -------------------------
                                 Gary W. Miller,
                                 Chairman of the Board and
                                 Chief Executive Officer






Date  November 11, 2002       By /s/ G. Patrick Corydon
     -----------------           -------------------------
                                 G. Patrick Corydon,
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and
                                   Accounting Officer)



        13

                              BALDWIN & LYONS, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Gary W. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baldwin & Lyons, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        14

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/s/ Gary W. Miller
------------------------------
Gary W. Miller
Chairman of the Board
   and Chief Executive Officer


CERTIFICATION

I, G. Patrick Corydon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baldwin & Lyons, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        15

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/s/ G. Patrick Corydon
-------------------------
G. Patrick Corydon
Senior Vice President and
Chief Financial Officer

        16

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2002



                                INDEX TO EXHIBITS




                                            BEGINS ON SEQUENTIAL
                                             PAGE NUMBER OF FORM
          EXHIBIT NUMBER                             10-Q
          --------------                     --------------------

            EXHIBIT 11 Filed herewith electronically Computation of per share earnings

           EXHIBIT 99.1                 Filed herewith electronically
      Certification of CEO
    pursuant to 18 U.S.C. 1350

           EXHIBIT 99.2                 Filed herewith electronically
       Certification of CFO
    pursuant to 18 U.S.C. 1350



        17