Form 10-K
period 2002-12-31
BALDWIN & LYONS INC
filed 2003-03-26
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

    For the fiscal year ended                 Commission file number  0-5534
       December 31, 2002

                             BALDWIN & LYONS, INC.
                             ---------------------
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
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                                (Title of class)
                       Class A Common Stock, No Par Value
                       Class B Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X }

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ X ]   No [   ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 28, 2002, based on the closing trade prices on that date, was approximately $130,060,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 18, 2003:

               Common Stock, No Par Value:
                    Class A  (voting)        2,666,666  shares
                    Class B  (nonvoting)    11,887,823  shares

The Index to Exhibits is located on pages 66 and 67.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 6, 2003 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS
         --------

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 43 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 67% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2002 was attributable to business produced directly by B & L. The remaining 33% consists primarily of business written by Sagamore originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to the assumption of voluntary reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

The Insurance Subsidiaries serve various specialty markets as follows:

FLEET TRUCKING INSURANCE
------------------------

Protective provides coverage for larger customers in the motor carrier industry which retain substantial amounts of self-insurance as well as for medium-sized trucking companies on a first dollar or small deductible basis. Large fleet trucking products are marketed exclusively by the B&L agency organization directly to trucking clients although broker or agent intermediaries are used on a limited basis for smaller accounts. The principal types of insurance marketed by Protective are:

- Casualty insurance including motor vehicle liability, physical damage and other liability insurance. - Workers' compensation insurance. - Specialized accident (medical and indemnity) insurance for independent contractors. - Fidelity and surety bonds.
- Inland Marine consisting principally of cargo insurance.
- "Captive" insurance company products, which are provided through BLI in Bermuda.

B&L also performs a variety of additional services, primarily for Protective's insureds, including risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist in monitoring accident data. Extensive claims handling services are also provided, primarily to clients with self-insurance programs.

VOLUNTARY ASSUMPTION REINSURANCE
--------------------------------

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that only a major catastrophic event or series of major events would have a material affect on the Company's financial position. The events of September 11, 2001 materially impacted the Company's operating results in 2001. See page 24 and Note F to the consolidated financial statements for further discussion.

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in twenty states.

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

SMALL BUSINESS WORKERS' COMPENSATION
------------------------------------

Sagamore also markets worker's compensation insurance to selected small businesses in ten states. This product is marketed through independent agents.

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

The Company uses case-basis reserving on the majority of its outstanding losses (approximately 64% of net outstanding reserves at December 31, 2002). Standard actuarial methods are employed to determine reserves for incurred but not reported losses and for loss expenses using the Company's historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition, frequency and severity of claims must be projected. The average severity of claims is influenced by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary. These actuarial processes are a combination of objective mathematical calculations and the application of subjective factors, based on experience and knowledge of the specific risks being evaluated, to arrive at selected ultimate reserve amounts. The Company consistently builds conservatism into all subjective aspects of the actuarial reserving process. While ranges of reserves are not calculated, it is believed that if ranges were utilized, the Company's final reserves would always be at or near the high end of such ranges.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2002 have been reduced by approximately $6.4 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $1.7 million lower for the year ended December 31, 2002.

The maximum amount for which the Protective insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure although the Company protects itself to the extent believed prudent through the purchase of excess insurance for these coverages. After giving effect to current treaty reinsurance arrangements, for the majority of risks insured, Protective's maximum exposure to loss from a single occurrence is approximately $1.4 million (excepting reinsurance assumed). Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 1, 2003 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from less than $100,000 to approximately $2 million. Because Protective, on occasion, writes multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retention by Protective than the current treaty provisions.

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of December 31, 2002.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence is $100,000 through December 31, 2002. Sagamore's retention for workers' compensation coverages is $50,000 for a single occurrence. Sagamore's retention on prior year's business has ranged from the current levels to $250,000 per occurrence.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2002, 2001 and 2000. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 10 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2002. The table on page 11 is a summary of the reestimated liability, before consideration of reinsurance, for the ten years prior to 2002 and the related reestimated reinsurance recoverable for the same periods.

                             RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                                               EXPENSES (GAAP BASIS)

                                                                 Year Ended December 31,
                                                                 2002               2001                2000
                                                           -----------------  ------------------  -----------------
                                                                                 (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
  Liability for losses and LAE at the
    Beginning of the year                                          $137,733            $120,206           $130,702

  Provision for losses and LAE:
      Claims occurring during the current year                       78,115              82,757             65,577
      Claims occurring during prior years                           (10,008)               (887)            (8,107)
                                                           -----------------  ------------------  -----------------
                                                                     68,107              81,870             57,470
  Payments of losses and LAE:
      Claims occurring during the current year                       30,997              33,237             37,671
      Claims occurring during prior years                            30,249              31,132             30,238
                                                           -----------------  ------------------  -----------------
                                                                     61,246              64,369             67,909

  Change in the allowance for uncollectible
    amounts due from reinsurers                                         108                  26                (57)
                                                           -----------------  ------------------  -----------------
  Liability for losses and LAE at end of year                       144,702             137,733            120,206

Reinsurance recoverable on unpaid losses
  at end of the year                                                133,042             109,410             62,219
                                                           -----------------  ------------------  -----------------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year                      $277,744            $247,143           $182,425
                                                           =================  ==================  =================


The reconciliation above shows a $10.0 million (7.3%) savings in the liability for losses and LAE recorded at December 31, 2001. The net savings is reflected in 2002 underwriting income. All major product groups produced redundancies during each of the years 2002, 2001 and 2000 with the exception of reinsurance assumed in 2001 and private passenger automobile in 2000. The increase in reserve redundancy from 2001 results primarily from more favorable development from reinsurance assumed and the increase in retained loss per occurrence for the Company's large fleet trucking product. During 2001 and 2002, the Company increased its net retention under treaties covering this product from a maximum of $100,000 per occurrence to $1,020,000 and $1,400,000 per occurrence, respectively. The following table is a summary of the above $10.0 million reserve savings by accident year.


              Year in Which
               Losses Were                  Reserve at           (Savings) Deficiency           % (Savings)
                Incurred                 December 31, 2001       Recorded During 2002            Deficiency
              -------------              -----------------       --------------------           -----------
                                                       (in thousands)
                 2001                     $    49,520                  $    (4,206)                  (8.5%)
                 2000                          12,414                       (1,597)                 (12.9%)
                 1999                          11,699                       (1,783)                 (15.2%)
                 1998                           5,469                         (275)                  (5.0%)
                 1997                           7,948                       (2,646)                 (33.3%)
             1996 & prior                      50,356                          499                    1.0%
                                         ------------                 ------------
                                          $   137,406                  $   (10,008)                  (7.3%)
                                         ============                 ============


The savings recorded for these loss years was derived from varied sources, as follows.

                                               1996
                                              & Prior       1997         1998         1999         2000          2001
                                             --------     --------     --------     --------     --------      --------
                                                                      (in thousands)
Losses and allocated loss expenses
   developed on cases known to
   exist at December 31, 2001                 $  336       $ (398)      $ (308)       $  275       $  471          (16)
Losses and allocated loss expenses
   reported on cases unknown at
   December 31, 2001                           1,380            -          150           120          493        2,386
Unallocated loss expenses paid                   260           75          134           252          320          924
Change in reserves for incurred but
   not reported losses and loss
   expenses                                   (1,138)      (1,902)        (656)       (2,042)      (1,882)      (7,949)
                                             -------      -------      -------       -------      -------      -------
Net (savings) deficiency on losses
   from directly-produced business               838       (2,225)        (680)       (1,395)        (598)      (4,655)
(Savings) deficiency reported
   under voluntary reinsurance
   assumption agreements and
   residual markets                             (339)        (421)         405          (388)        (999)         449
                                             -------      -------      -------       -------      -------      -------

               Net (savings) deficiency       $  499      $(2,646)     $  (275)      $(1,783)     $(1,597)     $(4,206)
                                             =======      =======      =======       =======      =======      =======


As stated elsewhere in this report, the Company approaches the reserving process from a conservative standpoint. The Company has not altered any of the key assumptions used in the reserving process since the mid-1980's and this process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred, average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2002.

In the above table, the amounts identified as "net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2001, losses reported which were previously unknown at December 31, 2001 (incurred but not reported), unallocated loss expense paid related to accident years 2001 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Reserves for incurred but not reported losses are established to provide for future development on cases known to the Company at the time the reserve is established as well as for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the above table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements". These amounts relate primarily to the Company's participation in property catastrophe pools. The Company records its share of losses from these pools based on reports from the pool managers and has no control over the establishment of case reserves related to this segment of the Company's business. The Company does, however, establish additional reserves for reinsurance assumed losses to supplement case reserves reported by the ceding companies, when considered necessary.

As described on pages 3 and 4, changes have occurred in the Company's net per accident exposure under reinsurance agreements in place during the periods presented in the above table. It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident than it is for losses in the lower layers. There are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that the courts will become involved in the settlement process. As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will often result in fluctuations among accident year developments. However, in spite of the significant changes in reinsurance structure over the past ten years, the Company's reserving process has produced consistently favorable net developments on an overall basis.

The differences between the liability for losses and LAE reported in the accompanying 2002 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                        (IN THOUSANDS)

  Liability reported on a SAP basis - net of reinsurance recoverable                       $145,802

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                      133,042
      Additional reserve for reinsurance assumed losses not
        reported to the Company at the current year end                                         240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers              435

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                (1,775)
                                                                                          ---------

  Liability reported on a GAAP basis                                                       $277,744
                                                                                          =========


The provision for loss reserves ceded attributable to insolvent reinsurers is treated as a separate liability for SAP purposes but is classified as an addition to loss reserves in the GAAP consolidated balance sheets. This classification was used for GAAP since the uncollectible amounts are, in effect, a reversal of reinsurance credits taken against gross loss and LAE reserves. Losses incurred, however, do not include charges for uncollectible reinsurance, nor do the tables on pages 5, 6 and 10, since the inability to recover these amounts from insolvent reinsurers is considered to be a credit loss and is not associated with the Company's reserving process. Accordingly, loss and LAE developments would be distorted if amounts related to insolvent reinsurance were included.

The table on page 10 presents the development of GAAP balance sheet liabilities for each year-end 1992 through 2002, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1992 liability has developed a $38.5 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been favorable. Reserve developments for all year-ends 1986 through 2001 have produced redundancies as of December 31, 2002. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during portions of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2002 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 10, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 10 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2002, the Company had paid $112.9 million of losses and LAE that had been incurred, but not paid, as of December 31, 1992; thus an estimated $36.8 million in losses incurred through 1992 remain unpaid as of the current financial statement date ($149.7 million incurred less $112.9 million paid).

In evaluating this information, it is important to note that the method of presentation causes development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1995, but incurred in 1992, will be included in the cumulative development amount for years-end 1992, 1993, and 1994. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 2002 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. During the nine years ended December 31, 2002, the Company has recorded a total of $9.4 million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $3.9 million at December 31, 2002.

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

However, to date, very few environmental claims have been reported to the Company. In addition, a review of the businesses of our past and current insureds indicates that exposure to further claims of an environmental nature is limited because most of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances. Also, the revision of the pollution exclusion in the Company's policies since 1986 is expected to further limit exposure to claims from that point forward.

The Company has never been presented with an environmental claim relating to asbestos and, based on the types of business the Company has insured over the years, it is not expected that the Company will have any significant asbestos exposure.

Accordingly, management believes that the Company's exposure to environmental losses beyond those already provided for in the financial statements is not material.

                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                     (DOLLARS IN THOUSANDS)


Year Ended December 31    1992      1993      1994      1995      1996     1997       1998     1999      2000      2001      2002
---------------------- --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *       $188,189  $175,395  $175,012  $161,001  $154,039  $151,013  $143,515  $130,345  $119,905  $137,406  $144,267

Liability Reestimated
  as of:
    One Year Later       174,269   152,146   169,528   148,756   146,201   140,272   132,906   122,238   119,018   127,398
    Two Years Later      153,548   147,577   159,000   140,811   135,125   128,743   124,878   124,540   112,558
    Three Years Later    156,271   144,526   153,833   130,540   123,775   122,211   124,367   119,379
    Four Years Later     155,104   142,178   148,390   122,792   119,862   122,674   121,021
    Five Years Later     153,528   137,876   143,478   120,410   121,445   119,632
    Six Years Later      150,531   134,744   142,475   122,060   120,995
    Seven Years Later    147,992   134,540   144,077   122,162
    Eight Years Later    148,555   135,201   143,744
    Nine Years Later     149,490   135,103
    Ten Years Later      149,689

Cumulative Redundancy   $ 38,500  $ 40,292  $ 31,268  $ 38,839  $ 33,044  $ 31,381  $ 22,494  $ 10,966   $ 7,347  $ 10,008
                       ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Cumulative Amount of
  Liability Paid
  Through:
    One Year Later      $ 38,511  $ 30,297  $ 45,005  $ 27,825  $ 26,934  $ 25,088  $ 30,214  $ 30,239  $ 31,132  $ 30,249
    Two Years Later       59,494    58,969    67,219    43,016    43,280    43,311    48,416    49,068    47,060
    Three Years Later     82,122    71,375    76,248    55,515    55,834    55,180    60,594    60,427
    Four Years Later      91,794    77,702    85,096    62,740    63,998    64,370    66,679
    Five Years Later      96,617    82,792    90,331    69,747    71,089    68,807
    Six Years Later      100,299    87,316    95,924    75,496    74,482
    Seven Years Later    104,625    90,441   101,073    78,228
    Eight Years Later    107,668    94,737   103,499
    Nine Years Later     110,740    96,926
    Ten Years Later      112,901


* Amounts shown for 1992 through 2002 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $611, $554, $542, $457, $498, $480, $436, $358, $301, $327 and $435, respectively.



                             ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                   (THOUSANDS OF DOLLARS)


Year Ended December 31   1992      1993      1994      1995      1996      1997      1998      1999      2000      2001      2002
---------------------- --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Direct and Assumed:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses   $246,439  $224,219  $235,209  $211,489  $196,939  $197,195  $194,432  $173,473  $182,425  $247,143  $277,744
Liability Reestimated
  as of December 31,
  2002                   249,089   221,224   236,550   165,343   163,085   160,853   168,909   195,980   215,574   253,980

Cumulative (Deficiency)
  Redundancy              (2,650)    2,995    (1,341)   46,146    33,854    36,342    25,523   (22,507)  (33,149)   (6,837)

Ceded:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses     58,250    48,824    60,197    50,488    42,900    46,182    50,917    43,128    62,520   109,737   133,477

Liability Reestimated
  as of December 31,
  2002                    99,400    86,121    92,806    43,181    42,090    41,221    47,888    76,601   103,016   126,582

Cumulative (Deficiency)
  Redundancy             (41,150)  (37,297)  (32,609)    7,307       810     4,961     3,029   (33,473)  (40,496)  (16,845)

Net:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses    188,189   175,395   175,012   161,001   154,039   151,013   143,515   130,345   119,905   137,406   144,267

Liability Reestimated
  as of December 31,
  2002                   149,689   135,103   143,744   122,162   120,995   119,632   121,021   119,379   112,558   127,398

Cumulative Redundancy     38,500    40,292    31,268    38,839    33,044    31,381    22,494    10,966     7,347    10,008


MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance on a group basis to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive, though this competitive pressure has eased recently (see comments under "Competition" following).

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. As the result of less favorable pricing in the market, Protective's participation in retrocessions decreased in 2000 after adjustment for reinstatement premiums discussed later in the Results of Operations. However, based on improved pricing in the market late in 2000 and 2001, especially after September 11, 2001, the Company recorded increases in premium from reinsurance assumed during 2001 and 2002.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard risks. This program is currently being marketed in twenty mid-western and southern states and further geographic expansion is planned for 2003. Sagamore utilizes state-of-the-art technology extensively in marketing its nonstandard automobile product in order to provide superior service to its agents and insureds. Market acceptance to date has been favorable and approximately $35.5 million of premium was written in this line during 2002.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators with one to twenty-five power units). This program was limited to a small geographic area composed of Midwestern states through the end of 1997. However, significant geographic expansion began during 1998 and has continued through 2002. Future expansion into other states is anticipated during 2003. Approximately $10.5 million of premium was written in this program during 2002, a decrease of 10% from the prior year due largely to intense competitive pressures in this market segment.

During 1997, Sagamore began marketing a small business workers' compensation product in Missouri. Through 1999, growth in this product had been slow, resulting mainly from competitive forces. However, recent developments in the competitive make-up in the states where Sagamore markets this program has resulted in approximately $6.3 million in premium written during 2002, an increase of 46% from the prior year. Assuming a continuation of favorable market conditions, this product will also be expanded geographically in 2003.

INVESTMENTS
-----------

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies emphasize relatively short-term maturities and high asset quality and are designed to produce reasonable returns without jeopardizing principal.

At December 31, 2002 the financial statement value of the Company's investment portfolio was approximately $449 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                      December 31
                                                  2002          2001
                                                -------       -------
         U.S. Government obligations              27.6%         21.6%
         Corporate and other bonds                22.4          24.2
         Municipal bonds                          16.7          11.7
         Common stocks                            14.5          18.7
         Short-term and other investments         13.2          14.5
         Mortgage-backed securities                3.1           3.8
         Preferred stocks                          2.5           5.5
                                                -------       -------
                                                 100.0%        100.0%
                                                =======       =======


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

The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2002.

     MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)

                                                  2002         2001
                                                --------     --------
              Less than one year                  38.3%        34.7%
              1 to 5 years                        54.2         51.4
              5 to 10 years                        1.6          6.0
              More than 10 years                   5.9          7.9
                                                -------      -------
                                                 100.0%       100.0%
                                                =======      =======

              Average life of portfolio (years)    2.9          3.8
                                                =======      =======

Fixed income securities (including those classified as short-term) comprised 75.1% of the Company's invested assets at December 31, 2002. With the exception of U.S. Government obligations, the fixed income portfolio is widely diversified with no concentrations in any single industry. The largest amount invested in any single issuer was $5.1 million (1.1% of total invested assets) at December 31, 2002 although most individual investments are less than $500,000. The Company does not actively trade fixed income securities but typically holds such investments until maturity. Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed income securities will be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues). The Company had determined that its insurance subsidiaries will, at all times, hold high grade fixed income securities with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2002, investment grade bonds held by insurance subsidiaries equaled 175% of net loss and loss adjustment expense reserves (without consideration of short-term investments). Approximately $8.1 million of fixed maturity investments (1.8% of total invested assets) consists of bonds rated as less than investment grade at December 31, 2002. All such securities are actively traded and had readily available market values. The market value of the consolidated fixed maturity portfolio was $8.8 million greater than cost at December 31, 2002, before income taxes, which compares to a $4.7 million unrealized gain at December 31, 2001. Individual bonds where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at December 31, 2002, were written down to market value regardless of the evaluation of the underlying credit of the issue. The total write down for bonds was $.9 million and was isolated to a small number of issues. Gross unrealized losses on fixed income securities were less than $.5 million in total at December 31, 2002 with no individual issue having more than a 6% decline.

Equity securities comprise 23.5% of the financial statement value of the consolidated investment portfolio at December 31, 2002, down from 31% at the prior year-end as the result of net disposals of equity securities and the general decline in the stock markets. The Company's equity securities portfolio consists of over 150 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $6.9 million at December 31, 2002 (original cost $660,000). In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years. Because of the large amount of high quality, short-term bonds owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. An individual equity security will be disposed of when it is determined that there is little potential for future appreciation. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of when market conditions are deemed to dictate, regardless of the impact on current period earnings. During 2002 as the stock market declined, the Company disposed of numerous equity securities which were considered to have little near term potential for improvement. These sales generated both gains and losses but netted to a realized loss of $7.9 million. In addition, $5.8 million of unrealized losses on equity securities still owned were reclassified to realized losses during 2002, reflecting declines in value for eighteen separate securities. The reclassification of unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost and the decline was ongoing for more than 6 months at December 31, 2002, regardless of the evaluation of potential for recovery. Despite security disposals and write downs, net unrealized gains on the equity security portfolio decreased $8.6 million to $36.8 million at December 31, 2002 as all equity markets were negatively impacted by the myriad events of the past three years and the imminent threat of war in the Middle East. The net gain at year end consisted of $40.1 million of gross unrealized gains and $3.3 million of gross unrealized losses. The average loss on individual issues where market was less than adjusted cost was 9.1% and no issue was considered to be other than temporarily impaired.

Included in short-term and other investments are approximately $6.2 million of limited partnership investments. The majority of assets underlying the partnerships consist of marketable securities which are valued at readily ascertainable market values. Approximately $2.0 million of this balance consists of real estate and venture capital investments which are non-traded securities. Valuations for these investments are provided by the general partners and are determined in accordance with generally accepted accounting principals. These non-traded securities constitute less than .5% of invested assets. Any decline in value of a limited partnership investment is treated as realized, regardless of the character of the underlying partnership asset, and no unrealized losses exist with respect to this portion of the investment portfolio at December 31, 2002.

A comparison of consolidated investment yields, where investment income is before consideration of investment expenses, is as follows:


                                                            2002         2001
                                                          --------     --------
                Before federal tax:
                   Investment income                         4.1%        5.0%
                   Investment income plus realized
                      investment gains (losses)               .0         6.3

                After federal tax:
                   Investment income                         2.9         3.6
                   Investment income plus realized
                      investment gains (losses)               .3         4.4


Because of the structure of the Company's investment portfolio, as previously described, investment yields during 2002 were negatively impacted by the continuing decline in interest rates and the depressed equity security markets. Further discussion of the components of investment yields is included in the RESULTS OF OPERATIONS on page 21.

EMPLOYEES
---------

As of March 1, 2003, the Company had 288 employees, representing an increase of 34 employees from March 1, 2002, in response to the demands of increased business activity.

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

The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its large trucking customers and the extensive use of technology with respect to its insureds and independent agent force. However, the Company is not "top-line" oriented and will readily sacrifice premium volume during periods of unrealistic rate competition. Accordingly, should competitors determine to "buy" market share with unprofitable rates, the Company's Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

ITEM 101(b), (c)(1)(i) AND (vii), AND (d) OF REGULATION S-K:
------------------------------------------------------------

Reference is made to Note J to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES
         ----------

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

The Company owns a building and the adjacent real estate approximately two miles from its main office. This building contains approximately 3,300 square feet of usable space, and is used primarily as a contingent back up and disaster recovery site for computer operations.

Baldwin & Lyons, California leases approximately 1,900 square feet of office space in a suburb of Los Angeles, California. All West Coast operations are conducted from these facilities.

The current facilities are expected to be adequate for the Company's operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided. No currently pending matter is deemed by management to be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         -------------------------------------
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

The Company's Class A and Class B common stocks are traded on The Nasdaq Stock Market(R) under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2002, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2002 and 2001, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions. All per share amounts have been adjusted for a five-for-four stock split, effective February 17, 2003.


                                          CLASS A                         CLASS B                  CASH
                                -----------------------------   -----------------------------    DIVIDENDS
                                    HIGH            LOW             HIGH            LOW          DECLARED
                                -----------------------------   -----------------------------   ------------
Year ended December 31:
2002:
  FOURTH QUARTER                   $19.488         $16.192         $20.799         $16.792        $.08
  THIRD QUARTER                     18.360          15.600          19.056          15.256         .08
  SECOND QUARTER                    20.144          16.608          23.072          16.944         .08
  FIRST QUARTER                     18.216          17.000          21.288          16.000         .08

2001:
  Fourth Quarter                    18.398          16.193          21.352          13.520         .08
  Third Quarter                     19.560          15.200          21.200          13.200         .08
  Second Quarter                    19.920          16.600          21.024          16.400         .08
  First Quarter                     18.300          15.000          23.000          16.000         .08


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note G to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


                                                                           Year Ended December 31
                                                 ---------------------------------------------------------------------------
                                                     2002            2001            2000           1999           1998
                                                 ---------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net premiums written                                $ 109,453        $ 82,645        $ 77,214       $ 72,033       $ 71,943

Net premiums earned                                   104,392          83,138          77,439         69,114         68,862

Net investment income                                  14,964          17,626          19,049         18,891         19,060

Realized net gains (losses) on investments            (16,445)          5,053          12,473          5,625          2,855

Losses and loss expenses incurred                      68,107          81,870 <F5>     57,470         44,911         42,537

Net income                                             12,366           5,390          19,750         18,616         16,895

Earnings per share -- net income <F1>, <F4>               .84            0.35            1.26           1.10           0.98

Cash dividends per share <F4>                             .32             .32             .32            .32            .32

Investment portfolio <F3>                             448,520         439,434         442,060        440,797        456,735

Total assets                                          644,462         601,109         552,164        530,677        544,369

Shareholders' equity                                  284,588         288,360         294,000        284,783        288,592

Book value per share <F1>, <F4>                         19.43           18.98           19.21          17.20          16.73

Underwriting ratios <F2>:

   Losses and loss expenses                             65.2%           98.5%           74.2%          65.0%          61.8%

   Underwriting expenses                                26.1%           24.3%           28.1%          29.6%          32.0%

   Combined                                             91.3%          122.8%          102.3%          94.6%          93.8%



<F1> Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

<F2> Data is for all coverages combined and is presented based upon generally accepted accounting principles.

<F3> Includes money market instruments classified with cash in the Consolidated
Balance Sheets.

<F4> All per share amounts have been adjusted for the five-for-four stock split effective February 17, 2003.

<F5> Includes $20,000 relating to the events of September 11, 2001.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of the Company's liquidity are (1) funds generated from insurance operations, (2) net investment income and (3) maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments and commissions paid to the parent company, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. During extended periods of declining net premium volume, however, operating cash flows may turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2002, positive cash flow from operations totaled $38.1 million, compared to 16.2 million in 2001, as improved market conditions allowed the Company to expand its market share in all of its major lines of business.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have declined and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has maintained its short-term position with respect to the vast majority of its fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was
2.9 years and 3.8 years for 2002 and 2001, respectively. The Company also remains an active participant in the equity securities market using funds which are not considered necessary to fund current operations. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the most important feature. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2002 included $46.7 million in short-term investments which are readily convertible to cash without market penalty and an additional $76.8 million of fixed income investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are far more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions produce inadequate premium rates and the Company chooses to restrict volume, the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 2002 equaled approximately 32% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet statutory guidelines.

Shareholders' equity decreased to $284.6 million at December 31, 2002, from $288.4 million at December 31, 2001, including $9.0 million in treasury share purchases, $4.6 million of cash dividends to shareholders, and a $2.7 million decrease in unrealized net gains on investments. Book value per common share outstanding increased 2.4% to $19.43 at December 31, 2002 from $18.98 per share at December 31, 2001.

In connection with the treasury stock purchases mentioned above, the Company established short-term borrowing facilities with two banks during 2002 in the total amount of $17 million. Drawings under these facilities totaled $10 million in 2002 with repayments of $2.5 million, leaving $7.5 million outstanding at December 31, 2002. These borrowing facilities expire in 2003 but are expected to be renewed.

As more fully discussed in Note G to the consolidated financial statements, at December 31, 2002, $55.7 million, or 19.6% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The parent company's assets included cash and marketable investments of approximately $39.9 million at December 31, 2002.


RESULTS OF OPERATIONS
---------------------

2002 COMPARED TO 2001

Direct premiums written for 2002 totaled $164.7 million, an increase of $50.4 million (44%) from 2001. This increase is primarily attributable to increases in fleet trucking and independent contractor programs of $35.2 million (86%) and $9.0 million (33%), respectively, from 2001 levels. Direct premium writings from the Company's private passenger automobile and small business workers' compensation programs also increased by $5.4 million (18%) and $2.0 million (46%), respectively. These increases were partially offset by a $1.2 million (10%) decrease in direct premium written for the Company's small trucking fleet program. Large trucking fleet volume increased primarily from the addition of 23 new accounts during 2002, bringing Protective's total excess trucking client count to 71 accounts. Premium rate increases also contributed to higher large trucking fleet premium in 2002 although rate increases on renewals were not as significant as in 2001. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts. Increases in private passenger automobile and small business workers' compensation were due primarily to geographic expansion, although modest rate increases were implemented in both divisions during 2002. The decrease in small trucking fleet premium resulted from continuing competitive market pressures within that segment.

Premiums assumed from other reinsurers totaled $8.1 million during 2002, an increase of $2.5 million (43%) from 2001. Premiums assumed for 2001 included $1.0 million of reinstatement premiums attributable to losses reported that year. Without these reinstatement premiums, reinsurance assumed volume would have increased 74% from the prior year. Improved pricing in this market allowed the Company to increase its participation via several new treaties since the 2001 period. Premium volume for this division is limited by the Company's intention to expose itself to a maximum loss of $10 million from a single catastrophic event. Further, the Company's participation in reinsurance assumed in the future will be restricted should pricing become less favorable.

Premiums ceded to reinsurers increased $26.2 million (70%) during 2002 to $63.8 million. The percentage of premiums ceded to direct premiums written increased to 39% for 2002 from 33% for 2001 consistent with the increase in direct premiums written for the more heavily reinsured large trucking fleet program discussed above. While the average ceding rate for large fleet trucking was lower in 2002, a significantly higher portion of consolidated premium revenue was concentrated in this product line, resulting in the increase in the overall average ceding rate.

After giving effect to changes in unearned premiums, net premiums earned increased 26% to $104.4 million for 2002 from $83.1 million for 2001. Net premiums earned from all trucking-related insurance products increased by $18.6 million (44%). Net premiums earned from the Company's voluntary reinsurance assumed and small workers' compensation programs increased $2.1 million (37%) and $.7 million (26%), respectively. These increases were partially offset by a $.3 million (1%) decrease in premiums earned from private passenger automobile.

Net investment income decreased $2.7 million (15.1%) during 2002 reflecting lower overall pre-tax yields while average invested assets increased 5%. The average pre-tax yield on invested assets dropped to 4.1% this year from 5.0% during 2001. The largest decline in yields came from short-term investments which averaged 1.4% during 2002 compared to 3.7% last year. Average bond yields also declined from 6.0% in 2001 to 5.1% in 2002. The short-term nature of the Company's bond portfolio results in a rapid recognition of changes in interest rates, either positive or negative. The steady decline in interest rates over the past few years continues to impact the average yield of the bond portfolio, as noted above. After-tax yields were 2.9% and 3.6% for 2002 and 2001, respectively, in line with pre-tax yield changes.

Realized net capital losses were $16.4 million in 2002 compared to gains of $5.1 million for 2001. The current year's net loss consisted of losses on equity securities of $13.7 million, losses on fixed maturities of $1.9 million, and losses on other investments of $.8 million. The losses on equity securities include approximately $13.7 million of losses actually realized by disposal of securities which were considered to have little potential for near-term recovery as well as $5.8 million of gains realized on sales. In addition, unrealized losses on securities still owned which had experienced a decline in market value of more than 20% for more than six months were reclassified as realized losses during 2002 in the following amounts: equity securities, $5.8 million; fixed income securities, $.9 million and other investments $1.1 million. The losses realized during 2002 reflect the continuing bear market which has resulted from an unusual combination of factors coming together at approximately the same time. These factors included, in no particular order, the unwinding of one of the great speculative bubbles of all time (fueled largely by internet and technology stocks in which the Company had zero participation), the attack of September 11, 2001 and the significant change in security measures and attendant economic friction that resulted therefrom, an ongoing recession, a disputed U.S. Presidential election, corporate collapses and bankruptcies of historic proportion, corporate malfeasance and fraud which has resulted in massive changes in corporate governance regulations, evidence of wrongdoing on the part of major securities firms, the collapse of the merchant energy industry in the U.S. and, most recently, the imminent commencement of armed conflict with Iraq. The largest single losses realized on investments actually sold were $4.2 million realized on the sale of Vanguard Index Trust 500 Fund (S&P 500 index fund) and $1.6 million on Trenwick Group, Inc. common stock. The largest single losses reported as realized on investments still owned were $1.4 million on PICO Holdings, Inc. and $1.2 million on El Paso Corp., both common stocks.

Losses and loss expenses incurred during 2002 decreased $13.8 million (17%) to $68.1 million. Losses and loss expenses for 2001 included $20 million related to the events of September 11, 2001 ("WTC loss"). Adjusting 2001 losses and loss expenses for the WTC loss, losses and loss expenses for 2002 were $6.2 million (10%) higher due mainly to the increased premium volume during 2002. The 2002 consolidated loss and loss expense ratio was 68.5% compared to 74.4% for 2001, after adjustment for the WTC loss. All of the

Company's individual product lines contributed to the more favorable loss and loss expense ratio as summarized in the following table.

Loss and loss expense ratios:
                                                                2002      2001
                                                              --------  --------
                   Fleet trucking                               68.6%     79.0%
                   Private passenger automobile                 63.9      69.5
                   Small fleet trucking                         50.1      71.5
                   Voluntary reinsurance assumed                61.5     430.0
                   Small business workers' compensation         54.7      74.2
                   All lines                                    65.2      98.5
                   All lines without WTC                        65.2      74.4


The improved loss and loss expense ratios for the Company's private passenger automobile, small fleet trucking and small business workers' compensation programs are due primarily to improved underwriting selection and rate increases. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of conservatism in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Changes in both gross premium volumes and the Company's reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios may not be consistent year to year.

Other operating expenses for 2002, before credits for allowances from reinsurers, increased $5.4 million (16%) to $39.8 million. Gross expenses increased at a much lower rate than the increase in premium volume because much of the Company's expense structure is fixed and does not vary directly with volume. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased 7% due mainly to annual cost of living and merit wage adjustments and staffing increases necessitated by the increased premium volume. Direct commission expense increased $1.4 million (19%) primarily as the result of increased participation in voluntary reinsurance assumed treaties. Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the operating expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. Ceding commission allowances from reinsurers increased $4.8 million (37%), resulting from increased premium volume ceded under reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 26.1% during 2002 compared to 24.3% for 2001, reflecting higher commissions including bonus commissions measured, in part, on underwriting profitability and from slightly lower rates for ceding commissions received from reinsurers. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue was 17.8% for 2002 compared with 20.6% for 2001.

The effective federal tax rate for consolidated operations for 2002 was 30.6%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2002 was $12.4 million compared to $5.4 million for 2001. Diluted earnings per share increased to $.84 in 2002 from $.35 in 2001. 2001 results included losses related to the events of September 11, 2001 equal to $.84 per share. Earnings per share from operations before realized gains or losses on investments was $1.57 in 2002 compared to $.14 in 2001.


2001 COMPARED TO 2000

Direct premiums written for 2001 totaled $114.3 million, an increase of $17.2 million (18%) from 2000. This increase is primarily attributable to increases in fleet trucking and independent contractor programs of $13.9 million (52%) and $4.8 million (21%), respectively, from 2000 levels. Direct premium writings from the Company's small business workers' compensation and small trucking fleet programs also increased by $2.2 million and $1.8 million, respectively. These increases were partially offset by a $5.6 million (16%) decrease in direct premium written for the Company's private passenger automobile program. Large trucking fleet and independent contractor volume increases resulted roughly equally from the addition of new accounts as well as rate increases on renewed accounts. Increases in small business workers' compensation and small fleet were due primarily to geographic expansion, although rates were increased in both divisions during 2001. The decrease in private passenger automobile premium resulted from an effort to reunderwrite the program during 2001, including the implementation of significant rate increases and the termination of producers of unprofitable business.

Premiums assumed from other reinsurers totaled $5.7 million during 2001, an increase of $1.5 million (35%) from 2000. Premiums assumed for 2001 and 2000 included $1.0 million and $1.7 million, respectively, of reinstatement premiums attributable to losses reported in those years. Without these reinstatement premiums, reinsurance assumed volume would have increased 85% from the prior year. Pricing in this market began to improve toward the end of 2000 and throughout 2001, and the Company's participation increased as a result.

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

Realized net capital gains were $5.1 million in 2001 compared to $12.5 million for 2000. The current year's net gain consisted of gains on equity securities of $7.3 million and losses on fixed maturities and other investments of $2.2 million. The decrease in realized gains during 2001 was generally reflective of the substantially less robust stock market during 2001 for reasons described in the comparison of 2002 to 2001. Gains from equity trading during 2000, of $16.0 million, were unusually high as the result of more favorable market conditions. Realized net gains for 2001 and 2000 included other than temporary write downs totaling $2.1 million and $5.0 million, respectively. The largest single losses realized on investments actually sold during 2001 were $1.0 million on PICO Holdings, Inc. and $.4 million on Capital Transamerican Corp.

common stocks. The largest single losses reported as realized on investments still owned were $.6 million on Loral Space and Communication and $.5 million on Great Lakes Chemical Company common stocks.

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

Other operating expenses for 2001, before credits for allowances from reinsurers, decreased $.3 million (1%) to $34.4 million despite the increase in premium volume described above. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased less than 1% as staff reductions occasioned by the increased use of technology substantially offset wage increases and higher employee benefit expenses. Direct commission expense decreased $.4 million (5%) primarily as the result of lower direct premiums from the Company's private passenger automobile product which carries higher commission rates than the Company's remaining products. Ceding commission allowances from reinsurers increased $4.1 million (47%), resulting from increased premium volume ceded under reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 24.3% during 2001 compared to 28.0% for 2000, reflecting the higher ceding commission received from reinsurers. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue was 20.6% for 2001 compared with 26.0% for 2000.

The effective federal tax rate for consolidated operations for 2001 was 16.3%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2001 was $5.4 million compared to $19.8 million for 2000. Earnings per share decreased to $.35 in 2001 from $1.26 in 2000 due primarily to the losses related to the events of September 11, 2001. Earnings per share from operations before realized gains on investments was $.14 in 2001 compared to $.74 in 2000.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's significant accounting policies are discussed in Note A to the Consolidated Financial Statements. The following discussion is provided to highlight areas of the Company's accounting policies which are both material and subject to significant degrees of estimation.

INVESTMENT VALUATION

Approximately 70% of the Company's assets are composed of investments at December 31, 2002. Less than .5% of these investments, consisting of limited partnership investments in real estate and venture capital assets, do not have readily determinable market values. For these investments, we estimate fair value by reference to the underlying assets of the limited partnerships. In addition, approximately $8.1 million of marketable bonds owned at December 31, 2002 (1.8% of invested assets), are rated below investment grade. All marketable securities are included in the Company's balance sheet at current fair market value.

In determining if and when a decline in market value below cost is other than temporary, we first make an objective analysis of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other than temporary impairment, without any subjective evaluation as to possible future recovery. The only exception exists where substantial recovery to cost has actually occurred prior to the issuance of the financial statements. For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, a similar objective evaluation is conducted but, in these cases, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other than temporary. For any decline which is considered to be other than temporary, we recognize an impairment loss in the current period operating results as an addition to realized capital losses. Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax credits.

It is important to note that all investments included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other than temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other than temporary decline) as opposed to a charge to shareholders' equity (temporary decline). Subsequent recoveries in value of investments which have incurred an other than temporary impairment adjustment are accounted for as unrealized gains until the security is actually disposed. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in automatic income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2002, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2002, the total gross unrealized loss included in the Company's investment portfolio was $3.8 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other than temporary at December 31, 2002, realized capital losses would have increased by $.32 per share for the year. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2002.

REINSURANCE RECOVERABLE

Amounts recoverable under the terms of reinsurance contracts comprise almost 21% of total Company assets as of December 31, 2002. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not due generally until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet it's financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer's portion of the loss. The financial condition of each of the Company's reinsurers is initially determined upon the execution of each treaty and only reinsurers with the highest credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

LOSS AND LOSS EXPENSE RESERVES

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Our reserves are evaluated in three basic categories (1) "case basis", (2) "incurred but not reported" and (3) "loss adjustment expense" reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a "bulk" basis. Common actuarial methods are used in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.

The reserving process requires us to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater variation in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof) and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.


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

FEDERAL INCOME TAX CONSIDERATIONS
---------------------------------

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $5.8 million and $9.9 million were recorded at December 31, 2002 and 2001, respectively. The net deferred tax liability at December 31, 2002 included $4.6 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $4.3 million in special tax deposits at December 31, 2001. Adjusted for the special deposits, a net deferred tax liability of $10.3 million was recorded at December 31, 2002 compared to a net deferred tax liability of $14.2 million at December 31, 2001. The decrease in deferred federal taxes payable is primarily attributable to the decrease in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which allows for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $4.6 million have been paid in connection with this election.


IMPACT OF INFLATION
-------------------

To the extent possible, the Company attempts to recover the costs of inflation by increasing the premiums it charges. A majority of the Company's premiums are charged as a percentage of an insured's gross revenue or payroll. As these charging bases increase with inflation, premium revenues are immediately increased. The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval. Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected. The Company maintains a sizable portion of its investment portfolio in short-term instruments and changes in current market interest rates correspondingly affect yields on these investments. Further, as inflation affects current market rates of return, previously committed investments may rise or decline in value depending on the type and maturity of investment. (See comments under Market Risk, following.)

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

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2002 was $105.4 million or approximately 24% of invested assets, including money market instruments classified as cash. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the most important feature.

The Company's fixed maturity portfolio totaled $290.2 million at December 31, 2002. Over half of this portfolio is made up of U. S. Government and government agency obligations and state and municipal debt securities, 94% of the portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 2.9 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

There is an inverse relationship between interest rate fluctuations and the fair value of the Company's fixed maturity investments. Additionally, the fair value of interest rate sensitive instruments may be affected by the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment and other general market conditions. The Company monitors its sensitivity to interest rate risk by measuring the change in fair value of its fixed maturity investments relative to hypothetical changes in interest rates. As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented in the following summary.

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $5.6 million at December 31, 2002. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $6.0 million at December 31, 2002. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated, or elected, to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2003 is equal to more than 100% of net loss and loss expense reserves at December 31, 2002.

The Company's exposure to foreign currency risk is not material.

                           ANNUAL REPORT ON FORM 10-K







               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 2002

                               BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                          YEAR ENDED DECEMBER 31, 2002

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA


REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                         /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 21, 2003

CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                          December 31
                                                                     2002             2001
                                                                ------------------------------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                               $ 290,155       $ 246,632
    Equity securities                                                105,441         136,399
    Short-term and other                                               9,158          27,584
                                                                 ------------    ------------
                                                                     404,754         410,615

Cash and cash equivalents                                             41,699          31,840
Accounts receivable--less allowance
   (2002, $1,047; 2001, $1,143)                                       33,646          25,151
Accrued investment income                                              4,060           3,875
Reinsurance recoverable                                              137,870         111,585
Deferred policy acquisition costs                                      4,177           3,523
Current federal income taxes                                           1,701           2,590
Property and equipment--less accumulated depreciation
    (2002, $8,718; 2001, $8,354)                                       6,658           7,442
Notes receivable from employees                                        7,494           2,257
Other assets                                                           2,403           2,231
                                                                 ------------    ------------
                                                                   $ 644,462       $ 601,109
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                       $ 277,744       $ 247,143
    Unearned premiums                                                 29,016          23,914
                                                                 ------------    ------------
                                                                     306,760         271,057

Reinsurance payable                                                    1,592           5,260
Note payable                                                           7,500               -
Accounts payable and other liabilities                                38,262          26,523
Deferred federal income taxes                                          5,760           9,909
                                                                 ------------    ------------
                                                                     359,874         312,749
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 2002, 2,666,666 shares;
           2001, 2,847,382 shares                                        114             121
       Class B -- authorized 20,000,000 shares;
           outstanding -- 2002, 11,882,813 shares;
           2001, 12,252,415 shares                                       507             523
    Additional paid-in capital                                        35,248          36,272
    Unrealized net gains on investments                               29,640          32,377
    Retained earnings                                                219,079         219,067
                                                                 ------------    ------------
                                                                     284,588         288,360
                                                                 ------------    ------------
                                                                   $ 644,462       $ 601,109
                                                                 ============    ============


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Baldwin & Lyons, Inc. and Subsidiaries


                                                                            Year Ended December 31
                                                                      2002           2001           2000
                                                                 ---------------------------------------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                            $ 104,392       $ 83,138       $ 77,439
    Net investment income                                             14,964         17,626         19,049
    Realized net gains (losses) on investments                       (16,445)         5,053         12,473
    Commissions, service fees and other income                         5,219          4,063          3,512
                                                                  -----------    -----------    ----------
                                                                     108,130        109,880        112,473
EXPENSES:
    Losses and loss expenses incurred                                 68,107         81,870         57,470
    Other operating expenses                                          22,193         21,572         26,039
                                                                  -----------    -----------    -----------
                                                                      90,300        103,442         83,509
                                                                  -----------    -----------    -----------
                       INCOME BEFORE FEDERAL INCOME TAXES             17,830          6,438         28,964
Federal income taxes                                                   5,464          1,048          9,214
                                                                  -----------    -----------    -----------
                                               NET INCOME           $ 12,366        $ 5,390       $ 19,750
                                                                  ===========    ===========    ===========

PER SHARE DATA:
                                         DILUTED EARNINGS              $ .84          $ .35          $1.26
                                                                  ===========    ===========    ===========

                                           BASIC EARNINGS              $ .85          $ .36          $1.27
                                                                  ===========    ===========    ===========

                                                Dividends              $ .32          $ .32          $ .32
                                                                  ===========    ===========    ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries


                                                                                2002                2001               2000
                                                                           ------------------------------------------------------
                                                                                          (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                             $219,067           $220,698           $219,707
    Unrealized gains on investments                                                 32,377             36,237             24,711
                                                                           ----------------    ---------------    ---------------
                                                                                   251,444            256,935            244,418

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                                      12,366              5,390             19,750

    Gains (losses) on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                            (20,656)              (886)            30,205
        Federal income taxes                                                        (7,230)              (310)            10,572
                                                                           ----------------    ---------------    ---------------
                                                                                   (13,426)              (576)            19,633

        (Gains) losses realized during period included in net income,
            before federal income taxes                                             16,445             (5,053)           (12,473)
        Federal income taxes                                                         5,756             (1,769)            (4,366)
                                                                           ----------------    ---------------    ---------------
                                                                                    10,689             (3,284)            (8,107)
                                                                           ----------------    ---------------    ---------------

        Change in unrealized gains on investments                                   (2,737)            (3,860)            11,526

    Foreign exhange adjustment                                                          77               (300)              (193)
                                                                           ----------------    ---------------    ---------------

                                   TOTAL REALIZED AND UNREALIZED INCOME              9,706              1,230             31,083

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                             (4,636)            (4,850)            (4,994)
    Cost of treasury shares in excess of original issue proceeds                    (7,795)            (1,871)           (13,572)
                                                                           ----------------    ---------------    ---------------
                                                                                   (12,431)            (6,721)           (18,566)
                                                                           ----------------    ---------------    ---------------
                                                          TOTAL CHANGES             (2,725)            (5,491)            12,517
                                                                           ----------------    ---------------    ---------------

BALANCES AT END OF YEAR:
    Retained earnings                                                              219,079            219,067            220,698
    Unrealized gains on investments                                                 29,640             32,377             36,237
                                                                           ----------------    ---------------    ---------------
                                                                                  $248,719           $251,444           $256,935
                                                                           ================    ===============    ===============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                                          Year Ended December 31
                                                                                   2002              2001               2000
                                                                           ----------------------------------------------------
                                                                                            (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                    $ 12,366            $ 5,390          $ 19,750
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Change in accounts receivable and unearned premium                        (3,434)              (365)             (512)
         Change in accrued investment income                                         (185)              (151)              (27)
         Change in loss and loss expense reserves
            and reinsurance recoverable                                             4,357             17,788           (10,680)
         Change in other assets, other liabilities
            and current income taxes                                                7,046             (3,732)             (380)
         Amortization of net policy acquisition costs                              (5,569)            (3,141)            1,031
         Net policy acquisition costs deferred                                      4,915              3,293              (854)
         Provision for deferred income taxes                                       (2,675)              (559)           (1,359)
         Bond amortization                                                          1,482                578               227
         Loss on sale of property                                                      10                  8                57
         Depreciation                                                               2,601              2,604             2,318
         Net realized loss (gain) on investments                                   17,057             (5,668)          (13,524)
         Compensation expense related to discounted stock options                     134                131               136
                                                                           ---------------   ----------------   ---------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            38,105             16,177            (3,817)

INVESTING ACTIVITIES
   Purchases of fixed maturities and equity securities                           (172,806)          (163,996)         (132,874)
   Proceeds from maturities                                                        51,978             74,029            44,185
   Proceeds from sales of fixed maturities                                         32,000             11,921            35,779
   Proceeds from sales of equity securities                                        53,112             61,328           108,063
   Net sales (purchases) of short-term investments                                 19,814              4,213            (9,671)
   Distributions from limited partnerships                                            632              9,896             1,799
   Net increase in principal balance of notes receivable from employees            (5,036)              (532)           (1,709)
   Purchases of property and equipment                                             (1,989)            (1,727)           (4,121)
   Proceeds from disposals of property and equipment                                  161                129               184
                                                                           ---------------   ----------------   ---------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (22,134)            (4,739)           41,635

FINANCING ACTIVITIES
   Dividends paid to shareholders                                                  (4,636)            (4,850)           (4,994)
   Proceeds from sale of common stock                                                   2                  3                10
   Drawing on line of credit                                                       10,000                  -             5,411
   Repayment on line of credit                                                     (2,500)            (5,411)           (8,528)
   Cost of treasury shares                                                         (8,978)            (2,154)          (17,018)
                                                                           ---------------   ----------------   ---------------
                                  NET CASH USED IN FINANCING ACTIVITIES            (6,112)           (12,412)          (25,119)
                                                                           ---------------   ----------------   ---------------
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             9,859               (974)           12,699
Cash and cash equivalents at beginning of year                                     31,840             32,814            20,115
                                                                           ---------------   ----------------   ---------------
                               CASH AND CASH EQUIVALENTS AT END OF YEAR          $ 41,699           $ 31,840          $ 32,814
                                                                           ===============   ================   ===============


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

RECOGNITION OF REVENUE AND COSTS: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and other acquisition costs applicable to unearned premiums are deferred and expensed as the related premiums are earned. If it is determined that deferred expenses will exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency. If the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability is recorded with a corresponding expense to current operations for the amount of the excess premium deficiency. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other insurers have been reported as a reduction of premium income. Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets. Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods. Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods. Reinstatement premiums on reinsurance assumed contracts covering catastrophic events are recorded concurrently with the related loss.

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

COMPREHENSIVE INCOME: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders' equity. Foreign exchange adjustments are not material and the Company has no defined benefit pension plan.

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

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation. All share amounts have been restated for the five-for-four stock split declared in February, 2003 - see Note O.

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                   Cost or           Gross           Gross            Net
                                                    Fair          Amortized       Unrealized      Unrealized      Unrealized
                                                    Value           Cost             Gains          Losses           Gains
                                                -------------------------------------------------------------------------------
2002:
   U. S. government obligations                     $ 120,785       $ 117,687         $  3,098        $      -         $ 3,098
   Mortgage-backed securities                          12,817          12,240              578              (1)            577
   Obligations of states and
      political subdivisions                           68,837          67,299            1,538               -           1,538
   Corporate securities                                87,716          84,101            4,084            (469)          3,615
                                                --------------  --------------   --------------  --------------  --------------
      Total fixed maturities                          290,155         281,327            9,298            (470)          8,828
   Equity securities                                  105,441          68,669           40,036          (3,264)         36,772
   Short-term and other                                 9,158           9,158                -               -               -
                                                --------------  --------------   --------------  --------------  --------------
      Total available-for-sale securities           $ 404,754       $ 359,154         $ 49,334        $ (3,734)         45,600
                                                ==============  ==============   ==============  ==============

                                                                Applicable federal income taxes                        (15,960)
                                                                                                                 --------------

                                                                Net unrealized gains - net of tax                     $ 29,640
                                                                                                                 ==============
2001:
   U. S. government obligations                      $ 85,459        $ 84,181         $  1,289         $   (11)        $ 1,278
   Mortgage-backed securities                          15,075          14,644              431               -             431
   Obligations of states and
      political subdivisions                           46,503          45,708              851             (56)            795
   Corporate securities                                99,595          97,428            2,972            (805)          2,167
                                                --------------  --------------   --------------  --------------  --------------
      Total fixed maturities                          246,632         241,961            5,543            (872)          4,671
   Equity securities                                  136,399          91,030           54,214          (8,845)         45,369
   Short-term and other                                27,584          27,813                -            (229)           (229)
                                                --------------  --------------   --------------  --------------  --------------
      Total available-for-sale securities           $ 410,615       $ 360,804         $ 59,757        $ (9,946)         49,811
                                                ==============  ==============   ==============  ==============

                                                                Applicable federal income taxes                        (17,434)
                                                                                                                 --------------

                                                                Net unrealized gains - net of tax                     $ 32,377
                                                                                                                 ==============


Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                                                     2002            2001            2000
                                                                                 ----------------------------------------------
Fixed maturities:
   Gains                                                                              $  1,396           $  82          $  666
   Losses                                                                               (3,278)         (2,218)         (1,209)
                                                                                 --------------  --------------  --------------
      Net losses                                                                        (1,882)         (2,136)           (543)

Equity securities:
   Gains                                                                                 5,774          15,591          22,861
   Losses                                                                              (19,520)         (8,305)         (6,866)
                                                                                 --------------  --------------  --------------
      Net gains (losses)                                                               (13,746)          7,286          15,995

Short-term and other - net loss                                                           (817)            (97)         (2,979)
                                                                                 --------------  --------------  --------------

                                                  TOTAL NET GAINS (LOSSES)            $(16,445)         $5,053        $ 12,473
                                                                                 ==============  ==============  ==============


The Company recorded other than temporary writedowns of $7,726, $2,081 and $5,000 in 2002, 2001 and 2000, respectively.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                    Cost or
                                                                                  Fair Value     Amoritzed Cost
                                                                                 -------------   ---------------
One year or less                                                                      $ 76,841        $ 76,137
Excess of one year to five years                                                       181,559         173,834
Excess of five years to ten years                                                        3,178           3,102
Excess of ten years                                                                     13,214          13,078
                                                                                 --------------  --------------
   Total maturities                                                                    274,792         266,151
Mortgage-backed securities                                                              12,817          12,240
Redeemable preferred stock                                                               2,546           2,936
                                                                                 --------------  --------------
                                                                                     $ 290,155       $ 281,327
                                                                                 ==============  ==============


Major categories of investment income for the years ended December 31 are summarized as follows:

                                                                                      2002            2001            2000
                                                                                 --------------  --------------  --------------
Fixed maturities                                                                      $ 12,744        $ 13,287        $ 13,951
Equity securities                                                                        2,813           2,739           3,327
Money market funds                                                                         663           1,522           1,778
Short-term and other                                                                       207           1,785           1,674
                                                                                 --------------  --------------  --------------
                                                                                        16,427          19,333          20,730
Investment expenses                                                                     (1,463)         (1,707)         (1,681)
                                                                                 --------------  --------------  --------------
                                                     NET INVESTMENT INCOME            $ 14,964        $ 17,626        $ 19,049
                                                                                 ==============  ==============  ==============


Approximately 31% of purchases and 47% of sales of investments during the three years ended December 31, 2002 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $482, $1,110 and $1,499 in 2002, 2001 and 2000, respectively.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                                         Year Ended December 31,
                                                                                   2002            2001            2000
                                                                               --------------  --------------  -------------
Reserves at the beginning of the year                                               $137,733        $120,206       $130,702

Provision for losses and loss expenses:
   Claims occurring during the current year                                           78,115          82,757         65,577
   Claims occurring during prior years                                               (10,008)           (887)        (8,107)
                                                                               --------------  --------------  -------------
      Total incurred                                                                  68,107          81,870         57,470

Loss and loss expense payments:
   Claims occurring during the current year                                           30,997          33,237         37,671
   Claims occurring during prior years                                                30,249          31,132         30,238
                                                                               --------------  --------------  -------------
      Total paid                                                                      61,246          64,369         67,909

Change in allowance for uncollectible
    amounts due from reinsurers                                                          108              26            (57)
                                                                               --------------  --------------  -------------
Reserves at the end of the year                                                      144,702         137,733        120,206

Reinsurance recoverable on reserves at the end of the year                           133,042         109,410         62,219
                                                                               --------------  --------------  -------------
Reserves, gross of reinsurance
    recoverables, at the end of the year                                            $277,744        $247,143       $182,425
                                                                               ==============  ==============  =============


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2001, 2000 and 1999 were decreased by $10,008, $887 and $8,107, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Included in the above development during 2002, is a decrease of $1,539 in reserves outstanding at December 31, 2001 for losses and loss expenses related to environmental damage claims. The development during 2001 and 2000 was insignificant for environmental claims. Reserves for incurred but not reported environmental losses were $3,900 at December 31, 2002 and 2001. Development during 2002 also included a decrease in reinsurance assumed loss and loss expense reserves at December 31, 2001 of $1,305. Development during 2001 included $2,100 of incurred losses and loss expenses on reinsurance assumed reserves outstanding at December 31, 2000 which was partially offset by reinstatement premiums of $1,000. Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Under terms of reinsurance agreements effective June 1, 1998, the Company's exposure on large fleet trucking losses dropped from $1,000 to $100 per occurrence. Effective June 1, 2001 and June 1, 2002, terms of replacement reinsurance agreements increased the Company's maximum exposure on large fleet trucking losses to $1,020 and $1,400, respectively, per occurrence. The increased net retention per occurrence is reflected in the increase in favorable development during 2002. These trends were considered in the establishment of the Company's reserves at December 31, 2002.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2002 and 2001, loss reserves have been reduced by approximately $6,396 and $4,724, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $2,810 and $2,717 at December 31, 2002 and 2001, respectively.

NOTE D - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2002, 2001 and 2000 were $864, $736 and $657, respectively.

NOTE E - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                         2002             2001
                                                                                   -------------------------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                                                        $15,960          $17,434
   Deferred acquisition costs                                                              1,486            1,255
   Salvage and subrogation                                                                   621              560
   Other                                                                                     247              468
                                                                                   --------------  ---------------
      Total deferred tax liabilities                                                      18,314           19,717
                                                                                   --------------  ---------------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                                             4,554            4,298
   Other than temporary investment declines                                                2,532              728
   Deferred compensation                                                                   2,418            2,391
   Unearned premiums                                                                       2,011            1,657
   Other                                                                                   1,039              734
                                                                                   --------------  ---------------
      Total deferred tax assets                                                           12,554            9,808
                                                                                   --------------  ---------------

      NET DEFERRED TAX LIABILITIES                                                       $ 5,760          $ 9,909
                                                                                   ==============  ===============


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                                      2002             2001             2000
                                                                  --------------   --------------  ---------------
Statutory federal income rate applied to
   pretax income                                                        $ 6,240          $ 2,253          $10,137
Tax effect of (deduction):
   Tax-exempt investment income                                          (1,081)          (1,241)          (1,390)
   Other                                                                    305               36              467
                                                                  --------------   --------------  ---------------
Federal income tax expense                                              $ 5,464          $ 1,048          $ 9,214
                                                                  ==============   ==============  ===============


Federal income tax expense consists of the following:

                                                                       2002             2001             2000
                                                                  --------------   --------------  ---------------
Taxes (credits) on pre-tax income:
   Current                                                              $ 8,139          $ 1,607          $10,573
   Deferred                                                              (2,675)            (559)          (1,359)
                                                                  --------------   --------------  ---------------
                                                                        $ 5,464          $ 1,048          $ 9,214
                                                                  ==============   ==============  ===============


Included in current taxes for 2002 is approximately $3,584 of federal tax credits which will be recovered through net capital loss carryback to prior years.

The components of the provision for deferred federal income taxes (credits) are as follows:

                                                                      2002             2001             2000
                                                                  --------------   --------------  -------------
Other than temporary investment declines                               $ (1,804)         $  (725)        $    -
Discounts of loss and loss expense reserves                                (256)            (144)           895
Limited partnerships                                                       (351)            (153)        (1,750)
Unearned premium disallowance                                              (354)              35             15
Deferred compensation                                                       (28)             537           (495)
Other                                                                       118             (109)           (24)
                                                                  --------------   --------------  -------------
               PROVISION FOR DEFERRED FEDERAL INCOME TAX               $ (2,675)         $  (559)      $ (1,359)
                                                                  ==============   ==============  =============


Cash flows related to federal income taxes paid, net of refunds received, for 2002, 2001 and 2000 were $7,250, $5,200 and $8,807, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $4,554 of deferred tax assets at December 31, 2002 arising from loss reserve discounting are assured based on Section 847 of the Internal Revenue Code.

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

Net premiums earned for 2002, 2001 and 2000 have been reduced by reinsurance ceded premiums of approximately $63,790, $37,706 and $23,943, respectively. Net losses and loss expenses incurred for 2002, 2001 and 2000 have been reduced by ceded reinsurance recoveries of approximately $60,055, $72,701 and $40,586, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

Net premiums earned for 2002, 2001 and 2000 include approximately $8,147, $5,931 and $4,678, respectively, relating to the assumption of reinsurance from other companies and from reinsurance pools. Losses and loss expenses incurred for 2001 included an estimated $20,000 for the Company's exposure from reinsurance assumed treaties related to the events of September 11, 2001.

Components of reinsurance recoverable at December 31 are as follows:

                                                                                       2002             2001
                                                                                   -------------------------------
Unpaid losses and loss expenses                                                         $133,042         $109,410
Paid losses and loss expenses                                                              4,547            1,935
Unearned premiums                                                                            281              240
                                                                                   --------------   --------------
                                                                                        $137,870         $111,585
                                                                                   ==============   ==============


NOTE G - SHAREHOLDERS' EQUITY

Changes in common stock outstanding and additional paid-in capital are as follows:


                                                               Class A                       Class B              Additional
                                                    ----------------------------  ----------------------------     Paid-in
                                                       Shares          Amount         Shares         Amount        Capital
                                                    --------------   -----------  ---------------  -----------  ---------------
Balance at January 1, 2000                              2,906,943         $ 124       13,546,742        $ 578         $ 39,663
   Discounted stock options issued                              -             -                -            -              136
   Discounted stock options exercised                           -             -           22,361            1                9
   Treasury shares purchased                              (30,961)           (1)      (1,231,500)         (53)          (3,392)
                                                    --------------   -----------  ---------------  -----------  ---------------
Balance at December 31, 2000                            2,875,982           123       12,337,603          526           36,416
   Discounted stock options issued                              -             -                -            -              130
   Discounted stock options exercised                           -             -            8,312            1                3
   Treasury shares purchased                              (28,600)           (2)         (93,500)          (4)            (277)
                                                    --------------   -----------  ---------------  -----------  ---------------
Balance at December 31, 2001                            2,847,382           121       12,252,415          523           36,272
   Discounted stock options issued                              -             -                -            -              134
   Discounted stock options exercised                           -             -            7,110            -                2
   Fractional share adjustment from stock split               (37)            -              (48)           -                -
   Treasury shares purchased                             (180,679)           (7)        (376,664)         (16)          (1,160)
                                                    --------------   -----------  ---------------  -----------  ---------------
Balance at December 31, 2002                            2,666,666         $ 114       11,882,813        $ 507         $ 35,248
                                                    ==============   ===========  ===============  ===========  ===============


The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders' equity at December 31, 2002 includes $277,583 representing GAAP shareholder's equity of insurance subsidiaries, of which $40,347 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $181,544 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $10,318, $5,660 and $24,309 for 2002, 2001 and 2000, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $269,005 and $273,072 at December 31, 2002 and 2001, respectively. Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $45,606 at December 31, 2002.

NOTE H - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:

                                                                          2002           2001           2000
                                                                      -------------  -------------  -------------
Amortization of deferred policy acquisition costs                          $12,072        $ 9,692        $ 9,740

Other underwriting expenses                                                 14,158         12,878         13,103
Expense allowances from reinsurers                                         (17,641)       (12,833)        (8,709)
                                                                      -------------  -------------  -------------
                                 NET OTHER UNDERWRITING EXPENSES            (3,483)            45          4,394
                                                                      -------------  -------------  -------------
                                     TOTAL UNDERWRITING EXPENSES             8,589          9,737         14,134
Operating expenses of non-insurance companies                               13,604         11,835         11,905
                                                                      -------------  -------------  -------------
                                  TOTAL OTHER OPERATING EXPENSES           $22,193        $21,572        $26,039
                                                                      =============  =============  =============


NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                                    2002             2001            2000
                                                                --------------  ---------------  --------------
Average shares outstanding
   for basic earnings per share                                    14,609,727       15,153,577      15,583,138

Dilutive effect of options                                            104,168          105,104         110,765
                                                                --------------  ---------------  --------------

Average shares outstanding
   for diluted earnings per share                                  14,713,895       15,258,681      15,693,903
                                                                ==============  ===============  ==============


No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. The market value options, discussed in Note K, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company's stock.


NOTE J  - REPORTABLE SEGMENTS
The Company and its consolidated subsidiaries market and underwrite casualty insurance in five major speciality areas (reportable segments): (1) fleet trucking, (2) non-standard private passenger automobile, (3) small fleet trucking, (4) the assumption of reinsurance and (5) small business workers' compensation. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The non-standard private passenger automobile segment provides motor vehicle liability and physical damage coverages to individuals. The small fleet trucking segment provides commercial automobile coverages to small trucking fleets and owner/operators. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. The small business workers' compensation segment provides workers' compensation coverages to small businesses and other entities.

The Company's reportable segments are business units that operate in the property/casualty insurance industry and each offers products to different classes of customers. The reportable segments are managed separately due to the differences in underwriting criteria used to market products to each class of customer and the methods of distribution of the products each reportable segment provides. Segment information shown in the table below as "all other" includes products provided by the Company to assigned risks and residual markets as well as the runoff of discontinued product lines.

The Company evaluates performance and allocates resources based on gain or loss from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income nor does it include realized gains or losses on the Company's investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the fleet trucking segment includes revenue and expense from the Company's agency operations since the agency operations serve as an exclusive direct marketing facility for this segment. Underwriting gain or loss also includes fee income generated by each segment in the course of its underwriting operations. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                                                     2002             2001           2000
                                                                                 --------------  --------------  -------------
DIRECT AND ASSUMED PREMIUM WRITTEN:
Fleet trucking                                                                       $ 112,355        $ 68,154       $ 49,258
Non-standard private passenger automobile                                               35,466          30,094         35,713
Small fleet trucking                                                                    10,514          11,722          9,934
Voluntary reinsurance assumed                                                            8,128           5,668          4,203
Small business workers' compensation                                                     6,321           4,332          2,180
All Other                                                                                  510             338            102
                                                                                 --------------  --------------  -------------
                                                                        Totals       $ 173,294       $ 120,308      $ 101,390
                                                                                 ==============  ==============  =============

NET PREMIUM EARNED AND FEE INCOME:
Fleet trucking                                                                        $ 55,145        $ 34,824       $ 27,842
Non-standard private passenger automobile                                               33,754          33,800         39,476
Small fleet trucking                                                                     8,316           9,600          7,797
Voluntary reinsurance assumed                                                            7,739           5,636          4,521
Small business workers' compensation                                                     3,535           2,791          1,114
All Other                                                                                  414             295            156
                                                                                 --------------  --------------  -------------
                                                                        Totals       $ 108,903        $ 86,946       $ 80,906
                                                                                 ==============  ==============  =============

UNDERWRITING GAIN (LOSS):
Fleet trucking                                                                        $ 22,718        $ 11,116       $ 12,582
Non-standard private passenger automobile                                                2,527             436         (9,498)
Small fleet trucking                                                                     1,340               -           (373)
Voluntary reinsurance assumed                                                            1,586         (19,429)         2,083
Small business workers' compensation                                                       157            (337)          (160)
All Other                                                                                 (619)           (392)           795
                                                                                 --------------  --------------  -------------
                                                                        Totals        $ 27,709        $ (8,606)       $ 5,429
                                                                                 ==============  ==============  =============


The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.


                                                                                     2002             2001             2000
                                                                                 --------------  --------------  -------------
REVENUE:
Net premium earned and fee income                                                    $ 108,903        $ 86,946       $ 80,906
Net investment income                                                                   14,964          17,626         19,049
Realized net gains (losses) on investments                                             (16,445)          5,053         12,473
Other income                                                                               708             255             45
                                                                                 --------------  --------------  -------------
                  Total consolidated revenue                                         $ 108,130        $109,880      $ 112,473
                                                                                 ==============  ==============  =============

PROFIT:
Underwriting gain (loss)                                                              $ 27,709        $ (8,606)       $ 5,429
Net investment income                                                                   14,964          17,626         19,049
Realized net gains (losses) on investments                                             (16,445)          5,053         12,473
Corporate expenses                                                                      (8,398)         (7,635)        (7,987)
                                                                                 --------------  --------------  -------------
          Income before federal income taxes                                          $ 17,830         $ 6,438       $ 28,964
                                                                                 ==============  ==============  =============


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $39,359, $28,864 and $23,739 of the Company's consolidated direct and assumed premium written in 2002, 2001 and 2000, respectively.


NOTE K - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares were repurchased during 2002, 2001 or 2000. At December 31, 2002 there were 170,224 shares (Class A) and 469,708 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,312,500 shares of Class B common stock for the granting of stock options to employees and directors. Discounted options granted to employees are generally exercisable immediately while discounted options granted to directors are generally not exercisable for one year from the date of grant. All options expire ten years after the date of grant. All of the Company's option plans have received shareholder approval. Approximately 333,000 of such options are available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     2002                         2001                         2000
                                        ----------------------------  ---------------------------  ---------------------------
                                                         Weighted                     Weighted                      Weighted
                                                          Average                      Average                       Average
                                                         Exercise                     Exercise                      Exercise
                                           Options         Price        Options         Price        Options          Price
                                        -------------  -------------  ------------  -------------  ------------   ------------
Outstanding at beginning of year             689,822       $ 17.479       689,711       $ 17.477       716,019        $17.233

Granted at exercise prices below market        7,496           .800         8,423           .800         9,803           .800
Exercised                                      7,110           .305         8,312           .418        22,361           .438
Forfeited                                          -              -             -              -        13,750         20.600
                                        -------------                 ------------                 ------------

Outstanding at end of year                   690,208         17.474       689,822         17.479       689,711         17.477
                                        =============                 ============                 ============

Exercisable at end of year                   682,712         17.657       681,399         17.685       679,908         17.717

Weighted average fair value
   of options granted during the year
   at exercise prices below market             7,496         17.931         8,423         15.509         9,803         13.929


The fair value of market value options granted during 1997 was determined using a Black Scholes option pricing model with the following assumptions: risk-free interest rate of 5.8%; dividend yield of 1.8%; volatility factor of the expected market price of the Company's common stock of .21; and an expected life of the option of 10 years. If the Company had followed Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, 2000 net income and earnings per share would have been reduced by $918 and $.06, respectively, related to the issuance of 1997 market value options. There would have been no impact on net income or earnings per share related to these options for the years 2002 or 2001.

Exercise prices for options outstanding as of December 31, 2002 were $.80 or $20.60. The weighted-average remaining contractual life of options exercisable at $.80 is 4.5 years. The remaining contractual life of options exercisable at $20.60 is 5 years. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $134, $130 and $136 for 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, the Company offered loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,494 and $2,257 of such full-recourse loans were issued and outstanding at December 31, 2002 and 2001, respectively, and carry interest rates ranging from 4.75% to 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue.


NOTE L - NOTE PAYABLE
At December 31, 2002, the Company carried a note payable to bank in the amount of $7.5 million, payable in May, 2003 at an annual interest rate of 3.22%. The carrying amount of this note payable approximates fair value.


NOTE M - CONCENTRATIONS OF CREDIT RISK
The Company writes policies of excess insurance attaching above a self-insured retention, ("SIR") and also writes policies that contain large, per-claim deductibles. Those losses and claims that fall within the SIR or deductible are obligations of the insured. The company also writes surety bonds in favor of various regulatory agencies guaranteeing the insured's payment of claims within the SIR. Losses and claims under a large deductible policy are payable by the Company with reimbursement due the Company from the insured. The Company requires collateral from its insureds to serve as a source of reimbursement if the Company's guarantee requires it to pay claims within the SIR by reason of an insured's default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2002, the Company held collateral in the aggregate amount of $154,292. The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that have not yet occurred that will be within the SIR or deductible. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured's default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the company's largest customer, and in the event of that customer's default, such default may have a material adverse impact on the Company.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) Quarterly results of operations are as follows:

                                                                          Results by Quarter
                                          -----------------------------------------------------------------------------------
                                                           2002                                       2001
                                          ----------------------------------------  -----------------------------------------
                                            1st       2nd        3rd        4th       1st        2nd        3rd       4th
                                          ----------------------------------------  -----------------------------------------
Net premiums earned                        $21,664   $25,865    $27,040   $29,823    $19,037    $21,531   $20,657    $21,913
Net investment income                        3,883     3,793      3,524     3,764      4,566      4,413     4,144      4,503
Realized net gains (losses) on investments     835      (735)    (4,972)  (11,573)     6,538     (1,557)    2,728     (2,656)
Losses and loss expenses incurred           13,764    17,137     17,388    19,817     14,360     16,181    35,435<F1> 15,894

Net income (loss)                            5,459     4,922      2,831      (846)     7,176      2,644    (7,173)<F1> 2,743

Net income (loss) per share - diluted         $.37      $.34       $.19    $ (.06)      $.47       $.17    $ (.47)<F1>  $.18

<F1> Third quarter, 2001 results were impacted by the Company's exposure, under certain reinsurance assumed treaties, to the events of September 11, 2001. Losses and loss expenses incurred were increased by $20,000, net loss was increased by $13,000 and earnings per share were reduced by $.86 as the result of this event.

NOTE O - SUBSEQUENT EVENT
At its regular meeting in February, 2003, the Company's Board of Directors declared a 25% stock dividend in the form of a five-for-four stock split on the Company's Class A and Class B Common Stock. The additional shares were distributed on March 3, 2003 to shareholders of record on February 17, 2003. Fractional shares were settled in cash using the closing market value on February 17, 2003. All share and per share references within this report have been restated to reflect the stock split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

No response to this item is required.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                          Served in
                                                                                        Such Capacity
           Name                  Age                          Title                         Since
-----------------------       --------    ------------------------------------       ------------------
Gary W. Miller                   62        Chairman, President and CEO                   1983 <F1>
Joseph J. DeVito                 50        Executive Vice President                      1986 <F2>
James W. Good                    58        Executive Vice President                      1980 <F2>
G. Patrick Corydon               54        Senior Vice President and CFO                 1979 <F3>
James E. Kirschner               56        Senior Vice President and Secretary           1977 <F3> <F4>

     <F1>  Mr. Miller was elected Chairman and CEO of the Company in 1997.
     <F2>  Mr. DeVito and Mr. Good were each elected Executive Vice President in 2001.
     <F3>  Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in 2001.
     <F4>  Mr. Kirschner was elected Secretary of the Company in 1985.


ITEM 11.  EXECUTIVE COMPENSATION *
          ------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          ----------------------------------------
          OWNERS AND MANAGEMENT *
          -----------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *
          ------------------------------------------------

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

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company's most recent evaluation.

                                  PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) 1. List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Auditors) are submitted in Item 8 of this report.

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Income and Retained Earnings - Years ended
           December 31, 2002, 2001 and 2000

         Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - Years ended December 31, 2002,
           2001 and 2000

         Notes to Consolidated Financial Statements

     2. List of Financial Statement Schedules--The following consolidated financial statement schedules of Baldwin & Lyons, Inc. and subsidiaries are included in Item 15(d):

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

   NUMBER & CAPTION
 FROM EXHIBIT TABLE OF
ITEM 601 OF REGULATION
         S-K                        EXHIBIT NUMBER AND DESCRIPTION
-----------------------    ---------------------------------------------------
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


        (11)               EXHIBIT 11--
(Statement regarding       Computation of Per Share Earnings
 computation of per
  share earnings)


        (21)               EXHIBIT 21--
(Subsidiaries of the       Subsidiaries of Baldwin & Lyons, Inc.
  registrant)


        (23)               EXHIBIT 23--
(Consents of experts       Consent of Ernst & Young LLP
  and counsel)


        (24)               EXHIBIT 24--
(Powers of Attorney)       Powers of Attorney for certain Officers and Directors





(b) No reports on Form 8-K were filed by the Company in the fourth quarter of 2002.


(c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 53 through 59 of this report.



                                       SCHEDULE I -- SUMMARY OF INVESTMENTS-
                                     OTHER THAN INVESTMENTS IN RELATED PARTIES

                                      FORM 10-K - YEAR ENDED DECEMBER 31, 2002


                                       BALDWIN & LYONS, INC. AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------
                   Column A                              Column B           Column C           Column D
------------------------------------------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)
                                                                                               Amount At
                                                                                              Which Shown
                                                                              Fair          In The Balance
              Type of Investment                           Cost               Value           Sheet <F1>
-----------------------------------------------      ----------------   ----------------   ----------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                           $117,687           $120,785          $120,785
    Mortgage backed securities                                12,240             12,817            12,817
    States, municipalities and
      political subdivisions                                  67,299             68,837            68,837
    Public utilities                                          15,798             16,733            16,733
    All other corporate bonds                                 65,367             68,437            68,437
  Redeemable preferred stock                                   2,936              2,546             2,546
                                                     ----------------   ----------------   ---------------
                        Total fixed maturities               281,327            290,155           290,155

Equity Securities:
  Common Stocks:
    Public Utilities                                             348                348               348
    Banks, trust and insurance
      companies                                               10,943             22,097            22,097
    Industrial, miscellaneous
      and all other                                           47,210             73,678            73,678
  Nonredeemable preferred stocks                              10,168              9,318             9,318
                                                     ----------------   ----------------   ---------------
                       Total equity securities                68,669            105,441           105,441

Short-term and Other:
  Certificates of deposit                                      1,918              1,918             1,918
  Commercial paper                                               992                992               992
  Other long-term investments                                  6,248              6,248             6,248
                                                     ----------------   ----------------   ---------------
                    Total short-term and other                 9,158              9,158             9,158
                                                     ----------------   ----------------   ---------------

                             Total investments             $ 359,154          $ 404,754         $ 404,754
                                                     ================   ================   ===============

<F1>   All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.


                                               SCHEDULE II
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                FORM 10-K - YEAR ENDED DECEMBER 31, 2002


                                          BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS
                                                                           December 31
                                                             --------------------------------------
                                                                    2002                 2001
                                                             -----------------    -----------------
ASSETS
Investment in subsidiaries                                        $275,801             $276,606
Due from affiliates                                                  4,799                3,268
Investments other than subsidiaries:
   Fixed maturities                                                 13,523                6,237
   Short-term and other                                              3,067                4,605
                                                             -----------------    -----------------
                                                                    16,590               10,842
Cash and cash equivalents                                           26,423               11,140
Accounts receivable                                                 10,688                1,646
Notes receivable from employees                                      7,494                2,257
Other assets                                                         6,892                8,250
                                                             -----------------    -----------------

                                         TOTAL ASSETS             $348,687             $314,009
                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Premiums payable                                                $32,075              $10,498
   Deposits from insureds                                           18,082               10,164
   Notes payable to bank                                             7,500                    -
   Currently payable federal income taxes                            1,536                  512
   Other liabilities                                                 4,906                4,475
                                                             -----------------    -----------------
                                                                    64,099               25,649

SHAREHOLDERS' EQUITY:
   Common stock:
      Class A                                                          114                  121
      Class B                                                          507                  523
      Additional paid-in capital                                    35,248               36,272
      Unrealized net gains on investments                           29,640               32,377
      Retained earnings                                            219,079              219,067
                                                             -----------------    -----------------
                                                                   284,588              288,360
                                                             -----------------    -----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $348,687             $314,009
                                                             =================    =================



See notes to condensed financial statements

                                                 SCHEDULE II
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                    FORM 10-K - YEAR ENDED DECEMBER 31, 2002


                                            BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME
                                                                        Year Ended December 31
                                                                 2002             2001             2000
                                                           ---------------  ---------------  ---------------
REVENUE:
   Commissions                                                    $18,992          $10,385           $7,340
   Dividends from subsidiaries                                      5,000            3,750            5,000
   Net investment income                                              689            1,478            1,265
   Realized net gains (losses) on investments                        (652)            (183)          (2,665)
   Other                                                            1,982            1,513            1,083
                                                           ---------------  ---------------  ---------------
                                                                   26,011           16,943           12,023

EXPENSES:
   Salary and related items                                         7,907            6,631            7,037
   Other                                                            5,418            4,851            4,497
                                                           ---------------  ---------------  ---------------
                                                                   13,325           11,482           11,534
                                                           ---------------  ---------------  ---------------
                    INCOME BEFORE FEDERAL INCOME TAXES
                           AND EQUITY IN UNDISTRIBUTED
                                INCOME OF SUBSIDIARIES             12,686            5,461              489
Federal income taxes                                                2,715              390           (1,552)
                                                           ---------------  ---------------  ---------------
                                                                    9,971            5,071            2,041
Equity in undistributed income
   of subsidiaries                                                  2,395              319           17,709
                                                           ---------------  ---------------  ---------------

                                            NET INCOME            $12,366           $5,390          $19,750
                                                           ===============  ===============  ===============


See notes to consolidated financial statements


                                                       SCHEDULE II
                                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                         FORM 10-K - YEAR ENDED DECEMBER 31, 2002


                                                  BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
                                                                         Year Ended December 31
                                                                 2002             2001            2000
                                                           ---------------  ---------------  ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $33,039          $11,566           $9,616

INVESTING ACTIVITIES:
   Purchases of long-term investments                              (8,290)          (3,757)          (1,836)
   Increase in notes receivable from employees                     (4,976)            (532)          (1,709)
   Sales or maturities of long-term investments                     1,285            2,348            1,800
   Distributions from limited partnerships                            612            9,844            1,799
   Net purchases of property and equipment                           (528)          (1,727)          (2,183)
   Other                                                              128               38             (566)
                                                           ---------------  ---------------  ---------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (11,769)           6,214           (2,695)

FINANCING ACTIVITIES:
   Cost of treasury shares                                         (8,419)            (528)            (431)
   Dividends paid to shareholders                                  (5,070)          (5,260)          (5,257)
   Drawing on line of credit                                       10,000                -            5,411
   Repayment on line of credit                                     (2,500)          (5,411)          (8,528)
   Other                                                                2                3               10
                                                           ---------------  ---------------  ---------------
                  NET CASH USED IN FINANCING ACTIVITIES            (5,987)         (11,196)          (8,796)
                                                           ---------------  ---------------  ---------------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            15,283            6,583           (1,875)
Cash and cash equivalents at begininng of year                     11,140            4,556            6,432
                                                           ---------------  ---------------  ---------------
               CASH AND CASH EQUIVALENTS AT END OF YEAR           $26,423          $11,140           $4,556
                                                           ===============  ===============  ===============


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

                                         SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                               FORM 10-K - YEAR ENDED DECEMBER 31, 2002

                                                BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                        (DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
   Column A         Column B     Column C   Column D   Column E   Column F   Column G   Column H    Column I    Column J   Column K
------------------------------------------------------------------------------------------------------------------------------------

                                  As of December 31,                                    Year Ended December 31,
                  ---------------------------------------------- -------------------------------------------------------------------
                                 Reserves
                                for Unpaid              Other                           Benefits,  Amortization
                    Deferred      Claims                Policy                           Claims,   of Deferred
                     Policy     and Claim             Claims and    Net         Net    Losses and    Policy       Other       Net
                  Acquisition  Adjustment   Unearned   Benefits   Premium   Investment Settlement  Acquisition  Operating  Premiums
      Segment        Costs      Expenses    Premiums   Payable     Earned     Income    Expenses      Costs     Expenses    Written
----------------- ----------- ------------ ---------- ---------- ---------- ---------- ----------- ------------ ---------- ---------
                                                                               (A)        (A)                    (A) (B)
Property/Casualty
 Insurance

    2002             $ 4,177    $ 277,744   $ 29,016       ---   $ 104,392   $ 14,964    $ 68,107    $ 12,072    $ (3,483)  $109,453

    2001               3,523      247,143     23,914       ---      83,138     17,626      81,870       9,692          45     82,645

    2000               3,674      182,425     24,441       ---      77,439     19,049      57,470       9,740       4,394     77,214

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




                                        SCHEDULE IV -- REINSURANCE

                                 Form 10-K - Year Ended December 31, 2002

                                 Baldwin & Lyons, Inc. and Subsidiaries

                                          (Dollars in thousands)

---------------------------------------------------------------------------------------------------
             Column A               Column B      Column C     Column D    Column E      Column F
---------------------------------------------------------------------------------------------------

                                                                                          % of
                                                   Ceded       Assumed                    Amount
                                     Direct       to Other    from Other      Net       Assumed to
                                    Premiums     Companies    Companies     Amount         Net
                                   -----------  -----------  -----------  -----------  -----------
Premiums Earned -
 Property/casualty insurance:

     Years Ended December 31:

               2002                 $ 160,035     $ 63,790     $ 8,147     $ 104,392          7.8

               2001                   114,913       37,706       5,931        83,138          7.1

               2000                    96,702       23,943       4,680        77,439          6.0



                                             SCHEDULE VI--SUPPLEMENTAL INFORMATION
                                       CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                            FORM 10-K - YEAR ENDED DECEMBER 31, 2002

                                             BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                     (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
   Column A      Column B   Column C   Column D  Column E Column F   Column G       Column H        Column I    Column J   Column K
------------------------------------------------------------------------------------------------------------------------------------

                              As of December 31,                                 Year Ended December 31,
                ----------------------------------------- --------------------------------------------------------------------------
                                                                                Claims and Claim
                                                                                   Adjustment
                            Reserves                                            Expenses Incurred  Amortiza-
                           for Unpaid  Discount,                                   Related to       tion of
                 Deferred    Claims     if any                                  -----------------   Deferred  Paid Claims
  AFFILIATION     Policy   and Claim   Deducted                         Net       (1)      (2)      Policy    and Claim      Net
     WITH        Acquisi-  Adjustment     in     Unearned  Earned   Investment  Current   Prior    Acquisition Adjustment  Premiums
   REGISTRANT   tion Costs  Expenses   Column C  Premiums Premiums    Income     Year     Years      Costs      Expenses   Written
--------------- ---------- ----------  --------- -------- -------- ---------- --------- --------- ----------- ----------- ----------
                                          (A)
Consolidated
Property/
Casualty
Subsidiaries:

    2002           $4,177   $277,744     $6,396   $29,016 $104,392   $14,964   $78,115   ($10,008)   $12,072     $61,246    $109,453

    2001            3,523    247,143      4,724    23,914   83,138    17,626    82,757       (887)     9,692      64,369      82,645

    2000            3,674    182,425      5,096    24,441   77,439    19,049    65,557     (8,107)     9,740      67,909      77,214


A) Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALDWIN & LYONS, INC.


March 26, 2003                        By      /s/ Gary W. Miller
                                              ----------------------------
                                              Gary W. Miller, Chairman
                                              and CEO
                                              (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



March 26, 2003                        By      /s/ Gary W. Miller
                                              ----------------------------
                                              Gary W. Miller, Chairman
                                              and CEO; Director


March 26, 2003                        By      /s/ G. Patrick Corydon
                                              ----------------------------
                                              G. Patrick Corydon, Senior Vice
                                              President - Finance and CFO
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


March 26, 2003                        By      /s/ Joseph DeVito
                                              ---------------------------
                                              Joseph DeVito, Director and
                                              ExecutiveVice President


March 26, 2003                        By      /s/ James Good
                                              ---------------------------
                                              James Good, Director and
                                              Executive Vice President


March 26, 2003                        By      /s/ Stuart D. Bilton    (*)
                                              ---------------------------
                                              Stuart D. Bilton, Director


March 26, 2003                        By      /s/ Otto N. Frenzel III (*)
                                              ---------------------------
                                              Otto N. Frenzel III, Director

March 26, 2003                        By      /s/ John M. O'Mara     (*)
                                              ---------------------------
                                              John M. O'Mara, Director


March 26, 2003                        By      /s/ Thomas H. Patrick  (*)
                                              ---------------------------
                                              Thomas H. Patrick, Director


March 26, 2003                        By      /s/ Nathan Shapiro     (*)
                                              ---------------------------
                                              Nathan Shapiro, Director


March 26, 2003                        By      /s/ Norton Shapiro     (*)
                                              ---------------------------
                                              Norton Shapiro, Director


March 26, 2003                        By      /s/ John D. Weil       (*)
                                              ---------------------------
                                              John D. Weil, Director


March 26, 2003                        By      /s/ Robert Shapiro     (*)
                                              ---------------------------
                                              Robert Shapiro, Director


March 26, 2003                        By      /s/ John Pigott        (*)
                                              ---------------------------
                                              John Pigott, Director


(*) By Gary W. Miller, Attorney-in-Fact

                              BALDWIN & LYONS, INC.
                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION


I, Gary W. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of Baldwin & Lyons, Inc.;

2. Based on my knowledge, this annual does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003



/s/ Gary W. Miller
------------------------------
Gary W. Miller
Chairman of the Board
   and Chief Executive Officer


CERTIFICATION

I, G. Patrick Corydon, certify that:

1. I have reviewed this annual report on Form 10-K of Baldwin & Lyons, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003





/s/ G. Patrick Corydon
-------------------------
G. Patrick Corydon
Senior Vice President and

Chief Financial Officer

                              ANNUAL REPORT ON FORM 10-K







                             ITEM 15(c)--CERTAIN EXHIBITS



                             YEAR ENDED DECEMBER 31, 2002

                                  BALDWIN & LYONS, INC.

                                 INDIANAPOLIS, INDIANA

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2002


                                INDEX TO EXHIBITS



                                                BEGINS ON SEQUENTIAL PAGE
              EXHIBIT NO.                          NUMBER OF FORM 10-K
------------------------------------------      -------------------------
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

                                                BEGINS ON SEQUENTIAL PAGE
              EXHIBIT NO.                          NUMBER OF FORM 10-K
------------------------------------------      -------------------------
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

EXHIBIT 11--
Computation of Per Share Earnings                          p. 68

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.                      p. 69

EXHIBIT 23--
Consent of Ernst & Young LLP                               p. 70

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                                     p. 71

EXHIBIT 99.1--
Certification of CEO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.                     p. 74

EXHIBIT 99.1--
Certification of CFO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.                     p. 75