Form 10-Q
period 2003-03-31
BALDWIN & LYONS INC
filed 2003-05-12
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                      Commission file number
           March 31, 2003                                0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                 35-0160330
               -------                                 ----------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA         46204
-------------------------------------------------         -----
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X       No
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2003:

        TITLE OF CLASS                   NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                            2,666,666
      Class B (nonvoting)                        11,890,979


Index to Exhibits located on page 15.




                          Page 1 of a total of 18 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                March 31           December 31
                                                                  2003                2002
                                                            ------------------  ------------------
ASSETS
Investments:
   Fixed maturities                                                 $ 293,335           $ 290,155
   Equity securities                                                   99,950             105,441
   Short-term and other                                                 5,997               9,158
                                                            ------------------  ------------------
                                                                      399,282             404,754
Cash and cash equivalents                                              53,218              41,699
Accounts receivable                                                    39,060              33,646
Reinsurance recoverable                                               147,236             137,870
Notes receivable from employees                                         7,346               7,494
Current federal income taxes                                                -               1,701
Other assets                                                           17,578              17,298
                                                            ------------------  ------------------
                                                                    $ 663,720           $ 644,462
                                                            ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                               $ 284,867           $ 277,744
Reserves for unearned premiums                                         36,482              29,016
Accounts payable and accrued expenses                                  42,572              39,854
Note payable to bank                                                    7,500               7,500
Currect federal income taxes                                            1,386                   -
Deferred federal income taxes                                           4,109               5,760
                                                            ------------------  ------------------
                                                                      376,916             359,874
Shareholders' equity:
   Common stock-no par value                                              621                 621
   Additional paid-in capital                                          35,283              35,248
   Unrealized net gains on investments                                 28,409              29,640
   Retained earnings                                                  222,491             219,079
                                                            ------------------  ------------------
                                                                      286,804             284,588
                                                            ------------------  ------------------
                                                                    $ 663,720           $ 644,462
                                                            ==================  ==================

Number of common and common
    equivalent shares outstanding                                      14,646              14,645
Book value per outstanding share                                       $19.58              $19.43


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended
                                                                                 March 31
                                                                    -----------------------------------
                                                                         2003               2002
                                                                    ----------------   ----------------
REVENUES
Net premiums earned                                                        $ 31,701            $21,664
Net investment income                                                         3,373              3,883
Realized net gains (losses) on investments                                   (2,452)               835
Commissions and other income                                                  1,502              1,229
                                                                    ----------------   ----------------
                                                                             34,124             27,611
EXPENSES
Losses and loss expenses incurred                                            20,511             13,764
Other operating expenses                                                      6,983              5,818
                                                                    ----------------   ----------------
                                                                             27,494             19,582
                                                                    ----------------   ----------------
                             INCOME BEFORE FEDERAL INCOME TAXES               6,630              8,029
Federal income taxes                                                          2,098              2,570
                                                                    ----------------   ----------------
                                                     NET INCOME             $ 4,532            $ 5,459
                                                                    ================   ================

PER SHARE DATA:
                                               DILUTED EARNINGS              $  .31             $  .37
                                                                    ================   ================

                                                 BASIC EARNINGS              $  .31             $  .37
                                                                    ================   ================

                                 DIVIDENDS PAID TO SHAREHOLDERS              $  .10             $  .08
                                                                    ================   ================

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                                        14,554             14,783
   Dilutive effect of options outstanding                                       102                 98
                                                                    ----------------   ----------------
   Average shares outstanding - diluted                                      14,656             14,881
                                                                    ================   ================


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                         Three Months Ended
                                                                              March 31
                                                                       2003             2002
                                                                   --------------  ---------------

Net cash provided by operating activities                                $ 9,218         $ 13,881
Investing activities:
   Purchases of long-term investments                                    (46,204)         (38,276)
   Proceeds from sales or maturities
       of long-term investments                                           49,473           40,174
   Net sales of short-term investments                                       989           11,995
   Decrease (increase) in notes
       receivable from employees                                              75           (5,036)
   Other investing activities                                               (576)            (324)
                                                                   --------------  ---------------
                       Net cash provided by investing activities           3,757            8,533
Financing activities:
   Dividends paid to shareholders                                         (1,457)          (1,143)
   Cost of treasury stock purchased                                            -           (8,854)
   Drawing on line of credit                                                   -           10,000
   Proceeds from sales of common stock                                         1                2
                                                                   --------------  ---------------
             Net cash provided by (used in) financing activities          (1,456)               5
                                                                   --------------  ---------------
                           Increase in cash and cash equivalents          11,519           22,419
Cash and cash equivalents at beginning of period                          41,699           31,840
                                                                   --------------  ---------------
   Cash and cash equivalents at end of period                            $53,218          $54,259
                                                                   ==============  ===============


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10K.

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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2003 and 2002 comparative periods.

                                         2003           2002
                                     -------------  -------------
Quarter ended March 31:
   Premiums ceded to reinsurers          $ 17,713      $  11,670
   Losses and loss expenses
      ceded to reinsurers                  21,156         14,965
   Commissions from reinsurers              4,825          3,447

(4) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. Total realized and unrealized income for the quarter ended March 31, 2003 was $3,638 and compares to total realized and unrealized income of $5,143 for the quarter ended March 31, 2002.

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

                                                       PRIVATE       SMALL                   SMALL BUSINESS
                                           FLEET      PASSENGER      FLEET     REINSURANCE       WORKERS'
                                          TRUCKING    AUTOMOBILE    TRUCKING     ASSUMED      COMPENSATION      TOTALS
                                        -----------  ------------  ----------  -----------  ----------------  -----------
QUARTER ENDED MARCH 31:
2003:
Direct and assumed premium written        $ 34,438     $  13,737    $  3,577    $   2,823        $   2,192      $ 56,870
Net premium earned and fee income           18,107         9,243       1,792        2,559            1,132        32,932
Underwriting gain (loss) (a)                 6,879           636         153          483              (10)        8,299

2002:
Direct and assumed premium written          21,504        10,869       2,635        1,775            1,374        38,225
Net premium earned and fee income           10,597         7,915       2,219        1,206              773        22,768
Underwriting gain (loss) (a)                 4,362           688         303          253             (131)        5,431

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

                                                                            2003           2002
                                                                         ------------  --------------
REVENUE:
   Net premium earned and fee income                                        $ 32,932       $  22,768
   Net investment income                                                       3,373           3,883
   Realized net gains on investments                                          (2,452)            835
   Other income                                                                  271             125
                                                                         ------------  --------------
                                              TOTAL CONSOLIDATED REVENUE    $ 34,124       $  27,611
                                                                         ============  ==============

PROFIT:
Underwriting gain                                                           $  8,299       $   5,431
Net investment income                                                          3,373           3,883
Realized net gains on investments                                             (2,452)            835
Corporate expenses                                                            (2,590)         (2,120)
                                                                         ------------  --------------
                                      INCOME BEFORE FEDERAL INCOME TAXES    $  6,630       $   8,029
                                                                         ============  ==============

(7) LOANS TO EMPLOYEES: The Company has provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,346 of such full-recourse loans were issued and outstanding at March 31, 2003 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) STOCK SPLIT: All share and per share amounts are adjusted for the five-for-four stock split on February 17, 2003.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flows relating to premiums are significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have increased slightly over the past two years as premium volume in the Company's large fleet trucking division have increased relative to other products. The average ceding rate on large fleet trucking liability business had decreased since 2000 as Protective has retained more risk but still is substantially higher than the ceding rate on other products. For the three months ended March 31, 2003, the Company experienced positive cash flow from operations totaling $9.2 million and compares to positive cash flow of $13.9 million for the three months ended March 31, 2002. The decrease in cash flows compared to the 2002 period is due primarily to large claim settlements made during March, 2003, which were heavily covered by reinsurance. Reinsurance recoverable on paid claims increased $5.6 million from December 31, 2002, as a result. Payments of these amounts were received in April. The first quarter of 2002 also included $3.5 million in federal income tax recoveries not present in the current year first quarter.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.5 years at March 31, 2003 compared to
2.9 years at December 31, 2002.

The Company's assets at March 31, 2003 included $53.2 million in investments classified as short-term or cash equivalents which were readily convertible to cash without significant market penalty. An additional $74.8 million of fixed maturity investments will mature within the twelve month period following March 31, 2003. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2003, $40.8 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $182.3 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The Company has borrowed $7.5 million under bank lines of credit in connection with recent purchases of treasury stock. Interest expense related to these borrowings is included in corporate expenses and is not material. In addition, the parent company had cash and marketable securities valued at $33.8 million at March 31, 2003.

The Company's annualized premium writing to surplus ratio for the first quarter of 2003 was approximately 60%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital structures are several times higher than the minimum amounts designated by the National Association of Insurance Commissions.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 2003 TO FIRST QUARTER, 2002
           ----------------------------------------------------------

Net premiums earned during the first quarter of 2003 increased $10.0 million (46%) as compared to the same period of 2002. The increase is due primarily to a 77% increase in premiums from the Company's fleet trucking program as the market has allowed the Company to maintain rate levels while continuing to add new accounts over the past five quarters. In addition, premiums from the Company's voluntary reinsurance assumed program increased 91% due primarily to rate increases and increased participation under existing agreements. Premiums from the Company's small business workers' compensation and private passenger automobile programs increased 44% and 17%, respectively, due to rate increases and continued geographic expansion. Net premiums from the Company's small fleet trucking program decreased 19% reflecting the intense competition in this market segment which has only recently subsided. The decline in premium from this division reflects the Company's philosophy that allows business to be lost rather than lowering prices to meet unrealistic competition.

Direct premiums written and assumed increased at approximately the same rate as net premium earned, totaling $56.9 million, or 49% greater than the $38.2 million reported a year earlier. All divisions experienced direct premium growth ranging from 26% to 60% when compared to the first quarter of 2002. Premium ceded to reinsurers averaged 32.8% of direct premium production for the current quarter compared to 32.0% a year earlier.

Net investment income during the first quarter of 2003 was 13% lower than the first quarter of 2002 due primarily to the continued decline in investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped nearly three-quarters of a point from the prior year quarter. After tax yields posted a similar decline. There was no significant change in the mix of investments in the Company's portfolio during the quarter. The average life of the Company's fixed income portfolio decreased from 2.9 years at the prior year end to 2.5 years at March 31, 2003 reflecting management's continuing decision not to commit funds for longer terms as long as interest rates remain at 50 year lows.

The first quarter 2003 net realized loss of $2.5 consisted of net losses on equity securities, short-term investments and fixed maturities and of $1.6 million, $.8 million and $.1 million, respectively. The net realized loss included charges for other-than-temporary impairment on equity securities and fixed maturities of $1.3 million and $.4 million, respectively.


                                      - 8 -
Losses and loss expenses incurred during the first quarter of 2003 increased $6.7 million from that experienced during the first quarter of 2002, consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                                2003               2002
                                                                ----               ----
         Large and medium fleet trucking                        67.6%              67.3%
         Private passenger automobile                           63.2               62.9
         Small fleet trucking                                   53.7               56.6
         Voluntary reinsurance assumed                          66.2               48.1
         Small business workers' compensation                   60.5               62.5
         All lines                                              64.7               63.5


Other operating expenses for the first quarter of 2003 increased 20% from the first quarter of 2002, and, after consideration of ceding allowances, compares favorably with the 46% increase in premiums earned from the 2002 quarter as many of the Company's expenses do not vary directly with premium volume. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Total ceding allowances totaled $4.8 million for the 2003 quarter compared to $3.4 million for the 2002 quarter. The ratio of consolidated other operating expenses to operating revenue was 19.1% during the first quarter of 2003 compared to 21.7% for the 2002 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2003 was 31.6% and differs from the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $.9 million during the first quarter of 2003 as compared with the 2002 first quarter. After removing realized capital transactions, income increased approximately $1.2 million in the 2003 quarter.


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


                          CRITICAL ACCOUNTING POLICIES

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10K filed for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

(11)     Statement regarding computation         EXHIBIT 11 --
         of per share earnings                   Computation of Per Share
                                                 Earnings

(99.1)   Certification of CEO                    EXHIBIT 99.1
         pursuant to 18 U.S.C. 1350              Certification of CEO

(99.2)   Certification of CFO                    EXHIBIT 99.2
         pursuant to 18 U.S.C. 1350              Certification of CFO


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

No reports on Form 8-K have been filed by the registrant during the three months ended March 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  May 9, 2003                  By   /s/ Gary W. Miller
      -----------                       -------------------
                                        Gary W. Miller,
                                        Chairman of the Board and
                                        Chief Executive Officer






Date  May 9, 2003                  By   /s/ G. Patrick Corydon
      -----------                       ----------------------
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

CERTIFICATION
-------------

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

Date: May 9, 2003


/s/ Gary W. Miller
------------------
Gary W. Miller
Chairman of the Board
   and Chief Executive Officer


CERTIFICATION
-------------

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

Date: May 9, 2003


/s/ G. Patrick Corydon
----------------------
G. Patrick Corydon
Senior Vice President and
Chief Financial Officer

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2003



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