Form 10-Q
period 2003-06-30
BALDWIN & LYONS INC
filed 2003-08-06
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



              ------------------------------------------------------

          For Quarter Ended                       Commission file number
            June 30, 2003                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                   35-0160330
               -------                                   ----------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification Number)

1099 North Meridian Street, Indianapolis, Indiana          46204
-------------------------------------------------          -----
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X       No
     -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2003:


         TITLE OF CLASS                   NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                              2,666,666
      Class B (nonvoting)                          11,891,854


Index to Exhibits located on page 15.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 JUNE 30            December 31
                                                                  2003                 2002
                                                            ------------------   ------------------
ASSETS
Investments:
   Fixed maturities                                                 $ 285,296            $ 290,155
   Equity securities                                                  114,311              105,441
   Short-term and other                                                16,356                9,158
                                                            ------------------   ------------------
                                                                      415,963              404,754
Cash and cash equivalents                                              61,304               41,699
Accounts receivable                                                    37,207               33,646
Reinsurance recoverable                                               148,237              137,870
Notes receivable from employees                                         6,996                7,494
Current federal income taxes                                                -                1,701
Other assets                                                           18,997               17,298
                                                            ------------------   ------------------
                                                                    $ 688,704            $ 644,462
                                                            ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                               $ 292,295            $ 277,744
Reserves for unearned premiums                                         38,296               29,016
Accounts payable and accrued expenses                                  40,653               39,854
Note payable to bank                                                        -                7,500
Current federal income taxes                                            2,783                    -
Deferred federal income taxes                                           8,734                5,760
                                                            ------------------   ------------------
                                                                      382,761              359,874
Shareholders' equity:
   Common stock-no par value                                              621                  621
   Additional paid-in capital                                          35,321               35,248
   Unrealized net gains on investments                                 38,258               29,640
   Retained earnings                                                  231,742              219,079
                                                            ------------------   ------------------
                                                                      305,942              284,588
                                                            ------------------   ------------------
                                                                    $ 688,704            $ 644,462
                                                            ==================   ==================

Number of common and common
    equivalent shares outstanding                                      14,699               14,645
Book value per outstanding share                                       $20.81               $19.43


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                      Six Months Ended
                                                                       June 30                                June 30
                                                          ----------------------------------     ----------------------------------
                                                               2003               2002                2003               2002
                                                          ---------------    ---------------     ----------------   ---------------
REVENUES
Net premiums earned                                             $ 36,960            $25,865              $68,661           $47,529
Net investment income                                              3,124              3,793                6,497             7,676
Realized net gains (losses) on investments                         5,739               (735)               3,287               100
Commissions and other income                                       1,443              1,284                2,945             2,513
                                                          ---------------    ---------------     ----------------   ---------------
                                                                  47,266             30,207               81,390            57,818
EXPENSES
Losses and loss expenses incurred                                 23,900             17,137               44,411            30,901
Other operating expenses                                           8,145              5,630               15,128            11,448
                                                          ---------------    ---------------     ----------------   ---------------
                                                                  32,045             22,767               59,539            42,349
                                                          ---------------    ---------------     ----------------   ---------------
                    INCOME BEFORE FEDERAL INCOME TAXES            15,221              7,440               21,851            15,469
Federal income taxes                                               4,920              2,518                7,018             5,088
                                                          ---------------    ---------------     ----------------   ---------------
                                            NET INCOME          $ 10,301            $ 4,922              $14,833          $ 10,381
                                                          ===============    ===============     ================   ===============

PER SHARE DATA:
                                      DILUTED EARNINGS            $  .70             $  .34               $ 1.01            $  .70
                                                          ===============    ===============     ================   ===============

                                        BASIC EARNINGS            $  .71             $  .34               $ 1.02            $  .71
                                                          ===============    ===============     ================   ===============

                        DIVIDENDS PAID TO SHAREHOLDERS            $  .10             $  .08               $  .20            $  .16
                                                          ===============    ===============     ================   ===============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                             14,558             14,557               14,556            14,669
   Dilutive effect of options outstanding                            157                101                  116               101
                                                          ---------------    ---------------     ----------------   ---------------
   Average shares outstanding - diluted                           14,715             14,658               14,672            14,770
                                                          ===============    ===============     ================   ===============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                              Six Months Ended
                                                                                   June 30
                                                                           2003              2002
                                                                       --------------   ---------------
Net cash provided by operating activities                                   $ 25,565          $ 17,809
Investing activities:
   Purchases of long-term investments                                        (90,297)          (86,715)
   Proceeds from sales or maturities
       of long-term investments                                              104,475            70,053
   Net sales (purchases) of short-term investments                            (8,946)           15,012
   Decrease (increase) in notes receivable from employees                        495            (5,036)
   Other investing activities                                                 (1,278)             (799)
                                                                       --------------   ---------------
                Net cash provided by (used in) investing activities            4,449            (7,485)
Financing activities:
   Dividends paid to shareholders                                             (2,913)           (2,308)
   Cost of treasury stock purchased                                                -            (8,854)
   Drawing on line of credit                                                       -            10,000
   Repayment on line of credit                                                (7,500)                -
   Proceeds from sales of common stock                                             4                 2
                                                                       --------------   ---------------
                              Net cash used in financing activities          (10,409)           (1,160)
                                                                       --------------   ---------------
                              Increase in cash and cash equivalents           19,605             9,164
Cash and cash equivalents at beginning of period                              41,699            31,840
                                                                       --------------   ---------------
   Cash and cash equivalents at end of period                                $61,304           $41,004
                                                                       ==============   ===============


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2003 and 2002 comparative periods.

                                                   2003           2002
                                                ------------   ------------
Quarter ended June 30:
   Premiums ceded to reinsurers                    $ 17,377       $ 15,795
   Losses and loss expenses
      ceded to reinsurers                            21,189          4,413
   Commissions from reinsurers                        4,765          4,344

Six months ended June 30:
   Premiums ceded to reinsurers                      35,090         27,465
   Losses and loss expenses
      ceded to reinsurers                            42,282         19,333
   Commissions from reinsurers                        9,590          7,791



(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2003 was $20,556 and compares to a total realized and unrealized loss of $3,564 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, total realized and unrealized income was $24,194 and compares to total realized and unrealized income of $1,579 for the six months ended June 30, 2002.

(5) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions and, accordingly, segment profit presented here will not agree with statutory underwriting gains for this segment which may be quoted elsewhere in the Company's financial statements.

                                                      2003                                         2002
                                  ---------------------------------------------  -----------------------------------------
                                    DIRECT AND    NET PREMIUM    SEGMENT PROFIT    Direct and    Net Premium     Segment
                                     ASSUMED       EARNED AND        (LOSS)         Assumed      Earned and   Profit (Loss)
                                     PREMIUM       FEE INCOME                       Premium      Fee Income
                                     WRITTEN                                        Written
                                  -------------  -------------  ---------------  -------------  ------------  ------------
QUARTER ENDED JUNE 30:
PROTECTIVE PRODUCTS:
Fleet trucking                        $ 36,048      $  20,803         $  8,153       $ 27,142      $ 13,306      $  5,086
Reinsurance assumed                      2,786          3,271              500          2,171         2,151           388
SAGAMORE PRODUCTS:
Personal division                        9,857         10,241              849          8,733         8,494           623
Commercial division:
Small fleet trucking                     4,760          2,111               24          3,110         2,176           410
Workers' compensation                    2,350          1,553             (469)         1,260           829           152
                                  -------------  -------------  ---------------  -------------  ------------  ------------
Total Commercial division                7,110          3,664             (445)         4,370         3,005           562
All other                                  342            272             (207)            68            58            50
                                  -------------  -------------  ---------------  -------------  ------------  ------------
Totals                                $ 56,143      $  38,251         $  8,850       $ 42,484      $ 27,014      $  6,709
                                  =============  =============  ===============  =============  ============  ============

SIX MONTHS ENDED JUNE 30:
PROTECTIVE PRODUCTS:
Fleet trucking                        $ 70,486      $  38,910        $  15,034       $ 48,646      $ 23,903      $  9,448
Reinsurance assumed                      5,609          5,830              983          3,946         3,357           640
SAGAMORE PRODUCTS:
Personal division                       23,594         19,484            1,485         19,602        16,409         1,310
Commercial division:
Small fleet trucking                     8,337          3,903              177          5,745         4,390           707
Workers' compensation                    4,542          2,685             (480)         2,634         1,605            24
                                  -------------  -------------  ---------------  -------------  ------------  ------------
Total Commercial division               12,879          6,588             (303)         8,379         5,995           731
All other                                  445            371              (50)           136           116             6
                                  -------------  -------------  ---------------  -------------  ------------  ------------

Totals                               $ 113,013      $  71,183        $  17,149       $ 80,709      $ 49,780      $ 12,135
                                  =============  =============  ===============  =============  ============  ============



(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                            Three Months Ended            Six Months Ended
                                                                 June 30                      June 30
                                                           2003           2002           2003          2002
                                                       -------------  -------------  -------------  ------------
REVENUE:
Net premium earned and fee income                          $ 38,251       $ 27,014       $ 71,183      $ 49,780
Net investment income                                         3,124          3,793          6,497         7,676
Realized net gains (losses) on investments                    5,739           (735)         3,287           100
Other                                                           152            135            423           262
                                                       -------------  -------------  -------------  ------------
                       Total consolidated revenue          $ 47,266       $ 30,207       $ 81,390      $ 57,818
                                                       =============  =============  =============  ============

PROFIT:
Segment profit                                             $  8,850       $  6,709       $ 17,149      $ 12,135
Net investment income                                         3,124          3,793          6,497         7,676
Realized net gains (losses) on investments                    5,739           (735)         3,287           100
Corporate expenses                                           (2,492)        (2,327)        (5,082)       (4,442)
                                                       -------------  -------------  -------------  ------------
               Income before federal income taxes          $ 15,221       $  7,440       $ 21,851      $ 15,469
                                                       =============  =============  =============  ============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $6,996 remain outstanding at June 30, 2003 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) STOCK SPLIT: All share and per share amounts are adjusted for the five-for-four stock split on February 17, 2003.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have decreased recently reflective of the effect of the provisions of reinsurance agreements currently in place. For the six months ended June 30, 2003, the Company experienced positive cash flow from operations totaling $25.6 million, a significant improvement from the $17.8 million in positive cash flow generated during the first half of 2002. The primary difference in cash flows for the periods presented is attributable to a 46% increase in premiums collected net of reinsurance. The increase in premium collections was partially offset by related increases in losses paid and operating expenses that normally follow such a premium volume increase.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.5 years at June 30, 2003 compared to
2.9 years at December 31, 2002.

The Company's assets at June 30, 2003 included $61.3 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $72.8 of fixed maturity investments will mature within the twelve-month period following June 30, 2003. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2003, $44.0 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $203.2 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $40.8 million at June 30, 2003.

The Company's annualized premium writing to surplus ratio for the first half of 2003 was approximately 53%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital structures are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                             RESULTS OF OPERATIONS

          COMPARISONS OF SECOND QUARTER, 2003 TO SECOND QUARTER, 2002

Net premiums earned during the second quarter of 2003 increased $11.1 million (43%) as compared to the same period of 2002. The increase is due primarily to a 61% increase in premiums from the Company's fleet trucking program as the market has allowed the Company to maintain rate levels while continuing to add new accounts over the past six quarters. In addition, premiums from the Company's voluntary reinsurance assumed program increased 39% due primarily to increased participation under existing agreements and new programs effective January 1, 2003. In addition, premiums from the Company's small business workers' compensation and private passenger automobile programs increased 93% and 20%, respectively, due to rate increases by competitors, which allow Sagamores's pricing to be more competitive, and continued geographic expansion. Premiums from the small fleet trucking program are nearly level with that of the prior year quarter as this product is gaining momentum in the marketplace.

Direct premiums written and assumed during the second quarter of 2003 totaled $56.1 million, a 32% increase from the $42.5 million reported a year earlier. All divisions experienced direct premium growth ranging from 16% to 87% when compared to the second quarter of 2002. Premium ceded to reinsurers averaged 32.8% of direct premium production for the current quarter compared to 39.2% a year earlier.

Net investment income, before tax, during the second quarter of 2003 was 18% lower than the second quarter of 2002 due primarily to the continued decline in investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped one and three-quarters percentage points from the prior year quarter. After tax yields posted a slightly smaller decline as a portion of the Company's fixed income portfolio was converted from taxable to tax-exempt securities. The average life of the Company's fixed income portfolio decreased from 2.9 years at the prior year end to 2.5 years at June 30, 2003 reflecting management's continuing decision not to commit funds for longer terms as long as interest rates remain at 50 year lows.

The second quarter 2003 net realized gain of $5.7 million consisted of net gains on equity securities, short-term investments and fixed maturities and of $5.3 million, $.3 million and $.3 million, respectively. The above gains were partially offset by a charge for other-than-temporary impairment on investments of $.1 million.

Losses and loss expenses incurred during the second quarter of 2003 increased $6.8 million from that experienced during the second quarter of 2002, consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                                2003             2002
                                                                ----             ----
         Large and medium fleet trucking                        63.3%             71.2%
         Private passenger automobile                           62.7              65.5
         Small fleet trucking                                   59.2              48.7
         Voluntary reinsurance assumed                          61.8              67.5
         Small business workers' compensation                   96.1              47.1
         All lines                                              64.7              66.3


The increase in the loss and loss expense ratio for small business workers' compensation is due to reserve strengthening of prior period cases resulting from a reevaluation of exposures for this product. Because of the relatively small size of this product, the higher product loss ratio did not have a material impact on the consolidated loss ratio.

Other operating expenses for the second quarter of 2003 increased 45% from the second quarter of 2002. Adjusted for ceding allowances, operating expenses increased 29% from the second quarter of 2002 and compares favorably with the 43% increase in premiums earned from the 2002 quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the fleet trucking product. In addition, ceding allowance rates are slightly lower under current reinsurance agreements compared to rates in effect under prior period agreements. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Ceding allowances totaled $4.8 million for the 2003 quarter compared to $4.3 million for the 2002 quarter. The ratio of consolidated other operating expenses to operating revenue was 19.6% during the second quarter of 2003 compared to 18.2% for the 2002 second quarter reflecting the diminished effect of ceding commissions, contingent commissions to non-affiliated agents resulting from lower loss ratios and increases in payroll resulting from expanding business.

The effective federal tax rate for consolidated operations for the second quarter of 2003 was 32.3% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $5.4 million (109.3%) during the second quarter of 2003 as compared with the 2002 second quarter.

                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2003 TO
                          SIX MONTHS ENDED JUNE 30, 2002

Net premiums earned increased $21.1 million (44%) during the first six months of 2003 as compared to the same period of 2002. The increased premium volume is primarily attributable to a 68% increase in the Company's fleet trucking product for the same reasons mentioned above in the quarterly comparison. In addition, net premiums earned for the private passenger automobile, voluntary reinsurance assumed, and small business workers' compensation products increased 18%, 58% and 68%, respectively, all for reasons discussed in the quarterly comparison.

Direct premiums written and assumed during the first half of 2003 totaled $113.0 million, a 40% increase from the $80.7 million reported a year earlier. All divisions experienced direct premium growth ranging from 20% to 72% when compared to the first half of 2002. Premium ceded to reinsurers averaged 32.8% of direct premium production for the current quarter compared to 35.8% a year earlier.

Net investment income during the first half of 2003 was 15% lower than the 2002 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized gain on investments of $3.3 million for the first six months of 2003 consists of net gains on equity securities and fixed maturity investments of $5.1 million and $.5 million, respectively, and was partially offset by $.5 million in losses in short-term and other investments. The net realized gain was also partially offset by charges for other-than-temporary impairment on equity securities and fixed maturities of $1.4 million and $.4 million, respectively.

Losses and loss expenses incurred during the first six months of 2003 increased $13.5 million from the first six months of 2002, consistent with the increased premium volume previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                                                2003             2002
                                                                ----             ----
         Large and medium fleet trucking                        65.3%             69.5%
         Private passenger automobile                           62.9              64.2
         Small fleet trucking                                   56.7              52.7
         Voluntary reinsurance assumed                          63.7              60.5
         Small business workers' compensation                   81.1              54.7
         All lines                                              64.7              65.0


Other operating expenses increased $3.7 million (32%) during the first six months of 2003 compared to the same period of 2002. Ceding commission allowances included in net expenses were $9.6 million for the 2003 period compared to $7.8 million in the prior year period. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 19.4% for 2003 compared to 19.8% for 2002.

The effective federal tax rate for consolidated operations for the first six months of 2003 was 32.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $4.5 million (42.9%) during the first half of 2003 as compared with the 2002 period.

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

                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                 EXHIBIT NO.
----------------------------------------         --------------------------

(11)     Statement regarding computation         EXHIBIT 11 --
         of per share earnings                   Computation of Per Share
                                                 Earnings

(99.1)   Certification of CEO                    EXHIBIT 99.1
         pursuant to Section 302 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.2)   Certification of CFO                    EXHIBIT 99.2
         pursuant to Section 302 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.3)   Certification of CEO                    EXHIBIT 99.3
         pursuant to Section 906 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.4)   Certification of CFO                    EXHIBIT 99.4
         pursuant to Section 906 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350


ITEM 6 (b)  REPORTS ON FORM 8-K

A Form 8-K was filed by the registrant on May 1, 2003 regarding its earnings announcement for the first quarter of 2003.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     August 6, 2003              By  /S/ Gary W. Miller
      --------------------               -----------------------------------
                                         Gary W. Miller, Chairman and CEO






Date     August 6, 2003              By  /S/ G. Patrick Corydon
      --------------------               -----------------------------------
                                         G. Patrick Corydon,
                                         Senior Vice President - Finance
                                         (Principal Financial and
                                          Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2003



                                INDEX TO EXHIBITS




                                                   Begins on sequential
                                                   page number of Form
             Exhibit Number                               10-Q
             --------------                   -----------------------------

               EXHIBIT 11 Filed herewith electronically Computation of per share earnings

               EXHIBIT 99.1                   Filed herewith electronically
           Certification of CEO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act
            and 18 U.S.C. 1350

               EXHIBIT 99.2                   Filed herewith electronically
           Certification of CFO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act
            and 18 U.S.C. 1350

               EXHIBIT 99.3                   Filed herewith electronically
           Certification of CEO
      pursuant to Section 906 of the
            Sarbanes-Oxley Act
            and 18 U.S.C. 1350

               EXHIBIT 99.4                   Filed herewith electronically
           Certification of CFO
      pursuant to Section 906 of the
            Sarbanes-Oxley Act
            and 18 U.S.C. 1350