Form 10-Q
period 2003-09-30
BALDWIN & LYONS INC
filed 2003-11-06
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                       Commission file number
         September 30, 2003                               0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                   35-0160330
               -------                                   ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification Number)

1099 North Meridian Street, Indianapolis, Indiana          46204
-------------------------------------------------          -----
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X       No
     -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2003:


               TITLE OF CLASS                 NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                 2,666,666
      Class B (nonvoting)                             11,900,602


Index to Exhibits located on page 15.






                          Page 1 of a total of 22 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30          December 31
                                                                  2003                 2002
                                                            ------------------   ------------------
ASSETS
Investments:
   Fixed maturities                                                 $ 311,675            $ 290,155
   Equity securities                                                  118,146              105,441
   Short-term and other                                                22,529                9,158
                                                            ------------------   ------------------
                                                                      452,350              404,754
Cash and cash equivalents                                              45,102               41,699
Accounts receivable                                                    40,809               33,646
Reinsurance recoverable                                               154,566              137,870
Notes receivable from employees                                         5,163                7,494
Current federal income taxes                                                -                1,701
Other assets                                                           19,537               17,298
                                                            ------------------   ------------------
                                                                    $ 717,527            $ 644,462
                                                            ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                               $ 309,214            $ 277,744
Reserves for unearned premiums                                         39,317               29,016
Accounts payable and accrued expenses                                  43,885               39,854
Note payable to bank                                                        -                7,500
Current federal income taxes                                            2,284                    -
Deferred federal income taxes                                           8,756                5,760
                                                            ------------------   ------------------
                                                                      403,456              359,874
Shareholders' equity:
   Common stock-no par value                                              621                  621
   Additional paid-in capital                                          35,359               35,248
   Unrealized net gains on investments                                 39,659               29,640
   Retained earnings                                                  238,432              219,079
                                                            ------------------   ------------------
                                                                      314,071              284,588
                                                            ------------------   ------------------
                                                                    $ 717,527            $ 644,462
                                                            ==================   ==================

Number of common and common
    equivalent shares outstanding                                      14,701               14,645
Book value per outstanding share                                       $21.36               $19.43


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30                           September 30
                                                          ----------------------------------     ----------------------------------
                                                               2003               2002                2003               2002
                                                          ---------------    ---------------     ----------------   ---------------
REVENUES
Net premiums earned                                             $ 37,513            $27,040             $106,174           $74,569
Net investment income                                              2,987              3,524                9,484            11,200
Realized net gains (losses) on investments                         2,048             (4,972)               5,335            (4,872)
Other income                                                       1,547              1,288                4,492             3,801
                                                          ---------------    ---------------     ----------------   ---------------
                                                                  44,095             26,880              125,485            84,698
EXPENSES
Losses and loss expenses incurred                                 24,411             17,388               68,822            48,289
Other operating expenses                                           7,694              5,461               22,822            16,909
                                                          ---------------    ---------------     ----------------   ---------------
                                                                  32,105             22,849               91,644            65,198
                                                          ---------------    ---------------     ----------------   ---------------
                    INCOME BEFORE FEDERAL INCOME TAXES            11,990              4,031               33,841            19,500
Federal income taxes                                               3,868              1,200               10,886             6,288
                                                          ---------------    ---------------     ----------------   ---------------
                                            NET INCOME           $ 8,122            $ 2,831              $22,955          $ 13,212
                                                          ===============    ===============     ================   ===============

PER SHARE DATA:
                                      DILUTED EARNINGS            $  .55             $  .19               $ 1.56            $  .90
                                                          ===============    ===============     ================   ===============

                                        BASIC EARNINGS            $  .56             $  .19               $ 1.58            $  .90
                                                          ===============    ===============     ================   ===============

                        DIVIDENDS PAID TO SHAREHOLDERS            $  .10             $  .08               $  .30            $  .24
                                                          ===============    ===============     ================   ===============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                             14,558             14,553               14,557            14,630
   Dilutive effect of options outstanding                            184                102                  141               102
                                                          ---------------    ---------------     ----------------   ---------------
   Average shares outstanding - diluted                           14,742             14,655               14,698            14,732
                                                          ===============    ===============     ================   ===============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                September 30
                                                                           2003              2002
                                                                       --------------   ---------------
Net cash provided by operating activities                                   $ 42,170          $ 16,837
Investing activities:
   Purchases of long-term investments                                       (166,364)         (123,809)
   Proceeds from sales or maturities
       of long-term investments                                              153,554           108,011
   Net sales (purchases) of short-term investments                           (14,489)           17,994
   Decrease (increase) in notes receivable from employees                      2,316            (4,976)
   Other investing activities                                                 (1,920)           (1,254)
                                                                       --------------   ---------------
                              Net cash used in investing activities          (26,903)           (4,034)
Financing activities:
   Dividends paid to shareholders                                             (4,369)           (3,472)
   Cost of treasury stock purchased                                                -            (8,978)
   Drawing on line of credit                                                       -            10,000
   Repayment on line of credit                                                (7,500)                -
   Proceeds from sales of common stock                                             5                 2
                                                                       --------------   ---------------
                              Net cash used in financing activities          (11,864)           (2,448)
                                                                       --------------   ---------------
                              Increase in cash and cash equivalents            3,403            10,355
Cash and cash equivalents at beginning of period                              41,699            31,840
                                                                       --------------   ---------------
   Cash and cash equivalents at end of period                                $45,102           $42,195
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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2003 and 2002 comparative periods.

                                                   2003           2002
                                                ------------   ------------
Quarter ended September 30:
   Premiums ceded to reinsurers                    $ 19,000       $ 16,853
   Losses and loss expenses
      ceded to reinsurers                            18,795          8,557
   Commissions from reinsurers                        5,150          4,551

Nine months ended September 30:
   Premiums ceded to reinsurers                      54,090         44,318
   Losses and loss expenses
      ceded to reinsurers                            61,077         27,890
   Commissions from reinsurers                       14,740         12,342


(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended September 30, 2003 was $9,547 and compares to a total realized and unrealized loss of $2,638 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, total realized and unrealized income was $33,741 and compares to a total realized and unrealized loss of $1,059 for the nine months ended September 30, 2002.

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

                                                          2003                                        2002
                                        ------------------------------------------  -----------------------------------------
                                         DIRECT AND                                   Direct and
                                           ASSUMED      NET PREMIUM                    Assumed      Net Premium
                                           PREMIUM      EARNED AND       SEGMENT       Premium      Earned and      Segment
                                           WRITTEN      FEE INCOME    PROFIT (LOSS)    Written      Fee Income   Profit (Loss)
                                        ------------- --------------  ------------  -------------  ------------- ------------
THREE MONTHS ENDED SEPTEMBER 30:
PROTECTIVE PRODUCTS:
   Fleet trucking                           $ 37,803      $  21,023      $  8,241       $ 28,899       $ 14,055     $  6,495
   Reinsurance assumed                         2,993          2,881           607          2,504          2,327          329
SAGAMORE PRODUCTS:
   Personal division                           9,522         10,552         1,163          7,434          8,570          623
   Commercial division:
      Small fleet trucking                     4,407          2,620            59          2,884          2,076          405
      Workers' compensation                    2,595          1,630          (313)         1,720            926           15
                                        ------------- --------------  ------------  -------------  ------------- ------------
         Total Commercial division             7,002          4,250          (254)         4,604          3,002          420
All other                                        224            196          (202)           223            178         (350)
                                        ------------- --------------  ------------  -------------  ------------- ------------
                               Totals       $ 57,544      $  38,902      $  9,555       $ 43,664       $ 28,132     $  7,517
                                        ============= ==============  ============  =============  ============= ============

NINE MONTHS ENDED SEPTEMBER 30:
PROTECTIVE PRODUCTS:
   Fleet trucking                          $ 108,290      $  59,933      $ 23,279       $ 77,545       $ 37,958     $ 15,943
   Reinsurance assumed                         8,602          8,711         1,590          6,450          5,684          969
SAGAMORE PRODUCTS:
   Personal division                          33,117         30,035         2,647         27,036         24,979        1,933
   Commercial division:
      Small fleet trucking                    12,744          6,523           237          8,629          6,466        1,112
      Workers' compensation                    7,137          4,315          (792)         4,354          2,531           40
                                        ------------- --------------  ------------  -------------  ------------- ------------
         Total Commercial division            19,881         10,838          (555)        12,983          8,997        1,152
All other                                        668            567          (258)           359            295         (345)
                                        ------------- --------------  ------------  -------------  ------------- ------------
                               Totals      $ 170,558      $ 110,084      $ 26,703      $ 124,373       $ 77,913     $ 19,652
                                        ============= ==============  ============  =============  ============= ============


(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                          Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
                                                         2003           2002           2003          2002
                                                     -------------  -------------  ------------- -------------
REVENUE:
Net premium earned and fee income                        $ 38,902       $ 28,132      $ 110,084      $ 77,913
Net investment income                                       2,987          3,524          9,484        11,200
Realized net gains (losses) on investments                  2,048         (4,972)         5,335        (4,872)
Other                                                         158            196            582           457
                                                     -------------  -------------  ------------- -------------
                  Total consolidated revenue             $ 44,095       $ 26,880      $ 125,485      $ 84,698
                                                     =============  =============  ============= =============

PROFIT:
Segment profit                                           $  9,555       $  7,517       $ 26,703      $ 19,652
Net investment income                                       2,987          3,524          9,484        11,200
Realized net gains (losses) on investments                  2,048         (4,972)         5,335        (4,872)
Corporate expenses                                         (2,600)        (2,038)        (7,681)       (6,480)
                                                     -------------  -------------  ------------- -------------
          Income before federal income taxes             $ 11,990       $  4,031       $ 33,841      $ 19,500
                                                     =============  =============  ============= =============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $5,163 remain outstanding at September 30, 2003 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) STOCK SPLIT: All share and per share amounts are adjusted for the five-for-four stock split on February 17, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES


The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the nine months ended September 30, 2003, the Company experienced positive cash flow from operations totaling $42.2 million, a significant improvement from the $16.8 million in positive cash flow generated during the first nine months of 2002. The primary difference in cash flows for the periods presented is attributable to a 53% increase in premiums collected net of reinsurance. The increase in premium collections was partially offset by a related increase in operating expenses that normally follows such a premium volume increase as well as an increase federal income taxes paid.


For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 3.8 years at September 30, 2003 compared to 2.9 years at December 31, 2002.

The Company's assets at September 30, 2003 included $45.1 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $72.4 of fixed maturity investments will mature within the twelve-month period following September 30, 2003. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2003, $44.4 million may be transferred by dividend or loan to the parent company without approval by, or prior notification to, regulatory authorities. An additional $203.0 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $39.8 million at September 30, 2003.






                                      - 8 -
The Company's annualized premium writing to surplus ratio for the first nine months of 2003 was approximately 51%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS

            COMPARISONS OF THIRD QUARTER, 2003 TO THIRD QUARTER, 2002

Net premiums earned during the third quarter of 2003 increased $10.5 million (39%) as compared to the same period of 2002. The increase is due primarily to a 51% increase in premiums from the Company's fleet trucking program as the market has allowed the Company to maintain rate levels while continuing to add new accounts over the past year. In addition, premiums from the Company's small business workers' compensation, small fleet trucking and private passenger automobile programs increased 82%, 25% and 23%, respectively, due to rate increases by competitors, which allow Sagamore's pricing to be more competitive, as well as continued geographic expansion.

Direct and assumed premiums written during the third quarter of 2003 totaled $57.5 million, a 32% increase from the $43.7 million reported a year earlier. All divisions experienced direct premium growth ranging from 20% to 53% when compared to the third quarter of 2002. Premium ceded to reinsurers averaged 35.0% of direct premium production for the current quarter compared to 41.1% a year earlier.

Net investment income, before tax, during the third quarter of 2003 was 15% lower than the third quarter of 2002 due primarily to the continuing historically low level of investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped nearly three-quarters of a percentage point from the prior year quarter. After tax yields posted a slightly smaller decline as a portion of the Company's fixed income portfolio was converted from taxable to tax-exempt securities. The average life of the Company's fixed income portfolio increased from 2.9 years at the prior year-end to 3.8 years at September 30, 2003.

The third quarter 2003 net realized gain of $2.0 million consisted of net gains on the disposal of equity securities, short-term investments and fixed maturities of $1.9 million, $.2 million and $.1 million, respectively. The above gains were partially offset by a charge for other-than-temporary impairment on investments of $.2 million.

Losses and loss expenses incurred during the third quarter of 2003 increased $7.0 million from that experienced during the third quarter of 2002, consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                                2003             2002
                                                                ----             ----
         Large and medium fleet trucking                        65.5%            64.4%
         Private passenger automobile                           60.8             63.8
         Small fleet trucking                                   66.2             44.3
         Voluntary reinsurance assumed                          60.0             70.8
         Small business workers' compensation                   80.2             61.7
         All lines                                              65.1             64.3


The increase in the Small Fleet Trucking loss ratio resulted from higher frequency and severity of claims compared to an unusually low third quarter of 2002. The 2003 Small Business Workers' Compensation loss ratio reflects continuing reevaluation of the adequacy of prior period loss reserving.

Other operating expenses for the third quarter of 2003 increased 41% from the third quarter of 2002. Adjusted for ceding allowances, operating expenses increased 28% from the third quarter of 2002 and compare favorably with the 39% increase in premiums earned from the 2002 quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the fleet trucking product. In addition, ceding allowance rates are slightly lower under current reinsurance agreements compared to rates in effect under prior period agreements. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Ceding allowances totaled $5.2 million for the 2003 quarter compared to $4.6 million for the 2002 quarter. The ratio of consolidated other operating expenses to operating revenue was 18.3% during the third quarter of 2003 compared to 17.1% for the 2002 third quarter reflecting the diminished effect of ceding commissions, contingent commissions to non-affiliated agents resulting from lower loss ratios and increases in payroll resulting from expanding business.

The effective federal tax rate for consolidated operations for the third quarter of 2003 was 32.3% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the change in net realized capital gains, net income increased $5.3 million (186.9%) during the third quarter of 2003 as compared with the 2002 second quarter.

             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2003 TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

Net premiums earned increased $31.6 million (42%) during the first nine months of 2003 as compared to the same period of 2002. The increased premium volume is primarily attributable to a 61% increase in the Company's fleet trucking product for the same reasons mentioned above in the quarterly comparison. In addition, net premiums earned for the private passenger automobile, voluntary reinsurance assumed, and small business workers' compensation products increased 20%, 38% and 73%, respectively, all for reasons discussed in the quarterly comparison.

Direct premiums written and assumed during the first nine months of 2003 totaled $170.6 million, a 37% increase from the $124.4 million reported a year earlier. All divisions experienced direct premium growth ranging from 22% to 64% when compared to the first nine months of 2002. Premium ceded to reinsurers averaged 33.4% of direct premium production for the current year-to-date compared to 37.8% a year earlier.

Net investment income during the first nine months of 2003 was 15% lower than the 2002 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were lower during the current period consistent with the change in net investment income.

The net realized gain on investments of $5.3 million for the first nine months of 2003 consists of net gains on the disposal of equity securities and fixed maturity investments of $7.0 million and $.6 million, respectively, and was partially offset by $.2 million in losses in short-term and other investments. The net realized gain was also partially offset by charges for other-than-temporary impairment on equity securities and fixed maturities of $1.6 million and $.4 million, respectively.

Losses and loss expenses incurred during the first nine months of 2003 increased $20.5 million from the first nine months of 2002, consistent with the increased premium volume previously discussed. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                                2003             2002
                                                                ----             ----
         Large and medium fleet trucking                        65.4%            67.6%
         Private passenger automobile                           62.2             64.1
         Small fleet trucking                                   60.5             50.0
         Voluntary reinsurance assumed                          62.5             64.7
         Small business workers' compensation                   80.7             57.3
         All lines                                              64.8             64.8


The increase in the loss and loss expense ratio for small business workers' compensation is due to reserve strengthening of prior period cases resulting from a reevaluation of exposures for this product. Because of the relatively small size of this product, the higher product loss ratio did not have a material impact on the consolidated loss ratio.

Other operating expenses increased $5.9 million (35%) during the first nine months of 2003 compared to the same period of 2002. Ceding commission allowances included in net expenses were $14.7 million for the 2003 period compared to $12.3 million in the prior year period. The ratio of other operating expenses to total revenue (adjusted for realized gains) was 19.0% for 2003 compared to 18.9% for 2002. The slight increase in this ratio is due to the same reasons mentioned in the quarterly comparison.

The effective federal tax rate for consolidated operations for the first nine months of 2003 was 32.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the change in net realized capital gains, net income increased $9.7 million (73.8%) during the first nine months of 2003 as compared with the 2002 period.


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

                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                    EXHIBIT NO.
----------------------------------------            -----------

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

(99.1)   Certification of CEO                       EXHIBIT 99.1
         pursuant to Section 302 of the             Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.2)   Certification of CFO                       EXHIBIT 99.2
         pursuant to Section 302 of the             Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.3)   Certification of CEO                       EXHIBIT 99.3
         pursuant to Section 906 of the             Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.4)   Certification of CFO                       EXHIBIT 99.4
         pursuant to Section 906 of the             Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350


ITEM 6 (b)  REPORTS ON FORM 8-K

A Form 8-K was filed by the registrant on July 25, 2003 regarding its earnings announcement for the second quarter of 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     November 6, 2003               By  /S/ Gary W. Miller
      -----------------------              -----------------------------------
                                            Gary W. Miller, Chairman and CEO






Date     November 6, 2003               By  /S/ G. Patrick Corydon
      -----------------------              -----------------------------------
                                            G. Patrick Corydon,
                                            Senior Vice President - Finance
                                              (Principal Financial and
                                                Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2003



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