Form 10-K
period 2003-12-31
BALDWIN & LYONS INC
filed 2004-03-12
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

  For the fiscal year ended                  Commission file number 0-5534
     DECEMBER 31, 2003

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

                                (TITLE OF CLASS)
                                ----------------
                       Class A Common Stock, No Par Value
                       Class B Common Stock, No Par Value

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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2003, based on the closing trade prices on that date, was approximately $175,327,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 11, 2004:
          Common Stock, No Par Value:
                  Class A  (voting)            2,666,666  shares
                  Class B  (nonvoting)        11,941,892  shares

The Index to Exhibits is located on pages 66 and 67.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 4, 2004 are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. The Company's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 45 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 65% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2003 was attributable to business produced directly by B & L. Approximately 5% of gross premium is assumed from several other insurance and reinsurance companies through retrocessions. The remaining 30% consists primarily of business written by Sagamore originating through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to the assumption of voluntary reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level. Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed.

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

VOLUNTARY ASSUMPTION REINSURANCE
--------------------------------

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that only a major catastrophic event or series of major events would have a material affect on the Company's operations or financial position. The events of September 11, 2001 materially impacted the Company's operating results in 2001. See page 24 and Note E to the consolidated financial statements for further discussion.

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in twenty-six states.

SMALL FLEET TRUCKING INSURANCE
------------------------------

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators with twenty-five or fewer power units. These products are marketed through independent agents in thirty states.

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

The Company uses case-basis reserving on the majority of its outstanding losses (approximately 64% of net outstanding reserves at December 31, 2003). Standard actuarial methods are employed to determine reserves for incurred but not reported losses and for loss expenses using the Company's historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition, frequency and severity of claims must be projected. The average severity of claims is influenced by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary. These actuarial processes are a combination of objective mathematical calculations and the application of subjective factors, based on experience and knowledge of the specific risks being evaluated, to arrive at selected ultimate reserve amounts. The Company consistently builds conservatism into all subjective aspects of the actuarial reserving process. While ranges of reserves are not calculated, it is believed that, if ranges were utilized, the Company's estimate would fall within the upper end of any such range.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2003 have been reduced by approximately $5.5 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.8 million higher for the year ended December 31, 2003.

The maximum amount for which Protective insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure although the Company protects itself to the extent believed prudent through the purchase of excess insurance for these coverages. After giving effect to current treaty reinsurance arrangements, for the majority of risks insured, Protective's maximum exposure to loss from a single occurrence is approximately $1.6 million (excepting reinsurance assumed). Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 1, 2004 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from less than $100,000 to approximately $2 million. Because Protective, on occasion, writes multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retention by Protective than those provided by current treaty provisions.

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of December 31, 2003.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence is $100,000 through December 31, 2002 and $250,000 thereafter. Sagamore's retention for workers' compensation coverages is $100,000 for a single occurrence. Sagamore's retention on prior year's business has never exceeded $250,000 per occurrence.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2003, 2002 and 2001. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 10 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2003. The table on page 11 is a summary of the reestimated liability, before consideration of reinsurance, for the ten years prior to 2003 and the related reestimated reinsurance recoverable for the same periods.


                            RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                                              EXPENSES (GAAP BASIS)

                                                                            Year Ended December 31,
                                                                  2003               2002                 2001
                                                             ---------------    ----------------     ---------------
                                                                                (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
-------------------------------
  Liability for losses and LAE at the
    Beginning of the year                                          $144,702            $137,733            $120,206

  Provision for losses and LAE:
    Claims occurring during the current year                        109,324              78,115              82,757
    Claims occurring during prior years                             (13,586)            (10,008)               (887)
                                                             ---------------    ----------------     ---------------
                                                                     95,738              68,107              81,870
  Payments of losses and LAE:
    Claims occurring during the current year                         37,625              30,997              33,237
    Claims occurring during prior years                              39,956              30,249              31,132
                                                             ---------------    ----------------     ---------------
                                                                     77,581              61,246              64,369

  Change in the allowance for uncollectible
    amounts due from reinsurers                                         840                 108                  26
                                                             ---------------    ----------------     ---------------
  Liability for losses and LAE at end of year                       163,699             144,702             137,733

Reinsurance recoverable on unpaid losses
    at end of the year                                              180,025             133,042             109,410
                                                             ---------------    ----------------     ---------------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year                      $343,724            $277,744            $247,143
                                                             ===============    ================     ===============


The reconciliation above shows a $13.6 million (9.4%) savings in the liability for losses and LAE recorded at December 31, 2002. The net savings is reflected in 2003 underwriting income. All major product groups produced redundancies during each of the years 2003, 2002 and 2001 with the exception of reinsurance assumed in 2003 and 2001 and small business worker's compensation in 2003. The increase in reserve redundancy from 2002 results primarily from more favorable development from fleet trucking and relates to the increases in retained loss per occurrence for this product. During 2001, 2002 and 2003, the Company increased its net retention under treaties covering this product from a maximum of $100,000 per occurrence to $1,020,000, $1,400,000 and $1,625,000 per occurrence, respectively. The Company's private passenger automobile and small fleet products also experienced increases in reserve redundancies during 2003. The following table is a summary of the above $13.6 million reserve savings by accident year.

        YEAR IN WHICH
         LOSSES WERE                   RESERVE AT             SAVINGS RECORDED                  %
           INCURRED                 DECEMBER 31, 2002            DURING 2003                 SAVINGS
           --------                 -----------------            -----------                 -------
                                                  (IN THOUSANDS)
             2002                     $    47,118                 $  (3,867)                  (8.2%)
             2001                          31,651                      (111)                   (.4%)
             2000                           6,546                    (1,415)                 (21.6%)
             1999                           4,610                    (1,339)                 (29.0%)
             1998                           3,517                       (89)                  (2.5%)
         1997 & prior                      50,825                    (6,765)                 (13.3%)
                                      ------------                ----------

                                      $   144,267                 $ (13,586)                  (9.4%)
                                      ============                ===========


The savings recorded for these loss years was derived from varied sources, as follows.

                                               1997
                                              & Prior       1998        1999         2000         2001         2002
                                              --------    --------    --------     --------     --------     --------
                                                                           (IN THOUSANDS)
Losses and allocated loss expenses
   developed on cases known to
   exist at December 31, 2002                 $(1,763)    $   187      $ (750)      $   41       $ 1,305      $ 2,938
Losses and allocated loss expenses
   reported on cases unknown at
   December 31, 2002                              596           -          29          290           611        5,292
Unallocated loss expenses paid                    535          17          67          220           389        1,036
Change in reserves for incurred but
   not reported losses and loss
   expenses                                    (6,906)       (449)       (774)      (1,234)       (2,103)     (13,762)
                                             ---------    --------    --------     --------      --------     --------
Net (savings) deficiency on losses
   from directly-produced business             (7,538)       (245)     (1,428)        (683)          202       (4,496)
(Savings) deficiency reported under
   voluntary reinsurance assumption
   agreements and residual markets              1,055         156          88         (732)         (314)         629
                                             ---------    --------    --------     --------      --------     --------

                            Net savings      $ (6,765)    $   (89)   $ (1,339)     $(1,415)      $  (111)     $(3,867)
                                             =========    ========    ========     ========      ========     ========


The Company approaches the reserving process from a conservative standpoint. The Company has not altered any of the key assumptions used in the reserving process since the mid-1980's and this process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred, average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2003.

In the above table, the amounts identified as "net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2002, losses reported which were previously unknown at December 31, 2002 (incurred but not reported), unallocated loss expense paid related to accident years 2002 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Reserves for incurred but not reported losses are established to provide for future development on cases known to the Company at the time the reserve is established as well as for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

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

As described on pages 3 and 4, changes have occurred in the Company's net per accident exposure under reinsurance agreements in place during the periods presented in the above table. It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident than it is for losses in the lower layers. There are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that the courts will become involved in the settlement process. As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will often result in fluctuations among accident year developments. However, in spite of the significant changes in product mix and reinsurance structure over the past ten years, the Company's reserving process has produced consistently favorable net developments on an overall basis.

The differences between the liability for losses and LAE reported in the accompanying 2003 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                      (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                     $164,584

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                    180,025
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                       240
      Reclassification of loss reserves ceded attributable to insolvent reinsurers          1,275

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                              (2,400)
                                                                                        ----------

  Liability reported on a GAAP basis                                                     $343,724
                                                                                        ==========


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

The table on page 10 presents the development of GAAP balance sheet liabilities for each year-end 1993 through 2003, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1993 liability has developed a $44.8 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been favorable. Reserve developments for all year-ends 1986 through 2002 have produced redundancies as of December 31, 2003. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during portions of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2003 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 10, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 10 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2003, the Company had paid $101.4 million of losses and LAE that had been incurred, but not paid, as of December 31, 1993; thus an estimated $29.2 million in losses incurred through 1993 remain unpaid as of the current financial statement date ($130.6 million incurred less $101.4 million paid).

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1996, but incurred in 1993, will be included in the cumulative development amount for years-end 1993, 1994, and 1995. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 11 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1993 through December 31, 2002 as of December 31, 2003 with a reconciliation of the data to the net amounts shown in the table on page 10.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 2003 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies; it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored similar exclusions in many environmental cases. During the ten years ended December 31, 2003, the Company has recorded a total of $7.7 million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $2.5 million at December 31, 2003.

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


                           ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                               (DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31    1993      1994      1995      1996      1997      1998      1999      2000      2001      2002      2003
----------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  *       $175,395  $175,012  $161,001  $154,039  $151,013  $143,515  $130,345  $119,905  $137,406  $144,267  $162,424

Liability Reestimated
  as of:
    One Year Later       152,146   169,528   148,756   146,201   140,272   132,906   122,238   119,018   127,398   130,681
    Two Years Later      147,577   159,000   140,811   135,125   128,743   124,878   124,540   112,558   118,055
    Three Years Later    144,526   153,833   130,540   123,775   122,211   124,367   119,379   103,251
    Four Years Later     142,178   148,390   122,792   119,862   122,674   121,021   111,476
    Five Years Later     137,876   143,478   120,410   121,445   119,632   114,456
    Six Years Later      134,744   142,475   122,060   120,995   113,150
    Seven Years Later    134,540   144,077   122,162   114,660
    Eight Years Later    135,201   143,744   116,258
    Nine Years Later     135,103   138,604
    Ten Years Later      130,593

Cumulative Redundancy   $ 44,802  $ 36,408  $ 44,743  $ 39,379  $ 37,863  $ 29,059  $ 18,869  $ 16,654  $ 19,351  $ 13,586
                        ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Cumulative Amount of
  Liability Paid Through:
    One Year Later      $ 30,297  $ 45,005  $ 27,825  $ 26,934  $ 25,088  $ 30,214  $ 30,239  $ 31,132  $ 30,249  $ 39,956
    Two Years Later       58,969    67,219    43,016    43,280    43,311    48,416    49,068    47,060    55,724
    Three Years Later     71,375    76,248    55,515    55,834    55,180    60,594    60,427    58,618
    Four Years Later      77,702    85,096    62,740    63,998    64,370    66,679    69,374
    Five Years Later      82,792    90,331    69,747    71,089    68,807    74,861
    Six Years Later       87,316    95,924    75,496    74,482    76,657
    Seven Years Later     90,441   101,073    78,228    79,547
    Eight Years Later     94,737   103,499    83,104
    Nine Years Later      96,926   108,144
    Ten Years Later      101,430


* Amounts shown for 1993 through 2003 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $554, $542, $457, $498, $480, $436, $358, $301, $327, $435 and $1,275, respectively.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(THOUSANDS OF DOLLARS)

Year Ended December 31           1993     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003
                               -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Direct and Assumed:

Liability for Unpaid Losses
  and Loss Adjustment
  Expenses                     $224,219 $235,209 $211,489 $196,939 $197,195 $194,432 $173,473 $182,425 $247,143 $277,744 $343,724

Liability Reestimated as of
  December 31, 2003             215,197  228,901  156,470  153,353  150,573  158,045  182,721  208,852  254,273  292,378

Cumulative (Deficiency)
  Redundancy                      9,022    6,308   55,019   43,586   46,622   36,387   (9,248) (26,427)  (7,130) (14,634)

Ceded:

Liability for Unpaid Losses
  and Loss Adjustment
  Expenses                       48,823   60,197   50,488   42,900   46,182   50,917   43,128   62,520  109,737  133,477  181,300

Liability Reestimated as of
  December 31, 2003              84,604   90,297   40,212   38,693   37,423   43,589   71,245  105,601  136,218  161,697

Cumulative (Deficiency)
  Redundancy                    (35,781) (30,100)  10,276    4,207    8,759    7,328  (28,117) (43,081) (26,481) (28,220)

Net:

Liability for Unpaid Losses
  and Loss Adjustment
  Expenses                      175,395  175,012  161,001  154,039  151,013  143,515  130,345  119,905  137,406  144,267  162,424

Liability Reestimated as of
  December 31, 2003             130,593  138,604  116,258  114,660  113,150  114,456  111,476  103,251  118,055  130,681

Cumulative Redundancy            44,802   36,408   44,743   39,379   37,863   29,059   18,869   16,654   19,351   13,586


MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive, though this competitive pressure has eased recently (see comments under "Competition" following). In 2003, fleet trucking products generated approximately 65% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. In determining the volume of catastrophe reinsurance assumed that it will accept, the Company first determines the exposure that it is willing to accept from a single "maximum foreseeable loss" (MFL) and a "probable maximum loss" (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Currently, the Company's exposure to a MFL or a PML is approximately 6.5% and 4.0% of consolidated surplus, respectively. However, this amount is before state and federal tax credits and reinstatement fees which would significantly reduce the impact of a MFL or a PML on the Company's surplus.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard risks. This program is currently being marketed in twenty-six mid-western and southern states and further geographic expansion is planned for 2004. Sagamore utilizes state-of-the-art technology extensively in marketing its nonstandard automobile product in order to provide superior service to its agents and insureds. Market acceptance to date has been favorable and approximately $42.3 million of premium was written in this line during 2003.

Through its Commercial Division, Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators with one to twenty-five power units). This program was limited to a small geographic area composed of Midwestern states through the end of 1997. However, significant geographic expansion began during 1998 and has continued through 2003 with policies being sold in thirty states in 2003. Future expansion into other states is anticipated during 2004. Approximately $15.1 million of premium was written in this program during 2003, an increase of 43% from the prior year, as market conditions have improved.

During 1997, Sagamore began marketing a small business workers' compensation product in Missouri. Through 1999, growth in this product had been slow, resulting mainly from competitive forces. However, recent developments in the competitive make-up in the states where Sagamore markets this program has resulted in approximately $9.7 million in premium written during 2003, an increase of 53% from the prior year. Assuming a continuation of favorable market conditions, this product will also be expanded geographically in 2004.

INVESTMENTS
-----------

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies currently emphasize relatively short-term maturities of fixed income securities, wide diversification among issuers and industries and high asset quality designed to produce reasonable returns without jeopardizing principal.

At December 31, 2003 the financial statement value of the Company's investment portfolio was approximately $522 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using cost as a basis, is as follows:

                                                December 31
                                            2003           2002
                                          --------       --------
  U.S. Government obligations               27.2%          27.6%
  Municipal bonds                           22.7           16.7
  Corporate and other bonds                 16.5           22.4
  Short-term and other investments          15.6           13.2
  Common stocks                             13.7           14.5
  Mortgage-backed securities                 3.0            3.1
  Preferred stocks                           1.3            2.5
                                          --------       --------
                                           100.0%         100.0%
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

The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2003.

       MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)
       -------------------------------------------------------------------------

                                                     2003          2002
                                                   --------      --------
              Less than one year                     42.9%         38.3%
              1 to 5 years                           48.1          54.2
              5 to 10 years                           2.2           1.6
              More than 10 years                      6.8           5.9
                                                   --------      --------
                                                    100.0%        100.0%
                                                   ========      ========

              Average life of portfolio (years)       2.8           2.9
                                                   ========      ========


Fixed income securities (including those classified as short-term) comprised 73.9% of the Company's invested assets at December 31, 2003. With the exception of U.S. Government obligations, the fixed income portfolio is widely diversified with no concentrations in any single industry. The largest amount invested in any single issuer was $5.3 million (1.1% of total invested assets) although most individual investments are less than $500,000. The Company does not actively trade fixed income securities but typically holds such investments until maturity. Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed income securities will be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues). During 2003, municipal bonds were increased and corporate bonds were decreased to produce higher after tax yields.

The Company had determined that its insurance subsidiaries will, at all times, hold high grade fixed income securities with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2003, investment grade bonds held by insurance subsidiaries equaled 168% of net loss and loss adjustment expense reserves (without consideration of short-term investments).

Approximately $19.1 million of fixed maturity investments (3.7% of total invested assets) consists of bonds rated as less than investment grade at year end. The majority of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, at times, the average bond quality of the fund could fall below BBB. The market value of all non-investment grade bonds exceeded cost by 3% at December 31, 2003.

The market value of the consolidated fixed maturity portfolio was $7.1 million greater than cost at December 31, 2003, before income taxes, which compares to an $8.8 million unrealized gain at December 31, 2002. Other than temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the underlying credit of the issue. No investments met these criteria at December 31, 2003. A single holding which had been written down in prior years has fully recovered with the resultant increase in value being considered unrealized. Gross unrealized losses on fixed income securities were $.2 million in total at December 31, 2003 with no individual issue having more than an 8% decline.

Equity securities comprise 24.9% of the financial statement value of the consolidated investment portfolio at December 31, 2003 (15% of cost) as long-term holdings have appreciated significantly. The Company's equity securities portfolio consists of approximately 150 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $6.3 million at December 31, 2003 (1.3% of total investments). In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years. Because of the large amount of high quality, short-term bonds owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. An individual equity security will be disposed of when it is determined that there is little potential for future appreciation and all equity securities are considered to be available for sale. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of when market conditions are deemed to dictate, regardless of the impact on current period earnings. During 2003 as the stock market improved, the Company disposed of numerous equity securities which were considered to have little near term potential for improvement. These sales generated both gains and losses but netted to a realized gain of $8.5 million. In addition, gains of $3.9 million representing appreciation of previously recorded other than temporary impairment losses, were reported as released upon the sale of securities during 2003 and additional adjustments to record other than temporary impairment relating to equity securities totaled $2.4 million during the year. The reclassification of unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost and the decline was ongoing for more than 6 months at December 31, 2003, regardless of the evaluation of potential for recovery. After adjustment for other than temporary impairment, net unrealized gains on the equity security portfolio increased $25.4 million to $62.2 million at December 31, 2003 as all equity markets recorded gains during the year. The net gain at year end consisted of $62.8 million of gross unrealized gains and $.6 million of gross unrealized losses and the average loss on individual issues where market was less than adjusted cost was 5.3%.

Included in short-term and other investments are approximately $6.1 million of limited partnership investments. The majority of assets underlying the partnerships consist of marketable securities which are valued at readily ascertainable market values. Approximately $2.0 million of this balance consists of real estate and venture capital investments which are non-traded securities. Valuations for these investments are provided by the general partners and are determined in accordance with generally accepted accounting principles. These non-traded securities constitute less than .4% of invested assets. Any decline in value of a limited partnership investment is immediately treated as realized, regardless of the character of the underlying partnership asset, and no unrealized losses exist with respect to this portion of the investment portfolio at December 31, 2003.

The Company's investment yields continue to be negatively impacted by the ongoing historically low interest rates. Overall investment yields improved substantially during 2003 as the result of gains realized on the sale of securities. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

                                                                                2003               2002
                                                                               -------           --------
        Before federal tax:
           Investment income                                                     3.3%              4.1%
           Investment income plus realized investment gains (losses)             7.4                .0
        After federal tax:
           Investment income                                                     2.4               2.9
           Investment income plus realized investment gains (losses)             5.1                .3

Further discussion of the components of investment yields is included in the RESULTS OF OPERATIONS on page 21.


EMPLOYEES
---------

As of December 31, 2003, the Company had 293 employees, representing an increase of 18 employees from December 31, 2002 (7%) in response to the 40% increase in gross premium volume. As of March 1, 2004, the Company had 291 employees.

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



ITEM 101(b), (c)(1)(i) AND (vii), AND (d) OF REGULATION S-K:
------------------------------------------------------------

Reference is made to Note I to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES
-------------------

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana. This building is located approximately one mile from downtown Indianapolis. The lease covers approximately 72,000 square feet and expires in August, 2008, with an option to renew for an additional five years. The Company's entire operations, with the exception of Baldwin & Lyons, California, are conducted from these leased facilities.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided. No currently pending matter is deemed by management to be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Nothing to report.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS
         --------------------------------------

The Company's Class A and Class B common stocks are traded on The NASDAQ Stock Market(R) under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2003, there were approximately 400 record holders of Class A Common Stock and approximately 500 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2003 and 2002, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions. All per share amounts have been adjusted for a five-for-four stock split, effective February 17, 2003.


                                         CLASS A                   CLASS B              CASH
                                ------------------------  -------------------------   DIVIDENDS
                                   HIGH          LOW          HIGH          LOW       DECLARED
                                -----------  -----------  ------------  -----------  -----------
Year ended December 31:
2003:
Fourth Quarter                    $23.480      $22.000       $29.450      $23.370       $.35
Third Quarter                      23.950       20.750        26.508       21.500        .10
Second Quarter                     25.000       18.020        26.480       19.490        .10
First Quarter                      19.850       18.256        20.750       17.832        .10

2002:
Fourth Quarter                     19.488       16.192        20.799       16.792        .08
Third Quarter                      18.360       15.600        19.056       15.256        .08
Second Quarter                     20.144       16.608        23.072       16.944        .08
First Quarter                      18.216       17.000        21.288       16.000        .08


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note F to the consolidated financial statements.

Given the record operating earnings achieved in 2002 and the excellent returns on equity investments, the Directors at their meeting in February, 2003, declared a 5 for 4 stock split while maintaining a 10 cent per share quarterly dividend. That action effectively increased the dividend payout by 25%. At the meeting in November, 2003, the Board of Directors declared a regular dividend of 10 cents and an extra dividend of 25 cents per share. The Board again considered dividends at its most recent meeting in February, 2004, and declared another extra dividend of 40 cents per share in addition to the regular dividend of 10 cents. The Board intends to address the subject of dividends at each of its future meetings considering the Company's earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                        YEAR ENDED DECEMBER 31
                                              ---------------------------------------------------------------------------
                                                 2003            2002            2001            2000            1999
                                              ------------    ------------    ------------    ------------    -----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DIRECT AND ASSUMED PREMIUMS WRITTEN             $ 227,614       $ 173,294       $ 120,308       $ 101,390       $ 90,376

NET PREMIUMS EARNED                               146,153         104,392          83,138          77,439         69,114

NET INVESTMENT INCOME                              12,873          14,964          17,626          19,049         18,891

REALIZED NET GAINS (LOSSES) ON                      9,990         (16,445)          5,053          12,473          5,625
INVESTMENTS

LOSSES AND LOSS EXPENSES INCURRED                  95,738          68,107          81,870 <F5>     57,470         44,911

NET INCOME                                         33,075          12,366           5,390          19,750         18,616

EARNINGS PER SHARE -- NET INCOME <F1>, <F4>          2.25            0.84            0.35            1.26           1.10

CASH DIVIDENDS PER SHARE <F4>                         .65             .32             .32             .32            .32

INVESTMENT PORTFOLIO <F3>                         515,843         448,520         439,434         442,060        440,797

TOTAL ASSETS                                      763,207         644,462         601,109         552,164        530,677

SHAREHOLDERS' EQUITY                              324,574         284,588         288,360         294,000        284,783

COST OF TREASURY SHARES PURCHASED                       -           8,978           2,154          17,018         11,794

BOOK VALUE PER SHARE <F1>, <F4>                     22.00           19.43           18.98           19.21          17.20

UNDERWRITING RATIOS <F2>:
   Losses and loss expenses                         65.5%           65.2%           98.5%           74.2%          65.0%

   Underwriting expenses                            26.5%           26.1%           24.3%           28.1%          29.6%

   Combined                                         92.0%           91.3%          122.8%          102.3%          94.6%



<F1> Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

<F2> Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.

<F3> Includes money market instruments classified with cash in the Consolidated
     Balance Sheets.

<F4> All per share amounts have been adjusted for the five-for-four stock split effective February 17, 2003. 2003 includes a $.25 extra dividend.

<F5> Includes $20,000 relating to the events of September 11, 2001.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of the Company's liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods different from when they are incurred, at times, operating cash flows may turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2003, positive cash flow from operations totaled $56.9 million compared to $38.1 million in 2002, as market conditions remained positive allowing the Company to continue to expand its market share in all of its major lines of business.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have declined and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has maintained its short-term position with respect to the vast majority of its fixed maturity investments. The average life of the Company's bond and short-term investment portfolio was
2.8 years and 2.9 years at December 31, 2003 and 2002, respectively. The Company also remains an active participant in the equity securities market using capital which is not considered necessary to fund current operations. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2003 included $58.4 million in short-term investments which are readily convertible to cash without market penalty and an additional $99.4 million of fixed income investments maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses. In the event competitive conditions produce inadequate premium rates and the Company chooses to restrict volume, the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Net premiums written by the Company's U.S. insurance subsidiaries for 2003 equaled approximately 40% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note F to the consolidated financial statements, at December 31, 2003, $71.5 million, or 22% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has no long-term or short-term debt outstanding at December 31, 2003.


RESULTS OF OPERATIONS
---------------------

2003 COMPARED TO 2002

Direct premiums written for 2003 totaled $215.6 million, an increase of $50.9 million (31%) from 2002. This increase is primarily attributable to increases in fleet trucking liability and private passenger automobile programs of $32.6 million (43%) and $6.9 million (19%), respectively, from 2002 levels. Direct premium writings from the Company's small trucking fleet, independent contractor and small business workers' compensation programs also increased by $4.6 million (43%), $3.5 million (10%) and $3.3 million (53%), respectively. Large trucking fleet volume increased primarily from the addition of new accounts during 2003 and the fact that a full year of premiums was recorded for the new accounts added in 2002. Increased revenues from renewal accounts and, to a lesser degree, premium rate increases also contributed to the increase in large fleet trucking liability premiums during 2003. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts. Increased premium volume from the Sagamore personal automobile and commercial divisions came largely from existing market areas resulting from improving market conditions and, to a lesser extent, from geographic expansion.

Premiums assumed from other insurers and reinsurers totaled $11.1 million during 2003, an increase of $3.0 million (37%) from 2002. Improved pricing in this market allowed the Company to increase its participation in existing treaties and, to a lesser extent, add new treaties during 2003. Premium volume for this division is limited by the Company's self-imposed limitation to loss from a single catastrophic event. Further, the Company's participation in reinsurance assumed in the future will be restricted should pricing become less favorable.

Premiums ceded to reinsurers increased $9.7 million (15%) during 2003 to $73.5 million. The consolidated percentage of premiums ceded to direct premiums written decreased to 34% for 2003 from 39% for 2002. This decrease is reflective of the Company's increased exposure under reinsurance treaties effective in 2002 and 2003 covering large fleet trucking risks. The Company's maximum retained loss under these treaties has increased over the last two years and, as a result, a lower percentage of the direct premiums are ceded to reinsurers.

After giving effect to changes in unearned premiums, net premiums earned increased 40% to $146.2 million for 2003 from $104.4 million for 2002. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products increased by $29.3 million (48%). Net premiums earned from the Company's private passenger automobile, non-affiliated reinsurance assumed and small workers' compensation programs also increased $6.4 million (20%), $3.0 million (39%) and $2.6 million (76%), respectively.

Net investment income decreased $2.1 million (14%) during 2003 reflecting lower overall pre-tax yields while average invested assets increased 6 %. The average pre-tax yield on invested assets dropped to 3.3% this year from 4.1% during 2002 (18%). The largest decline in yields occurred in the bond portfolio which averaged 3.9% during 2003 compared to 5.1% last year. Yields on short-term investments also declined from 1.4% in 2002 to .8% in 2003. After tax yields declined less than pre-tax because of a reallocation of the investment portfolio whereby corporate (fully taxable) bonds were replaced with municipal (largely tax exempt) bonds. After-tax yields were 2.4% and 2.9% for 2003 and 2002, respectively. The short-term nature of the Company's bond portfolio results in a rapid recognition of changes in interest rates, either positive or negative. As interest rates have leveled off at 50 year historical lows, the Company has continued to remain short in the belief that interest rates have a higher probability of increasing than decreasing or remaining at current levels.

Realized net capital gains were $10.0 million in 2003 compared to losses of $16.4 million for 2002. The current year's net gain consisted of gains on equity securities of $9.3 million, gains on fixed maturities of $.5 million, and gains on other investments of $.2 million. The gains on equity securities include approximately $3.9 million of gains realized by disposal of securities whose recorded value had previously been written down due to other than temporary impairment concerns. Partially offsetting the effect of other than temporary impairment adjustments on securities sold was $2.4 million in unrealized losses on fixed maturity securities still owned which experienced a decline in market value of more than 20% for more than six months and, accordingly, were reclassified as realized losses during 2003. The gains realized during 2003 reflect the improvement in the equity markets, in general, particularly in the last quarter.

Losses and loss expenses incurred during 2003 increased $27.6 million (41%) to $95.7 million. The increase in losses incurred is reflective of the 40% increase in net premiums earned, as previously discussed. The 2003 consolidated loss and loss expense ratio was 65.5% compared to 65.2% for 2002. The Company's loss and loss expense ratios for individual product lines are summarized in the following table.

Loss and loss expense ratios:
                                                   2003          2002
                                                 --------      --------
     Fleet trucking                                68.6%         68.6%
     Private passenger automobile                  60.2          63.9
     Small fleet trucking                          64.0          50.1
     Reinsurance assumed                           51.6          61.5
     Small business workers' compensation          91.4          54.7
     All lines                                     65.5          65.2


The loss and loss expense ratios for the Company's fleet trucking and private passenger automobile programs were fairly consistent with that experienced in 2002. Small fleet trucking experienced a 14 percentage point increase in its loss and loss expense ratio due to the increased frequency and severity of reported claims while the loss and loss expense ratio for reinsurance assumed dropped by 10 percentage points, reflecting the lack of major catastrophe activity affecting treaties in which the Company participates. The loss and loss expense ratio for the small business workers' compensation program increased to 91.4% in 2003 from 54.7% in 2002. This significant increase is due to approximately $.7 million in adjustments to prior year losses resulting from internal management review of the reserving methodologies for this product as well as increased frequency and severity of 2003 losses.

Including the deficiency noted above for the small business workers' compensation product, the Company produced an overall savings on the handling of prior year claims during 2003 of $13.6 million. This net savings is included in the computation of loss ratios shown in the above table. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of conservatism in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Changes in both gross premium volumes and the Company's reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios may not be consistent year to year.

Other operating expenses for 2003, before credits for allowances from reinsurers, increased $10.8 million (27%) to $50.6 million. Gross expenses increased at a lower rate than the increase in premium volume because much of the Company's expense structure is fixed and does not vary directly with volume. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume. Personnel related expenses, including amounts allocated to loss expenses and investment income, increased 26% due mainly to employee incentives based upon Company performance in addition to a 7% increase in the number of employees during 2003. Direct commission expense increased $2.9 million (33%) due to growth in all of the Company's business produced by outside agents and as the result of increased participation in voluntary reinsurance assumed treaties. Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. Ceding commission allowances from reinsurers increased $2.5 million (14%), resulting from increased premium volume ceded under reinsurance agreements covering Protective's fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 26.5% during 2003 compared to 26.1% for 2002. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue was 18.4% for 2003 compared with 17.8% for 2002, with the increase primarily attributable to the lower ratio of ceding commission income to gross acquisition costs, as less of the gross premium is ceded to reinsurers.

The effective federal tax rate for consolidated operations for 2003 was 32.5%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2003 was $33.1 million compared to $12.4 million for 2002. Diluted earnings per share increased to $2.25 in 2003 from $.84 in 2002. Earnings per share from operations before realized gains or losses on investments was $1.81 in 2003 compared to $1.57 in 2002.


2002 COMPARED TO 2001

Direct premiums written for 2002 totaled $164.7 million, an increase of $50.4 million (44%) from 2001. This increase is primarily attributable to increases in fleet trucking and independent contractor programs of $35.2 million (86%) and $9.0 million (33%), respectively, from 2001 levels. Direct premium writings from the Company's private passenger automobile and small business workers' compensation programs also increased by $5.4 million (18%) and $2.0 million (46%), respectively. These increases were partially offset by a $1.2 million (10%) decrease in direct premium written for the Company's small trucking fleet program. Large trucking fleet volume increased primarily from the addition of new accounts during 2002. Premium rate increases also contributed to higher large trucking fleet premium in 2002 although rate increases on renewals were not as significant as in 2001. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts. Increases in private passenger automobile and small business workers' compensation were due primarily to geographic expansion, although modest rate increases were implemented in both divisions during 2002. The decrease in small trucking fleet premium resulted from continuing competitive market pressures within that segment.

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

Net investment income decreased $2.7 million (15.1%) during 2002 reflecting lower overall pre-tax yields while average invested assets increased 5%. The average pre-tax yield on invested assets dropped to 4.1% this year from 5.0% during 2001. The largest decline in yields came from short-term investments which averaged 1.4% during 2002 compared to 3.7% during 2001. Average bond yields also declined from 6.0% in 2001 to 5.1% in 2002. After-tax yields were 2.9% and 3.6% for 2002 and 2001, respectively, in line with pre-tax yield changes.

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

Losses and loss expenses incurred during 2002 decreased $13.8 million (17%) to $68.1 million. Losses and loss expenses for 2001 included $20 million related to the events of September 11, 2001 ("WTC loss"). Adjusting 2001 losses and loss expenses for the WTC loss, losses and loss expenses for 2002 were $6.2 million (10%) higher due mainly to the increased premium volume during 2002. The 2002 consolidated loss and loss expense ratio was 68.5% compared to 74.4% for 2001, after adjustment for the WTC loss. All of the Company's individual product lines contributed to the more favorable loss and loss expense ratio. The improved loss and loss expense ratios for the Company's private passenger automobile, small fleet trucking and small business workers' compensation programs are due primarily to improved underwriting selection and rate increases.

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

Approximately 68% of the Company's assets are composed of investments at December 31, 2003. Less than .4% of these investments, consisting of limited partnership investments in real estate and venture capital assets, do not have readily determinable market values. For these investments, we estimate fair value by reference to the underlying assets of the limited partnerships. In addition, approximately $19.1 million of fixed maturity investments (3.7% of total invested assets) consists of bonds rated as less than investment grade at year end. The majority of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, at times, the average bond quality of the fund could fall below BBB.

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

It is important to note that all investments included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other than temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other than temporary decline) as opposed to a charge to shareholders' equity (temporary decline). Subsequent recoveries in value of investments which have incurred an other than temporary impairment adjustment are accounted for as unrealized gains until the security is actually disposed. At December 31, 2003, unrealized gains include $4.3 million of appreciation on investments previously adjusted for "other than temporary" impairment. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in automatic income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2003, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2003, the total gross unrealized loss included in the Company's investment portfolio was less than $1.2 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other than temporary at December 31, 2003, realized capital losses would have increased by $.05 per share for the year. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2003.

REINSURANCE RECOVERABLE

Amounts recoverable under the terms of reinsurance contracts comprise approximately 24% of total Company assets as of December 31, 2003. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer's portion of theloss. The financial condition of each of the Company's reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the highest credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

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

The reserving process requires us to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater variation in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof) and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

FORWARD-LOOKING INFORMATION
---------------------------

Any forward-looking statements in this report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;
(ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations; and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities of $13.2 million and $5.8 million were recorded at December 31, 2003 and 2002, respectively. The net deferred tax liability at December 31, 2003 included $5.5 million in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $4.6 million in special tax deposits at December 31, 2002. Adjusted for the special deposits, a net deferred tax liability of $18.7 million was recorded at December 31, 2003 compared to a net deferred tax liability of $10.3 million at December 31, 2002. The increase in deferred federal taxes payable is primarily attributable to the increase in unrealized capital gains in the investment portfolio.

A provision in the Technical and Miscellaneous Revenue Act of 1988 created a mechanism which allows for a recognizable deferred tax asset specifically for property and casualty loss reserves discounted for tax purposes. Adopted as
Section 847 of the Internal Revenue Code, this provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Based upon the concerns regarding the recognition of deferred tax assets, the Company adopted the provisions of Section 847 for all tax years 1987 and subsequent and has taken deductions for the entire amount of discount on post-1986 loss reserves. As mentioned above, special Section 847 estimated tax deposits totaling $5.5 million have been paid in connection with this election.


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

MARKET RISK

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, equities market prices and, to a lesser extent, foreign currency rate fluctuations. All of the Company's invested assets are classified as available for sale and are listed as such in Note B to the consolidated financial statements.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2003 was $130.1 million or approximately 25% of invested assets. This market valuation includes $62.2 million of appreciation on original purchase prices of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

The Company's fixed maturity portfolio totaled $321.2 million at December 31, 2003. Over two-thirds of this portfolio is made up of U. S. Government and government agency obligations and state and municipal debt securities, 95% of the portfolio matures within 5 years and the average life of the Company's fixed maturity investments is approximately 2.8 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

There is an inverse relationship between interest rate fluctuations and the fair value of the Company's fixed maturity investments. Additionally, the fair value of interest rate sensitive instruments may be affected by the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment and other general market conditions. The Company monitors its sensitivity to interest rate risk by measuring the change in fair value of its fixed maturity investments relative to hypothetical changes in interest rates. As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented in the next paragraph.

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $5.3 million at December 31, 2003. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $5.4 million at December 31, 2003. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2004 is equal to more than 100% of net loss and loss expense reserves at December 31, 2003.

The Company's exposure to foreign currency risk is not material.

                           ANNUAL REPORT ON FORM 10-K




               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                          YEAR ENDED DECEMBER 31, 2003

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                          YEAR ENDED DECEMBER 31, 2003

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA


REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 27, 2004

CONSOLIDATED BALANCE SHEETS
BALDWIN & LYONS, INC. AND SUBSIDIARIES


                                                                               December 31
                                                                          2003              2002
                                                                    ----------------   ---------------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                     $ 321,193         $ 290,155
    Equity securities                                                      130,139           105,441
    Short-term and other                                                    36,545             9,158
                                                                    ----------------   ---------------
                                                                           487,877           404,754

Cash and cash equivalents                                                   30,078            41,699
Accounts receivable--less allowance
   (2003, $1,127; 2002, $1,047)                                             37,333            33,646
Accrued investment income                                                    3,848             4,060
Reinsurance recoverable                                                    185,457           137,870
Deferred policy acquisition costs                                            5,309             4,177
Current federal income taxes                                                     -             1,701
Property and equipment--less accumulated depreciation
    (2003, $10,009; 2002, $8,718)                                            6,206             6,658
Notes receivable from employees                                              4,828             7,494
Other assets                                                                 2,271             2,403
                                                                    ----------------   ---------------
                                                                         $ 763,207         $ 644,462
                                                                    ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                             $ 343,724         $ 277,744
    Unearned premiums                                                       36,803            29,016
                                                                    ----------------   ---------------
                                                                           380,527           306,760

Reinsurance payable                                                            810             1,592
Note payable                                                                     -             7,500
Accounts payable and other liabilities                                      43,195            38,262
Current federal income taxes                                                   901                 -
Deferred federal income taxes                                               13,200             5,760
                                                                    ----------------   ---------------
                                                                           438,633           359,874
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 2003 and 2002, 2,666,666 shares                      114               114
       Class B -- authorized 20,000,000 shares;
           outstanding -- 2003, 11,924,354 shares;
           2002, 11,882,813 shares                                             509               507
    Additional paid-in capital                                              35,419            35,248
    Unrealized net gains on investments                                     44,837            29,640
    Retained earnings                                                      243,695           219,079
                                                                    ----------------   ---------------
                                                                           324,574           284,588
                                                                    ----------------   ---------------
                                                                         $ 763,207         $ 644,462
                                                                    ================   ===============



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
BALDWIN & LYONS, INC. AND SUBSIDIARIES



                                                                                        Year Ended December 31
                                                                               2003              2002             2001
                                                                         ----------------  ----------------  ---------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                        $ 146,153         $ 104,392         $ 83,138
    Net investment income                                                         12,873            14,964           17,626
    Realized net gains (losses) on investments                                     9,990           (16,445)           5,053
    Commissions, service fees and other income                                     6,232             5,219            4,063
                                                                         ----------------  ----------------  ---------------
                                                                                 175,248           108,130          109,880
EXPENSES:
    Losses and loss expenses incurred                                             95,738            68,107           81,870
    Other operating expenses                                                      30,477            22,193           21,572
                                                                         ----------------  ----------------  ---------------
                                                                                 126,215            90,300          103,442
                                                                         ----------------  ----------------  ---------------
                                  INCOME BEFORE FEDERAL INCOME TAXES              49,033            17,830            6,438

Federal income taxes                                                              15,958             5,464            1,048
                                                                         ----------------  ----------------  ---------------
                                                          NET INCOME            $ 33,075          $ 12,366          $ 5,390
                                                                         ================  ================  ===============

PER SHARE DATA:
DILUTED EARNINGS:
    Income before realized net gains (losses)                                     $ 1.81            $ 1.57            $ .14
    Realized net gains (losses) on investments                                       .44             ( .73)             .21
                                                                         ----------------  ----------------  ---------------
                                                          NET INCOME              $ 2.25            $  .84            $ .35
                                                                         ================  ================  ===============

BASIC EARNINGS:
    Income before realized net gains (losses)                                     $ 1.82            $ 1.58            $ .14
    Realized net gains (losses) on investments                                       .45             ( .73)             .22
                                                                         ----------------  ----------------  ---------------
                                                          NET INCOME              $ 2.27            $  .85            $ .36
                                                                         ================  ================  ===============

                                                           DIVIDENDS              $  .65            $  .32            $ .32
                                                                         ================  ================  ===============




See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
BALDWIN & LYONS, INC. AND SUBSIDIARIES



                                                                                 2003             2002            2001
                                                                             --------------  --------------  --------------
                                                                                         (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                             $219,079        $219,067        $220,698
    Unrealized gains on investments                                                 29,640          32,377          36,237
                                                                             --------------  --------------  --------------
                                                                                   248,719         251,444         256,935

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                                      33,075          12,366           5,390

    Gains (losses) on investments:
        Holding gains (losses) arising during period,
            before federal income taxes                                             33,371         (20,656)           (886)
        Federal income taxes (benefit)                                              11,680          (7,230)           (310)
                                                                             --------------  --------------  --------------
                                                                                    21,691         (13,426)           (576)

        (Gains) losses realized during period included in net income,
            before federal income taxes                                            (9,990)          16,445          (5,053)
        Federal income taxes (benefit)                                             (3,496)           5,756          (1,769)
                                                                             --------------  --------------  --------------
                                                                                   (6,494)          10,689          (3,284)
                                                                             --------------  --------------  --------------

        Change in unrealized gains on investments                                   15,197          (2,737)         (3,860)

    Foreign exhange adjustment                                                       1,011              77            (300)
                                                                             --------------  --------------  --------------

                                   TOTAL REALIZED AND UNREALIZED INCOME             49,283           9,706           1,230

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                            (9,470)          (4,636)         (4,850)
    Cost of treasury shares in excess of original issue proceeds                         -          (7,795)         (1,871)
                                                                             --------------  --------------  --------------
                                                                                   (9,470)         (12,431)         (6,721)
                                                                             --------------  --------------  --------------
                                                          TOTAL CHANGES             39,813          (2,725)         (5,491)
                                                                             --------------  --------------  --------------

BALANCES AT END OF YEAR:
    Retained earnings                                                              243,695         219,079         219,067
    Unrealized gains on investments                                                 44,837          29,640          32,377
                                                                             --------------  --------------  --------------
                                                                                  $288,532        $248,719        $251,444
                                                                             ==============  ==============  ==============



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                                                          Year Ended December 31
                                                                                 2003               2002           2001
                                                                            ---------------  ---------------  --------------
                                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                     $ 33,075         $ 12,366         $ 5,390
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                          4,275           (3,434)           (365)
         Change in accrued investment income                                           213             (185)           (151)
         Change in loss and loss expense reserves
            and reinsurance recoverable                                             18,218            4,357          17,788
         Change in other assets, other liabilities and current income taxes          7,252            7,046          (3,732)
         Amortization of net policy acquisition costs                               (4,431)          (5,569)         (3,141)
         Net policy acquisition costs deferred                                       3,299            4,915           3,293
         Provision for deferred income taxes                                         (743)           (2,675)           (559)
         Bond amortization                                                           2,802            1,482             578
         Loss on sale of property                                                       17               10               8
         Depreciation                                                                2,741            2,601           2,604
         Net realized loss (gain) on investments                                   (9,990)           17,057          (5,668)
         Compensation expense related to discounted stock options                      143              134             131
                                                                            ---------------  ---------------  --------------
                              Net cash provided by operating activities             56,871           38,105          16,177

Investing activities
   Purchases of fixed maturities and equity securities                           (206,141)         (172,806)       (163,996)
   Proceeds from maturities                                                         85,429           51,978          74,029
   Proceeds from sales of fixed maturities                                          34,492           32,000          11,921
   Proceeds from sales of equity securities                                         61,764           53,112          61,328
   Net sales (purchases) of short-term investments                                (27,529)           19,814           4,213
   Distributions from limited partnerships                                              63              632           9,896
   Decrease (increase) in principal balance of
      notes receivable from employees                                                2,676           (5,036)           (532)
   Purchases of property and equipment                                             (2,437)           (1,989)         (1,727)
   Proceeds from disposals of property and equipment                                   130              161             129
                                                                            ---------------  ---------------  --------------
                                  Net cash used in investing activities           (51,553)          (22,134)         (4,739)

Financing activities
   Dividends paid to shareholders                                                  (9,470)           (4,636)         (4,850)
   Proceeds from sale of common stock                                                   31                2               3
   Drawing on line of credit                                                             -           10,000               -
   Repayment on line of credit                                                     (7,500)           (2,500)         (5,411)
   Cost of treasury shares                                                               -           (8,978)         (2,154)
                                                                            ---------------  ---------------  --------------
                                  Net cash used in financing activities           (16,939)           (6,112)        (12,412)
                                                                            ---------------  ---------------  --------------
                       Increase (decrease) in cash and cash equivalents           (11,621)            9,859            (974)
Cash and cash equivalents at beginning of year                                      41,699           31,840          32,814
                                                                            ---------------  ---------------  --------------
                               Cash and cash equivalents at end of year           $ 30,078         $ 41,699        $ 31,840
                                                                            ===============  ===============  ==============




See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Baldwin & Lyons, Inc. and Subsidiaries
(DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries ("the Company"). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

EARNINGS PER SHARE: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See note H.

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

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation. All share amounts have been restated for the five-for-four stock split declared in February, 2003.

NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                 COST OR         GROSS         GROSS          NET
                                                    FAIR        AMORTIZED      UNREALIZED    UNREALIZED    UNREALIZED
                                                    VALUE          COST          GAINS         LOSSES        GAINS
                                                 ------------  -------------  ------------  ------------  ------------
2003:
   U. S. government obligations                    $ 113,359      $ 111,972      $  1,407       $   (20)      $ 1,387
   Mortgage-backed securities                         19,198         19,139           168          (109)           59
   Obligations of states and political
      subdivisions                                   104,237        102,865         1,398           (26)        1,372
   Corporate securities                               78,000         73,807         4,265           (72)        4,193
   Foreign government obligations                      6,399          6,295           104             -           104
                                                 ------------  -------------  ------------  -------------  ------------
      Total fixed maturities                         321,193        314,078         7,342          (227)        7,115
   Equity securities                                 130,139         67,929        62,805          (595)       62,210
   Short-term and other                               36,545         36,890             -          (345)         (345)
                                                 ------------  -------------  ------------  -------------  ------------
      Total available-for-sale securities          $ 487,877      $ 418,897      $ 70,147      $ (1,167)       68,980
                                                 ============  =============  ============  =============

                                                                          Applicable federal income taxes     (24,143)
                                                                                                           ------------

                                                                        Net unrealized gains - net of tax    $ 44,837
                                                                                                           ============
2002:
   U. S. government obligations                    $ 116,325      $ 113,280      $  3,045      $      -      $  3,045
   Mortgage-backed securities                         12,817         12,240           578            (1)          577
   Obligations of states and political
      subdivisions                                    68,837         67,299         1,538             -         1,538
   Corporate securities                               87,716         84,101         4,084          (469)        3,615
   Foreign government obligations                      4,460          4,407            53             -            53
                                                 ------------  -------------  ------------  -------------  ------------
      Total fixed maturities                         290,155        281,327         9,298          (470)        8,828
   Equity securities                                 105,441         68,669        40,036        (3,264)       36,772
   Short-term and other                                9,158          9,158             -             -             -
                                                 ------------  -------------  ------------  -------------  ------------
      Total available-for-sale securities          $ 404,754      $ 359,154      $ 49,334      $ (3,734)       45,600
                                                 ============  =============  ============  =============

                                                                          Applicable federal income taxes     (15,960)
                                                                                                           ------------

                                                                        Net unrealized gains - net of tax    $ 29,640
                                                                                                           ============

The securities in an unrealized loss position are not significant.

Gross realized gains and losses on investments for the years ended December 31 are summarized below:

                                                                          2003           2002          2001
                                                                      -------------  ------------  ------------
Fixed maturities:
   Gains                                                                  $  1,122      $  1,396         $  82
   Losses                                                                     (584)       (3,278)       (2,218)
                                                                      -------------  ------------  ------------
      Net gains (losses)                                                       538        (1,882)       (2,136)

Equity securities:
   Gains                                                                    15,754         5,774        15,591
   Losses                                                                   (6,502)      (19,520)       (8,305)
                                                                      -------------  ------------  ------------
      Net gains (losses)                                                     9,252       (13,746)        7,286

Short-term and other - net gain (loss)                                         200          (817)          (97)
                                                                      -------------  ------------  ------------

                                         TOTAL NET GAINS (LOSSES)          $ 9,990     $ (16,445)      $ 5,053
                                                                      =============  ============  ============


The Company recorded other than temporary writedowns of $2,394, $7,726 and $2,081 in 2003, 2002 and 2001, respectively.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                  Cost or
                                                                                                  Amoritzed
                                                                                 Fair Value         Cost
                                                                                ------------    -------------
One year or less                                                                   $ 99,443         $ 97,273
Excess of one year to five years                                                    185,013          180,300
Excess of five years to ten years                                                     7,206            7,191
Excess of ten years                                                                   7,385            7,239
                                                                                ------------    -------------
   Total maturities                                                                 299,047          292,003
Mortgage-backed securities                                                           19,198           19,139
Redeemable preferred stock                                                            2,948            2,936
                                                                                ------------    -------------
                                                                                  $ 321,193        $ 314,078
                                                                                ============    =============


Major categories of investment income for the years ended December 31 are summarized as follows:

                                                                       2003             2002            2001
                                                                   -------------    -------------    ------------
Fixed maturities                                                       $ 11,275         $ 12,744        $ 13,287
Equity securities                                                         2,367            2,813           2,739
Money market funds                                                          354              663           1,522
Short-term and other                                                        311              207           1,785
                                                                   -------------    -------------    ------------
                                                                         14,307           16,427          19,333
Investment expenses                                                      (1,434)          (1,463)         (1,707)
                                                                   -------------    -------------    ------------
                                         NET INVESTMENT INCOME         $ 12,873         $ 14,964        $ 17,626
                                                                   =============    =============    ============


Approximately 21% of purchases and 38% of sales of investments during the three years ended December 31, 2003 were made through securities broker-dealers in which certain directors of the Company were officers, directors or owners. Fees earned by affiliated investment advisors were $2,820, $482 and $1,110 in 2003, 2002 and 2001, respectively.

The Company has holdings in money-market accounts which were managed by or purchased through companies affiliated with certain directors of the Company.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                                       Year Ended December 31,
                                                                                2003            2002            2001
                                                                             ------------    ------------    ------------
Reserves at the beginning of the year                                           $144,702        $137,733        $120,206

Provision for losses and loss expenses:
   Claims occurring during the current year                                      109,324          78,115          82,757
   Claims occurring during prior years                                           (13,586)        (10,008)           (887)
                                                                             ------------    ------------    ------------
      Total incurred                                                              95,738          68,107          81,870

Loss and loss expense payments:
   Claims occurring during the current year                                       37,625          30,997          33,237
   Claims occurring during prior years                                            39,956          30,249          31,132
                                                                             ------------    ------------    ------------
      Total paid                                                                  77,581          61,246          64,369

Change in allowance for uncollectible
    amounts due from reinsurers                                                      840             108              26
                                                                             ------------    ------------    ------------
Reserves at the end of the year                                                  163,699         144,702         137,733

Reinsurance recoverable on reserves at the end of the year                       180,025         133,042         109,410
                                                                             ------------    ------------    ------------
Reserves, gross of reinsurance
    recoverables, at the end of the year                                        $343,724        $277,744        $247,143
                                                                             ============    ============    ============


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2002, 2001 and 2000 were decreased by $13,586, $10,008 and $887, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Included in the above developments during 2003 and 2002, are decreases of $1,659 and $1,539, respectively, in reserves outstanding at December 31, 2002 and 2001 for losses and loss expenses related to environmental damage claims. The development during 2001 was insignificant for environmental claims. Reserves for incurred but not reported environmental losses were $2,500 and $3,900 at December 31, 2003 and 2002, respectively. Development during 2003 also included an increase in reinsurance assumed loss and loss expense reserves at December 31, 2002 of $799. Development during 2002 included a decrease in reinsurance assumed loss reserves at December 31, 2001 of $1,305. Development during 2001 included $2,100 of incurred losses and loss expenses on reinsurance assumed reserves outstanding at December 31, 2000 which was partially offset by reinstatement premiums of $1,000. Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Under terms of reinsurance agreements effective June 1, 1998, the Company's exposure on large fleet trucking losses dropped from $1,000 to $100 per occurrence. Effective June 1, 2001, June 1, 2002 and June 1, 2003, terms of replacement reinsurance agreements increased the Company's maximum exposure on large fleet trucking losses to $1,020, $1,400 and $1,625, respectively, per occurrence. The increased net retention per occurrence is reflected in the increase in favorable development during 2003. These trends were considered in the establishment of the Company's reserves at December 31, 2003.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $9.8 million to date and carries a remaining reserve of $10.2 million at December 31, 2003.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as reported and records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2003 and 2002, loss reserves have been reduced by approximately

$5,549 and $6,396, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $3,490 and $2,810 at December 31, 2003 and 2002, respectively.


NOTE D - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                     2003             2002
                                                                                  ------------  -------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                                                     $24,143        $15,960
   Deferred acquisition costs                                                           1,868          1,486
   Salvage and subrogation                                                                840            621
   Other                                                                                  195            247
                                                                                  ------------  -------------
      Total deferred tax liabilities                                                   27,046         18,314
                                                                                  ------------  -------------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                                          5,523          4,554
   Other than temporary investment declines                                             2,018          2,532
   Deferred compensation                                                                2,460          2,418
   Unearned premiums                                                                    2,569          2,011
   Other                                                                                1,276          1,039
                                                                                  ------------  -------------
      Total deferred tax assets                                                        13,846         12,554
                                                                                  ------------  -------------

      NET DEFERRED TAX LIABILITIES                                                   $ 13,200        $ 5,760
                                                                                  ============  =============


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                                     2003            2002             2001
                                                                 -------------    ------------    -------------
Statutory federal income rate applied to
   pretax income                                                     $ 17,162         $ 6,240           $2,253
Tax effect of (deduction):
   Tax-exempt investment income                                        (1,174)         (1,081)          (1,241)
   Other                                                                  (30)            305               36
                                                                 -------------    ------------    -------------
Federal income tax expense                                           $ 15,958         $ 5,464          $ 1,048
                                                                 =============    ============    =============


Federal income tax expense consists of the following:

                                                                        2003            2002             2001
                                                                    -------------    ------------    -------------
Taxes (credits) on pre-tax income:
   Current                                                              $ 16,701         $ 8,139           $1,607
   Deferred                                                                 (743)         (2,675)            (559)
                                                                    -------------    ------------    -------------
                                                                        $ 15,958         $ 5,464          $ 1,048
                                                                    =============    ============    =============

The components of the provision for deferred federal income taxes (credits) are as follows:

                                                                        2003           2002           2001
                                                                    ------------   ------------   ------------
Other than temporary investment declines                                  $ 514      $  (1,804)      $   (725)
Discounts of loss and loss expense reserves                              (1,179)          (256)          (144)
Limited partnerships                                                        (44)          (351)          (153)
Unearned premium disallowance                                              (557)          (354)            35
Deferred compensation                                                       (41)           (28)           537
Other                                                                       564            118           (109)
                                                                    ------------   ------------   ------------
                       PROVISION FOR DEFERRED FEDERAL INCOME TAX         $ (743)     $  (2,675)        $ (559)
                                                                    ============   ============   ============

Cash flows related to federal income taxes paid, net of refunds received, for 2003, 2002 and 2001 were $14,100, $7,250 and $5,200, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $5,523 of deferred tax assets at December 31, 2003 arising from loss reserve discounting are assured based on Section 847 of the Internal Revenue Code.

NOTE E - REINSURANCE
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. The Company also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks as well as aggregate catastrophe treaties. Accordingly, the occurrence of a major catastrophic event can have a significant impact on the Company's operations. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.

Detail with respect to direct premiums and premiums assumed from and ceded to other insurers and reinsurers is as follows:

                                         Premiums Written                                     Premiums Earned
                         -------------------------------------------------    -------------------------------------------------
                              2003              2002             2001              2003             2002              2001
                         --------------    -------------    --------------    -------------    --------------    --------------
Direct                       $ 215,576        $ 164,662         $ 114,304        $ 208,282         $ 160,035         $ 114,913
Assumed                         12,038            8,632             6,004           11,547             8,147             5,931
Ceded                          (73,501)         (63,841)          (37,663)         (73,676)          (63,790)          (37,706)
                         --------------    -------------    --------------    -------------    --------------    --------------
               Net           $ 154,113        $ 109,453          $ 82,645        $ 146,153         $ 104,392          $ 83,138
                         ==============    =============    ==============    =============    ==============    ==============

Net losses and loss expenses incurred for 2003, 2002 and 2001 have been reduced by ceded reinsurance recoveries of approximately $96,812, $60,055 and $72,701, respectively. Net losses and loss expenses incurred for 2003, 2002 and 2001 include approximately $5,687, $5,165 and $24,624 relating to reinsurance assumed from non-affiliated insurance or reinsurance companies. Losses and loss expenses incurred for 2001 included $20,000 for the Company's exposure from reinsurance assumed treaties related to the events of September 11, 2001. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

Components of reinsurance recoverable at December 31 are as follows:

                                                                                           2003          2002
                                                                                       ------------  -------------
Unpaid losses and loss expenses                                                           $180,025       $133,042
Paid losses and loss expenses                                                                5,326          4,547
Unearned premiums                                                                              106            281
                                                                                       ------------  -------------
                                                                                          $185,457       $137,870
                                                                                       ============  =============

NOTE F - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows

                                                            Class A                        Class B               Additional
                                                   --------------------------    ---------------------------      Paid-in
                                                      Shares         Amount         Shares         Amount         Capital
                                                   -------------    ---------    -------------    ----------    ------------
Balance at January 1, 2001                            2,875,982        $ 123       12,337,603         $ 526        $ 36,416
   Discounted stock options issued                            -            -                -             -             130
   Discounted stock options exercised                         -            -            8,312             1               3
   Treasury shares purchased                            (28,600)          (2)         (93,500)           (4)           (277)
                                                   -------------    ---------    -------------    ----------    ------------
Balance at December 31, 2001                          2,847,382          121       12,252,415           523          36,272
   Discounted stock options issued                            -            -                -             -             134
   Discounted stock options exercised                         -            -            7,110             -               2
   Fractional share adjustment from stock split             (37)           -              (48)            -               -
   Treasury shares purchased                           (180,679)          (7)        (376,664)          (16)         (1,160)
                                                   -------------    ---------    -------------    ----------    ------------
Balance at December 31, 2002                          2,666,666          114       11,882,813           507          35,248
   Discounted stock options issued                            -            -                -             -             142
   Discounted stock options exercised                         -            -           41,541             2              29
                                                   -------------    ---------    -------------    ----------    ------------
Balance at December 31, 2003                          2,666,666        $ 114       11,924,354         $ 509        $ 35,419
                                                   =============    =========    =============    ==========    ============


The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders' equity at December 31, 2003 includes $310,870 representing GAAP shareholder's equity of insurance subsidiaries, of which $45,654 may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $193,723 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the Company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $22,851, $10,318 and $5,660 for 2003, 2002 and 2001, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $304,651 and $269,005 at December 31, 2003 and 2002, respectively. Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $62,571 at December 31, 2003.


NOTE G - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:

                                                                             2003             2002            2001
                                                                          ------------    -------------    ------------
Amortization of deferred policy acquisition costs                             $15,667          $12,072         $ 9,692
Other underwriting expenses                                                    18,329           14,158          12,878
Expense allowances from reinsurers                                            (20,099)         (17,641)        (12,833)
                                                                          ------------    -------------    ------------
                                          TOTAL UNDERWRITING EXPENSES          13,897            8,589           9,737

Operating expenses of non-insurance companies                                  16,580           13,604          11,835
                                                                          ------------    -------------    ------------
                                       TOTAL OTHER OPERATING EXPENSES         $30,477          $22,193         $21,572
                                                                          ============    =============    ============

NOTE H - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                                           2003              2002              2001
                                                                     ---------------    --------------    --------------
Average share outstanding for basic earnings per share                   14,562,310        14,609,727        15,153,577

Dilutive effect of options                                                  135,659           104,168           105,104
                                                                     ---------------    --------------    --------------
Average shares outstanding for diluted earnings per share                14,697,969        14,713,895        15,258,681
                                                                     ===============    ==============    ==============

No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. Certain market value options, granted in 1997, were included in the computation of diluted earnings per share for 2003. These market value options were not included in the computation of diluted earnings per share for 2002 and 2001 because the exercise price during those years was greater than the average market price of the Company's stock.


NOTE I  - REPORTABLE SEGMENTS
The Company and its consolidated subsidiaries market and underwrite casualty insurance in five major specialty areas (reportable segments): (1) fleet trucking, (2) nonstandard private passenger automobile, (3) small fleet trucking, (4) the assumption of reinsurance and (5) small business workers' compensation. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The nonstandard private passenger automobile segment provides motor vehicle liability and physical damage coverages to individuals. The small fleet trucking segment provides commercial automobile coverages to small trucking fleets and owner/operators. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. The small business workers' compensation segment provides workers' compensation coverages to small businesses and other entities.

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

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                                      2003            2002             2001
                                                                 -------------    -------------    -------------
DIRECT AND ASSUMED PREMIUM WRITTEN:
  Fleet trucking                                                  $   148,482      $   112,355      $    68,154
  Non-standard private passenger automobile                            42,342           35,466           30,094
  Small fleet trucking                                                 15,086           10,514           11,722
  Voluntary reinsurance assumed                                        11,121            8,128            5,668
  Small business workers' compensation                                  9,665            6,321            4,332
  All Other                                                               918              510              338
                                                                 -------------    -------------    -------------
                                                         Totals   $   227,614      $   173,294      $   120,308
                                                                 =============    =============    =============

NET PREMIUM EARNED AND FEE INCOME:
  Fleet trucking                                                  $    82,545           55,145           34,824
  Non-standard private passenger automobile                            40,695           33,754           33,800
  Small fleet trucking                                                  9,301            8,316            9,600
  Voluntary reinsurance assumed                                        11,994            7,739            5,636
  Small business workers' compensation                                  6,132            3,535            2,791
  All Other                                                               806              414              295
                                                                 -------------    -------------    -------------
                                                         Totals   $   151,473      $   108,903      $    86,946
                                                                 =============    =============    =============

UNDERWRITING GAIN (LOSS):
  Fleet trucking                                                  $    29,778      $    22,718      $    11,116
  Non-standard private passenger automobile                             4,476            2,527              436
  Small fleet trucking                                                    123            1,340                -
  Voluntary reinsurance assumed                                         3,463            1,586          (19,429)
  Small business workers' compensation                                 (1,830)             157             (337)
  All Other                                                               213             (619)            (392)
                                                                 -------------    -------------    -------------
                                                         Totals   $    36,223      $    27,709      $    (8,606)
                                                                 =============    =============    =============

For 2003, the above amounts for voluntary reinsurance assumed include certain intersegment reinsurance agreements. Intersegment premiums earned were $1,239. Intersegment losses and loss expenses incurred were $1,357.

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                                      2003          2002            2001
                                                                 -------------  -------------  -------------
REVENUE:
  Net premium earned and fee income                                $ 151,473      $ 108,903      $  86,946
  Net investment income                                               12,873         14,964         17,626
  Realized net gains (losses) on investments                           9,990        (16,445)         5,053
  Other income                                                           912            708            255
                                                                 -------------  -------------  -------------
                                    Total consolidated revenue     $ 175,248      $ 108,130      $ 109,880
                                                                 =============  =============  =============

PROFIT:
  Underwriting gain (loss)                                         $  36,223      $  27,709      $  (8,606)
  Net investment income                                               12,873         14,964         17,626
  Realized net gains (losses) on investments                           9,990        (16,445)         5,053
  Corporate expenses                                                 (10,053)        (8,398)        (7,635)
                                                                 -------------  -------------  -------------
                            Income before federal income taxes     $  49,033      $  17,830      $   6,438
                                                                 =============  =============  =============

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $47,693, $39,359 and $28,864 of the Company's consolidated direct and assumed premium written in 2003, 2002 and 2001, respectively.


NOTE J - STOCK PURCHASE AND OPTION PLANS
In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2003 there were 160,849 shares (Class A) and 439,708 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,312,500 shares of Class B common stock for the granting of stock options to employees and directors. No options were granted to employees during the three year period ended December 31, 2003. All employee options outstanding at December 31, 2003 are exercisable. Discounted options granted to directors are generally not exercisable for one year from the date of grant. All options expire ten years after the date of grant. All of the Company's option plans have received shareholder approval. Approximately 326,000 of such options are available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                         2003                         2002                      2001
                                              --------------------------  --------------------------  -------------------------
                                                             Weighted                     Weighted                    Weighted
                                                              Average                     Average                     Average
                                                             Exercise                     Exercise                    Exercise
                                                Options        Price         Options        Price       Options        Price
                                              -----------  ------------   -----------  ------------   -----------  -----------
Outstanding at beginning of year                 690,162      $ 17.475       689,776       $ 17.480      689,665      $17.478

Granted at exercise prices below market            6,938          .946         7,496           .800        8,423         .800
Exercised                                         41,539          .736         7,110           .305        8,312         .418
                                              -----------                 -----------                 -----------

Outstanding at end of year                       655,561        18.357       690,162         17.475      689,776       17.480
                                              ===========                 ===========                 ===========

Exercisable at end of year                       648,623        18.543       682,666         17.659      681,353       17.686

Weighted average fair value
   of options granted during the year
   at exercise prices below market                 6,938        20.538         7,496         17.931        8,423       15.509

Exercise prices for options outstanding as of December 31, 2003 were $.80, $1.00 or $20.60. The weighted-average remaining contractual lives of options exercisable at $.80 and $1.00 are 4.6 years and 9.5 years, respectively. The remaining contractual life of options exercisable at $20.60 is 4 years. No options have been granted since 1997 other than discounted options granted to directors in lieu of directors' fees. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $143, $134 and $130 for 2003, 2002 and 2001, respectively.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $4,828 and $7,494 of such full-recourse loans were issued and outstanding at December 31, 2003 and 2002, respectively, and carry interest rates ranging from 4.75% to 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.

NOTE K - NOTE PAYABLE
At December 31, 2002, the Company carried a note payable to bank in the amount of $7.5 million at an annual interest rate of 3.22%. The carrying amount of this note payable approximates fair value. This note was repaid in 2003.


NOTE L - EMPLOYEE BENEFIT PLANS
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2003, 2002 and 2001 were $978, $864 and $736, respectively.


NOTE M - CONCENTRATIONS OF CREDIT RISK
The Company writes policies of excess insurance attaching above a self-insured retention ("SIR") and also writes policies that contain large, per-claim deductibles. Those losses and claims that fall within the SIR or deductible are obligations of the insured. The Company also writes surety bonds in favor of various regulatory agencies guaranteeing the insured's payment of claims within the SIR. Losses and claims under a large deductible policy are payable by the Company with reimbursement due the Company from the insured. The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured's default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2003, the Company held collateral in the aggregate amount of $177,847. The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured's default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company's largest customer, and in the event of that customer's default, such default may have a material adverse impact on the Company.

NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) QUARTERLY RESULTS OF OPERATIONS ARE AS FOLLOWS:

                                                                              Results by Quarter
                                             --------------------------------------------------------------------------------------
                                                                2003                                        2002
                                             ------------------------------------------  ------------------------------------------
                                                1st        2nd        3rd        4th        1st        2nd        3rd        4th
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net premiums earned                           $31,701    $36,960    $37,513    $39,979    $21,664    $25,865    $27,040    $29,823
Net investment income                           3,373      3,124      2,987      3,389      3,883      3,793      3,524      3,764
Realized net gains (losses) on investments     (2,452)     5,739      2,048      4,655        835       (735)    (4,972)   (11,573)
Losses and loss expenses incurred              20,511     23,900     24,411     26,916     13,764     17,137     17,388     19,817

Net income (loss)                               4,532     10,301      8,122     10,120      5,459      4,922      2,831       (846)

Per share - diluted:
   Income (loss) before realized
      net gains (losses) on investments          $.42       $.45       $.46       $.48       $.33       $.37       $.41      $ .46
   Realized net gains (losses)
      on investments                             (.11)       .25        .09        .21        .04       (.03)      (.22)      (.52)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Net income (loss)                             $.31       $.70       $.55       $.69       $.37       $.34       $.19      $(.06)
                                             =========  =========  =========  =========  =========  =========  =========  =========


NOTE O - STOCK SPLIT
At its regular meeting in February, 2003, the Company's Board of Directors declared a 25% stock dividend in the form of a five-for-four stock split on the Company's Class A and Class B Common Stock. The additional shares were distributed on March 3, 2003 to shareholders of record on February 17, 2003. Fractional shares were settled in cash using the closing market value on February 17, 2003. All share and per share references within this report have been restated to reflect the stock split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

No response to this item is required.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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


                                    PART III
                                    --------

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                      Served in
                                                                                    Such Capacity
           Name                  Age                          Title                    Since
-------------------------     ---------   -------------------------------------     -------------
Gary W. Miller                   63        Chairman, President and CEO                1983 <F1>
Joseph J. DeVito                 51        Executive Vice President                   1986 <F2>
James W. Good                    59        Executive Vice President                   1980 <F2>
G. Patrick Corydon               55        Senior Vice President and CFO              1979 <F3>
James E. Kirschner               57        Senior Vice President and Secretary        1977 <F3> <F4>

<F1> Mr. Miller was elected Chairman and CEO of the Company in 1997.
<F2> Mr. DeVito and Mr. Good were each elected Executive Vice President in 2001.
<F3> Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in
     2001.
<F4> Mr. Kirschner was elected Secretary of the Company in 1985.

ITEM 11.  EXECUTIVE COMPENSATION *
          ------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT *
          ----------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *
          -----------------------------------------------

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *
          ----------------------------------------
* The information to be provided under Items 11, 12, 13 and 14 is omitted from this Report because the Registrant will file with the Commission a definitive proxy statement pursuant to Regulation 14A involving the election of directors not later than 120 days after the close of its fiscal year. The information required by these items of this Report which will appear in the definitive proxy statement is incorporated by reference herein.

                                    PART IV
                                    -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a) 1. List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Auditors) are submitted in Item 8 of this report.

          Consolidated Balance Sheets - December 31, 2003 and 2002

          Consolidated Statements of Income and Retained Earnings - Years ended
            December 31, 2003, 2002 and 2001

          Consolidated Statements of Changes in Equity Other Than Capital -
            Years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows - Years ended December 31,
            2003, 2002 and 2001

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

   NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
           S-K                        EXHIBIT NUMBER AND DESCRIPTION
 ----------------------     ---------------------------------------------------
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


          (11)              EXHIBIT 11--
  (Statement regarding      Computation of Per Share Earnings
   computation of per
     share earnings)


          (21)              EXHIBIT 21--
  (Subsidiaries of the      Subsidiaries of Baldwin & Lyons, Inc.
       registrant)


          (23)              EXHIBIT 23--
  (Consents of experts      Consent of Ernst & Young LLP
      and counsel)


          (24)              EXHIBIT 24--
(Powers of Attorney)        Powers of Attorney for certain Officers and
                            Directors



(b) A report on Form 8-K was filed by the Company in the fourth quarter of 2003 to announce its third quarter earnings press release.


(c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 53 through 559 of this report.

                      SCHEDULE I -- SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2003


                     BALDWIN & LYONS, INC. AND SUBSIDIARIES


---------------------------------------------  -----------------  ----------------  --------------------
                  Column A                          Column B          Column C            Column D
---------------------------------------------  -----------------  ----------------  --------------------
                                            (DOLLARS IN THOUSANDS)
                                                                                        Amount At
                                                                                       Which Shown
                                                                       Fair          In The Balance
             Type of Investment                       Cost             Value            Sheet <F1>
---------------------------------------------  -----------------  ----------------  -----------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                      $111,972          $113,359           $113,359
    Mortgage backed securities                           19,139            19,198             19,198
    States, municipalities and
      political subdivisions                            102,865           104,237            104,237
    Foreign governments                                   6,295             6,399              6,399
    Public utilities                                     10,826            11,650             11,650
    All other corporate bonds                            60,045            63,402             63,402
  Redeemable preferred stock                              2,936             2,948              2,948
                                               -----------------   ---------------   ----------------
                      Total fixed maturities            314,078           321,193            321,193

Equity Securities:
  Common Stocks:
    Public Utilities                                        171               205                205
    Banks, trust and insurance
      companies                                           9,748            25,342             25,342
    Industrial, miscellaneous
      and all other                                      51,997            98,399             98,399
  Nonredeemable preferred stocks                          6,013             6,193              6,193
                                               -----------------   ---------------   ----------------
                     Total equity securities             67,929           130,139            130,139

Short-term and Other:
  Certificates of deposit                                 1,980             1,980              1,980
  Commercial paper                                       28,459            28,459             28,459
  Other long-term investments                             6,450             6,106              6,106
                                               -----------------   ---------------   ----------------
                  Total short-term and other             36,889            36,545             36,545
                                               -----------------   ---------------   ----------------

                           Total investments          $ 418,896         $ 487,877          $ 487,877
                                               =================   ===============   ================

<F1> All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

                                               SCHEDULE II
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 FORM 10-K - YEAR ENDED DECEMBER 31, 2003


                                          BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS
                                                                                    December 31
                                                                         ----------------------------------
                                                                              2003               2002
                                                                         ---------------    ---------------
ASSETS
Investment in subsidiaries                                                     $309,301           $275,801
Due from affiliates                                                               5,355              4,799
Investments other than subsidiaries:
   Fixed maturities                                                              12,929             13,523
   Equity maturities                                                              1,374                  -
   Short-term and other                                                          20,977              3,067
                                                                         ---------------    ---------------
                                                                                 35,280             16,591
Cash and cash equivalents                                                        17,680             26,423
Accounts receivable                                                               9,214             10,688
Notes receivable from employees                                                   4,828              7,494
Other assets                                                                      5,877              6,892
                                                                         ---------------    ---------------

                                                        TOTAL ASSETS           $387,536           $348,687
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Premiums payable                                                             $36,283            $32,075
   Deposits from insureds                                                        20,428             18,082
   Notes payable to bank                                                              -              7,500
   Currently payable federal income taxes                                           972              1,536
   Other liabilities                                                              5,279              4,906
                                                                         ---------------    ---------------
                                                                                 62,962             64,099

SHAREHOLDERS' EQUITY:
   Common stock:
      Class A                                                                       114                114
      Class B                                                                       509                507
      Additional paid-in capital                                                 35,419             35,248
      Unrealized net gains on investments                                        44,837             29,640
      Retained earnings                                                         243,695            219,079
                                                                         ---------------    ---------------
                                                                                324,574            284,588
                                                                         ---------------    ---------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $387,536           $348,687
                                                                         ===============    ===============


See notes to condensed financial statements



                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2003


                              BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME
                                                                                    Year Ended December 31
                                                                            2003            2002           2001
                                                                        ------------    ------------   -----------
REVENUE:
   Commissions and service fees                                             $26,565         $20,651       $11,788
   Dividends from subsidiaries                                               10,000           5,000         3,750
   Net investment income                                                        863             689         1,478
   Realized net losses on investments                                          (925)           (652)         (183)
   Other                                                                        289             323           110
                                                                        ------------    ------------   -----------
                                                                              36,792         26,011        16,943

EXPENSES:
   Salary and related items                                                   10,481          7,907         6,631
   Other                                                                       5,826          5,418         4,851
                                                                        -------------   ------------   -----------
                                                                              16,307         13,325        11,482
                                                                        -------------   ------------   -----------
                                 INCOME BEFORE FEDERAL INCOME TAXES
                                        AND EQUITY IN UNDISTRIBUTED
                                             INCOME OF SUBSIDIARIES           20,485         12,686         5,461
Federal income taxes                                                           3,637          2,715           390
                                                                        -------------   ------------   -----------
                                                                              16,848          9,971         5,071
Equity in undistributed income
   of subsidiaries                                                            16,227          2,395           319
                                                                        -------------   ------------   -----------

                                                         Net income          $33,075        $12,366        $5,390
                                                                        =============   ============   ===========


See notes to condensed financial statements



                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      FORM 10-K - YEAR ENDED DECEMBER 31, 2003


                              BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                         Year Ended December 31
                                                                                  2003            2002            2001
                                                                               ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $27,024         $33,039         $11,566

INVESTING ACTIVITIES:
   Net purchases of short-term investments                                         (19,982)              -               -
   Purchases of long-term investments                                               (2,967)         (8,290)         (3,757)
   (Increase) decrease in notes receivable from employees                            2,676          (4,976)           (532)
   Sales or maturities of long-term investments                                      2,981           1,285           2,348
   Distributions from limited partnerships                                              25             612           9,844
   Net purchases of property and equipment                                            (808)           (528)         (1,727)
   Other                                                                               130             128              38
                                                                               ------------    ------------    ------------
                       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIEs         (17,945)        (11,769)          6,214

FINANCING ACTIVITIES:
   Cost of treasury shares                                                               -          (8,419)           (528)
   Dividends paid to shareholders                                                  (10,353)         (5,070)         (5,260)
   Drawing on line of credit                                                             -          10,000               -
   Repayment on line of credit                                                      (7,500)         (2,500)         (5,411)
   Other                                                                                31               2               3
                                                                               ------------    ------------    ------------
                                     NET CASH USED IN FINANCING ACTIVITIES         (17,822)         (5,987)        (11,196)
                                                                               ------------    ------------    ------------
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (8,743)         15,283           6,583
Cash and cash equivalents at begininng of year                                      26,423          11,140           4,556
                                                                               ------------    ------------    ------------
                                  CASH AND CASH EQUIVALENTS AT END OF YEAR         $17,680         $26,423         $11,140
                                                                               ============    ============    ============


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

                                               FORM 10-K - YEAR ENDED DECEMBER 31, 2003

                                                BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                        (DOLLARS IN THOUSANDS)


------------------------------------------------------------------------------------------------------------------------------------
   Column A          Column B   Column C   Column D   Column E   Column F   Column G   Column H   Column I   Column J   Column K
------------------------------------------------------------------------------------------------------------------------------------

                                       As of December 31,                                  Year Ended December 31,
                  -------------------------------------------------------- ---------------------------------------------------------
                               Reserves
                               for Unpaid               Other                          Benefits, Amortization
                   Deferred     Claims                 Policy                           Claims,  of Deferred
                    Policy     and Claim             Claims and    Net        Net     Losses and    Policy       Other       Net
                  Acquisition  Adjustment  Unearned   Benefits   Premium   Investment Settlement  Acquisition  Operating   Premiums
    Segment         Costs       Expenses   Premiums   Payable     Earned     Income    Expenses     Costs       Expenses   Written
---------------- ------------ ----------- ---------- ---------- ---------- ---------- ---------- ------------  ---------- ----------
                                                                              <F1>       <F1>                  <F1> <F2>
Property/Casualty
 Insurance
    2003          $    5,309   $ 343,724   $ 36,803      ---     $146,153   $ 12,873   $ 95,738   $   15,667    $ (1,770)  $154,114

    2002               4,177     277,744     29,016      ---      104,392     14,964     68,107       12,072      (3,483)   109,453

    2001               3,523     247,143     23,914      ---       83,138     17,626     81,870        9,692          45     82,645


<F1>     Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these catagories would change if different methods were applied.

<F2>     Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances relating to reinsurance ceded are offset against other operating expenses. These allowances substantially or totally offset other operating expenses incurred.

                                                 SCHEDULE IV -- REINSURANCE

                                          FORM 10-K - YEAR ENDED DECEMBER 31, 2003

                                           BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                   (DOLLARS IN THOUSANDS)

------------------------------   -----------------  -----------------  ----------------  ----------------  ---------------
           Column A                   Column B           Column C          Column D          Column E          Column F
------------------------------   -----------------  -----------------  ----------------  ----------------  ---------------
                                                                                                                % of
                                                          Ceded             Assumed                            Amount
                                       Direct            to Other         from Other           Net            Assumed to
                                      Premiums          Companies          Companies         Amount              Net
                                 -----------------  -----------------  ----------------  ----------------  ---------------
Premiums Earned -
 Property/casualty insurance:
     Years Ended December 31:

                        2003         $ 208,282           $ 73,676            $ 11,547         $ 146,153            7.9

                        2002           160,035             63,790               8,147           104,392            7.8

                        2001           114,913             37,706               5,931            83,138            7.1



                                               SCHEDULE VI--SUPPLEMENTAL INFORMATION
                                          CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                              FORM 10-K - YEAR ENDED DECEMBER 31, 2003

                                               BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                        (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
  Column A     Column B   Column C   Column D  Column E   Column F  Column G      Column H      Column I   Column J   Column K
------------------------------------------------------------------------------------------------------------------------------------
                           As of December 31,                                 Year Ended December 31,
              ----------------------------------------- ----------------------------------------------------------------------------
                                                                              Claims and Claim
                           Reserves                                         Adjustment Expenses   Amortiza-
                          for Unpaid  Discount,                             Incurred Related to    tion of
               Deferred     Claims     if any                               --------------------   Deferred   Paid Claims
 AFFILIATION    Policy     and Claim  Deducted                      Net        (1)        (2)       Policy    and Claim      Net
    WITH       Acquisi-   Adjustment     in    Unearned   Earned  Investment   Current    Prior   Acquisition Adjustment   Premiums
 REGISTRANT   tion Costs   Expenses   Column C Premiums  Premiums   Income      Year      Years     Costs      Expenses    Written
------------- ---------- ----------- --------- -------- --------- ---------- ---------- --------- ----------- ----------- ---------
Consolidated Property/                  <F1>
Casualty Subsidiaries:
    2003         $5,309    $343,724    $5,549   $36,803  $146,153    $12,873  $109,324  ($13,586)    $15,667     $77,581   $154,114

    2002          4,177     277,744     6,396    29,016   104,392     14,964    78,115   (10,008)     12,072      61,246    109,453

    2001          3,523     247,143     4,724    23,914    83,138     17,626    82,757    (887)        9,692      64,369     82,645

<F1> Loss reserves on certain reinsurance assumed and permanent total disability worker's compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BALDWIN & LYONS, INC.


March 12, 2004        By   /s/ Gary W. Miller
                           -------------------------------
                           Gary W. Miller, Chairman
                             and CEO
                           (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 12, 2004        By   /s/ Gary W. Miller
                           -------------------------------
                           Gary W. Miller, Chairman
                           and CEO; Director



March 12, 2004        By   /s/ G. Patrick Corydon
                           -------------------------------
                           G. Patrick Corydon, Senior Vice
                           President - Finance and CFO
                           (Principal Financial Officer and
                           Principal Accounting Officer)



March 12, 2004        By   /s/ Joseph DeVito
                           -------------------------------
                           Joseph DeVito, Director and
                           ExecutiveVice President



March 12, 2004        By   /s/ James Good
                           -------------------------------
                           James Good, Director and
                           Executive Vice President



March 12, 2004        By   /s/ Stuart D. Bilton         (*)
                           -------------------------------
                           Stuart D. Bilton, Director



March 12, 2004        By   /s/ Otto N. Frenzel III      (*)
                           -------------------------------
                           Otto N. Frenzel III, Director

March 12, 2004        By   /s/ John M. O'Mara          (*)
                           -------------------------------
                           John M. O'Mara, Director


March 12, 2004        By  /s/ Thomas H. Patrick        (*)
                          --------------------------------
                          Thomas H. Patrick, Director


March 12, 2004        By  /s/ Nathan Shapiro           (*)
                          --------------------------------
                          Nathan Shapiro, Director


March 12, 2004        By  /s/ Norton Shapiro           (*)
                          --------------------------------
                          Norton Shapiro, Director


March 12, 2004        By  /s/ John D. Weil             (*)
                          --------------------------------
                          John D. Weil, Director


March 12, 2004        By  /s/ Robert Shapiro           (*)
                          --------------------------------
                          Robert Shapiro, Director


March 12, 2004        By  /s/ John Pigott              (*)
                          --------------------------------
                          John Pigott, Director



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

Date: March 12, 2004



/s/ Gary W. Miller
-----------------------------
Gary W. Miller
Chairman of the Board
   and Chief Executive Officer


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

Date: March 12, 2004


/s/ G. Patrick Corydon
-------------------------
G. Patrick Corydon
Senior Vice President and
Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K





                          ITEM 15(c)--CERTAIN EXHIBITS


                          YEAR ENDED DECEMBER 31, 2003

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2003


                                INDEX TO EXHIBITS
                                -----------------



                                               BEGINS ON SEQUENTIAL PAGE
         EXHIBIT NO.                               NUMBER OF FORM 10-K
--------------------------------------         -------------------------

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



                          INDEX TO EXHIBITS (CONTINUED)
                          -----------------------------



                                               BEGINS ON SEQUENTIAL PAGE
             EXHIBIT NO.                           NUMBER OF FORM 10-K
------------------------------------------     ----------------------------

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

EXHIBIT 11--
Computation of Per Share Earnings              filed herewith electronically

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.          filed herewith electronically

EXHIBIT 23--
Consent of Ernst & Young LLP                   filed herewith electronically

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                         filed herewith electronically

EXHIBIT 99.1--
Certification of CEO pursuant to 18
U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley
Act of 2002.                                   filed herewith electronically

EXHIBIT 99.1--
Certification of CFO pursuant to 18
U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley
Act of 2002.                                   filed herewith electronically