Form 10-Q
period 2004-03-31
BALDWIN & LYONS INC
filed 2004-05-07
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


             ------------------------------------------------------

      For Quarter Ended                         Commission file number
       March 31, 2004                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

          INDIANA                                     35-0160330
          -------                                     ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
-------------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X       No
     ------       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2004:

        TITLE OF CLASS                     NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                               2,666,666
      Class B (nonvoting)                           11,955,642


Index to Exhibits located on page 13.






                          Page 1 of a total of 20 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31           December 31
                                                             2004                 2003
                                                        ----------------    -----------------
ASSETS
Investments:
   Fixed maturities                                           $ 322,216            $ 321,193
   Equity securities                                            126,637              130,139
   Short-term and other                                          32,043               36,545
                                                        ----------------    -----------------
                                                                480,896              487,877
Cash and cash equivalents                                        58,926               30,078
Accounts receivable                                              40,644               37,333
Reinsurance recoverable                                         192,384              185,457
Notes receivable from employees                                   3,599                4,828
Other assets                                                     18,627               17,634
                                                        ----------------    -----------------
                                                              $ 795,076            $ 763,207
                                                        ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                         $ 358,650            $ 343,724
Reserves for unearned premiums                                   43,221               36,803
Accounts payable and accrued expenses                            45,137               44,005
Current federal income taxes                                      5,179                  901
Deferred federal income taxes                                    14,298               13,200
                                                        ----------------    -----------------
                                                                466,485              438,633
Shareholders' equity:
   Common stock-no par value                                        623                  623
   Additional paid-in capital                                    35,518               35,419
   Unrealized net gains on investments                           45,240               44,837
   Retained earnings                                            247,210              243,695
                                                        ----------------    -----------------
                                                                328,591              324,574
                                                        ----------------    -----------------
                                                              $ 795,076            $ 763,207
                                                        ================    =================

Number of common and common
    equivalent shares outstanding                                14,751               14,752
Book value per outstanding share                                 $22.28               $22.00


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                                 March 31
                                                       ------------------------------
                                                           2004             2003
                                                       -------------    -------------
REVENUES
Net premiums earned                                        $ 38,497          $31,701
Net investment income                                         3,172            3,373
Realized net gains (losses) on investments                    5,818           (2,452)
Other income                                                  1,906            1,502
                                                       -------------    -------------
                                                             49,393           34,124
EXPENSES
Losses and loss expenses incurred                            25,246           20,511
Other operating expenses                                      8,089            6,983
                                                       -------------    -------------
                                                             33,335           27,494
                                                       -------------    -------------
               INCOME BEFORE FEDERAL INCOME TAXES            16,058            6,630
Federal income taxes                                          5,159            2,098
                                                       -------------    -------------
                                       NET INCOME          $ 10,899          $ 4,532
                                                       =============    =============

PER SHARE DATA:
                                 DILUTED EARNINGS            $  .74           $  .31
                                                       =============    =============

                                   BASIC EARNINGS            $  .75           $  .31
                                                       =============    =============

                   DIVIDENDS PAID TO SHAREHOLDERS            $  .50           $  .10
                                                       =============    =============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        14,603           14,554
   Dilutive effect of options outstanding                       212              102
                                                       -------------    -------------
   Average shares outstanding - diluted                      14,815           14,656
                                                       =============    =============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                           Three Months Ended
                                                                                March 31
                                                                          2004             2003
                                                                      -------------    -------------
Net cash provided by operating activities                                 $ 18,569          $ 9,218
Investing activities:
   Purchases of long-term investments                                      (41,605)         (46,204)
   Proceeds from sales or maturities
       of long-term investments                                             52,778           49,473
   Net sales of short-term investments                                       5,476              989
   Decrease in notes receivable from employees                               1,093               75
   Other investing activities                                                 (222)            (576)
                                                                      -------------    -------------
                        Net cash provided by investing activities           17,520            3,757
Financing activities:
   Dividends paid to shareholders                                           (7,304)          (1,457)
   Proceeds from sales of common stock                                          63                1
                                                                      -------------    -------------
                            Net cash used in financing activities           (7,241)          (1,456)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents           28,848           11,519
Cash and cash equivalents at beginning of period                            30,078           41,699
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                              $58,926          $53,218
                                                                      =============    =============



See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10K.

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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2004 and 2003 comparative periods.

                                                2004                2003
                                           ----------------    ----------------
Quarter ended March 31:
   Premiums ceded to reinsurers                $  19,248          $  17,713
   Losses and loss expenses

      ceded to reinsurers                         17,948             21,093

   Commissions from reinsurers                     5,202              4,825


(4) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. Total realized and unrealized income for the quarter ended March 31, 2004 was $11,223 and compares to total realized and unrealized income of $3,638 for the quarter ended March 31, 2003.

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

                                                       2004                                         2003
                                  --------------------------------------------   -------------------------------------------
                                   DIRECT AND                                       Direct and
                                     ASSUMED        NET PREMIUM      SEGMENT         Assumed        Net Premium     Segment
                                     PREMIUM        EARNED AND       PROFIT          Premium        Earned and      Profit
                                     WRITTEN        FEE INCOME       (LOSS)          Written        Fee Income      (Loss)
                                  --------------  ---------------  -----------   ---------------  --------------  ----------
THREE MONTHS ENDED MARCH 31:
PROTECTIVE PRODUCTS:
  Fleet trucking                    $  39,171         $  21,267      $  6,321         $ 34,438        $ 18,107      $ 6,879
  Reinsurance assumed                   2,918             3,074         1,907            2,823           2,559          483
SAGAMORE PRODUCTS:
  Personal division                    15,180            11,228         1,350           13,737           9,243          636
  Commercial division:
  Small fleet trucking                  3,865             2,524           332            3,577           1,792          153
  Workers' compensation                 2,788             1,945          (229)           2,192           1,132          (10)
                                  --------------  ---------------   -----------   ---------------  --------------  ----------
   Total Commercial division            6,653             4,469           103            5,769           2,924          143
 All other                                241               242           (80)             103              99          158
                                  --------------  ---------------   -----------   ---------------  --------------  ----------

   Totals                           $  64,163          $  40,280     $  9,601         $ 56,870        $ 32,932      $ 8,299
                                  ==============  ===============   ===========   ===============  ==============  ==========

(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                                            Three Months Ended
                                                                                 March 31
                                                                         2004                 2003
                                                                   ----------------    -----------------
REVENUE:
  Net premium earned and fee income                                    $  40,280           $  32,932
  Net investment income                                                    3,172               3,373
  Realized net gains (losses) on investments                               5,818              (2,452)
  Other                                                                      123                 271
                                                                   ----------------    -----------------
                                    TOTAL CONSOLIDATED REVENUE         $  49,393           $  34,124
                                                                   ================    =================

PROFIT:
  Segment profit                                                       $   9,601           $   8,299
  Net investment income                                                    3,172               3,373
  Realized net gains (losses) on investments                               5,818              (2,452)
  Corporate expenses                                                      (2,533)             (2,590)
                                                                   ----------------    -----------------
                            INCOME BEFORE FEDERAL INCOME TAXES         $  16,058           $   6,630
                                                                   ================    =================


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $3,599 remain outstanding at March 31, 2004 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the three months ended March 31, 2004, the Company experienced positive cash flow from operations totaling $18.6 million and compares to positive cash flow of $9.2 million for the three months ended March 31, 2003. The majority of this change resulted from a $2.0 million decrease in reinsurance recoverable on paid claims during the current quarter compared to a $5.6 million increase in such recoverables during the prior year first quarter.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.6 years at March 31, 2004 compared to
2.8 years at December 31, 2003. The decrease in the average life resulted from management's belief that meaningful long term interest rate increases are imminent.

The Company's assets at March 31, 2004 included $58.9 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $90.2 million of fixed maturity investments will mature within the twelve-month period following March 31, 2004. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2004, $47.0 million may be transferred by dividend or loan to the parent company without approval by, or prior notification to, regulatory authorities. An additional $198.8 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $48.0 million at March 31, 2004.

The Company's annualized premium writing to surplus ratio for the first quarter of 2004 was approximately 46%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissions.

                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 2004 TO FIRST QUARTER, 2003
            ---------------------------------------------------------

Net premiums earned during the first quarter of 2004 increased $6.8 million (21%) as compared to the same period of 2003. The increase is due primarily to an 18% increase in premiums from the Company's fleet trucking program as the market has allowed the Company to maintain rate levels while continuing to add new accounts. In addition, premiums from the Company's small business workers' compensation, small fleet trucking and private passenger automobile programs increased 68%, 35% and 20%, respectively, due largely to rate increases by competitors, which allow Sagamore's pricing to be more competitive.

Direct premiums written and assumed increased approximately 13% to $64.2 million from $56.9 million reported a year earlier. All divisions, excluding voluntary reinsurance assumed, experienced direct premium growth ranging from 8% to 27% when compared to the first quarter of 2003. Premium ceded to reinsurers averaged 31.6% of direct premium production for the current quarter compared to 32.8% a year earlier.

Net investment income, before tax, during the first quarter of 2004 was 6% lower than the first quarter of 2003 due primarily to the continuing historically low level of investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped 50 basis points from the prior year quarter. After tax yields posted a smaller decline as the Company holds a larger percentage of tax-exempt securities in its fixed income portfolio. The average life of the Company's fixed income portfolio decreased from 2.8 years at the prior year end to 2.6 years at March 31, 2004.

The first quarter 2004 net realized gain of $5.8 consisted of net gains on equity securities, fixed maturities and short-term investments of $4.9 million, $.6 million and $.2 million, respectively.

Losses and loss expenses incurred during the first quarter of 2004 increased $4.7 million from that experienced during the first quarter of 2003, which is consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                   2004            2003
                                                   ----            ----
         Large and medium fleet trucking           75.6%           67.6%
         Private passenger automobile              59.9            63.2
         Small fleet trucking                      57.6            53.7
         Voluntary reinsurance assumed             11.8            66.2
         Small business workers' compensation      82.4            60.5
         All lines                                 65.6            64.7


The increase in the Large and Medium Fleet Trucking ratio is due to higher frequency and severity of reported claims compared to the prior year quarter. The 2004 Small Business Workers' Compensation loss ratio reflects high current year loss experience on a very small book of business. The low loss ratio for reinsurance assumed reflects the lack of major catastrophes this quarter.

Other operating expenses for the first quarter of 2004 increased 16% from the first quarter of 2003. Adjusted for ceding allowances, operating expenses increased only 13% from the first quarter of 2003 and compare favorably with the 21% increase in premiums earned from the 2003 quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the Large and Medium Fleet trucking products. In addition, ceding allowance rates are slightly lower under current reinsurance agreements compared to rates in effect under prior period agreements. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Ceding allowances totaled $5.2 million for the 2004 quarter compared to $4.8 million for the 2003 quarter. The ratio of consolidated other operating expenses to operating revenue was 18.6% during the first quarter of 2004 compared to 19.1% for the 2003 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2004 was 32.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally the change in net realized capital gains, net income increased $6.4 million (140.5%) during the first quarter of 2004 as compared with the 2003 first quarter.


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

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10K filed for the year ended December 31, 2003.


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

                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601               EXHIBIT NO.
--------------------------------               ------------------------

(11)     Statement regarding                   EXHIBIT 11 --
         computation of per share earnings     Computation of Per Share
                                               Earnings

(99.1)   Certification of CEO                  EXHIBIT 99.1
         pursuant to Section 302 of the        Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.2)   Certification of CFO                  EXHIBIT 99.2
         pursuant to Section 302 of the        Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.3)   Certification of CEO                  EXHIBIT 99.3
         pursuant to Section 906 of the        Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(99.4)   Certification of CFO                  EXHIBIT 99.4
         pursuant to Section 906 of the        Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350


ITEM 6 (b)  REPORTS ON FORM 8-K

A Form 8-K was filed by the registrant on January 29, 2004 regarding its earnings announcement for the fourth quarter and year ended December 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BALDWIN & LYONS, INC.





Date  MAY 6, 2004                     By  /s/ Gary W. Miller
                                          ----------------------------------
                                          Gary W. Miller,
                                          Chairman of the Board and
                                            Chief Executive Officer






Date MAY 6, 2004                      By  /s/ G. Patrick Corydon
                                          ----------------------------------
                                          G. Patrick Corydon,
                                          Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2004



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