Form 10-Q
period 2004-06-30
BALDWIN & LYONS INC
filed 2004-08-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


             ------------------------------------------------------

       For Quarter Ended                        Commission file number
         June 30, 2004                                  0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

           INDIANA                                    35-0160330
           -------                                    ----------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA       46204
-------------------------------------------------       -----
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes    X       No
     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2004:


       TITLE OF CLASS                        NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                 2,666,666
      Class B (nonvoting)                             11,969,746


Index to Exhibits located on page 15.

                          Page 1 of a total of 22 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            JUNE 30           December 31
                                                             2004                 2003
                                                        ----------------    -----------------
ASSETS
Investments:
   Fixed maturities                                           $ 322,445            $ 321,193
   Equity securities                                            127,367              130,139
   Short-term and other                                          33,538               36,545
                                                        ----------------    -----------------
                                                                483,350              487,877
Cash and cash equivalents                                        46,127               30,078
Accounts receivable                                              39,109               37,333
Reinsurance recoverable                                         208,872              185,457
Notes receivable from employees                                   3,362                4,828
Other assets                                                     18,814               17,634
                                                        ----------------    -----------------
                                                              $ 799,634            $ 763,207
                                                        ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                         $ 377,328            $ 343,724
Reserves for unearned premiums                                   41,068               36,803
Accounts payable and accrued expenses                            43,157               44,005
Current federal income taxes                                        781                  901
Deferred federal income taxes                                    10,911               13,200
                                                        ----------------    -----------------
                                                                473,245              438,633
Shareholders' equity:
   Common stock-no par value                                        624                  623
   Additional paid-in capital                                    35,881               35,419
   Unrealized net gains on investments                           39,788               44,837
   Retained earnings                                            250,096              243,695
                                                        ----------------    -----------------
                                                                326,389              324,574
                                                        ----------------    -----------------
                                                              $ 799,634            $ 763,207
                                                        ================    =================

Number of common and common
    equivalent shares outstanding                                14,765               14,752
Book value per outstanding share                                 $22.11               $22.00


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                       ------------------------------      ------------------------------
                                                           2004             2003               2004             2003
                                                       -------------    -------------      -------------    -------------
REVENUES
Net premiums earned                                        $ 43,403         $ 36,960            $81,900          $68,661
Net investment income                                         3,008            3,124              6,180            6,497
Realized net gains on investments                             2,290            5,739              8,108            3,287
Other income                                                  1,803            1,443              3,709            2,945
                                                       -------------    -------------      -------------    -------------
                                                             50,504           47,266             99,897           81,390
EXPENSES
Losses and loss expenses incurred                            29,735           23,900             54,981           44,411
Other operating expenses                                      7,720            8,145             15,809           15,128
                                                                        -------------      -------------    -------------
                                                       -------------
                                                             37,455           32,045             70,790           59,539
                                                       -------------    -------------      -------------    -------------
               INCOME BEFORE FEDERAL INCOME TAXES            13,049           15,221             29,107           21,851
Federal income taxes                                          4,185            4,920              9,344            7,018
                                                       -------------    -------------      -------------    -------------
                                       NET INCOME           $ 8,864         $ 10,301            $19,763         $ 14,833
                                                       =============    =============      =============    =============

PER SHARE DATA:
                                 DILUTED EARNINGS            $  .60           $  .70             $ 1.34          $  1.01
                                                       =============    =============      =============    =============

                                   BASIC EARNINGS            $  .61           $  .71             $ 1.35          $  1.02
                                                       =============    =============      =============    =============

                   DIVIDENDS PAID TO SHAREHOLDERS            $  .40           $  .10             $  .90           $  .20
                                                       =============    =============      =============    =============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        14,624           14,558             14,614           14,556
   Dilutive effect of options outstanding                       171              157                189              116
                                                       -------------    -------------      -------------    -------------
   Average shares outstanding - diluted                      14,795           14,715             14,803           14,672
                                                       =============    =============      =============    =============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                            Six Months Ended
                                                                                 June 30
                                                                          2004             2003
                                                                      -------------    -------------
Net cash provided by operating activities                                 $ 26,571         $ 25,565
Investing activities:
   Purchases of long-term investments                                      (92,640)         (90,297)
   Proceeds from sales or maturities
       of long-term investments                                             90,574          104,475
   Net sales (purchases) of short-term investments                           3,479           (8,946)
   Decrease in notes receivable from employees                               1,364              495
   Other investing activities                                                 (500)          (1,278)
                                                                      -------------    -------------
                        Net cash provided by investing activities            2,277            4,449
Financing activities:
   Dividends paid to shareholders                                          (13,157)          (2,913)
   Repayment on line of credit                                                   -           (7,500)
   Proceeds from sales of common stock                                         358                4
                                                                      -------------    -------------
                            Net cash used in financing activities          (12,799)         (10,409)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents           16,049           19,605
Cash and cash equivalents at beginning of period                            30,078           41,699
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                              $46,127          $61,304
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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2004 and 2003 comparative periods.

                                                   2004            2003
                                               -------------    ------------
Quarter ended June 30:
   Premiums ceded to reinsurers                   $ 21,637         $ 17,377
   Losses and loss expenses
      ceded to reinsurers                           30,170           21,189
   Commissions from reinsurers                       5,733            4,765

Six months ended June 30:
   Premiums ceded to reinsurers                     40,886           35,090
   Losses and loss expenses
      ceded to reinsurers                           48,118           42,282
   Commissions from reinsurers                      10,936            9,590


(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2004 was $3,286 and compares to total realized and unrealized income of $20,556 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, total realized and unrealized income was $14,509 and compares to total realized and unrealized income of $24,194 for the six months ended June 30, 2003.

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

                                                          2004                                             2003
                                      ---------------------------------------------    ---------------------------------------------
                                      DIRECT AND                                        Direct and
                                        ASSUMED        NET PREMIUM       SEGMENT         Assumed       Net Premium       Segment
                                        PREMIUM        EARNED AND        PROFIT          Premium        Earned and        Profit
                                        WRITTEN        FEE INCOME        (LOSS)          Written        Fee Income        (Loss)
                                      ------------    -------------    ------------    ------------    -------------    ------------
QUARTER ENDED JUNE 30:
  Protective products:
  Fleet trucking                        $  44,345        $  25,650       $  7,141        $  36,048       $  20,803        $  8,153
  Reinsurance assumed                       1,918            2,913          1,756            2,786           3,271             500
  Sagamore products:
  Personal division                         8,799           11,600          1,820            9,857          10,241             849
  Commercial division:
  Small fleet trucking                      4,338            2,559            136            4,760           2,111              24
  Workers' compensation                     3,110            2,125           (441)           2,350           1,553            (469)
                                      ------------    -------------    ------------    ------------    -------------    ------------
   Total Commercial division                7,448            4,684           (305)           7,110           3,664            (445)
 All other                                    379              307           (105)             342             272            (207)
                                      ------------    -------------    ------------    ------------    -------------    ------------

   Totals                                $ 62,889         $ 45,154       $ 10,307         $ 56,143        $ 38,251        $  8,850
                                      ============    =============    ============    ============    =============    ============

SIX MONTHS ENDED JUNE 30:
  Protective products:
  Fleet trucking                         $ 83,516         $ 46,916       $ 13,462         $ 70,486        $ 38,910        $ 15,034
  Reinsurance assumed                       4,836            5,988          3,663            5,609           5,830             983
  Sagamore products:
  Personal division                        23,980           22,828          3,171           23,594          19,484           1,485
  Commercial division:
  Small fleet trucking                      8,203            5,083            468            8,337           3,903             177
  Workers' compensation                     5,898            4,070           (670)           4,542           2,685            (480)
                                      ------------    -------------    ------------    ------------    -------------    ------------
   Total Commercial division               14,101            9,153           (202)          12,879           6,588            (303)
 All other                                    619              549           (187)             445             371             (50)
                                      ------------    -------------    ------------    ------------    -------------    ------------

   Totals                               $ 127,052        $  85,434      $  19,907        $ 113,013       $  71,183       $  17,149
                                      ============    =============    ============    ============    =============    ============


(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30                            June 30
                                                              2004              2003             2004              2003
                                                          --------------   ---------------   --------------    --------------
REVENUE:
  Net premium earned and fee income                          $ 45,154          $ 38,251         $ 85,434           $ 71,183
  Net investment income                                         3,008             3,124            6,180              6,497
  Realized net gains (losses) on investments                    2,290             5,739            8,108              3,287
  Other                                                            52               152              175                423
                                                          --------------   ---------------   --------------    --------------
                           Total consolidated revenue        $ 50,504          $ 47,266         $ 99,897           $ 81,390
                                                          ==============   ===============   ==============    ==============

PROFIT:
  Segment profit                                             $ 10,307          $  8,850         $ 19,907           $ 17,149
  Net investment income                                         3,008             3,124            6,180              6,497
  Realized net gains (losses) on investments                    2,290             5,739            8,108              3,287
  Corporate expenses                                           (2,556)           (2,492)          (5,088)            (5,082)
                                                          --------------   ---------------   --------------    --------------
                   Income before federal income taxes        $ 13,049          $ 15,221         $ 29,107           $ 21,851
                                                          ==============   ===============   ==============    ==============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $3,362 remain outstanding at June 30, 2004 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the six months ended June 30, 2004, the Company experienced positive cash flow from operations totaling $26.6 million, up slightly from the $25.5 million in positive cash flow generated during the first half of 2003. Increased premium collections were largely offset by related increases in losses paid and operating expenses that normally follow such a premium volume increase. In addition, premium deposits held on behalf of insureds rose by $2.2 million from December 31, 2003.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.6 years at June 30, 2004 compared to
2.8 years at December 31, 2003. The decrease in the average life resulted from management's belief that meaningful long term interest rate increases are imminent.

The Company's assets at June 30, 2004 included $46.1 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $89.8 million of fixed maturity investments will mature within the twelve-month period following June 30, 2004. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2004, $47.2 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $199.8 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $48.6 million at June 30, 2004.

The Company's annualized premium writing to surplus ratio for the first half of 2004 was approximately 43%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital structures are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------

          COMPARISONS OF SECOND QUARTER, 2004 TO SECOND QUARTER, 2003
          -----------------------------------------------------------

Net premiums earned during the second quarter of 2004 increased $6.4 million (17%) as compared to the same period of 2003. The increase is due primarily to a 24% increase in premiums from the Company's fleet trucking program as the market has allowed the Company to maintain rate levels while continuing to add new accounts. In addition, premiums from the Company's small business workers' compensation, small fleet trucking and private passenger automobile programs increased 37%, 20% and 12%, respectively, as these products also found increased market acceptance.

Direct premiums written and assumed during the second quarter of 2004 totaled $62.9 million, a 12% increase from the $56.1 million reported a year earlier. This increase is due largely to an $8.3 million (23%) increase in direct premiums written from the Company's fleet trucking program. This increase was partially offset by decreases in premium writings for the Company's private passenger automobile and small fleet trucking programs of 11% and 9%, respectively, due to a concentration of renewals in the first quarter for each of these two products and due to increased competitive pressure in the past few months. Several competitors have lowered prices and increased incentives to producers recently which, if continued, will impact premium production for these product lines. Premium ceded to reinsurers averaged 35.8% of direct premium production for the current quarter compared to 32.8% a year earlier owing to changes in the mix of business and individual policy characteristics rather than reinsurance program changes.

Net investment income, before tax, during the second quarter of 2004 was 4% lower than the second quarter of 2003 due primarily to the continuing historically low level of investment yields. The short-term nature of the Company's fixed income investment portfolio has been negatively impacted by the numerous interest rate reductions by the Federal Reserve Board since January 1, 2001. Pre-tax yields dropped nearly 50 basis points from the prior year quarter. After tax yields posted a smaller decline as the Company holds a larger percentage of tax-exempt securities in its fixed income portfolio. The average life of the Company's fixed income portfolio decreased from 2.8 years at the prior year end to 2.6 years at June 30, 2004 as investment mangers kept available funds short in anticipation of increasing interest rates which began late in the quarter.

The second quarter 2004 net realized gain of $2.3 million consisted of net gains on equity securities of $1.7 million and a decrease in impairment charges on fixed maturity investments of $1.0 million. The above gains were partially offset by a net loss on short term and fixed maturity investments.

Losses and loss expenses incurred during the second quarter of 2004 increased $5.8 million from that experienced during the second quarter of 2003, which is consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                  2004          2003
                                                  ----          ----
         Fleet trucking                           78.4%         63.3%
         Private passenger automobile             56.7          62.7
         Small fleet trucking                     60.7          59.2
         Voluntary reinsurance assumed            17.8          61.8
         Small business workers' compensation     87.8          96.1
         All lines                                68.5          64.7


The increase in the fleet trucking ratio is due to higher frequency and severity of reported claims and a smaller redundancy on the closing of prior year claims compared to the prior year quarter. The Company's large policy limits and net retention of risk in its fleet trucking products allows for significant variation in loss activity from period to period. The loss ratio reported for the current quarter is relatively high compared to historical experience while the ratio reported in the second quarter of 2003 was closer to the low end of the historical range. The low loss ratio for reinsurance assumed reflects the lack of major catastrophes this quarter.

Other operating expenses for the second quarter of 2004 decreased 5% from the second quarter of 2003. Adjusted for ceding allowances, operating expenses increased 4% from the second quarter of 2003 and compares favorably with the 17% increase in premiums earned from the 2003 quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the fleet trucking products. In addition, ceding allowance rates are slightly lower under current reinsurance agreements compared to rates in effect under prior period agreements. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Ceding allowances totaled $5.7 million for the 2004 quarter compared to $4.8 million for the 2003 quarter. The ratio of consolidated other operating expenses to operating revenue (defined as total revenue less realized capital gains) was 16.0% during the second quarter of 2004 compared to 19.6% for the 2003 second quarter reflecting the relationship of operating expenses to growing revenues as discussed earlier in this paragraph.

The effective federal tax rate for consolidated operations for the second quarter of 2004 was 32.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above , principally a $3.4 decrease in realized capital gains, net income decreased $1.4 million (14%) during the second quarter of 2004 as compared with the 2003 second quarter.

                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2004 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 2003
                         ------------------------------

Net premiums earned increased $13.2 million (19%) during the first six months of 2004 as compared to the same period of 2003. The increased premium volume is primarily attributable to a 21% increase in the Company's fleet trucking product for the same reasons mentioned above in the quarterly comparison. In addition, net premiums earned for the small business workers' compensation, small fleet and private passenger automobile products increased 50%, 27% and 16%, respectively, again for reasons discussed in the quarterly comparison.

Direct premiums written and assumed during the first half of 2004 totaled $127.1 million, a 12% increase from the $113.0 million reported a year earlier. All divisions, excluding voluntary reinsurance assumed and small fleet trucking, experienced direct premium growth with the Company's fleet trucking and small business workers' compensation products posting the most significant gains at 18% and 30%, respectively. Premium ceded to reinsurers averaged 33.7% of direct premium production for the current period compared to 32.6% a year earlier.

Net investment income during the first half of 2004 was 5% lower than the 2003 period for the same reasons as indicated in the quarterly comparison above. After tax investment income declined only 1.5% owing to the increase in holdings of tax-exempt municipal bonds in 2004. Overall pre-tax and after tax yields were lower during the current period while average invested funds increased 12% from the prior year resulting from positive cash flow.

The net realized gain on investments of $8.1 million for the first six months of 2004 consists of net gains on equity securities and fixed maturity investments of $6.8 million and $1.5 million, respectively, and was partially offset by $.2 million in losses in short-term and other investments, after consideration of impairment changes during the period.

Losses and loss expenses incurred during the first six months of 2004 increased $10.6 million from the first six months of 2003, consistent with the increased premium volume previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                                  2004          2003
                                                  ----          ----
         Fleet trucking                           77.1%         65.3%
         Private passenger automobile             58.3          62.9
         Small fleet trucking                     59.2          56.7
         Voluntary reinsurance assumed            14.7          63.7
         Small business workers' compensation     85.2          81.1
         All lines                                67.1          64.7

With reference to comments regarding the increase in the fleet trucking loss ratio in the quarterly comparison, current accident year losses were near the upper end of historical ranges in both of the 2004 quarters while 2003 losses were nearer the midpoint of historical experience.

Other operating expenses increased $.7 million (5%) during the first six months of 2004 compared to the same period of 2003. Ceding commission allowances included in net expenses were $10.9 million for the 2004 period compared to $9.6 million in the prior year period. The ratio of other operating expenses to total operating revenue (adjusted for realized gains) was 17.2% for 2004 compared to 19.4% for 2003 for reasons mentioned in the quarterly comparison.

The effective federal tax rate for consolidated operations for the first six months of 2004 was 32.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $4.9 million (33.2%) during the first half of 2004 as compared with the 2003 period.



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

                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------
NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                 EXHIBIT NO.
--------------------------------                 -----------

 (11)    Statement regarding computation         EXHIBIT 11 -
         of per share earnings                   Computation of Per Share
                                                 Earnings

(31.1)   Certification of CEO                    EXHIBIT 31.1
         pursuant to Section 302 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(31.2)   Certification of CFO                    EXHIBIT 31.2
         pursuant to Section 302 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(32.1)   Certification of CEO                    EXHIBIT 32.1
         pursuant to Section 906 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(32.2)   Certification of CFO                    EXHIBIT 32.2
         pursuant to Section 906 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on April 28, 2004 regarding its earnings announcement for the first quarter of 2004. A Form 8-K was also filed by the registrant on May 4, 2004 regarding amendments to its By-laws and Code of Conduct.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     AUGUST 4, 2004              By  /s/ GARY W. MILLER
         --------------                  -------------------------
                                         Gary W. Miller, Chairman and CEO






Date     AUGUST 4, 2004              By  /s/ G. PATRICK CORYDON
         --------------                  -------------------------
                                         G. Patrick Corydon,
                                         Senior Vice President - Finance
                                         (Principal Financial and
                                          Accounting Officer)

                             BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2004



                                INDEX TO EXHIBITS




                                                  Begins on sequential
                                                   page number of Form
              Exhibit Number                              10-Q
              --------------                      --------------------

                EXHIBIT 11                                 16
     Computation of per share earnings

                EXHIBIT 31.1                               17
            Certification of CEO
        pursuant to Section 302 of the
             Sarbanes-Oxley Act
             and 18 U.S.C. 1350

                EXHIBIT 31.2                               19
            Certification of CFO
        pursuant to Section 302 of the
             Sarbanes-Oxley Act
             and 18 U.S.C. 1350

                EXHIBIT 32.1                               21
            Certification of CEO
        pursuant to Section 906 of the
             Sarbanes-Oxley Act
             and 18 U.S.C. 1350

                EXHIBIT 32.2                               22
            Certification of CFO
        pursuant to Section 906 of the
             Sarbanes-Oxley Act
             and 18 U.S.C. 1350