Form 10-Q
period 2004-09-30
BALDWIN & LYONS INC
filed 2004-11-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


             ------------------------------------------------------

          For Quarter Ended                    Commission file number
         September 30, 2004                            0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

            INDIANA                                   35-0160330
            -------                                   ----------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
-------------------------------------------------        -----
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X       No
     -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 4, 2004:


       TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                               2,666,666
      Class B (nonvoting)                           12,009,683


Index to Exhibits located on page 17.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30          December 31
                                                                  2004                 2003
                                                            -----------------     ----------------
ASSETS
Investments:
   Fixed maturities                                                $ 327,649            $ 321,193
   Equity securities                                                 127,558              130,139
   Short-term and other                                               45,149               36,545
                                                            -----------------     ----------------
                                                                     500,356              487,877
Cash and cash equivalents                                             52,145               30,078
Accounts receivable                                                   40,793               37,333
Reinsurance recoverable                                              219,440              185,457
Notes receivable from employees                                        3,220                4,828
Current federal income taxes                                             511                    -
Other assets                                                          17,695               17,634
                                                            -----------------     ----------------
                                                                   $ 834,160            $ 763,207
                                                            =================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                              $ 407,724            $ 343,724
Reserves for unearned premiums                                        37,908               36,803
Accounts payable and accrued expenses                                 52,637               44,005
Current federal income taxes                                               -                  901
Deferred federal income taxes                                          9,171               13,200
                                                            -----------------     ----------------
                                                                     507,440              438,633
Shareholders' equity:
   Common stock-no par value                                             625                  623
   Additional paid-in capital                                         35,982               35,419
   Unrealized net gains on investments                                38,430               44,837
   Retained earnings                                                 251,683              243,695
                                                            -----------------     ----------------
                                                                     326,720              324,574
                                                            -----------------     ----------------
                                                                   $ 834,160            $ 763,207
                                                            =================     ================

Number of common and common
    equivalent shares outstanding                                     14,739               14,752
Book value per outstanding share                                      $22.17               $22.00


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30                        September 30
                                                       ------------------------------      ------------------------------
                                                           2004             2003               2004             2003
                                                       -------------    -------------      -------------    -------------
REVENUES
Net premiums earned                                        $ 44,384         $ 37,513           $126,284         $106,174
Net investment income                                         2,958            2,987              9,138            9,484
Realized net gains on investments                                27            2,048              8,135            5,335
Other income                                                  1,752            1,547              5,461            4,492
                                                       -------------    -------------      -------------    -------------
                                                             49,121           44,095            149,018          125,485
EXPENSES
Losses and loss expenses incurred                            36,923           24,411             91,904           68,822
Other operating expenses                                      7,286            7,694             23,095           22,822
                                                                        -------------      -------------    -------------
                                                       -------------
                                                             44,209           32,105            114,999           91,644
                                                       -------------    -------------      -------------    -------------
               INCOME BEFORE FEDERAL INCOME TAXES             4,912           11,990             34,019           33,841
Federal income taxes                                          1,452            3,868             10,796           10,886
                                                       -------------    -------------      -------------    -------------
                                       NET INCOME           $ 3,460          $ 8,122            $23,223         $ 22,955
                                                       =============    =============      =============    =============

PER SHARE DATA:
                                 DILUTED EARNINGS            $  .23           $  .55             $ 1.57          $  1.56
                                                       =============    =============      =============    =============

                                   BASIC EARNINGS            $  .24           $  .56             $ 1.59          $  1.58
                                                       =============    =============      =============    =============

                   DIVIDENDS PAID TO SHAREHOLDERS            $  .15           $  .10             $ 1.05           $  .30
                                                       =============    =============      =============    =============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        14,641           14,558             14,623           14,557
   Dilutive effect of options outstanding                       144              184                172              141
                                                       -------------    -------------      -------------    -------------
   Average shares outstanding - diluted                      14,785           14,742             14,795           14,698
                                                       =============    =============      =============    =============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                            Nine Months Ended
                                                                              September 30
                                                                          2004             2003
                                                                      -------------    -------------
Net cash provided by operating activities                                $ 47,177         $ 42,170
Investing activities:
   Purchases of long-term investments                                    (132,928)        (166,364)
   Proceeds from sales or maturities
       of long-term investments                                           129,901          153,554
   Net purchases of short-term investments                                 (8,019)         (14,489)
   Decrease in notes receivable from employees                              1,533            2,316
   Other investing activities                                                (627)          (1,920)
                                                                      -------------    -------------
                            Net cash used in investing activities         (10,140)         (26,903)
Financing activities:
   Dividends paid to shareholders                                         (15,354)          (4,369)
   Repayment on line of credit                                                  -           (7,500)
   Proceeds from sales of common stock                                        384                5
                                                                      -------------    -------------
                            Net cash used in financing activities         (14,970)         (11,864)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents          22,067            3,403
Cash and cash equivalents at beginning of period                           30,078           41,699
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                             $52,145          $45,102
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

 (2) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2004 and 2003 comparative periods.

                                                  2004            2003
                                               ----------     -----------
Quarter ended September 30:
   Premiums ceded to reinsurers                 $ 21,803        $ 19,000
   Losses and loss expenses
     ceded to reinsurers                          23,465          18,795
   Commissions from reinsurers                     5,665           5,150

Nine months ended September 30:
   Premiums ceded to reinsurers                   62,688          54,090
   Losses and loss expenses
     ceded to reinsurers                          71,583          61,077
   Commissions from reinsurers                    16,601          14,740


(3) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended September 30, 2004 was $2,426 and compares to total realized and unrealized income of $9,547 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, total realized and unrealized income was $16,935 and compares to total realized and unrealized income of $33,741 for the nine months ended September 30, 2003.

(4) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions and, accordingly, segment profit presented here will not agree with statutory underwriting gains for this segment which may be quoted elsewhere in the Company's financial statements.


                                                         2004                                           2003
                                      -------------------------------------------    -------------------------------------------
                                       DIRECT AND          NET                        Direct and         Net
                                         ASSUMED         PREMIUM        SEGMENT        Assumed         Premium        Segment
                                         PREMIUM        EARNED AND      PROFIT         Premium        Earned and       Profit
                                         WRITTEN        FEE INCOME      (LOSS)         Written        Fee Income       (Loss)
                                      -------------    -----------    -----------    ------------    ------------   ------------
THREE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                    $    46,688      $   27,689     $  7,334       $   37,803      $  21,023      $  8,241
    Reinsurance assumed                     1,842           2,195       (2,934)           2,993          2,881           607
  SAGAMORE PRODUCTS:
    Personal division                       8,441          11,208        1,549            9,522         10,552         1,163
    Commercial division:
      Small fleet trucking                  3,970           2,644          (33)           4,407          2,620            59
      Workers' compensation                 1,790           2,055       (1,440)           2,595          1,630          (313)
                                      -------------    -----------    -----------    ------------    ------------   ------------
        Total Commercial division           5,760           4,699       (1,473)           7,002          4,250          (254)
 All other                                    294             280         (227)             224            196          (202)
                                      -------------    -----------    -----------    ------------    ------------   ------------

        Totals                        $    63,025       $  46,071     $  4,249         $ 57,544      $  38,902      $  9,555
                                      =============    ===========    ===========    ============    ============   ============

NINE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                    $   130,204       $  74,606     $ 20,796        $ 108,290      $  59,933      $ 23,279
    Reinsurance assumed                     6,678           8,183          729            8,602          8,711         1,590
  SAGAMORE PRODUCTS:
    Personal division                      32,420          34,037        4,720           33,117         30,035         2,647
    Commercial division:
      Small fleet trucking                 12,173           7,727          436           12,744          6,523           237
      Workers' compensation                 7,689           6,124       (2,110)           7,137          4,315          (792)
                                      -------------    -----------    -----------    ------------    ------------   ------------
        Total Commercial division          19,862          13,851       (1,674)          19,881         10,838          (555)
  All other                                   912             829         (414)             668            567          (258)
                                      -------------    -----------    -----------    ------------    ------------   ------------

        Totals                         $  190,076       $ 131,506     $ 24,157        $ 170,558       $110,084      $ 26,703
                                      =============    ===========    ===========    ============    ============   ============


(5) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30                       September 30
                                                            2004             2003              2004              2003
                                                        -------------    --------------    --------------    --------------
REVENUE:
  Net premium earned and fee income                       $   46,071      $    38,902      $   131,506       $   110,084
  Net investment income                                        2,958            2,987            9,138             9,484
  Realized net gains on investments                               27            2,048            8,135             5,335
  Other                                                           65              158              239               582
                                                        -------------    --------------    --------------    --------------
                         Total consolidated revenue      $    49,121      $    44,095      $   149,018        $  125,485
                                                        =============    ==============    ==============    ==============
PROFIT:
  Segment profit                                         $     4,249      $     9,555      $    24,157        $   26,703
  Net investment income                                        2,958            2,987            9,138             9,484
  Realized net gains on investments                               27            2,048            8,135             5,335
  Corporate expenses                                          (2,322)          (2,600)          (7,411)           (7,681)
                                                        -------------    --------------    --------------    --------------
                 Income before federal income taxes      $     4,912      $    11,990      $    34,019        $   33,841
                                                        =============    ==============    ==============    ==============


(6) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $3,220 remain outstanding at September 30, 2004 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS: In October 2004, the Financial Accounting Standards Board ("FASB") finalized the Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, effective for public companies for interim and annual periods beginning after June 15, 2005. Statement No. 123R requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. Retroactive application of the requirements of FASB 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Corporation is currently evaluating the impact, the implementation strategy and the related timing of implementation of FASB 123R on the consolidated financial statements.

In March 2004, the FASB's Emerging Issues Task Force ("EITF") approved the consensus reached on Issue No. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1 and have been adopted by the company. The Corporation has evaluated the impact of the adoption of EITF 03-1, as written, and does not believe the impact is significant to the Corporation's overall results of operations or financial position at September 30, 2004. However, as currently written, the consensus could have a significant impact on future results. The Corporation will continue to monitor the developments of the FASB and EITF regarding the measurement and recognition paragraphs of this consensus.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the nine months ended September 30, 2004, the Company experienced positive cash flow from operations totaling $47.2 million, 12% higher than the $42.2 million in positive cash flow generated during the first nine months of 2003. Increased premium collections and sales of equity security investments were primarily responsible for the improved cash flow this year.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.6 years at September 30, 2004 compared to 2.8 years at December 31, 2003. The decrease in the average life resulted from management's belief that meaningful long term interest rate increases are imminent.

The Company's assets at September 30, 2004 included $52.1 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $104.9 million of fixed maturity investments will mature within the twelve-month period following September 30, 2004. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2004, $47.1 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $196.5 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $53.4 million at September 30, 2004.

The Company's annualized premium writing to surplus ratio for the first nine months of 2004 was approximately 43%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital structures are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF THIRD QUARTER, 2004 TO THIRD QUARTER, 2003
           ---------------------------------------------------------

Net premiums earned during the third quarter of 2004 increased $6.9 million (18%) as compared to the same period of 2003. The increase is due primarily to a 32% increase in premiums from the Company's fleet trucking program resulting from premium rate increases, higher trucking revenues upon which premiums are based and new accounts. In addition, premiums from the Company's small business workers' compensation, private passenger automobile and small fleet trucking programs increased 26%, 5% and 2%, respectively. It should be noted that all of the Company's product lines are facing increased competitive pressures and, therefore, such gains are likely to slow in the short term. Also, the Company announced the discontinuance of its small business workers' compensation program resulting from poor underwriting performance. This program is now in run-off and premiums earned from this product will decline as existing policies reach expiration.

Direct premiums written and assumed during the third quarter of 2004 totaled $63.0 million, a 10% increase from the $57.5 million reported a year earlier. This increase is due largely to an $8.9 million (24%) increase in direct premiums written from the Company's fleet trucking program. This increase was partially offset by decreases in premium writings for the Company's private passenger automobile and small fleet trucking programs of 11% and 9%, respectively, primarily due to increased competitive pressures in the past several months. Several competitors have lowered prices and increased incentives to producers recently which have impacted premium production for these product lines. Premiums written by the small business workers' compensation division declined 31% as underwriting restrictions were implemented in an effort to remediate this product line. Premium assumed from property catastrophe pools also decreased by 11% from the prior year quarter as a single large property catastrophe treaty was terminated to maintain the Company's maximum probable exposure to loss. Premium ceded to reinsurers averaged 36% of direct premium production for the current quarter compared to 35% a year earlier owing to changes in the mix of business and individual policy characteristics rather than reinsurance program changes.

Net investment income, before tax, during the third quarter of 2004 was 1% lower than the third quarter of 2003 due primarily to the continuing historically low level of investment yields and the transfer of fixed income investments from taxable to tax-exempt securities. After tax income increased 3% from the prior year. Pre-tax yields dropped over 30 basis points from the prior year quarter. After tax yields posted a smaller decline as the Company holds a larger percentage of tax-exempt securities in its fixed income portfolio. The average life of the Company's fixed income portfolio decreased from 2.8 years at the prior year end to 2.6 years at September 30, 2004 as investment mangers kept the maturities of available funds short in anticipation of increasing interest rates.

The third quarter 2004 net realized gain of $27,000 consisted of net gains on equity securities of $.8 million and an increase in impairment charges on equity securities and fixed maturity investments of $.6 million. Further depressing capital gains were net losses on fixed maturity and other investments.

Losses and loss expenses incurred during the third quarter of 2004 increased $12.5 million from that experienced during the third quarter of 2003, which is consistent with the increase in premium volume previously discussed, after consideration of $5.0 million in losses related to the hurricanes in Florida and other southeastern states included in the current year quarter. Loss ratios for each of the Company's major product lines were as follows:

                                                               2004              2003
                                                              -------           -------
         Fleet trucking                                         78.8%             65.5%
         Private passenger automobile                           58.2              60.8
         Small fleet trucking                                   67.9              66.2
         Voluntary reinsurance assumed                         215.4              60.0
         Small business workers' compensation                  136.6              80.2
         All lines                                              83.2              65.1


The increase in the fleet trucking ratio is due to higher frequency and severity of reported claims and a smaller redundancy on the closing of prior year claims compared to the prior year quarter. The Company's large policy limits and net retention of risk in its fleet trucking products allows for significant variation in loss activity from period to period. The loss ratio reported for the current quarter is relatively high compared to historical experience while the ratio reported in the third quarter of 2003 was closer to the midpoint of the historical range. The high loss ratio for reinsurance assumed reflects the hurricane activity this quarter, as previously mentioned.

Other operating expenses for the third quarter of 2004 decreased 5% from the third quarter of 2003. Adjusted for ceding allowances, operating expenses increased less than 1% from the third quarter of 2003 and compares favorably with the 18% increase in premiums earned from the 2003 quarter as many of the Company's expenses do not vary directly with premium volume. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year. Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. The Company cedes a large portion of its direct premiums to reinsurers and these reinsurance premiums carry significant expense offsets. Ceding allowances totaled $5.7 million for the 2004 quarter compared to $5.1 million for the 2003 quarter. Ceding allowances, as a percentage of direct expenses, have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the fleet trucking products. The ratio of consolidated other operating expenses to operating revenue (defined as total revenue less realized capital gains) was 14.8% during the third quarter of 2004 compared to 18.3% for the 2003 third quarter reflecting the relationship of operating expenses to growing revenues as discussed earlier in this paragraph.

The effective federal tax rate for consolidated operations for the third quarter of 2004 was 29.6% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above , principally the hurricane losses in the current quarter and a $2.0 decrease in realized capital gains, net income decreased $4.7 million (57%) during the third quarter of 2004 as compared with the 2003 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2004 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                      ------------------------------------

Net premiums earned increased $20.1 million (19%) during the first nine months of 2004 as compared to the same period of 2003. The increased premium volume is primarily attributable to a 24% increase in the Company's fleet trucking product for the same reasons mentioned above in the quarterly comparison. In addition, net premiums earned for the small business workers' compensation, small fleet and private passenger automobile products increased 41%, 17% and 12%, respectively, again for reasons discussed in the quarterly comparison.

Direct premiums written and assumed during the first nine months of 2004 totaled $190.1 million, a 11% increase from the $170.1 million reported a year earlier. Fleet trucking and small business workers' compensation posted gains of 20% and 8%, respectively while gross production for the other product groups was down slightly from the prior year. Premium ceded to reinsurers averaged 34.9% of direct premium production for the current period compared to 33.8% a year earlier owing to the fact that fleet trucking premium, which carries a higher average ceding rate, was a greater proportion of total premium in 2004.

Net investment income during the first nine months of 2004 was 4% lower than the 2003 period for the same reasons as indicated in the quarterly comparison above. After tax investment income for the current year-to-date period was level with the prior year. Overall pre-tax and after tax yields were lower during the current period while average invested funds increased 11% from the prior year resulting from positive cash flow.

The net realized gain on investments of $8.1 million for the first nine months of 2004 consists of net gains on equity securities and fixed maturity investments of $7.3 million and $.5 million, respectively, and was partially offset by $.3 million in losses in short-term and other investments. The net realized gain also included the reversal of impairment charges on securities sold of $.6 million during the period, adding to the overall net realized gain.

Losses and loss expenses incurred during the first nine months of 2004 increased $23.1 million from the first nine months of 2003, consistent with the increased premium volume and hurricane losses previously discussed. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                               2004              2003
                                                              -------           -------
         Fleet trucking                                         77.8%            65.4%
         Private passenger automobile                           58.3             62.2
         Small fleet trucking                                   62.2             60.5
         Voluntary reinsurance assumed                          68.5             62.5
         Small business workers' compensation                  102.7             80.7
         All lines                                              72.8             64.8


With reference to comments regarding the increase in the fleet trucking loss ratio in the quarterly comparison, current accident year losses were near the upper end of historical ranges in 2004 while 2003 losses were nearer the midpoint of historical experience.

Other operating expenses increased only 1% during the first nine months of 2004, compared to the same period of 2003 despite the 19% increase in premium earned. Ceding commission allowances included in net expenses were $16.6 million for the 2004 period compared to $14.7 million in the prior year period, but the ratio of ceding commissions to premium earned declined from 14.0% in 2003 to 13.2% in 2004 as Protective retained more risk on trucking policies. The ratio of other operating expenses to total operating revenue (adjusted for realized gains) was 16.4% for 2004 compared to 19.0% for 2003 for reasons mentioned in the quarterly comparison.

The effective federal tax rate for consolidated operations for the first nine months of 2004 was 31.7% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $.3 million (1.2%) during the first nine months of 2004 as compared with the 2003 period.


                         DISCONTINUANCE OF PRODUCT LINE
                         ------------------------------

Sagamore Insurance Company will no longer market and underwrite workers' compensation coverage for small businesses. This product line, the Company's smallest with approximately $9.6 million of premium inforce at September 30, 2004, has performed below expectations for several quarters and remediation measures undertaken late last year have failed to improve underwriting results. Policies currently inforce will run off through normal expiration dates and all quotes outstanding will be honored. However, no new business will be written after December 31, 2004.


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

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At September 30, 2004, amounts due from reinsurers on paid and unpaid losses total approximately $219 million. Included in this total are known losses of approximately $19 million due from Converium Insurance (North America) Inc. and approximately $8 million due from PMA Re each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their previously reported financial positions. All amounts currently due from these reinsurers have been received and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.


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

(31.2)   Certification of CFO                    EXHIBIT 31.2
         pursuant to Section 302 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(32.1)   Certification of CEO                    EXHIBIT 32.1
         pursuant to Section 906 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350

(32.2)   Certification of CFO                    EXHIBIT 32.2
         pursuant to Section 906 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002
         And 18 U.S.C. 1350


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on July 28, 2004 regarding its earnings announcement for the second quarter of 2004. A Form 8-K was also filed by the registrant on September 2, 2004 regarding the Company's estimate of its exposure to recent hurricane losses.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     NOVEMBER 4, 2004             By  /s/ GARY W. MILLER
        ------------------                --------------------------------
                                          Gary W. Miller, Chairman and CEO



Date     NOVEMBER 4, 2004             By  /s/ G. PATRICK CORYDON
        ------------------                --------------------------
                                          G. Patrick Corydon,
                                          Senior Vice President - Finance
                                          (Principal Financial and
                                          Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2004



                                INDEX TO EXHIBITS




                                                  BEGINS ON SEQUENTIAL
                                                   PAGE NUMBER OF FORM
            EXHIBIT NUMBER                                 10-Q
            --------------                    -----------------------------

              EXHIBIT 11                                    18
   Computation of per share earnings

              EXHIBIT 31.1                                  19
         Certification of CEO
    pursuant to Section 302 of the
           Sarbanes-Oxley Act
           and 18 U.S.C. 1350

              EXHIBIT 31.2                                  21
          Certification of CFO
     pursuant to Section 302 of the
           Sarbanes-Oxley Act
           and 18 U.S.C. 1350

              EXHIBIT 32.1                                  23
          Certification of CEO
     pursuant to Section 906 of the
           Sarbanes-Oxley Act
           and 18 U.S.C. 1350

              EXHIBIT 32.2                                  24
          Certification of CFO
     pursuant to Section 906 of the
           Sarbanes-Oxley Act
           and 18 U.S.C. 1350