Form 10-K
period 2004-12-31
BALDWIN & LYONS INC
filed 2005-03-15
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                    Commission file number  0-5534
DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [X]   No [ ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2004, based on the closing trade prices on that date, was approximately $206,620,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 14, 2005:

          Common Stock, No Par Value:
               Class A (voting)               2,666,666 shares
               Class B (nonvoting)           12,057,171 shares

The Index to Exhibits is located on pages 68 through 70.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 3, 2005 are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance. B&L's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states, the District of Columbia and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 47 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 70% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2004 was attributable to business produced directly by B & L. Approximately 4% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through retrocessions. The remaining 26% consists primarily of business written by Sagamore which was originated through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to the assumption of non-affiliated reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level. Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed.

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

NON-AFFILIATED ASSUMPTION REINSURANCE
-------------------------------------

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that only a major catastrophic event or series of major events would have a material affect on the Company's operations or financial position. The events of September 11, 2001 materially impacted the Company's operating results in 2001. See Note E to the consolidated financial statements for further discussion.

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in twenty-six states.

SMALL FLEET TRUCKING INSURANCE
------------------------------

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators generally with six or fewer power units. These products are marketed through independent agents in thirty states.

SMALL BUSINESS WORKERS' COMPENSATION
------------------------------------

The Company discontinued marketing this product in the fourth quarter of 2004.

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

The Company uses case-basis reserving on the majority of its outstanding losses (approximately 68% of net outstanding reserves at December 31, 2004). Standard actuarial methods are employed to determine reserves for incurred but not reported losses and for loss expenses using the Company's historical data. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. In addition, frequency and severity of claims must be projected. The average severity of claims is influenced by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for anticipated changes in underwriting standards, policy provisions, and general economic and social trends. These anticipated trends are monitored based on actual development and are modified as new conditions would suggest that changes are necessary. These actuarial processes are a combination of objective mathematical calculations and the application of subjective factors, based on experience and knowledge of the specific risks being evaluated, to arrive at selected ultimate reserve amounts. The Company attempts to build conservatism into all subjective aspects of the actuarial reserving process.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2004 have been reduced by approximately $3.9 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $1.6 million higher for the year ended December 31, 2004.

The maximum amount for which Protective insures a trucking risk is $10 million although, occasionally, limits above $10 million are provided but are 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages. After giving effect to current treaty reinsurance arrangements, for the majority of risks insured, Protective's maximum exposure to loss from a single occurrence is approximately $2.0 million (excepting reinsurance assumed). The current excess of loss treaty also includes an aggregate deductible that must be exceeded before the Company can recover under the terms of the treaty. The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of this deductible provision. 2004 net premium earned and losses incurred each include $2,278 relative to this deductible provision. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 3, 2005 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from less than $100,000 to approximately $2 million. Because Protective, on occasion, writes multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retention by Protective than those provided by current treaty provisions.

Certain of the previous reinsurance treaties contained aggregate recovery limitations. To the extent that losses in these layers, in the aggregate, exceed these limitations, the Company could be liable for amounts that would otherwise be covered under these reinsurance treaties. No such aggregate limits have been exceeded as of December 31, 2004.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence is $100,000 through December 31, 2002 and $250,000 thereafter. Sagamore's retention for workers' compensation coverages is $100,000 for a single occurrence. Sagamore's retention on prior year's business has never exceeded $250,000 per occurrence.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2004, 2003 and 2002. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 10 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2004. The table on page 11 is a summary of the reestimated liability, before consideration of reinsurance, for the ten years prior to 2004 and the related reestimated reinsurance recoverable for the same periods.


                             RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                                                EXPENSES (GAAP BASIS)

                                                                              Year Ended December 31,
                                                                   2004                2003                2002
                                                              ---------------    -----------------   -----------------
                                                                                   (IN THOUSANDS)
NET OF REINSURANCE RECOVERABLE:
-------------------------------
  Liability for losses and LAE at the
    Beginning of the year                                        $  163,699          $  144,702          $  137,733

  Provision for losses and LAE:
      Claims occurring during the current year                      141,254             109,324              78,115
      Claims occurring during prior years:
         Direct business                                            (12,092)            (12,726)             (7,164)
         Reinsurance assumed                                         (2,208)                799              (1,305)
         Environmental losses                                          (656)             (1,659)             (1,539)
                                                              ---------------    -----------------   -----------------
          Total prior year                                          (14,956)            (13,586)            (10,008)
                                                              ---------------    -----------------   -----------------
                                                                    126,298              95,738              68,107
  Payments of losses and LAE:
      Claims occurring during the current year                       43,351              37,625              30,997
      Claims occurring during prior years                            38,234              39,956              30,249
                                                              ---------------    -----------------   -----------------
                                                                     81,585              77,581              61,246

  Change in the allowance for uncollectible
    amounts due from reinsurers                                         374                 840                 108
                                                              ---------------    -----------------   -----------------
  Liability for losses and LAE at end of year                       208,786             163,699             144,702

Reinsurance recoverable on unpaid losses
  at end of the year                                                233,035             180,025             133,042
                                                              ---------------    -----------------   -----------------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year                      $441,821          $  343,724          $  277,744
                                                              ===============    =================   =================


The reconciliation above shows a $15.0 million (9.1%) savings in the liability for losses and LAE recorded at December 31, 2003. The net savings is reflected in 2004 underwriting income. All major product groups produced redundancies during each of the years 2004, 2003 and 2002 with the exception of reinsurance assumed and small business worker's compensation in 2003. The increase in reserve redundancy from 2003 results primarily from more favorable development from the Company's participation in catastrophe reinsurance pools. The Company's small business workers' compensation product also experienced more favorable loss development during 2004. The following table is a summary of the above $15.0 million reserve savings by accident year.


 YEARS IN WHICH LOSSES         RESERVE AT DECEMBER         (SAVINGS) DEFICIENCY          % (SAVINGS)
     WERE INCURRED                  31, 2003               RECORDED DURING 2004           DEFICIENCY
-------------------------    ------------------------    -------------------------     ----------------
                                                (IN THOUSANDS)

          2003                     $    71,699                 $    (9,729)                   (13.6%)
          2002                          28,394                      (5,987)                   (21.1%)
          2001                          17,698                      (1,520)                    (8.6%)
          2000                           2,531                          26                      1.0%
          1999                           2,507                       1,696                     67.7%
      1998 & prior                      39,595                         558                      1.4%
                             ------------------------    -------------------------
                                    $  162,424                  $  (14,956)                    (9.2%)
                             ========================    =========================


The savings recorded for these loss years was derived from varied sources, as follows.


                                           1998 &Prior      1999        2000         2001          2002          2003
                                          -------------  ----------  -----------  -----------  ------------  ------------
                                                                          (IN THOUSANDS)

Losses and allocated loss expenses
  developed on cases known to exist
  at December 31, 2003                      $   1,242      $   708     $   173     $    196      $     33     $  (1,036)
Losses and allocated loss expenses
  reported on cases unknown at
  December 31, 2003                               611           83         107          297           522         4,570

Unallocated loss expenses paid                    187           90          80          105           643         1,460
Change in reserves for incurred but
  not reported losses and loss
  expenses                                       (685)          93        (211)      (1,130)       (4,559)      (16,327)
                                          -------------  ----------  -----------  -----------  ------------  ------------
Net (savings) deficiency on losses              1,355          974         149         (532)       (3,361)      (11,333)
  from directly-produced business
(Savings)deficiency reported under
  voluntary reinsurance assumption
  agreements and residual markets                (797)         722        (124)        (988)       (2,625)        1,604
                                          -------------  ----------  -----------  -----------  ------------  ------------

Net savings                                 $     558     $  1,696     $    25     $ (1,520)     $ (5,986)    $  (9,729)
                                          =============  ==========  ===========  ===========  ============  ============


The Company approaches the reserving process from a conservative standpoint. The Company has not altered any of the key assumptions used in the reserving process since the mid-1980's and this process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred, average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2004 for most lines of business. However, the average settlement amounts of severe trucking claims have tended to increase significantly over the past two years.

In the above table, the amounts identified as "net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2003, losses reported which were previously unknown at December 31, 2003 (incurred but not reported), unallocated loss expense paid related to accident years 2003 and prior and changes in the reserves for incurred but not reported losses and loss expenses.

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

Also shown in the above table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements". These amounts relate primarily to the Company's participation in property catastrophe treaties. The Company records its share of losses from these treaties based on reports from the retrocessionaires and has no control over the establishment of case reserves related to this segment of the Company's business. The Company does, however, establish additional reserves for reinsurance assumed losses to supplement case reserves reported by the ceding companies, when considered necessary.

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

The differences between the liability for losses and LAE reported in the accompanying 2004 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:


                                                                                            (IN THOUSANDS)
                                                                                            --------------

Liability reported on a SAP basis - net of reinsurance recoverable                              $209,277

Add differences:
    Reinsurance recoverable on unpaid losses and LAE                                             233,035
    Additional reserve for residual market losses not
      reported to the Company at the current year end                                                360
    Reclassification of loss reserves ceded attributable to insolvent reinsurers                   1,649

Deduct differences:
    Estimated salvage and subrogation recoveries recorded on
      a cash basis for SAP and on an accrual basis for GAAP                                       (2,500)
                                                                                               ----------

Liability reported on a GAAP basis                                                              $441,821
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

The table on page 10 presents the development of GAAP balance sheet liabilities for each year-end 1994 through 2004, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. The liabilities shown on this line for each year-end have been reduced by amounts relating to loss reserves ceded attributable to insolvent reinsurers, as discussed in the immediately preceding paragraph. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates over all prior years. For example, the 1994 liability has developed a $35.6 million redundancy over ten years. That amount has been reflected in income over the ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been favorable. Reserve developments for all years ended in the period 1986 through 2003 have produced redundancies as of December 31, 2004. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during portions of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. Further, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2004 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. In recent years, management has noted trends toward significantly higher settlements and jury awards associated with the more serious trucking liability claims. The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity. Savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 10, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 10 shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. For example, as of December 31, 2004, the Company had paid $110.6 million of losses and LAE that had been incurred, but not paid, as of December 31, 1994; thus an estimated $28.8 million in losses incurred through 1994 remain unpaid as of the current financial statement date ($139.4 million incurred less $110.6 million paid).

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1997, but incurred in 1994, will be included in the cumulative development amount for years-end 1994,

1995, and 1996. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 11 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1994 through December 31, 2003 as of December 31, 2004 with a reconciliation of the data to the net amounts shown in the table on page 10.

Environmental Matters: The Company's reserves for unpaid losses and loss expenses at December 31, 2004 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies; it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Some of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases. Beginning with the year 1994 and through the year ended December 31, 2004, the Company has recorded a total of $7.0 million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $2.0 million at December 31, 2004.

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


                                ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                      (DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003     2004
----------------------   -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------

Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables  <F1>     $175,012 $161,001 $154,039 $151,013 $143,515 $130,345 $119,905 $137,406 $144,267 $162,424 $ 207,137

Liability Reestimated
  as of:
    One Year Later        169,528  148,756  146,201  140,272  132,906  122,238  119,018  127,398  130,681  147,468
    Two Years Later       159,000  140,811  135,125  128,743  124,878  124,540  112,558  118,055  125,731
    Three Years Later     153,833  130,540  123,775  122,211  124,367  119,379  103,251  118,712
    Four Years Later      148,390  122,792  119,862  122,674  121,021  111,476  105,508
    Five Years Later      143,478  120,410  121,445  119,632  114,456  113,720
    Six Years Later       142,475  122,060  120,995  113,150  115,007
    Seven Years Later     144,077  122,162  114,660  113,917
    Eight Years Later     143,744  116,258  115,650
    Nine Years Later      138,604  117,180
    Ten Years Later       139,420

Cumulative Redundancy    $ 35,592 $ 43,821 $ 38,389 $ 37,096 $ 28,508 $ 16,625 $ 14,397 $ 18,694 $ 18,536 $ 14,956
                         ======== ======== ======== ======== ======== ======== ======== ======== ======== ========


Cumulative Amount of
  Liability Paid
    Through:
    One Year Later       $ 45,005 $ 27,825 $ 26,934 $ 25,088 $ 30,214 $ 30,239 $ 31,132 $ 30,249 $ 39,956 $ 38,234
    Two Years Later        67,219   43,016   43,280   43,311   48,416   49,068   47,060   55,724   57,522
    Three Years Later      76,248   55,515   55,834   55,180   60,594   60,427   58,618   64,489
    Four Years Later       85,096   62,740   63,998   64,370   66,679   69,374   64,574
    Five Years Later       90,331   69,747   71,089   68,807   74,861   73,958
    Six Years Later        95,924   75,496   74,482   76,657   77,957
    Seven Years Later     101,073   78,228   79,547   79,428
    Eight Years Later     103,499   83,104   82,555
    Nine Years Later      108,144   86,096
    Ten Years Later       110,613

<F1> Amounts shown for 1994 through 2004 do not include the unpaid portion of uncollectible amounts due from insolvent reinsurers which are classified with loss and LAE reserves for financial statement purposes of $542, $457, $498, $480, $436, $358, $301,
     $327, $435, $1,275 and $1,649, respectively.


ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Thousands of Dollars)

YEAR ENDED DECEMBER 31     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003     2004
----------------------   -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
Direct and Assumed:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses    $235,209 $211,489 $196,939 $197,195 $194,432 $173,473 $182,425 $247,143 $277,744 $343,724 $441,821

Liability Re-estimated
  as of December 31,
  2004                    224,737  150,909  147,942  144,378  152,287  178,925  205,588  253,062  287,156  331,865

Cumulative (Deficiency)
  Redundancy               10,472   60,580   48,997   52,817   42,145   (5,452) (23,163)  (5,919)  (9,412)  11,859

Ceded:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses      60,197   50,488   42,900   46,182   50,917   43,128   62,520  109,737  133,477  181,300  234,684

Liability Re-estimated
  as of December 31,
  2004                     85,317   33,729   32,292   30,461   37,280   65,205  100,080  134,350  161,425  184,397

Cumulative (Deficiency)
  Redundancy              (25,120)  16,759   10,608   15,721   13,637  (22,077) (37,560) (24,613) (27,948)  (3,097)

Net:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses     175,012  161,001  154,039  151,013  143,515  130,345  119,905  137,406  144,267  162,424  207,137

Liability Re-estimated
  as of December 31,
  2004                    139,420  117,180  115,650  113,917  115,007  113,720  105,508  118,712  125,731  147,468

Cumulative Redundancy      35,592   43,821   38,389   37,096   28,508   16,625   14,397   18,694   18,536   14,956


MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 power units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive. Competitive pressures eased significantly in the period 2001 through 2003, as competitors experienced unfavorable operating results but competition has once again begun to increase during 2004 (see comments under "Competition" following). In 2004, fleet trucking products generated approximately 70% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. In determining the volume of catastrophe reinsurance assumed that it will accept, the Company first determines the exposure that it is willing to accept from a single "maximum foreseeable loss" (MFL) and a "probable maximum loss" (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Currently, the Company's exposure to a MFL or a PML is approximately 7% and 5% of consolidated surplus, respectively. However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a MFL or a PML on the Company's surplus.

During 1995, Sagamore entered the private passenger automobile insurance market for nonstandard risks. This program is currently being marketed in twenty-six mid-western and southern states. Sagamore utilizes state-of-the-art technology extensively in marketing its nonstandard automobile product in order to provide superior service to its agents and insureds. Market acceptance to date has been favorable and approximately $41.0 million of premium was written in this line during 2004.

Through its Commercial Division, Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units). This program was limited to a small geographic area composed of Midwestern states through the end of 1997. However, significant geographic expansion began during 1998 and has continued through 2004 with policies being sold in thirty states in 2004. Future expansion into other states is anticipated during 2005. Approximately $14.7 million of premium was written in this program during 2004.

Sagamore discontinued its small business workers' compensation product in the fourth quarter of 2004 because of unfavorable underwriting results. Approximately $9.1 million of premium was written in this program during 2004.

INVESTMENTS
-----------

The Company manages its invested assets to provide a high degree of flexibility to respond to opportunities in the financial markets and to provide necessary cash flows for operations. The resulting investment strategies currently emphasize relatively short-term maturities of fixed income securities, wide diversification among issuers and industries and high asset quality designed to produce reasonable returns without jeopardizing principal during the extended period of low interest rates which has been experienced during the past several years.

At December 31, 2004 the financial statement value of the Company's investment portfolio was approximately $577 million, including money market instruments classified as cash equivalents. A comparison of the diversification of the Company's investment portfolio, using adjusted cost as a basis, is as follows:


                                                      December 31
                                                2004              2003
                                              --------          --------
         U.S. Government obligations             23.8%            26.1%
         Municipal bonds                         27.7             22.7
         Corporate and other bonds               10.3             16.3
         Short-term and other investments        21.9             15.7
         Common stocks                           12.5             13.7
         Mortgage-backed securities               3.3              4.2
         Preferred stocks                          .5              1.3
                                              --------          --------
                                                100.0%           100.0%
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

The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2004.


    MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)
    -------------------------------------------------------------------------

                                                2004              2003
                                              --------          --------

     Less than one year                         57.9%             42.9%
     1 to 5 years                               35.0              48.1
     5 to 10 years                               1.4               2.2
     More than 10 years                          5.7               6.8
                                              --------          --------
                                               100.0%            100.0%
                                              ========          ========

     Average life of portfolio (years)           2.2               2.8
                                              ========          ========


Fixed income securities (including those classified as short-term) comprised 74.2% of the market value of the Company's invested assets at December 31, 2004. With the exception of U.S. Government obligations, the fixed income portfolio is widely diversified with no concentrations in any single industry. The largest amount invested in any single issuer was $5.1 million (.9% of total invested assets) although most individual investments are less than $500,000. The Company does not actively trade fixed income securities but typically holds such investments until maturity. Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed income securities will be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues). During 2004, municipal bonds were increased and corporate bonds were decreased to produce higher after tax yields.

The Company had determined that its insurance subsidiaries will, at all times, hold high grade fixed income securities with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2004, investment grade bonds held by insurance subsidiaries equaled 140% of net loss and loss adjustment expense reserves (without consideration of short-term investments which alone equal 47% of such reserves).

Approximately $16.9 million of fixed maturity investments (2.9% of total invested assets) consists of bonds rated as less than investment grade at year end. Over 60% of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, at times, the average bond quality of the fund could fall below BBB. The market value of all non-investment grade bonds exceeded cost by 5.2% at December 31, 2004.

The market value of the consolidated fixed maturity portfolio was $1.8 million greater than cost at December 31, 2004, before income taxes, which compares to a $7.1 million unrealized gain at December 31, 2003. Other than temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the underlying credit of the issue. No fixed income investments met these criteria at December 31, 2004. Gross unrealized losses on fixed income securities were $1.2 million in total at December 31, 2004 with no individual issue having more than an 4% decline.

Equity securities comprise 23.0% of the financial statement value of the consolidated investment portfolio at December 31, 2004 (13% of cost) as long-term holdings have appreciated significantly. The Company's equity securities portfolio consists of approximately 150 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $7.5 million at December 31, 2004 (1.3% of total investments). In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years. Because of the large amount of high quality, short-term bonds owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. An individual equity security will be disposed of when it is determined that there is little potential for future appreciation and all equity securities are considered to be available for sale. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of when market conditions are deemed to dictate, regardless of the impact on current period earnings. During 2004, as the stock market fluctuated throughout the year, the Company disposed of numerous equity securities which were considered to have little near term potential for improvement. These sales generated both gains and losses but netted to a realized gain of $8.7 million. The net effect of other than temporary impairment adjustments on net gains from equity securities trading was an increase of only $.2 for the year. The reclassification of unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost and the decline was ongoing for more than 6 months at December 31, 2004, regardless of the evaluation of potential for recovery. After adjustment for other than temporary impairment, net unrealized gains on the equity security portfolio increased $4.5 million to $66.7 million at December 31, 2004 as all equity markets recorded gains during the year. The net gain at year end consisted of $67.3 million of gross unrealized gains and $.6 million of gross unrealized losses and the average loss on individual issues where market was less than adjusted cost was 4.8%.

Included in short-term and other investments are approximately $15.8 million of limited partnership investments. The majority of assets underlying the partnerships consist of marketable securities which are valued at readily ascertainable market values. Approximately $2.2 million of this balance consists of real estate and venture capital investments which are non-traded securities. Valuations for these investments are provided by the general partners and are determined in accordance with generally accepted accounting principles. These non-traded securities constitute less than .4% of invested assets. Any decline in value of a limited partnership investment is immediately treated as realized, regardless of the character of the underlying partnership asset, and no unrealized losses exist with respect to this portion of the investment portfolio at December 31, 2004.

The Company's investment yields continue to be negatively impacted by the ongoing historically low interest rates. Overall investment yields were lower during 2004 as both after tax investment returns and gains realized on the sale of securities did not keep pace with 2003 levels. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:


                                                        2004         2003
                                                      --------     --------

        Before federal tax:
           Investment income                             2.9%        3.3%
           Investment income plus
             realized investment gains (losses)          4.9         5.6
        After federal tax:
           Investment income                             2.2         2.4
           Investment income plus
             realized investment gains (losses)          3.5         3.9


Further discussion of the components of investment yields is included in the RESULTS OF OPERATIONS on pages 20 and 21.


EMPLOYEES
---------

As of December 31, 2004, the Company had 275 employees, representing a decrease of 18 employees from December 31, 2003 (6%) due primarily to efficiencies generated by the continued development of technology used in the automation of the underwriting and customer service functions in the Sagamore product lines. As of March 1, 2005, the Company had 274 employees.

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

Baldwin & Lyons, California leases approximately 1,900 square feet of office space in a suburb of Los Angeles, California. All West Coast operations are conducted from these facilities. The lease expires in May, 2007.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The NASDAQ Stock Market(R) under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2004, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2004 and 2003, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions. All per share amounts have been adjusted for a five-for-four stock split, effective February 17, 2003.


                                           CLASS A                   CLASS B               CASH
                                  ------------------------- --------------------------   DIVIDENDS
                                     HIGH          LOW          HIGH          LOW        DECLARED
                                  ------------ ------------ ------------- ------------ -------------
Year ended December 31:
2004:
FOURTH QUARTER                       $28.240      $24.300      $29.150       $24.520       $1.00
THIRD QUARTER                         29.230       23.750       26.850        23.100         .15
SECOND QUARTER                        29.750       22.750       30.680        22.200         .40
FIRST QUARTER                         29.150       22.370       30.000        25.000         .50

2003:
Fourth Quarter                        23.480       22.000       29.450        23.370         .35
Third Quarter                         23.950       20.750       26.508        21.500         .10
Second Quarter                        25.000       18.020       26.480        19.490         .10
First Quarter                         19.850       18.256       20.750        17.832         .10


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note F to the consolidated financial statements.

The Company has paid quarterly cash dividends continuously since 1974. The current regular quarterly dividend rate is $.10 per share. Since the fourth quarter of 2003, the Company has paid an extra cash dividend each quarter in recognition of the Company's more than adequate capitalization, the favorable income tax rates available to individuals on dividends and excellent earnings over the past three years. Total extra dividends paid in 2004 and 2003 were $1.65 and $.25 per share, respectively. The Board intends to address the subject of dividends at each of its future meetings considering the Company's earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                            YEAR ENDED DECEMBER 31
                                                    ------------------------------------------------------------------------
                                                         2004          2003          2002           2001           2000
                                                    -------------- ------------- -------------- ------------- --------------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

DIRECT AND ASSUMED PREMIUMS WRITTEN                    $ 247,099      $ 227,614      $ 173,294     $ 120,308      $ 101,390

NET PREMIUMS EARNED                                      172,145        146,153        104,392        83,138         77,439

NET INVESTMENT INCOME                                     12,287         12,873         14,964        17,626         19,049

REALIZED NET GAINS (LOSSES) ON INVESTMENTS                 9,770          9,990        (16,445)        5,053         12,473

LOSSES AND LOSS EXPENSES INCURRED                        126,298         95,738         68,107        81,870 <F5>    57,470

NET INCOME                                                30,306         33,075         12,366         5,390         19,750

EARNINGS PER SHARE -- NET INCOME <F1>, <F2>                 2.05           2.25            .84           .35           1.26

CASH DIVIDENDS PER SHARE <F2>                               2.05            .65            .32           .32            .32

INVESTMENT PORTFOLIO <F3>                                577,428        515,843        448,520       439,434        442,060

TOTAL ASSETS                                             868,563        769,857        644,462       601,109        552,164

SHAREHOLDERS' EQUITY                                     326,548        324,574        284,588       288,360        294,000

COST OF TREASURY SHARES PURCHASED                              -              -          8,978         2,154         17,018

BOOK VALUE PER SHARE <F1>, <F2>                            22.04          22.00          19.43         18.98          19.21

UNDERWRITING RATIOS <F4>:

   Losses and loss expenses                                73.4%          65.5%          65.2%         98.5%          74.2%

   Underwriting expenses                                   24.0%          26.5%          26.1%         24.3%          28.1%

   Combined                                                97.4%          92.0%          91.3%        122.8%         102.3%


<F1> Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.
<F2> All per share amounts have been adjusted for the five-for-four stock split effective February 17, 2003. 2004 and 2003 include extra dividends of $1.65 and $.25 per share, respectively.
<F3> Includes money market instruments classified with cash in the Consolidated Balance Sheets.
<F4> Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.
<F5> Includes $20,000 relating to the events of September 11, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of the Company's liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods different from when they are incurred, at times, operating cash flows may turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2004, positive cash flow from operations totaled $72.3 million compared to $56.9 million in 2003, generally in line with the increase in net premium earned during 2004.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates have declined and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has maintained and, during 2004, increased its short-term position with respect to the vast majority of its fixed maturity investments in anticipation of rate increases expected to occur in 2005. The average life of the Company's bond and short-term investment portfolio was 2.2 years and 2.8 years at December 31, 2004 and 2003, respectively. The Company also remains an active participant in the equity securities market using capital which is not considered necessary to fund current operations. The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2004 included $97.2 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $144.9 million of fixed income investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In the event competitive conditions produce inadequate premium rates and the Company chooses to restrict volume, the liquidity of its investment portfolio would permit it to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses.

Net premiums written by the Company's U.S. insurance subsidiaries for 2004 equaled approximately 41% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note F to the consolidated financial statements, at December 31, 2004, $79.2 million, or 24% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has no long-term debt outstanding at December 31, 2004. Short-term borrowing totaled $6.0 million at December 31, 2004.


RESULTS OF OPERATIONS
---------------------

2004 COMPARED TO 2003

Direct premiums written for 2004 totaled $237.1 million, an increase of $21.5 million (10%) from 2003. This increase is primarily attributable to an increase in fleet trucking liability premiums of $16.7 million (15%) from 2003 levels. Direct premium writings from the Company's independent contractor program also increased by $7.2 million (18%). These increases were partially offset by decreases in the Company's private passenger automobile, small business workers' compensation and small fleet trucking programs of $1.4 million (3%), $.6 million (6%) and $.4 million (3%), respectively. Large trucking fleet volume increased primarily from the addition of new accounts during 2004, increased revenues from renewal accounts and, to a lesser degree, premium rate increases. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts. Increased competitive pressures are responsible for the decline in premium volume from the Sagamore personal automobile and small fleet trucking programs. The decline in small business workers' compensation premium resulted from management's decision to discontinue marketing this business during the fourth quarter of 2004.

Premiums assumed from other insurers and reinsurers totaled $8.7 million during 2004, a decrease of $2.4 million (21%) from 2003 reflecting the discontinuance of a single large program for which renewal pricing was not considered to be favorable. Premium volume from reinsurance assumed will fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company's self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers increased $5.1 million (7%) during 2004 to $78.6 million. However, the consolidated percentage of premiums ceded to direct premiums written decreased to 33% for 2004 from 34% for 2003. This decrease is reflective of the Company's increased exposure under reinsurance treaties effective in 2003 and 2004 covering large fleet trucking risks. The Company's maximum retained loss under these treaties has increased over the last two years and, as a result, a lower percentage of the direct premiums are ceded to reinsurers. There were no other significant changes to reinsurance treaties during 2004.

After giving effect to changes in unearned premiums, net premiums earned increased 18% to $172.1 million for 2004 from $146.2 million for 2003. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products increased by $21.7 million (24%). Net premiums earned from the Company's private passenger automobile and small workers' compensation programs also increased $3.4 million (9%) and $1.9 million (31%), respectively. These increases were partially offset by a decrease in net premium earned from non-affiliated reinsurance assumed of $1.3 million (12%) from 2003.

Net investment income decreased $.6 million (5%) during 2004 reflecting lower overall pre-tax yields while average invested assets increased 11%. The average pre-tax yield on invested assets dropped to 2.9% this year from 3.3% during 2003 (13%). The decline in yields occurred entirely within the bond portfolio which averaged 3.2% during 2004 compared to 3.9% last year. A portion of this decline in pre-tax yield is attributable to the increased use of tax-exempt bonds during 2004. Yields on equity securities and short-term investments increased to 3.3% and 1.2%, respectively, from 3.1% and 1.0%, respectively, during 2003, partially offsetting the decline in bond yields. After-tax yields were 2.2% and 2.4% for 2004 and 2003, respectively. As discussed in the Liquidity and Capital Resources section, the Company has maintained its bond portfolio at an increasingly short-term level during the past several years as long-term interest rates were not considered to be sufficient to commit funds for extended periods. Increases in short-term rates during 2004 did not have a dramatic impact on longer-term rates, providing no incentive to lengthen maturities. Consequently, the average yield on maturing bonds exceeded the reinvestment rate during 2004 as shorter-term instruments were utilized in anticipation of more dramatic increases in long-term rates in 2005 and beyond.

Realized net capital gains were $9.8 million in 2004 compared to gains of $10.0 million for 2003. The current year's net gain consisted of gains on equity securities of $8.5 million, gains on fixed maturities of $1.9 million, and losses on other investments of $.6 million. Capital gains for the current year include a net gain of $1.2 million attributable to the process of accounting for "other than temporary impairment" in the investment portfolio. The net gain includes $2.4 million representing subsequent appreciation on previously written down securities disposed of during 2004 offset by additional write downs during the year. See the Investment Valuation section under the caption Critical Accounting Policies and Note B to the consolidated financial statements for further information with respect to the other than temporary impairment adjustment process.

Losses and loss expenses incurred during 2004 increased $30.6 million (32%) to $126.3 million. The increase in losses incurred is reflective of the 18% increase in net premiums earned, and primarily the 24% increase in premiums from trucking-related products, as previously discussed, and from $5.0 million of losses attributable to the Florida hurricanes during September, 2004. The 2004 consolidated loss and loss expense ratio was 73.4% compared to 65.5% for 2003. The Company's loss and loss expense ratios for individual product lines are summarized in the following table.


Loss and loss expense ratios:
                                                  2004          2003
                                                 ------        ------

      Fleet trucking                              79.3%         68.6%
      Private passenger automobile                58.7          60.2
      Small fleet trucking                        63.5          64.0
      Reinsurance assumed                         59.8          51.6
      Small business workers' compensation        92.2          91.4
      All lines                                   73.4          65.5


The loss and loss expense ratio for fleet trucking products for 2004 reflects an increase in severity of accidents, particularly in the large fleet excess product. While overall frequency in the trucking lines has not increased significantly, the frequency of severe losses was higher in 2004. Part of the increase in severity is attributable to social inflation factors which result in higher jury awards and settlements on serious accidents. The Company's higher retention under recent reinsurance treaty renewals also allows for more net volatility in this line of business. The loss and loss expense ratio for reinsurance assumed increased by 8 percentage points, and relates primarily to hurricane losses in 2004. The small business workers' compensation program continued to perform poorly. This continued unsatisfactory performance prompted management to discontinue this product in the current year fourth quarter.

The Company produced an overall savings on the handling of prior year claims during 2004 of $15.0 million. This net savings is included in the computation of loss ratios shown in the table insert. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of conservatism in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Changes in both gross premium volumes and the Company's reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2004, before credits for allowances from reinsurers, increased $.9 million (2%) to $51.5 million. Gross expenses increased at a lower rate than the increase in premium volume because much of the Company's expense structure is fixed and does not vary directly with volume. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume. Direct commission expense increased $.8 million (7%) due to growth in business produced by outside agents. Resulting primarily from the increase in premium earned, taxes other than federal income and salary-related taxes increased $.7 million (12%) from 2003. Most other expense categories were level or down from the prior year as the investment in automation during the past several years has allowed for the handling of higher premium volume without the addition of employees.

Reinsurance ceded credits were $.4 million (2%) higher in 2004, in line with higher reinsurance ceded premiums. While the dollars of reinsurance ceded credits were higher this year, the ratio of reinsurance ceded credits to gross acquisition costs declined because Protective is retaining a greater percentage of the gross premium for its own account under recent reinsurance treaties.

Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 24.0% during 2004 compared to 26.5% for 2003. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less realized gains on investments) was 16.2% for 2004 compared with 18.4% for 2003, and reflects the fixed nature of certain of the Company's expenses, as discussed above.

The effective federal tax rate for consolidated operations for 2004 was 31.1%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2004 was $30.3 million compared to $33.1 million for 2003. Diluted earnings per share decreased to $2.05 in 2004 from $2.25 in 2003. Earnings per share from operations, before realized gains or losses on investments, was $1.62 in 2004 compared to $1.81 in 2003.


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

After giving effect to changes in unearned premiums, net premiums earned increased 40% to $146.2 million for 2003 from $104.4 million for 2002. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products increased by $29.3 million (48%). Net premiums earned from the Company's private passenger automobile, non-affiliated reinsurance assumed and small business workers' compensation programs also increased $6.4 million (20%), $3.0 million (39%) and $2.6 million (76%), respectively.

Net investment income decreased $2.1 million (14%) during 2003 reflecting lower overall pre-tax yields while average invested assets increased 6%. The average pre-tax yield on invested assets dropped to 3.3% in 2003 from 4.1% during 2002 (18%). The largest decline in yields occurred in the bond portfolio which averaged 3.9% during 2003 compared to 5.1% in 2002. Yields on short-term investments also declined from 1.4% in 2002 to .8% in 2003. After tax yields declined less than pre-tax because of a reallocation of the investment portfolio whereby corporate (fully taxable) bonds were replaced with municipal (largely tax exempt) bonds. After-tax yields were 2.4% and 2.9% for 2003 and 2002, respectively.

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

Including the deficiency noted above for the small business workers' compensation product, the Company produced an overall savings on the handling of prior year claims during 2003 of $13.6 million. See comments regarding prior year reserve savings in the comparison of 2004 to 2003.

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

Approximately 67% of the Company's assets are composed of investments at December 31, 2004. Approximately 3% of these investments, consisting of limited partnership investments in equity trading and hedge funds, real estate development ventures and venture capital funds, do not have readily determinable market values. For these investments, we estimate fair value by reference to the underlying assets of the limited partnerships. In addition, approximately $16.9 million of fixed maturity investments (3% of total invested assets) consists of bonds rated as less than investment grade at year end. The majority of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, under the terms of the fund, the average bond quality could fall below BBB.

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

It is important to note that all investments included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other than temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other than temporary decline) as opposed to a charge to shareholders' equity (temporary decline). Subsequent recoveries in value of investments which have incurred an other than temporary impairment adjustment are accounted for as unrealized gains until the security is actually disposed of or sold. At December 31, 2004, unrealized gains include $4.2 million of appreciation on investments previously adjusted for "other than temporary" impairment, compared to a $4.5 million impairment allowance at that date. See Note B to the consolidated financial statements for additional detail with respect to this process. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in automatic income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2004, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2004, the total gross unrealized loss included in the Company's investment portfolio was less than $1.8 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other than temporary at December 31, 2004, realized capital gains would have decreased by $.08 per share for the year. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2004.

REINSURANCE RECOVERABLE

Amounts recoverable under the terms of reinsurance contracts comprise approximately 27% of total Company assets as of December 31, 2004. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater variation in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof) and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

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


FEDERAL INCOME TAX CONSIDERATIONS
---------------------------------

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities reported at December 31, 2004 and 2003 consisted of:


                                        2004          2003
                                    ------------- ------------
Total deferred tax liabilities         $ 26,630     $ 27,046
Total deferred tax assets                14,553       13,846
                                    ------------- ------------
Net deferred tax liabilities           $ 12,077     $ 13,200
                                    ============= ============

The total deferred tax assets at December 31, 2004 included $7,828 in special tax deposits covered under Section 847 of the Internal Revenue Code, as explained in the following paragraph, which compares to $5,523 in special tax deposits at December 31, 2003. Adjusted for the special deposits, net deferred tax assets at December 31, 2004 were $6,725 compared with $8,322 million at December 31, 2003.

Section 847 of the Internal Revenue Code created a mechanism which assures recoverability for the deferred tax asset arising from the discounting of property and casualty loss reserves for tax purposes. This provision allows an insurer to take a special tax deduction equal to the discount on post 1986 accident year loss and loss expense reserves while making "special estimated tax payments" equal to the amount of the tax benefit derived from the special deduction. The "special estimated tax payments" can be carried forward for fifteen years to offset taxes arising from decreases in the special deduction and can be treated as regular estimated payments or refunded at the end of the carryforward period. Because the recovery of this deferred tax asset is guaranteed, it need not be considered when determining the recoverability of deferred tax assets.

Of the remaining deferred tax assets at December 31, 2004, approximately $3,115 relate to other policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future. An additional $1,583 relates to impairment adjustments made to investments, as required by accounting regulations. The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets, approximately $2,027, consists of various normal operating expense accruals and is not considered to be material. As a result of its analysis, management does not believe that any of these assets are impaired at December 31, 2004.


IMPACT OF INFLATION
-------------------

To the extent possible, the Company attempts to recover the costs of inflation by increasing the premiums it charges. Within the fleet trucking business, a majority of the Company's premiums are charged as a percentage of an insured's gross revenue or payroll. As these charging bases increase with inflation, premium revenues are immediately increased. The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval. Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected. The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve. As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted. Further, as inflation affects current market rates of return, previously committed investments may rise or decline in value depending on the type and maturity of investment. (See comments under Market Risk, following.)

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

MARKET RISK
-----------

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, equities market prices and, to a far lesser extent, foreign currency rate fluctuations. All of the Company's invested assets are classified as available for sale and are listed as such in Note B to the consolidated financial statements.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2004 was $133.0 million or approximately 23% of invested assets. This market valuation includes $66.7 million of appreciation over the cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

The Company's fixed maturity portfolio totaled $331.3 million at December 31, 2004. Over 80% of this portfolio is made up of U. S. Government and government agency obligations and state and municipal debt securities; 85% of the portfolio matures within 5 years; and the average life of the Company's fixed maturity investments is approximately 2.2 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a significant impact on the Company's ability to conduct daily operations or to meet its obligations.

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

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $5.5 million at December 31, 2004. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $5.8 million at December 31, 2004. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2005 is equal to more than 100% of net loss and loss expense reserves at December 31, 2004.

The Company's exposure to foreign currency risk is not material.


CONTRACTUAL OBLIGATIONS
-----------------------

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2004.

                                                                 PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------
                                            TOTAL        LESS THAN 1        1 - 3         3 - 5        MORE THAN
                                                            YEAR            YEARS         YEARS         5 YEARS
                                         -----------    -------------    -----------    ----------    -----------
                                                                  (DOLLARS IN MILLIONS)
Loss and loss expense reserves              $ 441.8         $ 119.3         $ 114.9        $ 52.1       $ 155.5

Investment commitments                          6.5             6.5               -             -             -

Operating leases                                4.3             1.2             2.4           0.8             -
                                         -----------    -------------    -----------    ----------    -----------

                               Total        $ 452.6         $ 127.0         $ 117.3        $ 52.9       $ 155.5
                                         ===========    =============    ===========    ==========    ===========


The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table. Timing of the collection of the related reinsurance recoverable, estimated to be $233.0 million at December 31, 2004, would approximate that of the above projected direct reserve payout.


The investment commitments in the above table relate to unfunded capital obligations for limited partnership investments the Company owned at December 31, 2004.

                           ANNUAL REPORT ON FORM 10-K




               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                          YEAR ENDED DECEMBER 31, 2004

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldwin & Lyons, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Baldwin & Lyons, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Baldwin & Lyons, Inc. and subsidiaries and our report dated March 4, 2005 expressed an unqualified opinion thereon.


                                                           /s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 4, 2005

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Shareholders and Board of Directors
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Baldwin & Lyons, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.


                                                           /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 4, 2005


CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries


                                                                     DECEMBER 31
                                                              2004               2003
                                                        ----------------   ---------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                         $ 331,281         $ 321,193
    Equity securities                                          133,042           130,139
    Short-term and other                                        52,395            36,545
                                                        ----------------   ---------------
                                                               516,718           487,877

Cash and cash equivalents                                       57,384            30,078
Accounts receivable--less allowance
   (2004, $1,161; 2003, $1,127)                                 33,481            37,333
Accrued investment income                                        3,774             3,848
Reinsurance recoverable                                        236,466           185,457
Prepaid reinsurance premiums                                     5,000             6,650
Deferred policy acquisition costs                                4,797             5,309
Property and equipment--less accumulated
   depreciation (2004, $9,696; 2003, $10,009)                    5,236             6,206
Notes receivable from employees                                  2,514             4,828
Other assets                                                     3,193             2,271
                                                        ----------------   ---------------
                                                             $ 868,563         $ 769,857
                                                        ================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                 $ 441,821         $ 343,724
    Unearned premiums                                           33,233            36,803
                                                        ----------------   ---------------
                                                               475,054           380,527

Reinsurance payable                                              4,899             7,460
Note payable                                                     6,000                 -
Accounts payable and other liabilities                          43,325            43,195
Current federal income taxes                                       660               901
Deferred federal income taxes                                   12,077            13,200
                                                        ----------------   ---------------
                                                               542,015           445,283
Shareholders' equity:
    Common stock, no par value:
       Class A -- authorized 3,000,000 shares;
           outstanding -- 2004 and 2003,
           2,666,666 shares                                        114               114
       Class B -- authorized 20,000,000 shares;
           outstanding -- 2004, 12,056,124 shares;
           2003, 11,924,354 shares                                 514               509
    Additional paid-in capital                                  37,083            35,419
    Unrealized net gains on investments                         44,497            44,837
    Retained earnings                                          244,340           243,695
                                                        ----------------   ---------------
                                                               326,548           324,574
                                                        ----------------   ---------------
                                                             $ 868,563         $ 769,857
                                                        ================   ===============


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME
Baldwin & Lyons, Inc. and Subsidiaries



                                                                   YEAR ENDED DECEMBER 31
                                                          2004             2003             2002
                                                     --------------   --------------   --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                  $ 172,145        $ 146,153        $ 104,392
    Net investment income                                   12,287           12,873           14,964
    Realized net gains (losses) on investments               9,770            9,990          (16,445)
    Commissions, service fees and other income               7,131            6,232            5,219
                                                     --------------   --------------   --------------
                                                           201,333          175,248          108,130
EXPENSES:
    Losses and loss expenses incurred                      126,298           95,738           68,107
    Other operating expenses                                31,046           30,477           22,193
                                                     --------------   --------------   --------------
                                                           157,344          126,215           90,300
                                                     --------------   --------------   --------------
                INCOME BEFORE FEDERAL INCOME TAXES          43,989           49,033           17,830

Federal income taxes                                        13,683           15,958            5,464
                                                     --------------   --------------   --------------
                                        NET INCOME        $ 30,306         $ 33,075         $ 12,366
                                                     ==============   ==============   ==============

Per share data:
                                  DILUTED EARNINGS          $ 2.05           $ 2.25            $ .84
                                                     ==============   ==============   ==============

                                    BASIC EARNINGS          $ 2.07           $ 2.27            $ .85
                                                     ==============   ==============   ==============

                                         DIVIDENDS          $ 2.05           $  .65            $ .32
                                                     ==============   ==============   ==============

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries



                                                          2004             2003             2002
                                                     --------------   --------------   --------------
                                                                  (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                   $  243,695       $  219,079       $  219,067
    Unrealized gains on investments                         44,837           29,640           32,377
                                                     --------------   --------------   --------------
                                                           288,532          248,719          251,444

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                              30,306           33,075           12,366

    Gains (losses) on investments:
        Holding gains (losses) arising
            during period, before federal
            income taxes                                     9,246           33,371          (20,656)
        Federal income taxes (benefit)                       3,236           11,680           (7,230)
                                                     --------------   --------------   --------------
                                                             6,010           21,691          (13,426)

        (Gains) losses realized during period
            included in net income, before federal
            income taxes                                    (9,770)          (9,990)          16,445
        Federal income taxes (benefit)                      (3,420)          (3,496)           5,756
                                                     --------------   --------------   --------------
                                                            (6,350)          (6,494)          10,689
                                                     --------------   --------------   --------------

        Change in unrealized gains on investments             (340)          15,197           (2,737)

    Foreign exchange adjustment                                413            1,011               77
                                                     --------------   --------------   --------------

               TOTAL REALIZED AND UNREALIZED INCOME         30,379           49,283            9,706

Other changes affecting retained earnings:
    Cash dividends paid to shareholders                    (30,074)          (9,470)          (4,636)
    Cost of treasury shares in excess of
        original issue proceeds                                  -                -           (7,795)
                                                     --------------   --------------   --------------
                                                           (30,074)          (9,470)         (12,431)
                                                     --------------   --------------   --------------
                                      TOTAL CHANGES            305           39,813           (2,725)
                                                     --------------   --------------   --------------

BALANCES AT END OF YEAR:
    Retained earnings                                      244,340          243,695          219,079
    Unrealized gains on investments                         44,497           44,837           29,640
                                                     --------------   --------------   --------------
                                                        $  288,837       $  288,532       $  248,719
                                                     ==============   ==============   ==============

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries

                                                                               YEAR ENDED DECEMBER 31
                                                                    2004               2003               2002
                                                              ----------------   ----------------   ----------------
                                                                              (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                        $ 30,306           $ 33,075         $   12,366
   Adjustments to reconcile net income
      to net cash provided by operating activities:
         Change in accounts receivable
            and unearned premium                                          211              4,275             (3,434)
         Change in accrued investment income                               74                213               (185)
         Change in reinsurance recoverable on
            paid losses                                                 2,073                779             (2,612)
         Change in loss and loss expense reserves
            net of reinsurance                                         45,087             17,439              6,969
         Change in other assets, other liabilities
            and current income taxes                                   (1,626)             7,252              7,046
         Amortization of net policy acquisition costs                  (3,512)            (4,431)            (5,569)
         Net policy acquisition costs deferred                          4,024              3,299              4,915
         Provision for deferred income taxes                             (940)              (743)            (2,675)
         Bond amortization                                              3,722              2,802              1,482
         Loss on sale of property                                          14                 17                 10
         Depreciation                                                   2,425              2,741              2,601
         Net realized loss (gain) on investments                       (9,770)            (9,990)            17,057
         Compensation expense related to
            discounted stock options                                      256                143                134
                                                              ----------------   ----------------   ----------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES            72,344             56,871             38,105

INVESTING ACTIVITIES
   Purchases of fixed maturities and equity securities               (186,900)          (206,141)          (172,806)
   Proceeds from maturities                                            95,136             85,429             51,978
   Proceeds from sales of fixed maturities                             17,279             34,492             32,000
   Proceeds from sales of equity securities                            56,684             61,764             53,112
   Net sales (purchases) of short-term investments                     (5,967)           (27,529)            19,814
   Distributions from limited partnerships                                637                 63                632
   Decrease (increase) in principal balance of
      notes receivable from employees                                   2,223              2,676             (5,036)
   Purchases of property and equipment                                 (1,580)            (2,437)            (1,989)
   Proceeds from disposals of property and equipment                      111                130                161
                                                              ----------------   ----------------   ----------------
                      NET CASH USED IN INVESTING ACTIVITIES           (22,377)           (51,553)           (22,134)

FINANCING ACTIVITIES
   Dividends paid to shareholders                                     (30,074)            (9,470)            (4,636)
   Proceeds from sale of common stock                                   1,413                 31                  2
   Drawing on line of credit                                            6,000                  -             10,000
   Repayment on line of credit                                              -             (7,500)            (2,500)
   Cost of treasury shares                                                  -                  -             (8,978)
                                                              ----------------   ----------------   ----------------
                      NET CASH USED IN FINANCING ACTIVITIES           (22,661)           (16,939)            (6,112)
                                                              ----------------   ----------------   ----------------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            27,306            (11,621)             9,859
Cash and cash equivalents at beginning of year                         30,078             41,699             31,840
                                                              ----------------   ----------------   ----------------
                   CASH AND CASH EQUIVALENTS AT END OF YEAR          $ 57,384           $ 30,078           $ 41,699
                                                              ================   ================   ================

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

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds, notes and redeemable preferred stocks) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (non-redeemable preferred stocks and common stocks) are carried at quoted market prices (fair value). Other investments are carried at either market value, cost or cost adjusted for operations of limited partnerships, depending on the nature of the investment. Put options used as a fair value hedge for a specific portion of the Company's equity security portfolio are included with other investments at market value. All fixed maturity, equity and derivative securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity unless a decline in value is determined to be other than temporary, in which case, the loss is charged to income. In determining if and when a decline in market value below cost is other than temporary, an objective analysis is made of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other than temporary impairment, without any subjective evaluation as to possible future recovery. Although the Company has classified fixed maturity investments as available for sale, it has the ability to, and generally does, hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation is computed principally by the straight-line method.

RESERVES FOR LOSSES AND LOSS EXPENSES: The reserves for losses and loss expenses, minor portions of which are discounted, are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year end. These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled. Although it is not possible to measure the degree of variability inherent in such estimates, management believes that the reserves for losses and loss expenses are adequate. The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

RECOGNITION OF REVENUE AND COSTS: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned. The Company does not defer acquisition costs which are not directly variable with the production of premium and are not refundable in the event of policy cancellation. If it is determined that expected losses and deferred expenses will exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency. If the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability is recorded with a corresponding expense to current operations for the amount of the excess premium deficiency. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

REINSURANCE: Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other insurers have been reported as a reduction of premium earned. Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets. Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods. Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods. Reinstatement premiums on reinsurance assumed contracts covering catastrophic events are recorded concurrently with the related loss.

Should impairment in the ability of a reinsurer to satisfy its obligations to the Company be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

FEDERAL INCOME TAXES: A consolidated federal income tax return is filed by the Company and includes all wholly owned subsidiaries.

STOCK-BASED COMPENSATION: The Company uses the "fair value method" to account for options granted to employees and non-employee directors in accordance with Statement of Financial Accounting Standards No. 123, STOCK-BASED COMPENSATION, as amended by Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE.

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


NOTE B - INVESTMENTS
The following is a summary of available-for-sale securities at December 31:

                                                                  COST OR          GROSS           GROSS            NET
                                                    FAIR         AMORTIZED       UNREALIZED      UNREALIZED      UNREALIZED
                                                    VALUE           COST           GAINS           LOSSES      GAINS (LOSSES)
                                               --------------  --------------  --------------  --------------  --------------
2004:
   U. S. government obligations                    $ 119,469       $ 119,529      $      393     $      (453)       $    (60)
   Mortgage-backed securities                         16,505          16,559             126            (180)            (54)
   Obligations of states and
       political subdivisions                        141,436         140,908             898            (370)            528
   Corporate securities                               46,962          45,799           1,350            (187)          1,163
   Foreign government obligations                      6,909           6,735             174               -             174
                                               --------------  --------------  --------------  --------------- --------------
      Total fixed maturities                         331,281         329,530           2,941          (1,190)          1,751
   Equity securities                                 133,042          66,320          67,302            (580)         66,722
   Short-term and other                               52,395          52,411               -             (16)            (16)
                                               --------------  --------------  --------------  --------------- --------------
      Total available-for-sale securities          $ 516,718       $ 448,261       $  70,243      $   (1,786)         68,457
                                               ==============  ==============  ==============  ===============

                                                                               Applicable federal income taxes       (23,960)
                                                                                                               --------------

                                                                             Net unrealized gains - net of tax    $   44,497
                                                                                                               ==============
2003:
   U. S. government obligations                    $ 119,758       $ 118,267      $    1,511    $        (20)    $     1,491
   Mortgage-backed securities                         19,198          19,139             168            (109)             59
   Obligations of states and
       political subdivisions                        104,237         102,865           1,398             (26)          1,372
   Corporate securities                               71,601          67,512           4,161             (72)          4,089
   Foreign government obligations                      6,399           6,295             104               -             104
                                               --------------  --------------  --------------  --------------  --------------
      Total fixed maturities                         321,193         314,078           7,342            (227)          7,115
   Equity securities                                 130,139          67,929          62,805            (595)         62,210
   Short-term and other                               36,545          36,890               -            (345)           (345)
                                               --------------  --------------  --------------  --------------  --------------
      Total available-for-sale securities          $ 487,877       $ 418,897       $  70,147     $    (1,167)         68,980
                                               ==============  ==============  ==============  ==============

                                                                               Applicable federal income taxes       (24,143)
                                                                                                               --------------

                                                                             Net unrealized gains - net of tax    $   44,837
                                                                                                               ==============


The securities in an unrealized loss position are not significant.

Gross realized gains and losses on investments for the years ended December 31 are summarized below:


                                                     2004            2003            2002
                                                --------------  --------------  --------------
Fixed maturities:
   Gains                                              $ 2,214         $ 1,122        $  1,396
   Losses                                                (364)           (584)         (3,278)
                                                --------------  --------------  --------------
      Net gains (losses)                                1,850             538          (1,882)

Equity securities:
   Gains                                               10,534          15,754           5,774
   Losses                                              (1,994)         (6,502)        (19,520)
                                                --------------  --------------  --------------
      Net gains (losses)                                8,540           9,252         (13,746)

Short-term and other - net gain (loss)                   (620)            200            (817)
                                                --------------  --------------  --------------

                     TOTAL NET GAINS (LOSSES)         $ 9,770         $ 9,990        ($16,445)
                                                ==============  ==============  ==============


Activity with respect to other than temporary impairment of investments for the years ended December 31 is summarized as follows:


                                                                 2004             2003            2002
                                                              ------------    -------------    ------------
Cumulative charges to income at beginning of year                 $ 5,765          $ 7,234         $ 2,081

Writedowns based on objective criteria                              1,143            2,394           6,675

Recovery of prior writedowns upon sale or disposal                 (2,385)          (3,863)         (1,522)
                                                              ------------    -------------    ------------

Cumulative charges to income at end of year                       $ 4,523          $ 5,765         $ 7,234
                                                              ============    =============    ============

Net pre-tax realized gain (loss)                                  $ 1,242          $ 1,469        ($ 5,153)
                                                              ============    =============    ============

Addition (reduction) to earnings per share                        $   .05          $   .06         $  (.28)
                                                              ============    =============    ============

Unrealized gain on investments previously
   written down at end of the year - see note below               $ 4,201          $ 4,319         $    9
                                                              ============    =============    ============


Note: Recovery in market value of an investment which has been adjusted for other than temporary impairment by inclusion in realized losses in the income statement is treated as an unrealized gain until the investment is disposed of.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2004, by contractual maturity, are shown in the following table on page 41. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                 Cost or
                                                                                Amortized
                                                               Fair Value          Cost
                                                              ------------    -------------
One year or less                                                $ 146,408        $ 145,759
Excess of one year to five years                                  150,431          149,446
Excess of five years to ten years                                   6,138            6,117
Excess of ten years                                                 8,814            8,713
                                                              ------------    -------------
   Total maturities                                               311,791          310,035
Mortgage-backed securities                                         16,505           16,559
Redeemable preferred stock                                          2,985            2,936
                                                              ------------    -------------
                                                                $ 331,281        $ 329,530
                                                              ============    =============

Major categories of investment income for the years ended December 31 are summarized as follows:


                                               2004              2003              2002
                                         ---------------    --------------    -------------
Fixed maturities                               $ 10,231          $ 11,275         $ 12,744
Equity securities                                 2,443             2,367            2,813
Money market funds                                  540               354              663
Short-term and other                                493               311              207
                                         ---------------    --------------    -------------
                                                 13,707            14,307           16,427
Investment expenses                              (1,420)           (1,434)          (1,463)
                                         ---------------    --------------    -------------
                 NET INVESTMENT INCOME         $ 12,287          $ 12,873         $ 14,964
                                         ===============    ==============    =============


Substantially all of the Company's fixed income portfolio is managed by ABN AMRO Asset Management (ABN). A director of the Company is an executive officer of ABN. Management fees paid to ABN were $379, $366 and $348 during 2004, 2003 and 2002, respectively. The Company also has holdings in money market accounts which are managed by or purchased through ABN.

For the three years ended December 31, 2004. the Company executed 23% of total purchases and 41% of total sales of securities through broker-dealers in which certain directors of the Company are or were officers, directors or owners. Commission rates charged by these affiliated broker-dealers to the Company were commensurate with rates charged to non-affiliated customers. In addition, at December 31, 2004, the Company has invested approximately $11,146 in certain limited partnerships which are managed by organizations in which certain directors of the Company are officers, directors, general partners or owners. Certain of these investments contain profit sharing provisions to the affiliated organizations. Total fees and profit sharing earned by affiliated investment advisors, other than ABN, were $480, $2,529 and $181 in 2004, 2003 and 2002, respectively.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.


                                                                      YEAR ENDED DECEMBER 31,
                                                                2004            2003             2002
                                                           -------------    ------------    -------------
Reserves at the beginning of the year                          $163,699        $144,702         $137,733

Provision for losses and loss expenses:
   Claims occurring during the current year                     141,254         109,324           78,115
   Claims occurring during prior years                          (14,956)        (13,586)         (10,008)
                                                           -------------    ------------    -------------
      Total incurred                                            126,298          95,738           68,107

Loss and loss expense payments:
   Claims occurring during the current year                      43,351          37,625           30,997
   Claims occurring during prior years                           38,234          39,956           30,249
                                                           -------------    ------------    -------------
      Total paid                                                 81,585          77,581           61,246

Change in allowance for uncollectible
    amounts due from reinsurers                                     374             840              108
                                                           -------------    ------------    -------------
Reserves at the end of the year                                 208,786         163,699          144,702

Reinsurance recoverable on reserves at the
    end of the year                                             233,035         180,025          133,042
                                                           -------------    ------------    -------------
Reserves, gross of reinsurance
    recoverables, at the end of the year                       $441,821        $343,724         $277,744
                                                           =============    ============    =============


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2003, 2002 and 2001 were decreased by $14,956, $13,586 and $10,008, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process. Included in the above developments during 2004, 2003 and 2002, are decreases of $656, $1,659 and $1,539, respectively, in reserves outstanding at December 31, 2003, 2002 and 2001 for losses and loss expenses related to environmental damage claims. Reserves for incurred but not reported environmental losses were $2,000 and $2,500 at December 31, 2004 and 2003, respectively.

Development during 2004 and 2002 also included decreases in reinsurance assumed loss and loss expense reserves at December 31, 2003 and 2001 of $2,412 and $1,305, respectively. Development during 2003 included an increase in reinsurance assumed loss reserves at December 31, 2002 of $799. Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Under terms of reinsurance agreements effective June 1, 1998, the Company's exposure on large fleet trucking losses dropped from $1,000 to $100 per occurrence. Effective in June of each year 2001 through 2004, terms of replacement reinsurance agreements increased the Company's maximum exposure on large fleet trucking losses to $1,020, $1,400, $1,625 and $2,000, respectively, per occurrence. The excess of loss treaty renewed in June, 2004 includes an aggregate deductible that must be exceeded before the Company can recover under the terms of the treaty. The Company retains a higher percentage of the direct premium in consideration of this deductible provision. 2004 net premium earned and losses incurred each include $2,278 relative to this deductible provision. The increased net retention per occurrence is reflected in the increase in the dollar amount of favorable development during 2004. These trends were considered in the establishment of the Company's reserves at December 31, 2004.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $10.9 million to date and carries a remaining reserve of $9.1 million at December 31, 2004.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2004 and 2003, loss reserves have been reduced by approximately $3,932 and $5,549, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $3,462 and $3,490 at December 31, 2004 and 2003, respectively.


NOTE D - INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                           2004           2003
                                                       -------------  -------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on investments                           $23,960        $24,143
   Deferred acquisition costs                                 1,693          1,868
   Salvage and subrogation                                      875            840
   Other                                                        102            195
                                                       -------------  -------------
      Total deferred tax liabilities                         26,630         27,046
                                                       -------------  -------------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                7,828          5,523
   Other than temporary investment declines                   1,583          2,018
   Deferred compensation                                      1,577          2,460
   Unearned premiums                                          2,314          2,569
   Other                                                      1,251          1,276
                                                       -------------  -------------
      Total deferred tax assets                              14,553         13,846
                                                       -------------  -------------

      NET DEFERRED TAX LIABILITIES                          $12,077       $ 13,200
                                                       =============  =============

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:


                                                             2004           2003            2002
                                                       --------------  --------------  --------------
Statutory federal income rate applied to
   pretax income                                          $   15,396      $   17,162       $   6,240
Tax effect of (deduction):
   Tax-exempt investment income                               (1,440)         (1,174)         (1,081)
   Other                                                        (273)            (30)            305
                                                       --------------  --------------  ---------------
Federal income tax expense                                $   13,683      $   15,958        $   5,464
                                                       ==============  ==============  ===============



Federal income tax expense consists of the following:
                                                             2004            2003             2002
                                                       ---------------  --------------  ---------------
Taxes (credits) on pre-tax income:
   Current                                                 $   14,624      $   16,701        $   8,139
   Deferred                                                      (941)           (743)          (2,675)
                                                       ---------------  --------------  ---------------
                                                           $   13,683      $   15,958        $   5,464
                                                       ===============  ==============  ===============


The components of the provision for deferred federal income taxes (credits) are as follows:


                                                             2004            2003            2002
                                                       ---------------  ---------------  --------------
Other than temporary investment declines                   $      435         $    514      $   (1,804)
Discounts of loss and loss expense reserves                    (2,336)          (1,179)           (256)
Limited partnerships                                               97              (44)           (351)
Unearned premium disallowance                                     255             (557)           (354)
Deferred compensation                                             882              (41)            (28)
Other                                                            (274)             564             118
                                                       ---------------  ---------------  --------------
           PROVISION FOR DEFERRED FEDERAL INCOME TAX       $     (941)       $    (743)     $   (2,675)
                                                       ===============  ===============  ==============


Cash flows related to federal income taxes paid, net of refunds received, for 2004, 2003 and 2002 were $14,865, $14,100 and $7,250, respectively, including
Section 847 special tax deposits. Future tax benefits on approximately $7,828 of deferred tax assets at December 31, 2004 arising from loss reserve discounting are assured based on Section 847 of the Internal Revenue Code.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2004.


NOTE E - REINSURANCE
The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. The Company also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks but are comprised primarily of high layer catastrophe treaties. Accordingly, the occurrence of a major catastrophic event can have a significant impact on the Company's operations. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level. Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have generally not been material in relation to the Company's direct and voluntary assumed operations.

Detail with respect to direct premiums and premiums assumed from and ceded to other insurers and reinsurers is as follows:


                                           Premiums Written                                     Premiums Earned
                           -------------------------------------------------    -------------------------------------------------
                                2004             2003              2002             2004              2003              2002
                           --------------    -------------    --------------    -------------    --------------    --------------
Direct                       $   237,130      $   215,576      $    164,662      $   240,111       $   208,282      $    160,035
Assumed                            9,969           12,038             8,632           10,559            11,547             8,147
Ceded                            (78,596)         (73,501)          (63,841)         (78,525)          (73,676)          (63,790)
                           --------------    -------------    --------------    -------------    --------------    --------------

                   Net       $   168,503      $   154,113      $    109,453      $   172,145       $   146,153      $    104,392
                           ==============    =============    ==============    =============    ==============    ==============


Net losses and loss expenses incurred for 2004, 2003 and 2002 have been reduced by ceded reinsurance recoveries of approximately $103,730, $96,812 and $60,055, respectively. Net losses and loss expenses incurred for 2004, 2003 and 2002 include approximately $6,349, $5,732 and $5,160 relating to reinsurance assumed from non-affiliated insurance or reinsurance companies. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

Components of reinsurance recoverable at December 31 are as follows:

                                                 2004                2003
                                           ---------------   ---------------
Unpaid losses and loss expenses                $  233,035        $  180,025
Paid losses and loss expenses                       3,253             5,326
Unearned premiums                                     178               106
                                           ---------------   ---------------
                                               $  236,466        $  185,457
                                           ===============   ===============


NOTE F - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows


                                                         Class A                        Class B            Additional
                                              ---------------------------    ---------------------------    Paid-in
                                                 Shares         Amount           Shares        Amount       Capital
                                              -------------  ------------    -------------  ------------  ------------
Balance at January 1, 2002                       2,847,382         $ 121       12,252,415         $ 523      $ 36,272
   Discounted stock options issued                       -             -                -             -           134
   Discounted stock options exercised                    -             -            7,110             -             2
   Fractional share adjustment from
      stock split                                      (37)            -              (48)            -             -
   Treasury shares purchased                      (180,679)           (7)        (376,664)          (16)       (1,160)
                                              -------------  ------------    -------------  ------------  ------------
Balance at December 31, 2002                     2,666,666           114       11,882,813           507        35,248
   Discounted stock options issued                       -             -                -             -           142
   Discounted stock options exercised                    -             -           41,541             2            29
                                              -------------  ------------    -------------  ------------  ------------
Balance at December 31, 2003                     2,666,666           114       11,924,354           509        35,419
   Discounted stock options issued                       -             -                -             -           256
   Discounted stock options exercised                    -             -          131,770             5         1,408
                                              -------------  ------------    -------------  ------------  ------------
Balance at December 31, 2004                     2,666,666         $ 114       12,056,124         $ 514      $ 37,083
                                              =============  ============    =============  ============  ============


The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders' equity at December 31, 2004 includes $322,999 representing GAAP shareholder's equity of insurance subsidiaries, of which $47,837 may be transferred by dividend or loan to the parent company with proper notification to, but without approval from, regulatory authorities. An additional $196,018 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $19,941, $22,851 and $10,318 for 2004, 2003 and 2002, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $319,436 and $304,651 at December 31, 2004 and 2003, respectively. Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $73,157 at December 31, 2004.

NOTE G - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:


                                                                 2004                2003                2002
                                                           ----------------    ----------------    ---------------
Amortization of deferred policy acquisition costs                  $16,946             $15,667            $12,072
Other underwriting expenses                                         18,115              18,329             14,158
Expense allowances from reinsurers                                 (20,458)            (20,099)           (17,641)
                                                           ----------------    ----------------    ---------------
                             TOTAL UNDERWRITING EXPENSES            14,603              13,897              8,589

Operating expenses of non-insurance companies                       16,443              16,580             13,604
                                                           ----------------    ----------------    ---------------
                          TOTAL OTHER OPERATING EXPENSES           $31,046             $30,477            $22,193
                                                           ================    ================    ===============

NOTE H - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:


                                                                  2004                2003                2002
                                                           -----------------    ----------------    ----------------
Average share outstanding for basic earnings per share           14,641,300          14,562,310          14,609,727

Dilutive effect of options                                          147,824             135,659             104,168
                                                           -----------------    ----------------    ----------------

Average shares outstanding for diluted earnings per share        14,789,124          14,697,969          14,713,895
                                                           =================    ================    ================

No effect on net income was considered to result from the presumed exercise of the options used in calculating diluted earnings per share. Certain market value options, granted in 1997, were included in the computation of diluted earnings per share for 2004 and 2003. These market value options were not included in the computation of diluted earnings per share for 2002 because the exercise price during that year was greater than the average market price of the Company's stock.

NOTE I - STOCK PURCHASE AND OPTION PLANS

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2004 there were 160,847 shares (Class A) and 439,708 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,312,500 shares of Class B common stock for the granting of stock options to employees and directors. No options were granted to employees during the three year period ended December 31, 2004. All employee options outstanding at December 31, 2004 are exercisable. Options granted to directors are generally not exercisable for one year from the date of grant. All discounted options expire ten years after the date of grant. Market value options granted to directors as part of their regular annual directors' fees expire seven years after the date of grant. All of the Company's option plans have received shareholder approval. Approximately 303,000 of such options are available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:


                                                         2004                         2003                         2002
                                             ---------------------------  ---------------------------  ---------------------------
                                                              WEIGHTED                    WEIGHTED                      WEIGHTED
                                                               AVERAGE                    AVERAGE                       AVERAGE
                                                              EXERCISE                    EXERCISE                      EXERCISE
                                                OPTIONS         PRICE       OPTIONS        PRICE         OPTIONS          PRICE
                                             ------------  -------------  ------------  -------------  ------------  -------------
Outstanding at beginning of year                 655,561    $    18.357       690,162    $    17.475       689,776      $  17.480

Granted:
   At exercise prices below market                 7,898          1.000         6,938           .946         7,496           .800
   At exercise prices at market                   15,000         26.000             -              -             -              -
Exercised                                        131,770         10.724        41,539           .736         7,110           .305
                                            -------------                 ------------                 ------------
Outstanding at end of year                       546,689         18.357       655,561         18.357       690,162         17.475
                                            =============                 ============                 ============

Exercisable at end of year                        523,791        20.277       648,623         18.543       682,666         17.659

Weighted average fair value of options
   granted during the year:
     At exercise prices below market                7,898        25.709         6,938         20.538         7,496         17.931
     At exercise prices at market                  15,000         4.700             -              -             -              -


The fair value of the market value options granted during 2004 was determined using a Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 1.0%; dividend yield of 1.6%; volatility factor of the expected market price of the Company's common stock of .30; and an expected life of the option of 7 years. During 2004, the Company recorded expense, net of federal income tax, of $53 for these market value options using the straight-line method based upon a one-year vesting period.

Exercise prices for options outstanding as of December 31, 2004 were $.80, $1.00, $20.60 or $26.00. The weighted-average remaining contractual lives of options exercisable at $.80 and $1.00 are 4.0 years and 9.4 years, respectively. The remaining contractual lives of options exercisable at $20.60 and $26.00 are 3 years and 6.3 years, respectively. Discounted options are granted to non-employee directors in lieu of directors' fees. In addition, during 2004, non-employee directors were each granted 1,500 options at market value on the date of grant. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $256, $143 and $134 for 2004, 2003 and 2002, respectively.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $2,514 and $4,828 of such full-recourse loans were issued and outstanding at December 31, 2004 and 2003, respectively, and carry interest rates ranging from 4.75% to 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.


NOTE J - NOTE PAYABLE

During 2004, the Company borrowed $6,000 under lines of credit established with banks, all of which was outstanding at December 31, 2004. The average annual interest rate on these borrowings is 3.26% and repayment is due prior to September, 2005. The carrying amount of these borrowings approximates fair value.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2004, 2003 and 2002 were $1,053, $978 and $864, respectively.


NOTE L - REPORTABLE SEGMENTS
The Company and its consolidated subsidiaries market and underwrite casualty insurance in five major specialty areas (reportable segments): (1) fleet trucking, (2) nonstandard private passenger automobile, (3) small fleet trucking, (4) the assumption of reinsurance and (5) small business workers' compensation. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The nonstandard private passenger automobile segment provides motor vehicle liability and physical damage coverages to individuals. The small fleet trucking segment provides commercial automobile coverages to small trucking fleets and owner/operators. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. The small business workers' compensation segment provides workers' compensation coverages to small businesses and other entities.

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

The Company evaluates performance and allocates resources based on gain or loss from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income or realized gains or losses on the

Company's investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the fleet trucking segment includes revenue and expense from the Company's agency operations since the agency operations serve as an exclusive direct marketing facility for this segment. Underwriting gain or loss also includes fee income generated by each segment in the course of its underwriting operations. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies. Based upon these performance criteria, the Company placed the small business workers' compensation segment in runoff status effective during the fourth quarter of 2004.

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:


                                                                       2004               2003               2002
                                                                 ---------------    ---------------    ---------------
DIRECT AND ASSUMED PREMIUM WRITTEN:
  Fleet trucking                                                      $ 172,406          $ 148,482          $ 112,355
  Non-standard private passenger automobile                              40,976             42,342             35,466
  Small fleet trucking                                                   14,689             15,086             10,514
  Voluntary reinsurance assumed                                           8,740             11,121              8,128
  Small business workers' compensation                                    9,058              9,665              6,321
  All Other                                                               1,230                918                510
                                                                 ---------------    ---------------    ---------------
                                                        Totals        $ 247,099         $  227,614          $ 173,294
                                                                 ===============    ===============    ===============

NET PREMIUM EARNED AND FEE INCOME:
  Fleet trucking                                                      $ 103,624           $ 82,545           $ 55,145
  Non-standard private passenger automobile                              44,671             40,695             33,754
  Small fleet trucking                                                   10,440              9,301              8,316
  Voluntary reinsurance assumed                                          11,070             11,994              7,739
  Small business workers' compensation                                    8,046              6,132              3,535
  All Other                                                               1,095                806                414
                                                                 ---------------    ---------------    ---------------
                                                        Totals        $ 178,946          $ 151,473          $ 108,903
                                                                 ===============    ===============    ===============

UNDERWRITING GAIN (LOSS)
  Fleet trucking                                                       $ 25,783           $ 29,778           $ 22,718
  Non-standard private passenger automobile                               6,052              4,476              2,527
  Small fleet trucking                                                      360                123              1,340
  Voluntary reinsurance assumed                                           2,545              3,463              1,586
  Small business workers' compensation                                   (1,955)            (1,830)               157
  All Other                                                              (1,247)               213               (619)
                                                                 ---------------    ---------------    ---------------
                                                        Totals         $ 31,538           $ 36,223           $ 27,709
                                                                 ===============    ===============    ===============


For 2004 and 2003, the above amounts for voluntary reinsurance assumed include certain intersegment reinsurance agreements. Intersegment premiums earned during 2004 and 2003 were $1,609 and $1,239, respectively. Intersegment losses and loss expenses incurred during 2004 and 2003 were $1,270 and $1,357, respectively.

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                                      2004               2003               2002
                                                                 ---------------    ----------------   ----------------
REVENUE:
  Net premium earned and fee income                                $    178,946         $   151,473       $    108,903
  Net investment income                                                  12,287              12,873             14,964
  Realized net gains (losses) on investments                              9,770               9,990            (16,445)
  Other income                                                              330                 912                708
                                                                 ---------------    ----------------   ----------------
                                   TOTAL CONSOLIDATED REVENUE      $    201,333         $   175,248       $    108,130
                                                                 ===============    ================   ================

PROFIT:

  Underwriting gain (loss)                                         $     31,538        $     36,223      $      27,709
  Net investment income                                                  12,287              12,873             14,964
  Realized net gains (losses) on investments                              9,770               9,990            (16,445)
  Corporate expenses                                                     (9,606)            (10,053)            (8,398)
                                                                 ---------------    ----------------   ----------------
                           INCOME BEFORE FEDERAL INCOME TAXES      $     43,989        $     49,033      $      17,830
                                                                 ===============    ================   ================


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $57,767, $47,693 and $39,359 of the Company's consolidated direct and assumed premium written in 2004, 2003 and 2002, respectively.


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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2004, the Company held collateral in the aggregate amount of $216,317. The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured's default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company's largest customer, and in the event of that customer's default, such default may have a material adverse impact on the Company. The Company estimates its uncollateralized exposure related to this Fortune 500 company to be as much as 30% of shareholders' equity at December 31, 2004.

In addition, the Company has recorded paid and unpaid amounts recoverable from reinsurers under various agreements totaling $236,288 at December 31, 2004, as more fully discussed in Note E - Reinsurance. With minor exception, these recoverables are uncollateralized. Estimated amounts recoverable from four reinsurers in the group, each exceeding 10% of the total amount recoverable from all reinsurers, totaled $113,544 at December 31, 2004.


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                            Results by Quarter
                                      -------------------------------------------------------------------------------------------
                                                            2004                                         2003
                                      ----------------------------------------------- -------------------------------------------
                                          1ST       2ND        3RD          4TH          1st        2nd        3rd        4th
                                      ---------- ---------- ----------   ------------ ---------- ---------- ---------- ----------
Net premiums earned                     $35,497    $43,403    $44,384        $48,861    $31,701    $36,960    $37,513    $39,979
Net investment income                     3,172      3,008      2,958          3,149      3,373      3,124      2,987      3,389
Realized net gains (losses)
  on investments                          5,818      2,290         27          1,635     (2,452)     5,739      2,048      4,655
Losses and loss expenses
  incurred                               25,246     29,735     36,923 <F1>    34,394     20,511     23,900     24,411     26,916

Net income                               10,899      8,864      3,460 <F1>     7,083      4,532     10,301      8,122     10,120

Net income per share - diluted             $.74       $.60       $.23 <F1>      $.48       $.30       $.70       $.55       $.69

<F1> Includes approximately $5.0 million ($3.3 million and $.22 per share, after tax) in losses from hurricanes affecting Florida and other southeastern states.

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


NOTE P - NEW ACCOUNTING PRONOUNCEMENT
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123R"), which is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative.

The company adopted the fair-value-based method of accounting for share-based payments effective with grants of market value options to non-employee directors during 2004 using the "modified prospective method" described in SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. Currently, the company uses a Black-Scholes-Merton model to estimate the value of stock options granted to non-employee directors and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R on July 1, 2005. The company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position. However, SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when option exercises occur), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $226, $147, and $26 in 2004, 2003 and 2002, respectively.

For discounted stock options granted to employees and non-employee directors, there is no difference in the accounting treatment under SFAS No. 123 versus the previously used principle as provided by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based upon estimates and judgments which it believes are reasonable under the circumstances.

Ernst & Young LLP, an independent registered public accounting firm, audits the Company's consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                               SERVED IN
                                                                                             SUCH CAPACITY
           NAME                  AGE                       TITLE                                 SINCE
-------------------------     ---------   -------------------------------------------       ---------------
Gary W. Miller                   64        Chairman, President and CEO                       1983 <F1>
Joseph J. DeVito                 53        Executive Vice President                          1986 <F2>
James W. Good                    61        Executive Vice President                          1980 <F2>
G. Patrick Corydon               56        Senior Vice President and CFO                     1979 <F3>
James E. Kirschner               58        Senior Vice President and Secretary               1977 <F3> <F4>

<F1> Mr. Miller was elected Chairman and CEO of the Company in 1997.
<F2> Mr. DeVito and Mr. Good were each elected Executive Vice President in 2001.
<F3> Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in
     2001.
<F4> Mr. Kirschner was elected Secretary of the Company in 1985.

ITEM 11.  EXECUTIVE COMPENSATION *
          ------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *
          ----------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *
          ------------------------------------------------

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

                                     PART IV
                                     -------

 Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------


(a) 1. List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this report.

         Consolidated Balance Sheets - December 31, 2004 and 2003

         Consolidated Statements of Income and Retained Earnings - Years ended
            December 31, 2004, 2003 and 2002

         Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows - Years ended December 31,
            2004, 2003 and 2002

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

         3. Listing of Exhibits:

    NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
           S-K                       EXHIBIT NUMBER AND DESCRIPTION
------------------------     -------------------------------------------
           (3)               EXHIBIT 3(i)--
(Articles of Incorpor-       Articles of Incorporation of Baldwin & Lyons, Inc.,
  ation & By Laws)           as amended (Incorporated as an exhibit by reference
                             to Exhibit 3(a) to the Company's Annual Report on
                             Form 10-K for the year ended December 31, 1986)


                             EXHIBIT 3(ii)--
                             By-Laws of Baldwin & Lyons, Inc., as restated (Incorporated as an exhibit by reference to Exhibit
                             99.1 to the Company's Current Report on Form 8-K dated May 4, 2004)


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

    NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
           S-K                         EXHIBIT NUMBER AND DESCRIPTION
-----------------------      --------------------------------------------------
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


         (11)                EXHIBIT 11--
(Statement regarding         Computation of Per Share Earnings
  computation of per
  share earnings)


         (14)                EXHIBIT 14--
   (Code of ethics)          Code of Business Conduct of Baldwin & Lyons, Inc.
                             (Incorporated as an exhibit by reference to Exhibit
                             99.2 to the Company's Current
                             Report on Form 8-K dated May 4, 2004)

         (21)                EXHIBIT 21--
(Subsidiaries of the         Subsidiaries of Baldwin & Lyons, Inc.
  registrant)


         (23) EXHIBIT 23-- (Consents of experts Consent of Ernst & Young LLP and counsel)


         (24)                EXHIBIT 24--
(Powers of Attorney)         Powers of Attorney for certain Officers and
                             Directors


         (31)                EXHIBIT 31.1
    (Certification)          Certification of CEO pursuant to Section 302 of the
                             Sarbanes-Oxley Act

                             EXHIBIT 31.2
                             Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act


         (32)                EXHIBIT 32.1
    (Certification)          Certification of CEO pursuant to Section 906 of the
                             Sarbanes-Oxley Act and 18 U.S.C. 1350

                             EXHIBIT 32.2
                             Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b) A report on Form 8-K was filed by the Company in the fourth quarter of 2004 to announce its third quarter earnings press release.


(c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 58 through 64 of this report.


                                             SCHEDULE I -- SUMMARY OF INVESTMENTS-
                                           OTHER THAN INVESTMENTS IN RELATED PARTIES

                                           FORM 10-K - YEAR ENDED DECEMBER 31, 2004


                                            BALDWIN & LYONS, INC. AND SUBSIDIARIES


-----------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                               COLUMN B               COLUMN C               COLUMN D
-----------------------------------------------------------------------------------------------------------------------------------
                                (DOLLARS IN THOUSANDS)
                                                                                                  AMOUNT AT
                                                                                                 WHICH SHOWN
                                                                             FAIR              IN THE BALANCE
         TYPE OF INVESTMENT                           COST                   VALUE               SHEET <F1>
------------------------------------            -----------------       ----------------     -------------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                       $119,529               $119,469                $119,469
    Mortgage backed securities                            16,560                 16,505                  16,505
    States, municipalities and
      political subdivisions                             140,908                141,436                 141,436
    Foreign governments                                    6,735                  6,909                   6,909
    Public utilities                                       5,855                  6,186                   6,186
    All other corporate bonds                             37,007                 37,791                  37,791
  Redeemable preferred stock                               2,936                  2,985                   2,985
                                                -----------------       ----------------     -------------------
                  Total fixed maturities                 329,530                331,281                 331,281

Equity Securities:
  Common Stocks:
    Public Utilities                                         823                  1,002                   1,002
    Banks, trust and insurance
      companies                                            7,353                 24,239                  24,239
    Industrial, miscellaneous
      and all other                                       55,540                105,020                 105,020
  Nonredeemable preferred stocks                           2,604                  2,781                   2,781
                                                -----------------       ----------------     -------------------
                 Total equity securities                  66,320                133,042                 133,042

Short-term and Other:
  Certificates of deposit                                  1,977                  1,977                   1,977
  Commercial paper                                        34,429                 34,429                  34,429
  Other long-term investments                             16,005                 15,989                  15,989
                                                -----------------       ----------------     -------------------
              Total short-term and other                  52,411                 52,395                  52,395
                                                -----------------       ----------------     -------------------

                       Total investments               $ 448,261              $ 516,718               $ 516,718
                                                =================       ================     ===================

<F1> All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements. Investments presented above do not include $60,719 of money market funds classified with cash and cash equivalents in the balance sheet.


                                               SCHEDULE II
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 FORM 10-K - YEAR ENDED DECEMBER 31, 2004


                                          BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS
                                                                                    DECEMBER 31
                                                                         ----------------------------------
                                                                              2004               2003
                                                                         ---------------    ---------------
ASSETS
Investment in subsidiaries                                                     $321,602           $309,301
Due from affiliates                                                               4,461              5,355
Investments other than subsidiaries:
   Fixed maturities                                                              11,940             12,929
   Equity maturities                                                              1,641              1,374
   Short-term and other                                                          20,826             20,977
                                                                         ---------------    ---------------
                                                                                 34,407             35,280
Cash and cash equivalents                                                        28,286             17,680
Accounts receivable                                                               7,404              9,214
Notes receivable from employees                                                   2,514              4,828
Other assets                                                                      4,607              5,877
                                                                         ---------------    ---------------

                                                        TOTAL ASSETS           $403,281           $387,536
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Premiums payable                                                             $42,771            $36,283
   Deposits from insureds                                                        22,723             20,428
   Notes payable to bank                                                          6,000                  -
   Currently payable federal income taxes                                           100                972
   Other liabilities                                                              5,139              5,279
                                                                         ---------------    ---------------
                                                                                 76,733             62,962

SHAREHOLDERS' EQUITY:
   Common stock:
      Class A                                                                       114                114
      Class B                                                                       514                509
      Additional paid-in capital                                                 37,083             35,419
      Unrealized net gains on investments                                        44,497             44,837
      Retained earnings                                                         244,340            243,695
                                                                         ---------------    ---------------
                                                                                326,548            324,574
                                                                         ---------------    ---------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $403,281           $387,536
                                                                         ===============    ===============

See notes to condensed financial statements



                                                      SCHEDULE II
                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                       FORM 10-K - YEAR ENDED DECEMBER 31, 2004


                                                 BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME
                                                                                    YEAR ENDED DECEMBER 31
                                                                            2004             2003             2002
                                                                        -------------    --------------   --------------
REVENUE:
   Commissions and service fees                                              $28,419           $26,565          $20,651
   Dividends from subsidiaries                                                10,000            10,000            5,000
   Net investment income                                                         960               863              689
   Realized net losses on investments                                          (227)             (925)            (652)
   Other                                                                         166               289              323
                                                                        -------------    --------------   --------------
                                                                              39,318            36,792           26,011

EXPENSES:
   Salary and related items                                                   10,756            10,481            7,907
   Other                                                                       5,352             5,826            5,418
                                                                        -------------    --------------   --------------
                                                                              16,108            16,307           13,325
                                                                        -------------    --------------   --------------
                                 INCOME BEFORE FEDERAL INCOME TAXES
                                        AND EQUITY IN UNDISTRIBUTED
                                             INCOME OF SUBSIDIARIES           23,210            20,485           12,686
Federal income taxes                                                           4,460             3,637            2,715
                                                                        -------------    --------------   --------------
                                                                              18,750            16,848            9,971
Equity in undistributed income
   of subsidiaries                                                            11,556            16,227            2,395
                                                                        -------------    --------------   --------------

                                                         NET INCOME          $30,306           $33,075          $12,366
                                                                        =============    ==============   ==============

See notes to condensed financial statements



                                                             SCHEDULE II
                                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                               FORM 10-K - YEAR ENDED DECEMBER 31, 2004


                                                        BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                       YEAR ENDED DECEMBER 31
                                                                               2004             2003            2002
                                                                           ------------    -------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $31,474          $27,024         $33,039

INVESTING ACTIVITIES:
   Purchases of long-term investments                                           (5,548)          (2,967)         (8,290)
   Sales or maturities of long-term investments                                  5,928            2,981           1,285
   Net sales (purchases) of short-term investments                                  20          (19,982)              -
   (Increase) decrease in notes receivable from employees                        2,223            2,676          (4,976)
   Distributions from limited partnerships                                         193               25             612
   Net purchases of property and equipment                                        (456)            (808)           (528)
   Other                                                                           112              130             128
                                                                           ------------    -------------    ------------
                     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         2,472          (17,945)        (11,769)

FINANCING ACTIVITIES:
   Cost of treasury shares                                                           -                -          (8,419)
   Dividends paid to shareholders                                              (30,753)         (10,353)         (5,070)
   Drawing on line of credit                                                     6,000                -          10,000
   Repayment on line of credit                                                       -           (7,500)         (2,500)
   Stock option exercises and other                                              1,413               31               2
                                                                           ------------    -------------    ------------
                                   NET CASH USED IN FINANCING ACTIVITIES       (23,340)         (17,822)         (5,987)
                                                                           ------------    -------------    ------------
                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        10,606           (8,743)         15,283
Cash and cash equivalents at begininng of year                                  17,680           26,423          11,140
                                                                           ------------    -------------    ------------
                                CASH AND CASH EQUIVALENTS AT END OF YEAR         $28,286        $17,680         $26,423
                                                                           ============    =============    ============

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

                                             FORM 10-K - YEAR ENDED DECEMBER 31, 2004

                                              BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                     (DOLLARS IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------------------------------
COLUMN A     COLUMN B    COLUMN C     COLUMN D    COLUMN E    COLUMN F   COLUMN G    COLUMN H    COLUMN I     COLUMN J    COLUMN K
-----------------------------------------------------------------------------------------------------------------------------------

                           AS OF DECEMBER 31,                                   YEAR ENDED DECEMBER 31,
            ----------------------------------------------- ----------------------------------------------------------------------
                         RESERVES
                         FOR UNPAID                OTHER                             BENEFITS,  AMORTIZATION
              DEFERRED     CLAIMS                  POLICY                             CLAIMS,   OF DEFERRED
               POLICY    AND CLAIM               CLAIMS AND     NET         NET     LOSSES AND     POLICY      OTHER        NET
            ACQUISITION ADJUSTMENT   UNEARNED     BENEFITS    PREMIUM   INVESTMENT   SETTLEMENT ACQUISITION  OPERATING   PREMIUMS
  SEGMENT      COSTS     EXPENSES    PREMIUMS     PAYABLE     EARNED      INCOME     EXPENSES      COSTS      EXPENSES    WRITTEN
----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------ ---------- -----------
                                                                            <F1>       <F1>                  <F1> <F2>
Property/
 Casualty
 Insurance

   2004       $ 4,797    $ 441,821    $ 33,233       ---     $ 172,145    $ 12,287   $ 126,298     $ 16,946   $ (2,343)  $ 168,503

   2003         5,309      343,724      36,803       ---       146,153      12,873      95,738       15,667     (1,770)    154,114

   2002         4,177      277,744      29,016       ---       104,392      14,964      68,107       12,072     (3,483)    109,453

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


                              SCHEDULE IV -- REINSURANCE

                       FORM 10-K - YEAR ENDED DECEMBER 31, 2004

                        BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
              COLUMN A                COLUMN B           COLUMN C           COLUMN D          COLUMN E          COLUMN F
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 % OF
                                                          CEDED             ASSUMED                              AMOUNT
                                       DIRECT            TO OTHER          FROM OTHER            NET           ASSUMED TO
                                      PREMIUMS          COMPANIES          COMPANIES           AMOUNT             NET
                                   --------------    ---------------    ---------------    -------------    ---------------
Premiums Earned -
 Property/casualty insurance:

  Years Ended December 31:

               2004                     $240,111           $78,525            $10,559          $172,145            6.1

               2003                      208,282            73,676             11,547           146,153            7.9

               2002                      160,035            63,790              8,147           104,392            7.8



                                   SCHEDULE VI--SUPPLEMENTAL INFORMATION
                             CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                    FORM 10-K - YEAR ENDED DECEMBER 31, 2004

                                   BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                               (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
  COLUMN A    COLUMN B   COLUMN C  COLUMN D  COLUMN E   COLUMN F   COLUMN G        COLUMN H        COLUMN I   COLUMN J    COLUMN K
-----------------------------------------------------------------------------------------------------------------------------------

                               AS OF DECEMBER 31,                                     YEAR ENDED DECEMBER 31,
               -------------------------------------------- -----------------------------------------------------------------------
                                                                             CLAIMS AND CLAIM
                         RESERVES                                           ADJUSTMENT EXPENSES  AMORTIZA-
                        FOR UNPAID DISCOUNT,                                INCURRED RELATED TO   TION OF
              DEFERRED    CLAIMS    IF ANY                                   ------------------   DEFERRED   PAID CLAIMS
AFFILIATION    POLICY    AND CLAIM  DEDUCTED                         NET       (1)       (2)       POLICY    AND CLAIM      NET
   WITH       ACQUISI-  ADJUSTMENT    IN     UNEARNED    EARNED   INVESTMENT  CURRENT   PRIOR   ACQUISITION  ADJUSTMENT   PREMIUMS
REGISTRANT  TION COSTS   EXPENSES  COLUMN C  PREMIUMS   PREMIUMS    INCOME     YEAR     YEARS      COSTS      EXPENSES    WRITTEN
----------- ----------- ---------- --------- --------- ---------- ---------- -------- --------- ------------ ----------- ----------
                                     <F1>
Consolidated Property/
Casualty Subsidiaries:
   2004         $4,797   $441,821   $3,932    $33,233   $172,145    $12,287  $141,254  ($14,956)   $16,946     $81,585    $168,503

   2003          5,309    343,724    5,549     36,803    146,153     12,873   109,324   (13,586)    15,667      77,581     154,114

   2002          4,177    277,744    6,396     29,016    104,392     14,964    78,115   (10,008)    12,072      61,246     109,453

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

                                   BALDWIN & LYONS, INC.


March 14, 2005             By      /s/ GARY W. MILLER
                                   -------------------------------
                                   Gary W. Miller, Chairman
                                   and CEO
                                   (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 14, 2005             By      /s/ GARY W. MILLER
                                   -------------------------------
                                   Gary W. Miller, Chairman
                                   and CEO; Director



March 14, 2005             By      /s/ G. PATRICK CORYDON
                                   -------------------------------
                                   G. Patrick Corydon, Senior Vice
                                   President - Finance and CFO
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)



March 14, 2005             By      /s/ JOSEPH DEVITO
                                   --------------------------------
                                   Joseph DeVito, Director and
                                   Executive Vice President



March 14, 2005             By      /s/ JAMES GOOD
                                   --------------------------------
                                   James Good, Director and
                                   Executive Vice President



March 14, 2005             By      /s/ STUART D. BILTON          (*)
                                   --------------------------------
                                   Stuart D. Bilton, Director



March 14, 2005             By      /s/ OTTO N. FRENZEL III       (*)
                                   ---------------------------------
                                   Otto N. Frenzel III, Director

March 14, 2005             By      /s/ JOHN M. O'MARA             (*)
                                   ---------------------------------
                                   John M. O'Mara, Director


March 14, 2005             By      /s/ THOMAS H. PATRICK          (*)
                                   ----------------------------------
                                   Thomas H. Patrick, Director


March 14, 2005             By      /s/ NATHAN SHAPIRO             (*)
                                   ----------------------------------
                                   Nathan Shapiro, Director


March 14, 2005             By      /s/ NORTON SHAPIRO             (*)
                                   ----------------------------------
                                    Norton Shapiro, Director



March 14, 2005             By      /s/ JOHN D. WEIL               (*)
                                   ----------------------------------
                                   John D. Weil, Director


March 14, 2005             By      /s/ ROBERT SHAPIRO             (*)
                                   ----------------------------------
                                   Robert Shapiro, Director


March 14, 2005             By      /s/ JOHN PIGOTT                (*)
                                   ----------------------------------
                                   John Pigott, Director


March 14, 2005             By      /s/ JON MILLS                  (*)
                                   ----------------------------------
                                   Jon Mills, Director



(*) By Gary W. Miller, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K




                          ITEM 15(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 2004

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2004


                                INDEX TO EXHIBITS



                                                   BEGINS ON SEQUENTIAL PAGE
             EXHIBIT NO.                             NUMBER OF FORM 10-K
------------------------------------------      ------------------------------
EXHIBIT 3(i)--
Articles of Incorporation of
Baldwin & Lyons, Inc. as amended
(Incorporated as an exhibit by
reference to Exhibit 3(a) to the
Company's Annual Report on Form
10-K for the year ended December
31, 1986)                                                     N/A

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc.,
as restated (Incorporated as an exhibit
by reference to Exhibit 99.1 to the
Company's Current Report on Form
8-K dated May 4, 2004)                                        N/A

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

                                                  BEGINS ON SEQUENTIAL PAGE
             EXHIBIT NO.                             NUMBER OF FORM 10-K
------------------------------------------      ------------------------------

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

EXHIBIT 11--
Computation of Per Share Earnings                Filed herewith electronically

EXHIBIT 14--
Code of Business Conduct (Incorporated
as an exhibit by reference to Exhibit
99.2 to the Company's Current Report on
Form 8-K dated May 4, 2004                                   N/A

EXHIBIT 21--
Subsidiaries of Baldwin & Lyons, Inc.            Filed herewith electronically

EXHIBIT 23--
Consent of Ernst & Young LLP                     Filed herewith electronically

EXHIBIT 24--
Powers of Attorney for certain
Officers and Directors                           Filed herewith electronically

EXHIBIT 31.1--
Certification of CEO pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.           Filed herewith electronically

EXHIBIT 31.2--
Certification of CFO pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.           Filed herewith electronically

EXHIBIT 32.1--
Certification of CEO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.           Filed herewith electronically

                                                  BEGINS ON SEQUENTIAL PAGE
             EXHIBIT NO.                             NUMBER OF FORM 10-K
------------------------------------------      ------------------------------

EXHIBIT 32.2--
Certification of CFO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.           Filed herewith electronically