Form 10-Q
period 2005-03-31
BALDWIN & LYONS INC
filed 2005-05-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                         Commission file number
           March 31, 2005                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                    35-0160330
               -------                                    ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA            46204
-------------------------------------------------            -----
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2005:

               TITLE OF CLASS               NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                               2,666,666
      Class B (nonvoting)                           12,057,171


Index to Exhibits located on page 13.






                          Page 1 of a total of 20 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31         December 31
                                                             2005              2004
                                                        --------------    --------------
ASSETS
Investments:
   Fixed maturities                                         $ 306,287         $ 331,281
   Equity securities                                          124,845           133,042
   Short-term and other                                        81,716            52,395
                                                        --------------    --------------
                                                              512,848           516,718
Cash and cash equivalents                                      62,572            57,384
Accounts receivable                                            36,294            33,481
Reinsurance recoverable                                       228,390           236,466
Notes receivable from employees                                 2,323             2,514
Other assets                                                   22,299            22,000
                                                        --------------    --------------
                                                            $ 864,726         $ 868,563
                                                        ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                       $ 433,149         $ 441,821
Reserves for unearned premiums                                 37,573            33,233
Notes payable to banks                                          6,000             6,000
Accounts payable and accrued expenses                          47,799            48,224
Current federal income taxes                                    5,470               660
Deferred federal income taxes                                   8,575            12,077
                                                        --------------    --------------
                                                              538,566           542,015
Shareholders' equity:
   Common stock-no par value                                      628               628
   Additional paid-in capital                                  37,161            37,083
   Unrealized net gains on investments                         37,395            44,497
   Retained earnings                                          250,976           244,340
                                                        --------------    --------------
                                                              326,160           326,548
                                                        --------------    --------------
                                                            $ 864,726         $ 868,563
                                                        ==============    ==============



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended
                                                                  March 31
                                                       --------------------------------
                                                           2005              2004
                                                       --------------    --------------
REVENUES
Net premiums earned                                         $ 46,659          $ 38,497
Net investment income                                          3,308             3,172
Realized net gains on investments                              4,936             5,818
Other income                                                   1,836             1,906
                                                       --------------    --------------
                                                              56,739            49,393
EXPENSES
Losses and loss expenses incurred                             31,612            25,246
Other operating expenses                                       9,648             8,089
                                                       --------------    --------------
                                                              41,260            33,335
                                                       --------------    --------------
               INCOME BEFORE FEDERAL INCOME TAXES             15,479            16,058
Federal income taxes                                           5,133             5,159
                                                       --------------    --------------
                                       NET INCOME           $ 10,346          $ 10,899
                                                       ==============    ==============

Per share data:
                                 DILUTED EARNINGS             $  .70            $  .74
                                                       ==============    ==============

                                   BASIC EARNINGS             $  .70            $  .75
                                                       ==============    ==============

                   DIVIDENDS PAID TO SHAREHOLDERS             $  .25            $  .50
                                                       ==============    ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                         14,724            14,603
   Dilutive effect of options outstanding                        121               212
                                                       --------------    --------------
   Average shares outstanding - diluted                       14,845            14,815
                                                       ==============    ==============





See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                           Three Months Ended
                                                                                March 31
                                                                          2005             2004
                                                                      -------------    -------------
Net cash provided by operating activities                                 $ 8,970         $ 18,569
Investing activities:
   Purchases of long-term investments                                     (34,977)         (41,605)
   Proceeds from sales or maturities
       of long-term investments                                            51,735           52,778
   Net sales (purchases) of short-term investments                        (16,384)           5,476
   Decrease in notes receivable from employees                                138            1,093
   Other investing activities                                                (614)            (222)
                                                                      -------------    -------------
                            Net cash used in investing activities            (102)          17,520
Financing activities:
   Dividends paid to shareholders                                          (3,681)          (7,304)
   Proceeds from sales of common stock                                          1               63
                                                                      -------------    -------------
                            Net cash used in financing activities          (3,680)          (7,241)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents           5,188           28,848
Cash and cash equivalents at beginning of period                           57,384           30,078
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                             $62,572          $58,926
                                                                      =============    =============





See notes to condensed consolidated financial statements.



NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10K.

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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2005 and 2004 comparative periods.

                                                  2005              2004
                                             ---------------    --------------
Quarter ended March 31:
   Premiums ceded to reinsurers                 $  13,598          $  19,248
   Losses and loss expenses
      ceded to reinsurers                          14,214             17,948
   Commissions from reinsurers                      3,136              5,202


(4) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. Total realized and unrealized income for the quarter ended March 31, 2005 was $3,215 and compares to total realized and unrealized income of $11,223 for the quarter ended March 31, 2004.

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

                                                       2005                                           2004
                                    -------------------------------------------    -------------------------------------------
                                                        Net                                            Net
                                     Direct and       Premium                       Direct and       Premium
                                      Assumed          Earned        Segment         Assumed          Earned        Segment
                                      Premium         and Fee         Profit         Premium         and Fee         Profit
                                      Written          Income         (Loss)         Written          Income         (Loss)
                                    -------------    -----------    -----------    ------------    ------------    -----------
THREE MONTHS ENDED MARCH 31:
  PROTECTIVE PRODUCTS:
    Fleet trucking                   $   43,247       $  30,822     $  6,813        $  39,171       $   21,267      $  6,321
    Reinsurance assumed                   2,491           2,522        1,498            2,918            3,074         1,907
  SAGAMORE PRODUCTS:
    Personal division                    15,069          11,029        1,230           15,180           11,228         1,350
    Commercial division:
      Small fleet trucking                3,517           2,200          122            3,865            2,524           332
      Workers' compensation                  (5)          1,386          261            2,788            1,945          (229)
                                    -------------    -----------    -----------    ------------    ------------    -----------
        Total Commercial division         3,512           3,586          383            6,653            4,469           103
  All other                                 278             431         (159)             241              242           (80)
                                    -------------    -----------    -----------    ------------    ------------    -----------
        Totals                        $  64,597         $48,390       $9,765          $64,163          $40,280        $9,601
                                    =============    ===========    ===========    ============    ============    ===========



(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                                              Three Months Ended
                                                                                   March 31
                                                                            2005             2004
                                                                        -------------    --------------
REVENUE:
  Net premium earned and fee income                                       $  48,390        $  40,280
  Net investment income                                                       3,308            3,172
  Realized net gains on investments                                           4,936            5,818
  Other                                                                         105              123
                                                                        -------------    --------------
                                        Total consolidated revenue        $  56,739        $  49,393
                                                                        =============    ==============

PROFIT:
  Segment profit                                                         $    9,765       $    9,601
  Net investment income                                                       3,308            3,172
  Realized net gains on investments                                           4,936            5,818
  Corporate expenses                                                         (2,530)          (2,533)
                                                                        -------------    --------------
                                Income before federal income taxes        $  15,479        $  16,058
                                                                        =============    ==============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,323 remain outstanding at March 31, 2005 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the three months ended March 31, 2005, the Company experienced positive cash flow from operations totaling $9.0 million and compares to positive cash flow of $18.6 million for the three months ended March 31, 2004. The majority of this change resulted from a $9.0 million increase in net paid loss activity during the current quarter and a $4.0 million increase in reinsurance recoverable on paid claims.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was less than 2.2 years at March 31, 2005 representing a small decrease from the prior year end as large portions of the proceeds from maturing investments and new cash flows have been placed in short-term investments in anticipation of interest rate increases.

The Company's assets at March 31, 2005 included $62.6 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $109.6 million of fixed maturity investments will mature within the twelve-month period following March 31, 2005. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2005, $48.2 million may be transferred by dividend or loan to the parent company without approval by, or prior notification to, regulatory authorities. An additional $195.3 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $54.4 million at March 31, 2005.

The Company's annualized premium writing to surplus ratio for the first quarter of 2005 was approximately 50%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company can continue to increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

                              RESULTS OF OPERATIONS
                              ---------------------
            COMPARISONS OF FIRST QUARTER, 2005 TO FIRST QUARTER, 2004
            ---------------------------------------------------------

Net premiums earned during the first quarter of 2005 increased $8.2 million (21%) as compared to the same period of 2004. The increase is due primarily to a 48% increase in premiums from the Company's fleet trucking program. This increase results from increased premium retained under current reinsurance agreements, increases in trucking revenues of insureds, upon which the majority of fleet trucking premiums are based, and, to a small degree, rate increases. Partially offsetting this increase were decreases in premiums from the Company's reinsurance assumed, small fleet trucking and private passenger automobile programs of 21%, 11% and 3%, reflecting the competitive nature of the markets in which the Company operates. In addition, premium from the Company's discontinued small business workers' compensation product decreased 27%.

Direct premiums written and assumed increased to $64.6 million from $64.2 million reported a year earlier. This increase was due primarily to increases in fleet trucking premium and was partially offset by the decrease in premium writings due to the discontinuance of the small workers' compensation product. Premium ceded to reinsurers averaged 21.9% of direct premium production for the current quarter compared to 31.6% a year earlier.

Net investment income, before tax, during the first quarter of 2005 was 4% higher than the first quarter of 2004 due primarily to an increase in average invested assets resulting from positive cash flow. Also, pre-tax yields on short-term investments tripled from prior year levels to 2.2% during the current quarter. Overall after tax yields are mostly consistent with the prior year quarter.

The first quarter 2005 net realized gain of $4.9 million consisted of net gains on equity securities and limited partnership (equity and hedge fund) investments of $2.2 million and $2.8 million, respectively, partially offset by a $.1 million net loss on bonds.

Losses and loss expenses incurred during the first quarter of 2005 increased $6.4 million from that experienced during the first quarter of 2004, which is consistent with the increase in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                                  2005               2004
                                                 ------             ------
         Fleet trucking                           74.3%              75.6%
         Private passenger automobile             60.5               59.9
         Small fleet trucking                     54.6               57.6
         Voluntary reinsurance assumed            28.1               11.8
         Small business workers' compensation     55.6               82.4
         All lines                                67.8               65.6


Other operating expenses for the first quarter of 2005 increased 19% from the first quarter of 2004. Adjusted for ceding allowances, operating expenses decreased 4% from the first quarter of 2004 and compares favorably with the 21% increase in premiums earned from the 2004 quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the Large and Medium Fleet trucking products. Available capacity within each of the Company's divisions has allowed for the expansion of business with only minimal additions to personnel and other fixed costs over the past year.

Management believes that significant additional capacity exists before most divisions would be obliged to incur meaningful increases in personnel or other fixed costs. Ceding allowances totaled $3.1 million for the 2005 quarter compared to $5.2 million for the 2004 quarter. The ratio of consolidated other operating expenses to operating revenue was 18.6% during each of the 2005 and 2004 first quarters.

The effective federal tax rate for consolidated operations for the first quarter of 2005 was 33.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $.6 million (5.1%) during the first quarter of 2005 as compared with the 2004 first quarter.


                           FORWARD-LOOKING INFORMATION
                           ---------------------------

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's business is highly competitive and the entrance of even a small number of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations; (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission; and (iv) other risks and factors which may be beyond the control or foresight of the Company.

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10K filed for the year ended December 31, 2004.

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At March 31, 2005, amounts due from reinsurers on paid and unpaid losses total approximately $228 million. Included in this total are known losses of approximately $23 million due from Converium Insurance (North America) Inc. and approximately $5 million due from PMA Re each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their previously reported financial positions. All amounts due from these reinsurers on paid claims are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.


ITEM 4. CONTROLS AND PROCEDURES

(a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

(b) There were no significant changes in the Corporation's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Corporation's last fiscal quarter that have affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.




                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                     EXHIBIT NO.
--------------------------------                     -----------

(11)     Statement regarding computation         EXHIBIT 11 --
         of per share earnings                   Computation of Per Share
                                                 Earnings

(31.1)   Certification of CEO                    EXHIBIT 31.1
         pursuant to Section 302 of the          Certification of CEO
         Sarbanes-Oxley Act of 2002

(31.2)   Certification of CFO                    EXHIBIT 31.2
         pursuant to Section 302 of the          Certification of CFO
         Sarbanes-Oxley Act of 2002

(32.1)   Certification of CEO                    EXHIBIT 32.1
         pursuant to 18 U.S.C. 1350, as          Certification of CEO
         adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002


(32.2)   Certification of CFO                    EXHIBIT 32.1
         pursuant to 18 U.S.C. 1350, as          Certification of CFO
         adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on January 28, 2005 regarding its earnings announcement for the fourth quarter and year ended December 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  MAY 4, 2005                    By    /s/ GARY W. MILLER
      -----------                          ------------------
                                           Gary W. Miller,
                                           Chairman of the Board and
                                           Chief Executive Officer






Date  MAY 4, 2005                    By    /s/ G. PATRICK CORYDON
      -----------                          ----------------------
                                           G. Patrick Corydon,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2005



                                INDEX TO EXHIBITS




                                                   BEGINS ON SEQUENTIAL
                                                   PAGE NUMBER OF FORM
          EXHIBIT NUMBER                                   10-Q
          --------------                       -----------------------------

            EXHIBIT 11                                      14
  Computation of per share earnings

            EXHIBIT 31.1                                    15
        Certification of CEO
   pursuant to Section 302 of the
         Sarbanes-Oxley Act

            EXHIBIT 31.2                                    17
        Certification of CFO
   pursuant to Section 302 of the
         Sarbanes-Oxley Act

            EXHIBIT 32.1                                    19
        Certification of CEO
    pursuant to 18 U.S.C. 1350,
   as adopted pursuant to Section
    906 of the Sarbanes-Oxley Act

            EXHIBIT 32.2                                    20
        Certification of CFO
    pursuant to 18 U.S.C. 1350,
   as adopted pursuant to Section
    906 of the Sarbanes-Oxley Act