Form 10-Q
period 2005-06-30
BALDWIN & LYONS INC
filed 2005-08-03
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                       Commission file number
            June 30, 2005                                 0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

              INDIANA                                    35-0160330
              -------                                    ----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA          46204
-------------------------------------------------          -----
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:    (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2005:

               TITLE OF CLASS                NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                2,666,666
      Class B (nonvoting)                            12,069,521


Index to Exhibits located on page 15.



                          Page 1 of a total of 22 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            JUNE 30           December 31
                                                             2005                 2004
                                                        ----------------    -----------------
ASSETS
Investments:
   Fixed maturities                                           $ 288,755            $ 331,281
   Equity securities                                            127,888              133,042
   Other long-term                                               32,673               15,989
   Short-term                                                    69,930               36,406
                                                        ----------------    -----------------
                                                                519,246              516,718
Cash and cash equivalents                                        74,390               57,384
Accounts receivable                                              30,082               33,481
Reinsurance recoverable                                         216,515              236,466
Notes receivable from employees                                   2,353                2,514
Other assets                                                     21,652               22,000
                                                        ----------------    -----------------
                                                              $ 864,238            $ 868,563
                                                        ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                         $ 422,503            $ 441,821
Reserves for unearned premiums                                   34,542               33,233
Notes payable to banks                                            3,000                6,000
Accounts payable and accrued expenses                            57,052               48,224
Current federal income taxes                                      1,407                  660
Deferred federal income taxes                                     9,583               12,077
                                                        ----------------    -----------------
                                                                528,087              542,015
Shareholders' equity:
   Common stock-no par value                                        629                  628
   Additional paid-in capital                                    37,453               37,083
   Unrealized net gains on investments                           41,172               44,497
   Retained earnings                                            256,897              244,340
                                                        ----------------    -----------------
                                                                336,151              326,548
                                                        ----------------    -----------------
                                                              $ 864,238            $ 868,563
                                                        ================    =================



See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                   Six Months Ended
                                                                  June 30                             June 30
                                                       -------------------------------    ---------------------------------
                                                           2005              2004             2005               2004
                                                       --------------    -------------    --------------     --------------
REVENUES
Net premiums earned                                         $ 43,473         $ 43,403          $ 90,132           $ 81,900
Net investment income                                          3,547            3,008             6,855              6,180
Realized net gains on investments                                532            2,290             5,468              8,108
Other income                                                   1,803            1,803             3,639              3,709
                                                       --------------    -------------    --------------     --------------
                                                              49,355           50,504           106,094             99,897
EXPENSES
Losses and loss expenses incurred                             27,972           29,735            59,584             54,981
Other operating expenses                                      10,299            7,720            19,947             15,809
                                                       --------------    -------------    --------------     --------------
                                                              38,271           37,455            79,531             70,790
                                                       --------------    -------------    --------------     --------------
               INCOME BEFORE FEDERAL INCOME TAXES             11,084           13,049            26,563             29,107
Federal income taxes                                           3,611            4,185             8,744              9,344
                                                       --------------    -------------    --------------     --------------
                                       NET INCOME            $ 7,473          $ 8,864          $ 17,819           $ 19,763
                                                       ==============    =============    ==============     ==============

PER SHARE DATA:
                                 DILUTED EARNINGS             $  .50           $  .60           $  1.20            $  1.34
                                                       ==============    =============    ==============     ==============

                                   BASIC EARNINGS             $  .51           $  .61           $  1.21            $  1.35
                                                       ==============    =============    ==============     ==============

                   DIVIDENDS PAID TO SHAREHOLDERS             $  .10           $  .40           $   .35            $   .90
                                                       ==============    =============    ==============     ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                         14,728           14,624            14,726             14,614
   Dilutive effect of options outstanding                        103              171               110                189
                                                       --------------    -------------    --------------     --------------
   Average shares outstanding - diluted                       14,831           14,795            14,836             14,803
                                                       ==============    =============    ==============     ==============


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                            Six Months Ended
                                                                                 June 30
                                                                          2005             2004
                                                                      -------------    -------------
Net cash provided by operating activities                                 $ 15,800         $ 26,571
Investing activities:
   Purchases of long-term investments                                      (54,142)         (92,640)
   Proceeds from sales or maturities
       of long-term investments                                             97,880           90,574
   Net sales (purchases) of short-term investments                         (33,524)           3,479
   Decrease in notes receivable from employees                                 138            1,364
   Other investing activities                                               (1,207)            (500)
                                                                      -------------    -------------
                        Net cash provided by investing activities            9,145            2,277
Financing activities:
   Dividends paid to shareholders                                           (5,153)         (13,157)

   Repayment on notes payable                                               (3,000)               -
   Proceeds from sales of common stock                                         214              358
                                                                      -------------    -------------
                            Net cash used in financing activities           (7,939)         (12,799)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents           17,006           16,049
Cash and cash equivalents at beginning of period                            57,384           30,078
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                              $74,390          $46,127
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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2005 and 2004 comparative periods.

                                                 2005            2004
                                               ----------     -----------
Quarter ended June 30:
   Premiums ceded to reinsurers                  $ 9,490        $ 21,637
   Losses and loss expenses

      ceded to reinsurers                          8,674          30,170
   Commissions from reinsurers                     1,950           5,733

Six months ended June 30:
   Premiums ceded to reinsurers                   23,088          40,886
   Losses and loss expenses
      ceded to reinsurers                         22,888          48,118
   Commissions from reinsurers                     5,086          10,936


(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2005 was $11,170 and compares to total realized and unrealized income of $3,286 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, total realized and unrealized income was $14,385 and compares to total realized and unrealized income of $14,509 for the six months ended June 30, 2004.

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

                                                         2005                                           2004
                                     ---------------------------------------------   --------------------------------------------

                                      Direct and          Net                         Direct and         Net
                                       Assumed          Premium         Segment        Assumed          Premium         Segment
                                       Premium         Earned and        Profit         Premium        Earned and        Profit
                                       Written         Fee Income        (Loss)         Written        Fee Income        (Loss)
                                     -------------    ------------    ------------   -------------    ------------    ------------
QUARTER ENDED JUNE 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                    $   34,859       $  27,789          $7,795       $  44,345       $ 25,650          $7,141
    Reinsurance assumed                    1,927           2,706           1,121           1,918          2,913           1,756
  SAGAMORE PRODUCTS:
    Personal division                      8,418          11,296             899           8,799         11,600           1,820
    Commercial division:
       Small fleet trucking                4,117           2,289             128           4,338          2,559             136
       Workers' compensation                  97             837            (146)          3,110          2,125            (441)
                                     -------------    ------------    ------------   -------------    -----------    ------------
         Total Commercial division         4,214           3,126             (18)          7,448          4,684            (305)
  All other                                  515             262            (235)            379            307            (105)
                                     -------------    ------------    ------------   -------------    -----------    ------------

                         Totals        $  49,933        $ 45,179        $  9,562       $  62,889       $ 45,154        $ 10,307
                                     =============    ============    ============   =============    ===========    ============

SIX MONTHS ENDED JUNE 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                     $  78,106        $ 58,612        $ 14,608       $  83,516       $ 46,916        $ 13,462
    Reinsurance assumed                    4,418           5,228           2,619           4,836          5,988           3,663
  SAGAMORE PRODUCTS:
    Personal division                     23,487          22,325           2,129          23,980         22,828           3,171
    Commercial division:
       Small fleet trucking                7,634           4,489             250           8,203          5,083             468
       Workers' compensation                  92           2,222             115           5,898          4,070            (670)
                                     -------------    ------------    ------------   -------------    -----------    ------------
         Total Commercial division         7,726           6,711             365          14,101          9,153            (202)
  All other                                  793             694            (394)            619            549            (187)
                                     -------------    ------------    ------------   -------------    -----------    ------------

                         Totals        $ 114,530        $ 93,570        $ 19,327       $ 127,052       $ 85,434        $ 19,907
                                     =============    ============    ============   =============    ===========    ============

(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30                            June 30
                                                         2005              2004              2005             2004
                                                     --------------    --------------    -------------    --------------
REVENUE:
  Net premium earned and fee income                     $ 45,179          $ 45,154           $ 93,570        $ 85,434
  Net investment income                                    3,547             3,008              6,855           6,180
  Realized net gains on investments                          532             2,290              5,468           8,108
  Other                                                       97                52                201             175
                                                     --------------    --------------    -------------    --------------
                      Total consolidated revenue        $ 49,355          $ 50,504          $ 106,094        $ 99,897
                                                     ==============    ==============    =============    ==============

PROFIT:
  Segment profit                                         $ 9,562          $ 10,307           $ 19,327        $ 19,907
  Net investment income                                    3,547             3,008              6,855           6,180
  Realized net gains on investments                          532             2,290              5,468           8,108
  Corporate expenses                                      (2,557)           (2,556)            (5,087)         (5,088)
                                                     --------------    --------------    -------------    --------------
              Income before federal income taxes        $ 11,084          $ 13,049           $ 26,563        $ 29,107
                                                     ==============    ==============    =============    ==============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,282 remain outstanding at June 30, 2005 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, reflective of the effect of the provisions of reinsurance agreements currently in place. For the six months ended June 30, 2005, the Company experienced positive cash flow from operations totaling $15.8 million, down significantly from the $26.6 million generated during the first half of 2004. The decrease in positive cash flow is due largely to a $14.6 million increase in net losses paid when compared to the first six months of 2004. Additionally, the Company returned $2.4 million in deposits held on behalf of its insureds during the first half of 2005 compared to a $3.1 million increase in deposits held during the 2004 period corresponding with a decrease in direct premium written. Although direct premium writings decreased, changes in reinsurance agreements allowed for a modest increase ($1.4 million) in net premiums collected when compared to the first six months of 2004. Operating expense paid, before consideration of ceding commission from reinsurers, also decreased $6.9 million from the 2004 period commensurate with the decrease in premium volume.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.2 years at June 30, 2005 representing a small decrease from the prior year end as significant portions of the proceeds from maturing investments and new cash flows have been placed in short-term investments in anticipation of further interest rate increases.

The Company's assets at June 30, 2005 included $74.4 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $111.0 million of fixed maturity investments will mature within the twelve-month period following June 30, 2005. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2005, $49.3 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $201.8 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.

The Company's annualized premium writing to surplus ratio for the first half of 2005 was approximately 44%. Regulatory guidelines generally allow for writings of 200% of surplus. Accordingly, the Company can increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 2005 TO SECOND QUARTER, 2004
           -----------------------------------------------------------

Net premium earned during the second quarter of 2005 was essentially level with the second quarter of 2004. A 9% increase in premiums from the Company's fleet trucking program was offset by decreases in the remainder of the Company's products. In particular, premiums from the Company's small business workers' compensation program decreased 60% due to its discontinuance late in 2004. The small fleet trucking and private passenger automobile programs decreased 11% and 3%, respectively, due primarily to competitive pressures in the marketplace.

Direct premiums written and assumed during the second quarter of 2005 totaled $49.9 million, a 21% decrease from the $62.9 million reported a year earlier. This decrease is due largely to a $9.5 million (21%) decrease in direct premiums written from the Company's fleet trucking program. Included in this decrease is a return premium adjustment on experience-rated policies within the Company's Independent Contractor program of approximately $4.1 million which was significantly higher than the $.4 million return recorded in the second quarter of 2004 and the average of $1.2 million per quarter for the year 2004. The remainder of the decrease for fleet trucking is due to competitive pressures in a softening market. In addition, direct premiums written for the Company's discontinued small business workers' compensation product dropped $3.0 million (97%) from the prior year period. Decreases in premium writings for the Company's private passenger automobile and small fleet trucking programs of $.4 million (4%) and $.2 million (5%), respectively, contributed to the decline from the prior year period.

Premium ceded to reinsurers averaged 19.8% of direct premium production for the current quarter compared to 35.8% a year earlier reflecting changes in reinsurance agreements whereby the Company is retaining a larger portion of risks underwritten. This reduction in premium ceded was instrumental in allowing for net premium earned to remain level for the quarter despite the decline in gross production.

Net investment income, before tax, during the second quarter of 2005 was 18% higher than the second quarter of 2004 due to increases in both average invested assets and in yields on bonds and short-term investments. Pre-tax yields on short-term investments quadrupled from the prior year period. Overall after tax yields posted similar increases.

The second quarter 2005 net realized gain of $.5 million consisted of net gains on equity securities of $2.8 million and a decrease in impairment charges on fixed maturity investments of $.2 million. The above gains were partially offset by a net loss from investments in limited partnerships investments.

Losses and loss expenses incurred during the second quarter of 2005 decreased $1.8 million from that experienced during the second quarter of 2004. Loss ratios for each of the Company's major product lines were as follows:

                                                     2005              2004
                                                    ------            ------
       Fleet trucking                                65.5%             78.4%
       Private passenger automobile                  65.0              56.7
       Small fleet trucking                          54.7              60.7
       Voluntary reinsurance assumed                 40.2              17.8
       Small business workers' compensation         101.9              87.8
       All lines                                     64.3              68.5


The decrease in the fleet trucking ratio is due to the reserve savings on claims related to the experience-rated policies previously mentioned and a return to historical levels of frequency and severity. The Company's large policy limits and net retention of risk in its fleet trucking products may result in significant variation in loss activity from period to period.

Other operating expenses for the second quarter of 2005 increased 33% from the second quarter of 2004. Adjusted for ceding allowances, operating expenses decreased 9% from the second quarter of 2004 and compares favorably with level premiums earned for the quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the Large and Medium Fleet trucking products. Ceding allowances totaled $2.0 million for the 2005 quarter compared to $5.7million for the 2004 quarter. The ratio of consolidated other operating expenses to operating revenue was 21.1% during the second quarter of 2005 compared to 16.0% for the 2004 second quarter.

The effective federal tax rate for consolidated operations for the second quarter of 2005 was 33.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $1.4 million (16%) during the second quarter of 2005 as compared with the 2004 second quarter.

                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2005 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 2004
                         ------------------------------

Net premiums earned increased $8.2 million (10%) during the first six months of 2005 as compared to the same period of 2004. The increased premium volume is primarily attributable to a 26% increase in the Company's fleet trucking product. The Company experienced decreases in the remainder of its products, primarily from the discontinued small business workers' compensation product which posted a 44% decline. In addition, net premiums earned for the voluntary reinsurance assumed, small fleet and private passenger automobile products decreased 14%, 11% and 3%, respectively.

Direct premiums written and assumed during the first half of 2005 totaled $114.5 million, a 10% decrease from the $127.1 million reported a year earlier. All products experienced a decline in direct premium volume for reasons cited in the comparison of the second quarters. The most significant decrease was in the discontinued small business workers' compensation product, at $5.8 million. Premium ceded to reinsurers averaged 21.0% of direct premium production for the current period compared to 33.7% a year earlier.

Net investment income during the first half of 2005 was 11% higher than the 2004 period for the same reasons as indicated in the quarterly comparison above. After tax investment income was also 11% higher than 2004 levels. Overall pre-tax and after tax yields were higher during the current period while average invested funds increased 4% from the prior year, resulting from positive cash flow.

The net realized gain on investments of $5.5 million for the first six months of 2005 consists of net gains on equity securities and limited partnership investments of $5.0 million and $.6 million, respectively, and was partially offset by $.1 million in losses on fixed maturity investments, after consideration of impairment changes during the period.

Losses and loss expenses incurred during the first six months of 2005 increased $4.6 million from the first six months of 2004, consistent with the increased premium volume previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                                       2005              2004
                                                      ------            ------
     Fleet trucking                                    70.1%             77.1%
     Private passenger automobile                      62.8              58.3
     Small fleet trucking                              54.7              59.2
     Voluntary reinsurance assumed                     34.4              14.7
     Small business workers' compensation              73.3              85.2
     All lines                                         66.1              67.1


Other operating expenses increased $4.1 million (26%) during the first six months of 2005 compared to the same period of 2004. Ceding commission allowances included in net expenses were $5.1 million for the 2005 period compared to $10.9 million in the prior year period, while expenses before consideration of ceding allowances actually decreased $1.7 million despite the 10% increase in premium earned. The ratio of other operating expenses to total operating revenue (adjusted for realized gains) was 19.8% for 2005 compared to 17.2% for 2004 for reasons mentioned in the quarterly comparison.

The effective federal tax rate for consolidated operations for the first six months of 2005 was 32.9% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $1.9 million (9.8%) during the first half of 2005 as compared with the 2004 period.

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


                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At June 30, 2005, amounts due from reinsurers on paid and unpaid losses total approximately $217 million. Included in this total are known losses of approximately $22 million due from Converium Insurance (North America) Inc., approximately $5 million due from PMA Re and approximately $.7 million from Trenwick Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At June 30, 2005, other long-term investments includes approximately $23.8 million consisting of three limited partnerships which are managed by organizations in which two of the Company's directors are officers, directors, general partners or owners. Certain of these investments contain profit sharing agreements to the affiliated organizations.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

(32.2)   Certification of CFO                    EXHIBIT 32.2
         pursuant to 18 U.S.C. 1350, as          Certification of CFO
         adopted pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on April 27, 2005 regarding its earnings announcement for the first quarter of 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   AUGUST 3, 2005           By     /s/ GARY W. MILLER
      -----------------------          --------------------------------
                                       Gary W. Miller, Chairman and CEO






Date   AUGUST 3, 2005           By     /s/ G. PATRICK CORYDON
      -----------------------          --------------------------------
                                       G. Patrick Corydon,
                                       Senior Vice President - Finance
                                       (Principal Financial and
                                        Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2005



                                INDEX TO EXHIBITS




                                                  BEGINS ON SEQUENTIAL
                                                  PAGE NUMBER OF FORM
               EXHIBIT NUMBER                             10-Q
               --------------                -----------------------------

                 EXHIBIT 11                                16
     Computation of per share earnings

                EXHIBIT 31.1                               17
           Certification of CEO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act

                EXHIBIT 31.2                               19
           Certification of CFO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act

                EXHIBIT 32.1                               21
           Certification of CEO
      pursuant to 18 U.S.C. 1350,
    as adopted pursuant to Section
    906 of the Sarbanes-Oxley Act

                EXHIBIT 32.2                               22
           Certification of CFO
      pursuant to 18 U.S.C. 1350,
    as adopted pursuant to Section
    906 of the Sarbanes-Oxley Act