Form 10-Q
period 2005-09-30
BALDWIN & LYONS INC
filed 2005-11-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                      Commission file number
         September 30, 2005                              0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                 35-0160330
               -------                                 ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA         46204
-------------------------------------------------         -----
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]      No[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ X ]      No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 4, 2005:

               TITLE OF CLASS                NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                 2,666,666
      Class B (nonvoting)                             12,120,521


Index to Exhibits located on page 15.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          (UNAUDITED)
                                                          SEPTEMBER 30           December 31
                                                              2005                  2004
                                                        ------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                             $ 273,809             $ 331,281
   Equity securities                                              133,732               133,042
   Other long-term                                                 40,330                15,989
   Short-term                                                      67,130                36,406
                                                        ------------------    ------------------
                                                                  515,001               516,718
Cash and cash equivalents                                          90,495                57,384
Accounts receivable                                                28,417                33,481
Reinsurance recoverable                                           213,730               236,466
Notes receivable from employees                                     2,334                 2,514
Other assets                                                       17,701                22,000
                                                        ------------------    ------------------
                                                                $ 867,678             $ 868,563
                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                           $ 442,281             $ 441,821
Reserves for unearned premiums                                     32,315                33,233
Notes payable to banks                                                  -                 6,000
Accounts payable and accrued expenses                              38,315                48,224
Current federal income taxes                                        2,027                   660
Deferred federal income taxes                                      12,596                12,077
                                                        ------------------    ------------------
                                                                  527,534               542,015
Shareholders' equity:
   Common stock-no par value                                          631                   628
   Additional paid-in capital                                      38,563                37,083
   Unrealized net gains on investments                             47,747                44,497
   Retained earnings                                              253,203               244,340
                                                        ------------------    ------------------
                                                                  340,144               326,548
                                                        ------------------    ------------------
                                                                $ 867,678             $ 868,563
                                                        ==================    ==================



See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30                       September 30
                                                    ------------------------------    -------------------------------
                                                        2005             2004             2005              2004
                                                    -------------    -------------    --------------    -------------
REVENUES
Net premiums earned                                     $ 49,848         $ 44,384          $139,981         $126,284
Net investment income                                      3,734            2,958            10,589            9,138
Realized net gains on investments                          2,962               27             8,430            8,135
Other income                                               1,645            1,752             5,284            5,461
                                                    -------------    -------------    --------------    -------------
                                                          58,189           49,121           164,283          149,018
EXPENSES
Losses and loss expenses incurred                         46,827           36,923           106,412           91,904
Other operating expenses                                   9,902            7,286            29,849           23,095
                                                    -------------    -------------    --------------    -------------
                                                          56,729           44,209           136,260          114,999
                                                    -------------    -------------    --------------    -------------
             INCOME BEFORE FEDERAL INCOME TAXES            1,460            4,912            28,023           34,019
Federal income taxes                                         308            1,452             9,052           10,796
                                                    -------------    -------------    --------------    -------------
                                     NET INCOME          $ 1,152          $ 3,460          $ 18,971         $ 23,223
                                                    =============    =============    ==============    =============

PER SHARE DATA:
                                 BASIC EARNINGS           $  .08           $  .24           $  1.29          $  1.59
                                                    =============    =============    ==============    =============

                               DILUTED EARNINGS           $  .08           $  .23           $  1.28          $  1.57
                                                    =============    =============    ==============    =============

                 DIVIDENDS PAID TO SHAREHOLDERS           $  .35           $  .15           $   .70          $  1.05
                                                    =============    =============    ==============    =============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                     14,764           14,641            14,739           14,623
   Dilutive effect of options outstanding                    109              144               115              172
                                                    -------------    -------------    --------------    -------------
   Average shares outstanding - diluted                   14,873           14,785            14,854           14,795
                                                    =============    =============    ==============    =============



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                            Nine Months Ended
                                                                              September 30
                                                                          2005             2004
                                                                      -------------    -------------
Net cash provided by operating activities                                 $ 37,620         $ 47,177
Investing activities:
   Purchases of long-term investments                                     (110,125)        (132,928)
   Proceeds from sales or maturities
       of long-term investments                                            152,664          129,901
   Net purchases of short-term investments                                 (30,724)          (8,019)
   Decrease in notes receivable from employees                                 169            1,533
   Other investing activities                                               (1,470)            (627)
                                                                      -------------    -------------
              Net cash provided by (used in) investing activities           10,514          (10,140)
Financing activities:
   Dividends paid to shareholders                                          (10,329)         (15,354)
   Repayment on notes payable                                               (6,000)               -
   Proceeds from sales of common stock                                       1,306              384
                                                                      -------------    -------------
                            Net cash used in financing activities          (15,023)         (14,970)
                                                                      -------------    -------------
                            Increase in cash and cash equivalents           33,111           22,067
Cash and cash equivalents at beginning of period                            57,384           30,078
                                                                      -------------    -------------
   Cash and cash equivalents at end of period                              $90,495          $52,145
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

(3) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2005 and 2004 comparative periods.

                                                 2005            2004
                                               ----------     -----------
Quarter ended September 30:
   Premiums ceded to reinsurers                  $ 8,225        $ 21,803
   Losses and loss expenses
      ceded to reinsurers                         19,620          23,465
   Commissions from reinsurers                     1,482           5,665

Nine months ended September 30:
   Premiums ceded to reinsurers                   31,313          62,688
   Losses and loss expenses
      ceded to reinsurers                         42,508          71,583
   Commissions from reinsurers                     6,568          16,601


(4) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended September 30, 2005 was $8,056 and compares to total realized and unrealized income of $2,426 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, total realized and unrealized income was $22,441 and compares to total realized and unrealized income of $16,935 for the nine months ended September 30, 2004.

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


                                                         2005                                         2004
                                      -------------------------------------------   -----------------------------------------
                                                          NET                                          NET
                                       DIRECT AND       PREMIUM                      DIRECT AND      PREMIUM
                                        ASSUMED         EARNED         SEGMENT        ASSUMED         EARNED         SEGMENT
                                        PREMIUM         AND FEE         PROFIT        PREMIUM        AND FEE          PROFIT
                                        WRITTEN         INCOME          (LOSS)        WRITTEN         INCOME          (LOSS)
                                      ------------    -----------    ------------   ------------    -----------    -----------
THREE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                      $ 39,296        $ 33,262       $  6,013        $ 46,688        $ 27,689      $  7,334
    Reinsurance assumed                    4,498           4,367        (10,534)          1,842           2,195        (2,934)
  SAGAMORE PRODUCTS:
    Personal division                      7,651          10,602          1,607           8,441          11,208         1,549
    Commercial division:
      Small fleet trucking                 4,045           2,379              8           3,970           2,644           (33)
       Workers' compensation                  48             404            (15)          1,790           2,055        (1,440)
                                      ------------    -----------    ------------   ------------     -----------    -----------
        Total Commercial division          4,093           2,783             (7)          5,760           4,699        (1,473)
 All other                                   304             410            102             294             280          (227)
                                      ------------    -----------    ------------   ------------     -----------    -----------
   Totals                               $ 55,842        $ 51,424       $ (2,819)       $ 63,025        $ 46,071      $  4,249
                                      ============    ===========    ============   ============     ===========    ===========

NINE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                      $117,402        $ 91,875       $ 20,621        $130,204        $ 74,606      $ 20,796
    Reinsurance assumed                    8,916           9,596         (7,914)          6,678           8,183           729
  SAGAMORE PRODUCTS:
    Personal division                     31,138          32,927          3,737          32,420          34,037         4,720
    Commercial division:
    Small fleet trucking                  11,679           6,868            258          12,173           7,727           436
     Workers' compensation                   140           2,625            100           7,689           6,124        (2,110)
                                      ------------    -----------    ------------   ------------     -----------    ----------
      Total Commercial division           11,819           9,493            358          19,862          13,851        (1,674)
 All other                                 1,096           1,102           (295)            912             829          (414)
                                      ------------    -----------    ------------   ------------     -----------    ----------

   Totals                               $170,371        $144,993        $16,507        $190,076        $131,506      $ 24,157
                                      ============    ===========    ============   ============     ===========    ==========


(6) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30                       September 30
                                                            2005             2004              2005              2004
                                                        -------------    -------------    --------------    -------------
REVENUE:
  Net premium earned and fee income                          $51,424          $46,071         $144,993          $131,506
  Net investment income                                        3,734            2,958           10,589             9,138
  Realized net gains on investments                            2,962               27            8,430             8,135
  Other                                                           69               65              271               239
                                                        -------------    -------------    --------------    -------------
                         Total consolidated revenue          $58,189          $49,121         $164,283          $149,018
                                                        =============    =============    ==============    =============

PROFIT:
  Segment profit                                            $ (2,819)          $4,249          $16,507           $24,157
  Net investment income                                        3,734            2,958           10,589             9,138
  Realized net gains on investments                            2,962               27            8,430             8,135
  Corporate expenses                                          (2,417)          (2,322)          (7,503)           (7,411)
                                                        -------------    -------------    --------------    -------------
                 Income before federal income taxes           $1,460           $4,912          $28,023           $34,019
                                                        =============    =============    ==============    =============


(7) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,266 remain outstanding at September 30, 2005 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average between 25% and 35% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the nine months ended September 30, 2005, the Company experienced positive cash flow from operations totaling $37.6 million, down from the $47.2 million generated during the first nine months of 2004. The decrease in positive cash flow is due largely to an $18.6 million increase in net losses paid when compared to the first nine months of 2004. Additionally, collateral deposits held by the Company on its trucking accounts decreased $4.9 million during the first nine months of 2005 compared to a $2.6 million increase in deposits held during the 2004 period corresponding with a decrease in direct premium written. Although direct premium writings decreased, changes in reinsurance agreements allowed for an increase of $5.8 million in net premiums collected when compared to the first nine months of 2004.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was approximately 2.2 years at September 30, 2005 representing a small decrease from the prior year end as significant portions of the proceeds from maturing investments and new cash flows have been placed in short-term investments in anticipation of further interest rate increases.

The Company's assets at September 30, 2005 included $90.5 million in investments classified as short-term or cash equivalents that were readily convertible to cash without significant market penalty. An additional $105.9 million of fixed maturity investments will mature within the twelve-month period following September 30, 2005. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2005, $50.3 million may be transferred by dividend or loan to the parent company without approval by, or notification to, regulatory authorities. An additional $204.9 million of shareholder's equity of the insurance subsidiaries may be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.

The Company's annualized premium writing to surplus ratio for the first nine months of 2005 was approximately 44%. Regulatory guidelines generally allow for writings of 200% of surplus.

Accordingly, the Company can increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------

           COMPARISONS OF THIRD QUARTER, 2005 TO THIRD QUARTER, 2004
           ---------------------------------------------------------

Net premium earned during the third quarter of 2005 increased $5.5 million (12%) as compared to the third quarter of 2004. A 21% increase in premiums from the Company's fleet trucking program was partially offset by decreases in the remainder of the Company's directly written products. In particular, premiums from the Company's small business workers' compensation program decreased 81% due to its discontinuance late in 2004. The small fleet trucking and private passenger automobile programs decreased 11% and 6%, respectively, due primarily to competitive pressures in the marketplace. Premium assumed from property catastrophe pools included approximately $1.8 million in reinstatement premium during the quarter resulting from Hurricane Katrina exposure.

Direct premiums written and assumed during the third quarter of 2005 totaled $55.8 million, an 11% decrease from the $63.0 million reported a year earlier. This decrease is due largely to a $7.4 million (16%) decrease in direct premiums written from the Company's fleet trucking program. This decrease is due to competitive pressures in a softening market. In addition, direct premiums written for the Company's discontinued small business workers' compensation product dropped $1.7 million (97%) from the prior year period. These decreases were partially offset by a $2.7 million increase in premiums from property catastrophe pools, including the aforementioned reinstatement premium.

Premium ceded to reinsurers averaged 17.9% of direct premium production for the current quarter compared to 35.8% a year earlier reflecting changes in reinsurance agreements whereby Protective Insurance Company is retaining a larger portion of risks underwritten. This reduction in premium ceded was instrumental in allowing for the increase in net premium earned for the quarter despite the decline in gross production.

Net investment income, before tax, during the third quarter of 2005 was 26% higher than the third quarter of 2004 due to increases in both average invested assets and in yields on bonds and short-term investments. Pre-tax yields on short-term investments nearly tripled from the prior year period. Overall after tax yields posted similar increases.

The third quarter 2005 net realized gain of $3.0 million consisted of net gains on limited partnerships, which are largely involved in the trading of securities and, to a lesser extent, small venture capital investments, of $1.9 million and net gains on direct equity trading of $1.1 million.

Losses and loss expenses incurred during the third quarter of 2005 increased $9.9 million from that experienced during the third quarter of 2004 due primarily to an estimated $14.8 million in losses sustained from Hurricanes Katrina and Rita. Hurricane losses in the third quarter of 2004 were approximately $5.0 million. Loss ratios for each of the Company's major product lines were as follows:


                                                    2005              2004
                                                  --------           --------
         Fleet trucking                             75.2%              78.8%
         Private passenger automobile               56.8               58.2
         Small fleet trucking                       64.7               67.9
         Voluntary reinsurance assumed             339.4              215.4
         Small business workers' compensation       59.2              136.6
         All lines                                  93.9               83.2


Other operating expenses for the third quarter of 2005 increased 36% from the third quarter of 2004. Adjusted for ceding allowances, operating expenses decreased 12% from the third quarter of 2004 and compares favorably with the increase in premiums earned for the quarter as many of the Company's expenses do not vary directly with premium volume. Ceding allowances as a percentage of direct expenses have declined due to changes in the Company's reinsurance structure whereby the Company now retains a greater percentage of the risk compared to prior periods, particularly within the Large and Medium Fleet trucking products. Ceding allowances totaled $1.5 million for the 2005 quarter compared to $5.7 million for the 2004 quarter. The ratio of consolidated other operating expenses to operating revenue was 17.9% during the third quarter of 2005 compared to 14.8% for the 2004 third quarter, with the loss of ceding commission adding 9 points to the current year total.

The effective federal tax rate for consolidated operations for the third quarter of 2005 was 21.1% and is less than the statutory rate primarily because of tax exempt investment income. The effect of tax exempt investment income was much greater this quarter because of the lower net taxable underwriting income resulting from the hurricane losses during the quarter.

As a result of the factors mentioned above, net income decreased $2.3 million (67%) during the third quarter of 2005 as compared with the 2004 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2005 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                      ------------------------------------

Net premiums earned increased $13.7 million (11%) during the first nine months of 2005 as compared to the same period of 2004. The increased premium volume is primarily attributable to a 24% increase in the Company's fleet trucking product. The Company experienced decreases in the remainder of its directly written products, primarily from the discontinued small business workers' compensation product which posted a 57% decline. In addition, net premiums earned for the small fleet and private passenger automobile products decreased 11% and 4%, respectively. Premium assumed from property catastrophe pools increased 21% due solely to the $1.8 million reinstatement premium resulting from Hurricane Katrina exposure.

Direct premiums written and assumed during the first nine of 2005 totaled $170.4 million, a 10% decrease from the $190.1 million reported a year earlier. All directly-written products experienced a decline in direct premium volume for reasons cited in the comparison of the third quarters. The most significant decreases were $12.8 million and $7.5 million in the fleet trucking program and the discontinued small business workers' compensation product, respectively. Premium ceded to reinsurers averaged 19.4% of direct premium production for the current period compared to 34.4% a year earlier.

Net investment income during the first nine months of 2005 was 16% higher than the 2004 period for the same reasons as indicated in the quarterly comparison above. After tax investment income was 14% higher than 2004 levels. Overall pre-tax and after tax yields were higher during the current period while average invested funds increased 6% from the prior year, resulting from positive cash flow.

The net realized gain on investments of $8.4 million for the first nine months of 2005 consists of net gains on equity securities and limited partnership investments of $6.2 million and $2.4 million, respectively, partially offset by $.3 million in losses on fixed maturity investments, after consideration of impairment changes during the period.

Losses and loss expenses incurred during the first nine months of 2005 increased $14.5 million from the first nine months of 2004, due primarily to the higher hurricane losses sustained in 2005 ($9.8 million). Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                       2005              2004
                                                     --------          --------
         Fleet trucking                                72.0%             77.8%
         Private passenger automobile                  60.9              58.3
         Small fleet trucking                          58.1              62.2
         Voluntary reinsurance assumed                173.2              68.5
         Small business workers' compensation          71.2             102.7
         All lines                                     76.0              72.8


Other operating expenses increased $6.8 million (29%) during the first nine months of 2005 compared to the same period of 2004. Ceding commission allowances included in net expenses were $6.6 million for the 2005 period compared to $16.6 million in the prior year period, while expenses before consideration of ceding allowances actually decreased $3.3 million despite the 11% increase in premium earned. The ratio of other operating expenses to total operating revenue (adjusted for realized gains) was 19.2% for 2005 compared to 16.4% for 2004, with the loss of ceding commissions adding over 7 points to the current year ratio.

The effective federal tax rate for consolidated operations for the first nine months of 2005 was 32.3% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $4.3 million (18.3%) during the first nine months of 2005 as compared with the 2004 period.

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


                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At September 30, 2005, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $214 million. Included in this total are case basis losses (before consideration of incurred but not reported losses) of approximately $13 million due from Converium Insurance (North America) Inc., approximately $4 million due from PMA Re and approximately $.6 million from Trenwick Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At September 30, 2005, other long-term investments includes approximately $26.8 million consisting of three limited partnerships which are managed by organizations in which two of the Company's directors are officers, directors, general partners or owners. Certain of these investments contain profit sharing agreements to the affiliated organizations.


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



                           PART II - OTHER INFORMATION


ITEM 6 (a)  EXHIBITS
--------------------

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                EXHIBIT NO.
--------------------------------                -----------

 (11)    Statement regarding computation        EXHIBIT 11 - Computation of
         of per share earnings                  Per Share Earnings

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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on July 29, 2005 regarding its earnings announcement for the second quarter of 2005.

A Form 8-K was filed by the registrant on September 21, 2005 regarding the Company's estimate of losses sustained as the result of Hurricane Katrina.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date   NOVEMBER 4, 2005            By  /s/ GARY W. MILLER
      ------------------              --------------------------------
                                       Gary W. Miller, Chairman and CEO






Date   November 4, 2005            By  /S/ G. PATRICK CORYDON
      ------------------              --------------------------------
                                       G. Patrick Corydon,
                                       Senior Vice President - Finance
                                       (Principal Financial and
                                        Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2005



                                INDEX TO EXHIBITS




                                                  BEGINS ON SEQUENTIAL
                                                  PAGE NUMBER OF FORM
             EXHIBIT NUMBER                               10-Q
             --------------                   -----------------------------

               EXHIBIT 11 Filed herewith electronically Computation of per share earnings

               EXHIBIT 31.1                   Filed herewith electronically
          Certification of CEO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act

               EXHIBIT 31.2                   Filed herewith electronically
          Certification of CFO
      pursuant to Section 302 of the
            Sarbanes-Oxley Act

               EXHIBIT 32.1                   Filed herewith electronically
          Certification of CEO
      pursuant to 18 U.S.C. 1350,
     as adopted pursuant to Section
     906 of the Sarbanes-Oxley Act

               EXHIBIT 32.2                   Filed herewith electronically
          Certification of CFO
      pursuant to 18 U.S.C. 1350,
     as adopted pursuant to Section
     906 of the Sarbanes-Oxley Act