Form 10-Q/A
period 2005-06-30
BALDWIN & LYONS INC
filed 2006-01-18
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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


Index to Exhibits located on page 20.

                              BALDWIN & LYONS, INC.
                                   FORM 10-Q/A

EXPLANATORY NOTE
(DOLLARS IN THOUSANDS)

This amendment No. 1 to the Baldwin & Lyons, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the "Form 10-Q/A") includes unaudited restated condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005. The Company accounts for its investments in limited partnerships using the equity method of accounting. The accompanying restated condensed consolidated financial statements, including the notes thereto, have been revised to reflect income statement recognition of the Company's proportionate share of unrealized investment gains attributable to certain of the Company's investments in limited partnerships. See footnote 4 to the enclosed restated condensed consolidated financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

The following table summarizes the restatement effects on the company's condensed consolidated balance sheets and condensed consolidated statements of income as of and for the three and six months ended June 30, 2005. There were no adjustments necessary for periods prior to the 2005 second quarter.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       AS REPORTED          ADJUSTMENT          AS RESTATED
                                                          ---------------     ----------------     ---------------
FOR THE THREE MONTHS ENDED JUNE 30, 2005
Net gains on investments                                   $       532         $       2,656        $       3,188
Federal income taxes                                             3,611                   930                4,541
Net income                                                       7,473                 1,726                9,199
Basic earnings per share                                           .51                   .12                  .63
Diluted earnings per share                                         .50                   .12                  .62

FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net gains on investments                                   $     5,468         $       2,656        $       8,124
Federal income taxes                                             8,744                   930                9,674
Net income                                                      17,819                 1,726               19,545
Basic earnings per share                                          1.21                   .12                 1.33
Diluted earnings per share                                        1.20                   .12                 1.32

UNAUDITED BALANCE SHEET
(IN THOUSANDS)                                              AS REPORTED          ADJUSTMENT          AS RESTATED
                                                          ---------------     ----------------     ---------------
JUNE 30, 2005
Unrealized net gains on investments                        $    41,172         $      (1,726)       $     39,446
Retained earnings                                              256,897                 1,726             258,623
Total shareholders' equity                                     336,151                     -             336,151


The restatement had no effect on net cash provided by operating activities as the change in net income for the three and six months ended June 30, 2005 consisted entirely of non-cash transactions. Except for the effects of the restatement, this Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to August 3, 2005, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. Please refer to the company's current filings with the Securities and Exchange Commission for information subsequent to August 3, 2005.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          (UNAUDITED)
                                                            JUNE 30            December 31
                                                             2005                 2004
                                                        ----------------    -----------------
                                                         (AS RESTATED,
                                                          SEE NOTES 3
                                                            AND 4)
ASSETS
Investments:
   Fixed maturities                                           $ 288,755           $ 331,281
   Equity securities                                            127,888             133,042
   Other long-term                                               32,673              15,989
   Short-term                                                    69,930              36,406
                                                        ----------------    ----------------
                                                                519,246             516,718
Cash and cash equivalents                                        74,390              57,384
Accounts receivable                                              30,082              33,481
Reinsurance recoverable                                         216,515             236,466
Notes receivable from employees                                   2,353               2,514
Other assets                                                     21,652              22,000
                                                        ----------------    ----------------
                                                              $ 864,238           $ 868,563
                                                        ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                         $ 422,503           $ 441,821
Reserves for unearned premiums                                   34,542              33,233
Notes payable to banks                                            3,000               6,000
Accounts payable and accrued expenses                            57,052              48,224
Current federal income taxes                                      1,407                 660
Deferred federal income taxes                                     9,583              12,077
                                                        ----------------    ----------------
                                                                528,087             542,015
Shareholders' equity:
   Common stock-no par value                                        629                 628
   Additional paid-in capital                                    37,453              37,083
   Unrealized net gains on investments                           39,446              44,497
   Retained earnings                                            258,623             244,340
                                                        ----------------    ----------------
                                                                336,151             326,548
                                                        ----------------    ----------------
                                                              $ 864,238           $ 868,563
                                                        ================    ================

See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                           June 30
                                                    ------------------------------    -------------------------------
                                                        2005             2004             2005              2004
                                                    -------------    -------------    --------------    -------------
                                                        (AS                                (AS
                                                     RESTATED,                          RESTATED,
                                                    SEE NOTES 3                        SEE NOTES 3
                                                       AND 4)                            AND 4)
REVENUES
Net premiums earned                                     $ 43,473         $ 43,403          $ 90,132         $ 81,900
Net investment income                                      3,547            3,008             6,855            6,180
Net gains on investments                                   3,188            2,290             8,124            8,108
Other income                                               1,803            1,803             3,639            3,709
                                                    -------------    -------------    --------------    -------------
                                                          52,011           50,504           108,750           99,897
EXPENSES
Losses and loss expenses incurred                         27,972           29,735            59,584           54,981
Other operating expenses                                  10,299            7,720            19,947           15,809
                                                    -------------    -------------    --------------    -------------
                                                          38,271           37,455            79,531           70,790
                                                    -------------    -------------    --------------    -------------
             INCOME BEFORE FEDERAL INCOME TAXES           13,740           13,049            29,219           29,107
Federal income taxes                                       4,541            4,185             9,674            9,344
                                                    -------------    -------------    --------------    -------------
                                     NET INCOME          $ 9,199          $ 8,864          $ 19,545         $ 19,763
                                                    =============    =============    ==============    =============

PER SHARE DATA:
                                 BASIC EARNINGS           $  .63           $  .61           $  1.33          $  1.35
                                                    =============    =============    ==============    =============

                               DILUTED EARNINGS           $  .62           $  .60           $  1.32          $  1.34
                                                    =============    =============    ==============    =============

                 DIVIDENDS PAID TO SHAREHOLDERS           $  .10           $  .40           $   .35          $   .90
                                                    =============    =============    ==============    =============

Reconciliation of shares outstanding:
   Average shares outstanding - basic                     14,728           14,624            14,726           14,614
   Dilutive effect of options outstanding                    103              171               110              189
                                                    -------------    -------------    --------------    -------------
   Average shares outstanding - diluted                   14,831           14,795            14,836           14,803
                                                    =============    =============    ==============    =============

See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                               Six Months Ended
                                                                                   June 30
                                                                           2005                2004
                                                                      ----------------    ---------------
Net cash provided by operating activities                                 $   15,800         $   26,571
Investing activities:
   Purchases of long-term investments                                        (54,142)           (92,640)
   Proceeds from sales or maturities
       of long-term investments                                               97,880             90,574
   Net sales (purchases) of short-term investments                           (33,524)             3,479
   Decrease in notes receivable from employees                                   138              1,364
   Other investing activities                                                 (1,207)              (500)
                                                                      ----------------    ---------------
                        Net cash provided by investing activities              9,145              2,277
Financing activities:
   Dividends paid to shareholders                                             (5,153)           (13,157)

   Repayment on notes payable                                                 (3,000)                 -
   Proceeds from sales of common stock                                           214                358
                                                                      ----------------    ---------------
                            Net cash used in financing activities             (7,939)           (12,799)
                                                                      ----------------    ---------------
                            Increase in cash and cash equivalents             17,006             16,049
Cash and cash equivalents at beginning of period                              57,384             30,078
                                                                      ----------------    ---------------
   Cash and cash equivalents at end of period                              $  74,390          $  46,127
                                                                      ================    ===============

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

(3) RESTATEMENT: On December 20, 2005, and in conjunction with the Company's preparations for year-end reporting, the Company concluded that its accounting treatment for certain of its investments in limited partnerships to be technically incorrect. As a result, the Company has restated these interim financial statements for the 2005 second quarter. This discovery will also affect the Company's financial statements for the 2005 third quarter which will also be restated. No interim or annual periods ending prior to June 30, 2005 are affected by this restatement.

Accounting principles generally accepted in the United States currently require an investor in a limited partnership to record their proportionate share of the investee's net income using the equity method of accounting. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the investor would also recognize, through its income statement, its proportionate share of the investee's unrealized as well as realized investment gains or losses.

The Company invests in limited partnerships that include unrealized investment gains and losses in the determination of their net income or loss. For the quarter ending June 30, 2005, as previously reported, the Company recorded its share of limited partnership unrealized gains in shareholders' equity. The Company's income statement reflected only gains or losses reported as realized by the limited partnerships. While the proper carrying value of the investments was recorded on the Company's balance sheet at June 30, 2005, the Company's reporting of the portion of the increase in value of the limited partnerships attributable to unrealized gains as a component of the Company's shareholders' equity has subsequently been determined to be not in technical compliance with authoritative accounting guidance. An unaudited table presenting the effects of the revisions to the Company's financial statements is set forth below:

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)                       AS REPORTED          ADJUSTMENT          AS RESTATED
                                                          ---------------     ----------------     ---------------
FOR THE THREE MONTHS ENDED JUNE 30, 2005
Net gains on investments                                   $       532        $       2,656        $      3,188
Federal income taxes                                             3,611                  930               4,541
Net income                                                       7,473                1,726               9,199
Basic earnings per share                                           .51                  .12                 .63
Diluted earnings per share                                         .50                  .12                 .62

FOR THE SIX MONTHS ENDED JUNE 30, 2005
Net gains on investments                                   $     5,468        $       2,656        $      8,124
Federal income taxes                                             8,744                  930               9,674
Net income                                                      17,819                1,726              19,545
Basic earnings per share                                          1.21                  .12                1.33
Diluted earnings per share                                        1.20                  .12                1.32

UNAUDITED BALANCE SHEET
(IN THOUSANDS)                                             AS REPORTED          ADJUSTMENT          AS RESTATED
                                                          --------------- --- ---------------- --- ---------------

JUNE 30, 2005
Unrealized net gains on investments                        $    41,172        $      (1,726)       $     39,446
Retained earnings                                              256,897                1,726             258,623
Total shareholders' equity                                     336,151                    -             336,151

(4) NET GAINS ON INVESTMENTS: Amounts reported as net gain on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company's investment managers, (2) changes in the allowance for "other-than-temporary impairment" of investments, and (3) equity in earnings or losses of investments in limited partnerships.

The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its income statement, its proportionate share of the investee's unrealized as well as realized investment gains or losses. The Company invests in limited partnerships that include both realized and unrealized investment gains or losses in the determination of their net income. Readers are cautioned that inclusion of such unrealized gains is not consistent with the recognition of temporary valuation changes of equity and debt securities that are directly owned and held for sale and may result in significant fluctuations in quarterly amounts reported under this caption. In addition, because of inherent time lags in receiving valuation reports from certain limited partnership investees, the Company must rely on estimations of valuation changes for the most recent month or quarter ended on the reporting date. To the extent that the actual valuations subsequently reported differ from estimates utilized, the differences are included in gains from investments in the quarter reported to the Company.

Following is a summary of the components of net gains on investments for the periods presented in the accompanying statements of income.

                                                         THREE MONTHS       Three Months        SIX MONTHS         Six Months
                                                            ENDED              Ended              ENDED               Ended
                                                        JUNE 30, 2005      June 30, 2004      JUNE 30, 2005       June 30, 2004
                                                        ---------------    ---------------    ---------------    ----------------
Realized net gains on the disposal of securities            $   2,532        $     1,470         $    4,702         $    6,719
Change in allowance for other-than-temporary
  impairment of invested assets                                   150                975                145              1,113
Equity in earnings (losses) of limited partnership
  investments (realized and unrealized)                           506               (155)             3,277                276
                                                        ---------------    ---------------    ---------------    ----------------

  Totals                                                    $   3,188        $     2,290         $    8,124         $    8,108
                                                        ===============    ===============    ===============    ================


The limited partnerships in which the Company holds an ownership interest invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption.

(5) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2005 and 2004 comparative periods.

                                                   2005             2004
                                               ------------     -----------
Quarter ended June 30:
   Premiums ceded to reinsurers                 $   9,490        $ 21,637
   Losses and loss expenses
      ceded to reinsurers                           8,674          30,170
   Commissions from reinsurers                      1,950           5,733

Six months ended June 30:
   Premiums ceded to reinsurers                    23,088          40,886
   Losses and loss expenses
      ceded to reinsurers                          22,888          48,118
   Commissions from reinsurers                      5,086          10,936


(6) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2005 was $11,170 and compares to total realized and unrealized income of $3,286 for the quarter ended June 30, 2004. For the six months ended June 30, 2005, total realized and unrealized income was $14,385 and compares to total realized and unrealized income of $14,509 for the six months ended June 30, 2004.

(7) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions and, accordingly, segment profit presented here will not agree with statutory underwriting gains for this segment which may be quoted elsewhere in the Company's financial statements.

                                                        2005                                           2004
                                     --------------------------------------------    ------------------------------------------

                                      DIRECT AND         NET                        Direct and         Net
                                       ASSUMED         PREMIUM         SEGMENT         Assumed       Premium       Segment
                                       PREMIUM       EARNED AND        PROFIT         Premium       Earned and      Profit
                                       WRITTEN       FEE INCOME        (LOSS)         Written       Fee Income      (Loss)
                                     ------------   ------------    ------------   -------------   ------------  ------------
QUARTER ENDED JUNE 30:
  PROTECTIVE PRODUCTS:
   Fleet trucking                       $34,859         $ 27,789      $  7,795        $ 44,345       $ 25,650       $  7,141
   Reinsurance assumed                    1,927            2,706         1,121           1,918          2,913          1,756
  SAGAMORE PRODUCTS:
   Personal division                      8,418           11,296           899           8,799         11,600          1,820
   Commercial division:
    Small fleet trucking                  4,117            2,289           128           4,338          2,559            136
    Workers' compensation                    97              837          (146)          3,110          2,125           (441)
                                     ------------    ------------    ------------    -----------    -----------    ------------
     Total Commercial division            4,214            3,126           (18)          7,448          4,684           (305)
 All other                                  515              262          (235)            379            307           (105)
                                     ------------    ------------    ------------    -----------    -----------    ------------
   Totals                               $49,933         $ 45,179      $  9,562        $ 62,889       $ 45,154       $ 10,307
                                     ============    ============    ============    ===========    ===========    ============

SIX MONTHS ENDED JUNE 30:
  PROTECTIVE PRODUCTS:
   Fleet trucking                     $  78,106         $ 58,612      $ 14,608        $  3,516       $ 46,916       $ 13,462
   Reinsurance assumed                    4,418            5,228         2,619           4,836          5,988          3,663
  SAGAMORE PRODUCTS:
   Personal division                     23,487           22,325         2,129          23,980         22,828          3,171
   Commercial division:
    Small fleet trucking                  7,634            4,489           250           8,203          5,083            468
    Workers' compensation                    92            2,222           115           5,898          4,070           (670)
                                     ------------    ------------    ------------    -----------    -----------    ------------
   Total Commercial division              7,726            6,711           365          14,101          9,153           (202)
 All other                                  793              694          (394)            619            549           (187)
                                     ------------    ------------    ------------    -----------    -----------    ------------
   Totals                             $ 114,530         $ 93,570      $  19,327       $ 27,052       $ 85,434        $19,907
                                     ============    ============    ============    ===========    ===========    ============


(8) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                             Three Months Ended                      Six Months Ended
                                                                  June 30                                June 30
                                                          2005               2004                2005               2004
                                                     ---------------    ----------------    ---------------   -----------------
                                                     (AS RESTATED,                          (AS RESTATED,
                                                      SEE NOTES 3                            SEE NOTES 3
                                                         AND 4)                                 AND 4)
REVENUE:
  Net premium earned and fee income                      $  45,179          $  45,154          $  93,570           $  85,434
  Net investment income                                      3,547              3,008              6,855               6,180
  Net gains on investments                                   3,188              2,290              8,124               8,108
  Other                                                         97                 52                201                 175
                                                     ---------------    ----------------    ---------------   -----------------
                      Total consolidated revenue         $  52,011          $  50,504          $ 108,750           $  99,897
                                                     ===============    ================    ===============   =================

PROFIT:
  Segment profit                                         $   9,562          $  10,307          $  19,327           $  19,907
  Net investment income                                      3,547              3,008              6,855               6,180
  Net gains on investments                                   3,188              2,290              8,124               8,108
  Corporate expenses                                        (2,557)            (2,556)            (5,087)             (5,088)
                                                     ---------------    ----------------    ---------------   -----------------
              Income before federal income taxes         $  13,740          $  13,049          $  29,219           $  29,107
                                                     ===============    ================    ===============   =================


(9) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,282 remain outstanding at June 30, 2005 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

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

The second quarter 2005 net investment gain of $3.2 million consisted primarily of net gains on equity securities and limited partnership investments of $2.8 million and $.6 million, respectively, and was partially offset by net losses on fixed maturity investments of $.2 million. The limited partnerships in which the Company holds an ownership interest invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption. See footnote 4 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2005 decreased $1.8 million from that experienced during the second quarter of 2004. Loss ratios for each of the Company's major product lines were as follows:

                                                               2005              2004
                                                              -------           -------
         Fleet trucking                                         65.5%             78.4%
         Private passenger automobile                           65.0              56.7
         Small fleet trucking                                   54.7              60.7
         Voluntary reinsurance assumed                          40.2              17.8
         Small business workers' compensation                  101.9              87.8
         All lines                                              64.3              68.5


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

The effective federal tax rate for consolidated operations for the second quarter of 2005 was 33.0% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $.3 million (3.3%) during the second quarter of 2005 as compared with the 2004 second quarter.


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

The net gain on investments of $8.1 million for the first six months of 2005 consists of net gains on equity securities and limited partnership investments of $5.0 million and $3.3 million, respectively, and was partially offset by $.1 million in losses on fixed maturity investments, after consideration of impairment changes during the period. The limited partnerships in which the Company holds an ownership interest invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption. See footnote 4 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first six months of 2005 increased $4.6 million from the first six months of 2004, consistent with the increased premium volume previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                                               2005              2004
                                                              -------           -------
         Fleet trucking                                         70.1%             77.1%
         Private passenger automobile                           62.8              58.3
         Small fleet trucking                                   54.7              59.2
         Voluntary reinsurance assumed                          34.4              14.7
         Small business workers' compensation                   73.3              85.2
         All lines                                              66.1              67.1


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

The effective federal tax rate for consolidated operations for the first six months of 2005 was 33.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $.2 million (1.1%) during the first half of 2005 as compared with the 2004 period.

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


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

Subsequent to the filing of the Form 10-Q for the quarter ended June 30, 2005, management determined that the accounting policy related to the recognition of income from limited partnership investments was not in technical compliance with generally accepted accounting principles. Specifically, that portion of increases in the valuation of limited partnership investees estimated to consist of unrealized gains was originally reported by the Company as an adjustment to shareholders' equity rather than as current income. As such, the Company accounted for these reported increases in value as it would if it held the underlying assets directly, by recording the realized gain component in income and the unrealized gain component directly in equity. As more fully described in footnotes (3) and (4) starting on page 7, the accompanying unaudited financial statements have been restated to reflect the correct accounting treatment, which is to treat all increases in value, realized or unrealized, as current income. No periods ending prior to June 30, 2005 were affected by this restatement. There have been no other changes in the Company's critical accounting policies as disclosed in the Form 10K filed for the year ended December 31, 2004.


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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were not effective as of June 30, 2005 based solely on the impact of the restatement of the enclosed unaudited condensed consolidated financial statements as of and for the three and six months ending June 30, 2005.

The Company invests in limited partnerships that include unrealized investment gains and losses in the determination of their net income or loss. Generally accepted accounting principles require an investor in a limited partnership to record their proportionate share of the limited partnership's net income using the equity method of accounting. To the extent that the limited partnerships include both realized and unrealized investment gains or losses in the determination of net income or loss, then the investor would also recognize, through its income statement, its proportionate share of the limited partnerships unrealized as well as realized investment gains or losses. For the three and six months ending June 30, 2005, the Company initially recorded its share of limited partnership unrealized gains in shareholders' equity and the Company's income statement reflected only gains or losses reported as realized by the limited partnerships. The Company has determined that its accounting for certain limited partnerships was technically incorrect and as a result, has restated its interim financial statements as of and for the three and six months ending June 30, 2005.

The restatement resulted from a failure on the part of Company personnel to recognize that accounting for the ownership of assets through a limited partnership may be different from accounting for the same assets, if owned directly. The failure to properly interpret generally accepted accounting principles, in this instance, resulted in a material change in reported net income. The restatement resulted in no change to total invested assets, total assets, total shareholders' equity, comprehensive income or cash flow.

In the fourth quarter of 2005, the Company's management made the appropriate changes to its accounting policy for limited partnership investments. Due to the isolated nature of this error, management is confident this issue has been remediated.

(b) Other than indicated above, there were no significant changes in the Corporation's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Corporation's last fiscal quarter that have affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, subsequent to June 30, 2005, the Company took the remedial actions described above.

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





Date     JANUARY 18, 2006            By  /S/ GARY W. MILLER
      -----------------------            --------------------------------
                                         Gary W. Miller, Chairman and CEO






Date     JANUARY 18, 2006            By  /S/ G. PATRICK CORYDON
      -----------------------            --------------------------------
                                         G. Patrick Corydon,
                                         Senior Vice President - Finance
                                         (Principal Financial and
                                          Accounting Officer)

                              BALDWIN & LYONS, INC.

                       Form 10-Q/A for the fiscal quarter
                               ended June 30, 2005



                                INDEX TO EXHIBITS




                                                   Begins on sequential
                                                   page number of Form
            Exhibit Number                                10-Q/A
            --------------                    -------------------------------

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