Form 10-Q/A
period 2005-09-30
BALDWIN & LYONS INC
filed 2006-01-19
CIK 9346

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


Index to Exhibits located on page 20.

                              BALDWIN & LYONS, INC.
                                   FORM 10-Q/A

EXPLANATORY NOTE
(DOLLARS IN THOUSANDS)

This amendment No. 1 to the Baldwin & Lyons, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the "Form 10-Q/A") includes unaudited restated condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005. The Company accounts for its investments in limited partnerships using the equity method of accounting. The accompanying restated condensed consolidated financial statements, including the notes thereto, have been revised to reflect income statement recognition of the Company's proportionate share of unrealized investment gains attributable to certain of the Company's investments in limited partnerships. See footnote 4 to the enclosed restated condensed consolidated financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

The following table summarizes the restatement effects on the company's condensed consolidated balance sheets and condensed consolidated statements of income as of and for the three and nine months ended September 30, 2005. The Company previously filed a Form 10-Q/A for the quarter ending June 30, 2005 regarding the same issue as discussed herein. There were no adjustments necessary for periods prior to the 2005 second and third quarters.


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         AS REPORTED        ADJUSTMENT        AS RESTATED
                                                            ----------------  ----------------  ----------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Net gains on investments                                          $ 2,962            $ 5,384          $  8,346
Federal income taxes                                                  308              1,885             2,193
Net income                                                          1,152              3,499             4,651
Basic earnings per share                                              .08                .24               .32
Diluted earnings per share                                            .08                .23               .31

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Net gains on investments                                         $  8,430           $  8,040         $  16,470
Federal income taxes                                                9,052              2,814            11,866
Net income                                                         18,971              5,226            24,197
Basic earnings per share                                             1.29                .35              1.64
Diluted earnings per share                                           1.28                .35              1.63

UNAUDITED BALANCE SHEET
(IN THOUSANDS)                                                AS REPORTED        ADJUSTMENT        AS RESTATED
                                                            ----------------  ----------------  ----------------

SEPTEMBER 30, 2005
Unrealized net gains on investments                              $ 47,747           $ (5,226)         $ 42,521
Retained earnings                                                 253,203              5,226           258,429
Total shareholders' equity                                        340,144                  -           340,144


The restatement had no effect on net cash provided by operating activities as the change in net income for the three and nine months ended September 30, 2005 consisted entirely of non-cash transactions. Except for the effects of the restatement, this Form 10-Q/A has not been updated for changes in events, estimates or other developments subsequent to November 4, 2005, the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. Please refer to the company's current filings with the Securities and Exchange Commission for information subsequent to November 4, 2005.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                          SEPTEMBER 30           December 31
                                                              2005                  2004
                                                        ------------------    ------------------
                                                          (As Restated,
                                                         See Notes 3 and
                                                               4)
ASSETS
Investments:
   Fixed maturities                                             $ 273,809             $ 331,281
   Equity securities                                              133,732               133,042
   Other long-term                                                 40,330                15,989
   Short-term                                                      67,130                36,406
                                                        ------------------    ------------------
                                                                  515,001               516,718
Cash and cash equivalents                                          90,495                57,384
Accounts receivable                                                28,417                33,481
Reinsurance recoverable                                           213,730               236,466
Notes receivable from employees                                     2,334                 2,514
Other assets                                                       17,701                22,000
                                                        ------------------    ------------------
                                                                $ 867,678             $ 868,563
                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                           $ 442,281             $ 441,821
Reserves for unearned premiums                                     32,315                33,233
                                                                                          6,000
Notes payable to banks                                  -
Accounts payable and accrued expenses                              38,315                48,224
Current federal income taxes                                        2,027                   660
Deferred federal income taxes                                      12,596                12,077
                                                        ------------------    ------------------
                                                                  527,534               542,015
Shareholders' equity:
   Common stock-no par value                                          631                   628
   Additional paid-in capital                                      38,563                37,083
   Unrealized net gains on investments                             42,521                44,497
   Retained earnings                                              258,429               244,340
                                                        ------------------    ------------------
                                                                  340,144               326,548
                                                        ------------------    ------------------
                                                                $ 867,678             $ 868,563
                                                        ==================    ==================

See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30                         September 30
                                                    --------------------------------    ----------------------------------
                                                        2005               2004              2005               2004
                                                    --------------     -------------    ---------------    ---------------
                                                         (As                            (As Restated,
                                                      Restated,                          See Notes 3
                                                     See Notes 3                            and 4)
                                                       and 4)
REVENUES
Net premiums earned                                      $ 49,848          $ 44,384          $ 139,981          $ 126,284
Net investment income                                       3,734             2,958             10,589              9,138
Net gains on investments                                    8,346                27             16,470              8,135
Other income                                                1,645             1,752              5,283              5,461
                                                    --------------     -------------    ---------------    ---------------
                                                           63,573            49,121            172,323            149,018
EXPENSES
Losses and loss expenses incurred                          46,827            36,923            106,411             91,904
Other operating expenses                                    9,902             7,286             29,849             23,095
                                                    --------------     -------------    ---------------    ---------------
                                                           56,729            44,209            136,260            114,999
                                                    --------------     -------------    ---------------    ---------------
             INCOME BEFORE FEDERAL INCOME TAXES             6,844             4,912             36,063             34,019
Federal income taxes                                        2,193             1,452             11,866             10,796
                                                    --------------     -------------    ---------------    ---------------
                                     NET INCOME           $ 4,651           $ 3,460           $ 24,197           $ 23,223
                                                    ==============     =============    ===============    ===============

PER SHARE DATA:
                                 BASIC EARNINGS            $  .32            $  .24            $  1.64            $  1.59
                                                    ==============     =============    ===============    ===============

                               DILUTED EARNINGS            $  .31            $  .23            $  1.63            $  1.57
                                                    ==============     =============    ===============    ===============

                 DIVIDENDS PAID TO SHAREHOLDERS            $  .35            $  .15            $   .70            $  1.05
                                                    ==============     =============    ===============    ===============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                      14,764            14,641             14,739             14,623
   Dilutive effect of options outstanding                     109               144                115                172
                                                    --------------     -------------    ---------------    ---------------
   Average shares outstanding - diluted                    14,873            14,785             14,854             14,795
                                                    ==============     =============    ===============    ===============



See notes to condensed consolidated financial statements.



BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                 September 30
                                                                           2005                2004
                                                                      ----------------    ---------------
Net cash provided by operating activities                                $   37,620          $   47,177
Investing activities:
   Purchases of long-term investments                                      (110,125)           (132,928)
   Proceeds from sales or maturities
       of long-term investments                                             152,664             129,901
   Net purchases of short-term investments                                  (30,724)             (8,019)
   Decrease in notes receivable from employees                                  169               1,533
   Other investing activities                                                (1,470)               (627)
                                                                      ----------------    ---------------
              Net cash provided by (used in) investing activities            10,514             (10,140)
Financing activities:
   Dividends paid to shareholders                                           (10,329)            (15,354)

   Repayment on notes payable                                                (6,000)                  -
   Proceeds from sales of common stock                                        1,306                 384
                                                                      ----------------    ---------------
                            Net cash used in financing activities           (15,023)            (14,970)
                                                                      ----------------    ---------------
                            Increase in cash and cash equivalents            33,111              22,067
Cash and cash equivalents at beginning of period                             57,384              30,078
                                                                      ----------------    ---------------
   Cash and cash equivalents at end of period                             $  90,495           $  52,146
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

(3) RESTATEMENT: On December 20, 2005, and in conjunction with the Company's preparations for year-end reporting, the Company concluded that its accounting treatment for certain of its investments in limited partnerships to be technically incorrect. As a result, the Company has restated these interim financial statements for the 2005 third quarter. The Company previously restated its financial statements for the 2005 second quarter for the same reason. No interim or annual periods ending prior to June 30, 2005 are affected by this restatement.

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

The Company invests in limited partnerships that include unrealized investment gains and losses in the determination of their net income or loss. For the quarter ending September 30, 2005, as previously reported, the Company recorded its share of limited partnership unrealized gains in shareholders' equity. The Company's income statement reflected only gains or losses reported as realized by the limited partnerships. While the proper carrying value of the investments was recorded on the Company's balance sheet at September 30, 2005, the Company's reporting of the portion of the increase in value of the limited partnerships attributable to unrealized gains as a component of the Company's shareholders' equity has subsequently been determined to be not in technical compliance with authoritative accounting guidance. An unaudited table presenting the effects of the revisions to the Company's financial statements is set forth below:


UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         AS REPORTED        ADJUSTMENT        AS RESTATED
                                                            ----------------  ----------------  ----------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Net gains on investments                                          $ 2,962            $ 5,384          $  8,346
Federal income taxes                                                  308              1,885             2,193
Net income                                                          1,152              3,499             4,651
Basic earnings per share                                              .08                .24               .32
Diluted earnings per share                                            .08                .23               .31

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Net gains on investments                                         $  8,430           $  8,040         $  16,470
Federal income taxes                                                9,052              2,814            11,866
Net income                                                         18,971              5,226            24,197
Basic earnings per share                                            1.29                 .35              1.64
Diluted earnings per share                                          1.28                 .35              1.63

UNAUDITED BALANCE SHEET
(IN THOUSANDS)                                                AS REPORTED        ADJUSTMENT        AS RESTATED
                                                            ----------------  ----------------  ----------------

September 30, 2005
Unrealized net gains on investments                             $  47,747          $  (5,226)        $  42,521
Retained earnings                                                 253,203              5,226           258,429
Total shareholders' equity                                        340,144                  -           340,144


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

                                                         THREE MONTHS       Three Months        NINE MONTHS        Nine Months
                                                            ENDED               Ended              ENDED              Ended
                                                         SEPTEMBER 30       September 30       SEPTEMBER 30        September 30
                                                             2005               2004               2005                2004
                                                        ---------------    ----------------   ----------------    ---------------
Realized net gains on the disposal of securities             $  1,632              $ 721            $ 6,334             $ 7,440
Change in allowance for other-than-temporary
  impairment of invested assets                                  (529)              (563)              (384)                550
Equity in earnings (losses) of limited partnership
  investments (realized and unrealized)                         7,243               (131)            10,520                 145
                                                        ---------------    ----------------   ----------------    ---------------

  Totals                                                     $  8,346              $  27           $ 16,470             $ 8,135
                                                        ===============    ================   ================    ===============


(5) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2005 and 2004 comparative periods.

                                                  2005            2004
                                               ------------    ------------
Quarter ended September 30:
   Premiums ceded to reinsurers                   $ 8,225        $ 21,803
   Losses and loss expenses
      ceded to reinsurers                          19,620          23,465
   Commissions from reinsurers                      1,482           5,665

Nine months ended September 30:
   Premiums ceded to reinsurers                    31,313          62,688
   Losses and loss expenses
      ceded to reinsurers                          42,508          71,583
   Commissions from reinsurers                      6,568          16,601


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

                                                            2005                                          2004
                                          ------------------------------------------    -----------------------------------------
                                           Direct and       Net                         Direct and        Net
                                            Assumed        Premium        Segment        Assumed         Premium       Segment
                                            Premium      Earned and        Profit        Premium        Earned and      Profit
                                            Written      Fee Income        (Loss)         Written       Fee Income      (Loss)
                                          ------------   ------------    -----------    -----------    ------------   -----------
THREE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
   Fleet trucking                            $39,296       $33,262         $ 6,013       $ 46,688       $ 27,689        $7,334
   Reinsurance assumed                         4,498         4,367         (10,534)         1,842          2,195        (2,934)
  SAGAMORE PRODUCTS:
   Personal division                           7,651        10,602           1,607          8,441         11,208         1,549
   Commercial division:
    Small fleet trucking                       4,045         2,379               8          3,970          2,644           (33)
    Workers' compensation                         48           404             (15)         1,790          2,055        (1,440)
                                          ------------   ------------    -----------    -----------    ------------   -----------
    Total Commercial division                  4,093         2,783              (7)         5,760          4,699        (1,473)
 All other                                       304           410             102            294            280          (227)
                                          ------------   ------------    -----------    -----------    ------------   -----------

   Totals                                    $55,842       $51,424         $(2,819)      $ 63,025       $ 46,071        $4,249
                                          ============   ============    ===========    ===========    ============   ===========

NINE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
   Fleet trucking                           $117,402       $91,875         $20,621       $130,204        $74,606       $20,796
   Reinsurance assumed                         8,916         9,596          (7,914)         6,678          8,183           729
  SAGAMORE PRODUCTS:
   Personal division                          31,138        32,927           3,737         32,420         34,037         4,720
   Commercial division:
    Small fleet trucking                      11,679         6,868             258         12,173          7,727           436
    Workers' compensation                        140         2,625             100          7,689          6,124        (2,110)
                                          ------------   ------------    -----------    -----------    ------------   -----------
    Total Commercial division                 11,819         9,493             358         19,862         13,851        (1,674)
 All other                                     1,096         1,102            (295)           912            829          (414)
                                          ------------   ------------    -----------    -----------    ------------   -----------

   Totals                                   $170,371      $144,993         $16,507       $190,076       $131,506       $24,157
                                          ============   ============    ===========    ===========    ============   ===========


(8) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30                        September 30
                                                           2005             2004              2005              2004
                                                       -------------    -------------    ---------------    --------------
                                                       (AS RESTATED,                      (AS RESTATED,
                                                        SEE NOTES 3                        SEE NOTES 3
                                                          AND 4)                             AND 4)
REVENUE:
  Net premium earned and fee income                      $ 51,424           $ 46,071         $  144,993        $ 131,506
  Net investment income                                     3,734              2,958             10,589            9,138
  Net gains on investments                                  8,346                 27             16,470            8,135
  Other                                                        69                 65                271              239
                                                       -------------    -------------    ---------------    --------------
                        TOTAL CONSOLIDATED REVENUE       $ 63,573           $ 49,121         $  172,323        $ 149,018
                                                       =============    =============    ===============    ==============

PROFIT:
  Segment profit                                         $ (2,819)          $  4,249         $   16,507        $  24,157
  Net investment income                                     3,734              2,958             10,589            9,138
  Net gains on investments                                  8,346                 27             16,470            8,135
  Corporate expenses                                       (2,417)            (2,322)            (7,503)          (7,411)
                                                       -------------    -------------    ---------------    --------------
                INCOME BEFORE FEDERAL INCOME TAXES        $ 6,844           $  4,912         $   36,063        $  34,019
                                                       =============    =============    ===============    ==============


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

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

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

The third quarter 2005 net investment gain of $8.3 million consisted primarily of net gains on limited partnership investments and direct equity trading of $7.2 million and $1.1 million, respectively. The limited partnerships in which the Company holds an ownership interest invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption. See footnote 4 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

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

The effective federal tax rate for consolidated operations for the third quarter of 2005 was 32.0% and is less than the statutory rate primarily because of tax exempt investment income. As a result of the factors mentioned above, net income increased $1.2 million (34%) during the third quarter of 2005 as compared with the 2004 third quarter.


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

The net gain on investments of $16.5 million for the first nine months of 2005 consists of net gains on limited partnership investments and equity securities of $10.5 million and $6.3 million, respectively, and was partially offset by $.3 million in losses on fixed maturity investments, after consideration of impairment changes during the period. The limited partnerships in which the Company holds an ownership interest invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption. See footnote 4 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first nine months of 2005 increased $14.5 million from the first nine months of 2004, due primarily to the higher hurricane losses sustained in 2005 ($9.8 million). Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                                2005             2004
                                                              -------           -------
         Fleet trucking                                         72.0%             77.8%
         Private passenger automobile                           60.9              58.3
         Small fleet trucking                                   58.1              62.2
         Voluntary reinsurance assumed                         173.2              68.5
         Small business workers' compensation                   71.2             102.7
         All lines                                              76.0              72.8


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

The effective federal tax rate for consolidated operations for the first nine months of 2005 was 32.9% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $1.0 million (4.2%) during the first nine months of 2005 as compared with the 2004 period.

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


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

Subsequent to the filing of the Form 10-Q for the quarter ended September 30, 2005, management determined that the accounting policy related to the recognition of income from limited partnership investments was not in technical compliance with generally accepted accounting principles. Specifically, that portion of increases in the valuation of limited partnership investees estimated to consist of unrealized gains was originally reported by the Company as an adjustment to shareholders' equity rather than as current income. As such, the Company accounted for these reported increases in value as it would if it held the underlying assets directly, by recording the realized gain component in income and the unrealized gain component directly in equity. As more fully described in footnotes (3) and (4) starting on page 7, the accompanying unaudited financial statements have been restated to reflect the correct accounting treatment, which is to treat all increases in value, realized or unrealized, as current income. No periods ending prior to June 30, 2005 were affected by this restatement. There have been no other changes in the Company's critical accounting policies as disclosed in the Form 10K filed for the year ended December 31, 2004.


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

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

(a) The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were not effective as of September 30, 2005 based solely on the impact of the restatement of the enclosed unaudited condensed consolidated financial statements as of and for the three and nine months ending September 30, 2005.

The Company invests in limited partnerships that include unrealized investment gains and losses in the determination of their net income or loss. Generally accepted accounting principles require an investor in a limited partnership to record their proportionate share of the limited partnership's net income using the equity method of accounting. To the extent that the limited partnerships include both realized and unrealized investment gains or losses in the determination of net income or loss, then the investor would also recognize, through its income statement, its proportionate share of the limited partnerships unrealized as well as realized investment gains or losses. For the three and nine months ending September 30, 2005, the Company initially recorded its share of limited partnership unrealized gains in shareholders' equity and the Company's income statement reflected only gains or losses reported as realized by the limited partnerships. The Company has determined that its accounting for certain limited partnerships was technically incorrect and as a result, has restated its interim financial statements as of and for the three and nine months ending September 30, 2005.

The restatement resulted from a failure on the part of Company personnel to recognize that accounting for the ownership of assets through a limited partnership may be different from accounting for the same assets, if owned directly. The failure to properly interpret generally accepted accounting principles, in this instance, resulted in a material change in reported net income, but resulted in no change to total invested assets, total assets, total shareholders' equity, comprehensive income or cash flow.

In the fourth quarter of 2005, the Company's management made the appropriate changes to its accounting policy for limited partnership investments. Due to the isolated nature of this error, management is confident this issue has been remediated.

(b) Other than indicated above, there were no significant changes in the Corporation's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Corporation's last fiscal quarter that have affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, subsequent to September 30, 2005, the Company took the remedial actions described above.

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






                              BALDWIN & LYONS, INC.





Date     January 18, 2006        By  /S/ GARY W. MILLER
      -----------------------       --------------------------------
                                    Gary W. Miller, Chairman and CEO






Date     January 18, 2006        By /S/ G. PATRICK CORYDON
      -----------------------       --------------------------------
                                    G. Patrick Corydon,
                                    Senior Vice President - Finance
                                    (Principal Financial and
                                      Accounting Officer)

                              BALDWIN & LYONS, INC.

                       Form 10-Q/A for the fiscal quarter
                            ended September 30, 2005



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