Form 10-K
period 2005-12-31
BALDWIN & LYONS INC
filed 2006-03-15
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                   Commission file number 0-5534
DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the  Securities Act.  Yes [   ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [ X ] Non-accelerated filer [  ]

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2005, based on the closing trade prices on that date, was approximately $185,282,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 8, 2006:

            Common Stock, No Par Value:
                  Class A (voting)                       2,666,666 shares
                  Class B (nonvoting)                   12,148,603 shares

The Index to Exhibits is located on pages 70 through 72.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 2, 2006 are incorporated by reference into Part III.

                                     PART I
                                     ------
ITEM 1.  BUSINESS
-----------------

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

Approximately 70% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2005 was attributable to business produced directly by B & L. Approximately 5% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through retrocessions. The remaining 25% consists primarily of business written by Sagamore which was originated through an extensive network of independent agents.

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

The Insurance Subsidiaries serve various specialty markets as follows:


FLEET TRUCKING INSURANCE
------------------------

Protective provides coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, independent contractors utilized by large trucking companies as well as for medium-sized trucking companies on a first dollar or small deductible basis. Large fleet trucking products are marketed exclusively by the B&L agency organization directly to trucking clients although broker or agent intermediaries are used on a limited basis for certain smaller accounts. The principal types of insurance marketed by Protective are:

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

NON-AFFILIATED ASSUMPTION REINSURANCE
-------------------------------------

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Exposures under these retrocessions are generally in high upper layers, are spread among several geographic regions and are limited so that only a major catastrophic event or series of major events would have a material impact on the Company's operations or financial position.

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in twenty-eight states.

SMALL FLEET TRUCKING INSURANCE
------------------------------

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators with six or fewer power units. These products are marketed through independent agents in thirty-one states.

SMALL BUSINESS WORKERS' COMPENSATION
------------------------------------

The Company discontinued marketing this product in the fourth quarter of 2004.

PROPERTY/CASUALTY LOSSES AND LOSS ADJUSTMENT EXPENSES
-----------------------------------------------------

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries. The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate net exposure for all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, either positive or negative, are reflected in current operations.

The Company's reserves for losses and loss expenses ("reserves") are determined based on evaluations of individual reported claims and by complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) "case basis", (2) "incurred but not reported" and (3) "loss adjustment expense" reserves. Case basis reserves, which comprise approximately 63% of total net reserves at December 31, 2005, are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a "bulk" basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof), geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2005 have been reduced by approximately $4.5 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.5 million lower for the year ended December 31, 2005.

For policies inforce at December 31, 2005, the maximum amount for which Protective insures a trucking risk is $10 million, less the applicable self-insured retention. For trucking liability policies incepted after June 3, 2005, the maximum limits provided by Protective are $5 million, with the exception of one insured for which limits of up to $10 million, less retentions, are provided. Occasionally, limits above $10 million are provided but are 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages. After giving effect to current treaty reinsurance arrangements Protective's maximum exposure to loss from a single occurrence is approximately $2.3 million for the majority of risks insured although, for certain losses, Protective's maximum exposure could be as high as $3.9 million for a single occurrence. Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties. The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions. 2005 and 2004 net premium earned and losses incurred each includes $11,607 and $2,278, respectively, related to such deductible provisions. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 3, 2006 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from less than $100,000 to current levels, as discussed above. Because Protective has, in the past, written multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retention by Protective than those provided by current treaty provisions.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence has never exceeded $250,000.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2005, 2004 and 2003. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 10 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2005. The table on page 11 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2005 as well as the related re-estimated reinsurance recoverable for the same periods.


           RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                              EXPENSES (GAAP BASIS)

                                                                   Year Ended December 31,
                                                              2005           2004           2003
                                                          ------------    -----------    -----------
NET OF REINSURANCE RECOVERABLE:                                         (In thousands)
-------------------------------
  Liability for losses and LAE at the
    Beginning of the year                                   $ 207,137      $ 162,424     $ 144,267

  Provision for losses and LAE:
      Claims occurring during the current year                154,314        141,254       109,324
      Claims occurring during prior years:
         Retrospectively-rated direct business                 (8,014)        (5,400)       (1,281)
         Other direct business                                 (4,468)        (6,689)      (11,663)
         Reinsurance assumed                                   (1,730)        (2,909)          399
         Involuntary residual markets                           1,018            698           618
         Environmental losses                                    (498)          (656)       (1,659)
                                                          ------------    -----------    -----------
                                                              (13,692)       (14,956)      (13,586)
                                                          ------------    -----------    -----------
                                                              140,622        126,298        95,738
  Payments of losses and LAE:
      Claims occurring during the current year                 45,286         43,351        37,625
      Claims occurring during prior years                      60,343         38,234        39,956
                                                          ------------    -----------    -----------
                                                              105,629         81,585        77,581
                                                          ------------    -----------    -----------

  Liability for losses and LAE at end of year                 242,130        207,137       162,424

Reinsurance recoverable on unpaid losses
  at end of the year                                          188,143        233,035       180,025
                                                          ------------    -----------    -----------
Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year               $ 430,273      $ 440,172     $ 342,449
                                                          ============    ===========    ===========


The reconciliation above shows a $13.7 million (6.6%) savings in the liability for losses and LAE recorded at December 31, 2004. The net savings is reflected in 2005 losses incurred, although savings from retrospectively rated policies are largely offset by reductions in premium earned recorded concurrently with the reserve savings. All major product groups produced redundancies during each of the years 2005, 2004 and 2003 with the exception of reinsurance assumed and small business worker's compensation in 2003. The following table is a summary of the above $13.7 million reserve savings by accident year.


 YEARS IN WHICH LOSSES           RESERVE AT          (SAVINGS) DEFICIENCY      % (SAVINGS)
     WERE INCURRED           DECEMBER 31, 2004       RECORDED DURING 2005       DEFICIENCY
-----------------------    ---------------------    ---------------------    ----------------
                                          (IN THOUSANDS)
         2004                   $   97,903              $    (9,109)              (9.3%)
         2003                       41,025                   (3,659)              (8.9%)
         2002                       13,986                   (2,249)             (16.1%)
         2001                       13,289                      (32)               (.2%)
         2000                        1,172                      415               35.4%
     1999 & prior                   39,762                      942                2.4%
                             ------------------      ------------------
                                $  207,137              $   (13,692)              (6.6%)
                             ==================      ==================


The savings recorded for these loss years was derived from varied sources, as follows.

                                               1999
                                              &Prior        2000          2001        2002         2003         2004
                                            -----------  -----------  -----------  -----------  -----------  -----------
Losses and allocated loss
  expenses developed on cases
  known to exist at December
  31, 2004                                    $   725      $    73        $(292)      $ (408)     $(1,302)     $(4,309)
Losses and allocated loss
  expenses reported on cases
  unknown at December 31,
  2004                                            699            7          211          321        1,161        6,804

Unallocated loss expenses paid                    114           17           61          313          607        1,887
Change in reserves for incurred
  but not reported losses and
  loss expenses                                (1,440)         320           86         (945)      (1,309)     (16,225)
                                            -----------  -----------  -----------  -----------  -----------  -----------
Net (savings) deficiency on
  losses from directly-produced
  business                                         98          417           66         (719)        (843)     (11,843)

(Savings)deficiency reported
  under voluntary reinsurance
  assumption agreements and
  residual markets                                844           (2)         (98)      (1,530)      (2,816)       2,734
                                            -----------  -----------  -----------  -----------  -----------  -----------

                            Net savings           942      $   415       $  (32)     $(2,249)     $(3,659)    $ (9,109)
                                            ===========  ===========  ===========  ===========  ===========  ===========


The Company approaches the reserving process from a conservative standpoint. The Company has not altered any of the key assumptions used in the reserving process since the mid-1980's and this process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred, average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2005 for most lines of business.

However, the average settlement amounts of severe trucking claims have tended to increase significantly in recent years.

In the above table, the amounts identified as "net (savings) deficiency on losses from directly-produced business " consist of development on cases known at December 31, 2004, losses reported which were previously unknown at December 31, 2004 (incurred but not reported), unallocated loss expense paid related to accident years 2004 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the above table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets". These amounts relate primarily to the Company's voluntary participation in property catastrophe treaties. The Company records its share of losses from these treaties based on reports from the retrocessionaires and has no control over the establishment of case reserves related to this segment of the Company's business. The Company does, however, establish additional reserves for reinsurance assumed losses to supplement case reserves reported by the ceding companies, when considered necessary.

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

The differences between the liability for losses and LAE reported in the accompanying 2005 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                 (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                 $244,370

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                188,143
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                   360

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                           (2,600)
                                                                                    -----------

  Liability reported on a GAAP basis                                                  $430,273
                                                                                    ===========


The table on page 10 presents the development of GAAP balance sheet liabilities for each year-end 1995 through 2005, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2005. For example, the 1995 liability has developed a $44.0 million redundancy over ten years. That amount has been reflected in income over those ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been favorable. Reserve developments for all years ended in the period 1986 through 2004 have produced redundancies as of December 31, 2005. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during portions of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. To a small degree, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, tort reform (or lack thereof), new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2005 is different from that which generated much of the ten-year historical loss data used to establish reserves in the past few years. In recent years, management has noted trends toward significantly higher settlements and jury awards associated with the more serious trucking liability claims. The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity. In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 10, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 10 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year. For example, as of December 31, 2005, the Company had paid $88.2 million of losses and LAE that had been incurred, but not paid, as of December 31, 1995; thus an estimated $28.8 million in losses incurred through 1995 remain unpaid as of the current financial statement date ($117.0 million incurred less $88.2 million paid).

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1998, but incurred in 1995, will be included in the cumulative development amount for each of the years-end 1995, 1996, and 1997. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 11 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1995 through December 31, 2004 as of December 31, 2005 with a reconciliation of the data to the net amounts shown in the table on page 10. Readers are reminded that the gross data presented on page 11 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by Protective to its trucking customers, much of which is covered by reinsurance. This is particularly true of excess of loss treaties where Protective retains risk in only the lower, more predictable, layers of coverage. Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.

Environmental Matters: The Company's reserves for unpaid losses and loss expenses at December 31, 2005 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Most of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases. Beginning with the year 1994 and through the year ended December 31, 2005, the Company has recorded a total of $6.5 million in losses incurred with respect to environmental claims. Incurred losses to date include a reserve for incurred but not reported environmental losses of $1.5 million at December 31, 2005.

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

                           ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                 (DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31    1995      1996     1997      1998      1999       2000      2001      2002      2003     2004      2005
---------------------- --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables          $161,001  $154,039  $151,013  $143,515  $130,345  $119,905  $137,406  $144,267  $162,424  $207,137  $242,130

Liability Re-estimated
  as of:
    One Year Later       148,756   146,201   140,272   132,906   122,238   119,018   127,398   130,681   147,468  193,445
    Two Years Later      140,811   135,125   128,743   124,878   124,540   112,558   118,055   125,731   142,771
    Three Years Later    130,540   123,775   122,211   124,367   119,379   103,251   118,712   124,693
    Four Years Later     122,792   119,862   122,674   121,021   111,476   105,508   119,925
    Five Years Later     120,410   121,445   119,632   114,456   113,720   106,757
    Six Years Later      122,060   120,995   113,150   115,007   114,546
    Seven Years Later    122,162   114,660   113,917   115,321
    Eight Years Later    116,258   115,650   114,767
    Nine Years Later     117,180   116,420
    Ten Years Later      117,048

Cumulative Redundancy   $ 43,953  $ 37,619  $ 36,246  $ 28,194  $ 15,799  $ 13,148  $ 17,481  $ 19,574  $ 19,653  $ 13,692
                        ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

Cumulative Amount of
  Liability Paid
  Through:
    One Year Later      $ 27,825  $ 26,934  $ 25,088  $ 30,214    30,239  $ 31,132  $ 30,249  $ 39,956  $ 38,234  $ 60,343
    Two Years Later       43,016    43,280    43,311    48,416    49,068    47,060    55,724    57,522    62,380
    Three Years Later     55,515    55,834    55,180    60,594    60,427    58,618    64,489    69,959
    Four Years Later      62,740    63,998    64,370    66,679    69,374    64,574    71,038
    Five Years Later      69,747    71,089    68,807    74,861    73,958    69,316
    Six Years Later       75,496    74,482    76,657    77,957    78,150
    Seven Years Later     78,228    79,547    79,428    81,530
    Eight Years Later     83,104    82,555    81,752
    Nine Years Later      86,096    84,653
    Ten Years Later       88,164



ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(THOUSANDS OF DOLLARS)

YEAR ENDED DECEMBER 31   1995      1996      1997      1998      1999      2000      2001      2002      2003      2004      2005
---------------------- --------- --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
DIRECT AND ASSUMED:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses   $211,032  $196,441  $196,715  $193,996  $173,115  $182,124  $246,816  $277,309  $342,449  $440,172  $430,273

Liability Re-estimated
  as of December 31,
  2005                   149,383   146,267   142,963   150,363   179,216   207,275   253,978   291,256   329,684   426,884

Cumulative (Deficiency)
Redundancy                61,649    50,174    53,752    43,633    (6,101)  (25,151)   (7,162)  (13,947)   12,765    13,288

CEDED:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses     50,031    42,402    45,702    50,481    42,770    62,219   109,410   133,042   180,025   233,035   188,143

Liability Re-estimated
  as of December 31,
  2005                    32,335    29,847    28,196    35,042    64,670   100,518   134,053   166,563   186,913   233,439

Cumulative (Deficiency)
Redundancy                17,696    12,555    17,506    15,439   (21,900)  (38,299)  (24,643)  (33,521)   (6,888)     (404)

NET:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses    161,001   154,039   151,013   143,515   130,345   119,905   137,406   144,267   162,424   207,137   242,130

Liability Re-estimated
  as of December 31,
  2005                   117,048   116,420   114,767   115,321   114,546   106,757   119,925   124,693   142,771   193,445

Cumulative Redundancy     43,953    37,619    36,246    28,194    15,799    13,148    17,481    19,574    19,653    13,692


MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 power units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive. Competitive pressures eased significantly in the period 2001 through 2003, as competitors experienced unfavorable operating results but competition has once again begun to increase during 2004 and 2005 (see comments under "Competition" following). In 2005, fleet trucking products generated approximately 63% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. In determining the volume of catastrophe reinsurance assumed that it will accept, the Company first determines the exposure that it is willing to accept from a single "maximum foreseeable loss" (MFL) and a "probable maximum loss" (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Currently, the Company's estimate of its exposure to a MFL or a PML is approximately 7% and 4% of consolidated surplus, respectively. However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a MFL or a PML on the Company's surplus.

Since 1995, Sagamore has sold private passenger automobile insurance to nonstandard risks. This program is currently being marketed in twenty-eight mid-western and southern states through independent agents. Sagamore utilizes state-of-the-art technology extensively in marketing its nonstandard automobile product in order to provide superior service to its agents and insureds.

Through its Commercial Division, Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units). This program is currently being marketed in thirty-one states through independent agents. The Commercial Division shares much of the technology utilized by the non-standard automobile division in marketing its products.

INVESTMENTS
-----------

The Company's investment portfolio consists of (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds. In general, funds invested in fixed maturity and short-term instruments are intended to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds. The following discussion will concentrate on the different investment strategies for these two major categories.

At December 31, 2005 the financial statement value of the Company's investment portfolio was approximately $623 million, including $131 million of money market instruments classified as cash equivalents. The adjusted cost of this portfolio was $558 million. A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows:

                                                            December 31
                                                        2005           2004
                                                      --------       --------
      U.S. Government obligations                        13.2%          23.5%
      Municipal bonds                                    21.1           27.7
      Corporate and other bonds                           9.4           10.3
      Short-term                                         32.7           19.1
      Mortgage-backed securities                          4.1            3.3
                                                      --------       --------
        Total fixed maturity and short-term              80.5           83.9
      Common stocks                                      11.5           12.5
      Limited partnerships                                8.0            3.1
      Preferred stocks                                      -             .5
                                                      --------       --------
                                                        100.0%         100.0%
                                                      ========       ========


FIXED MATURITY AND SHORT-TERM INVESTMENTS
-----------------------------------------

The Investment Committee has determined that the Company's insurance subsidiaries will, at all times, hold high grade fixed income securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2005, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 158% of net loss and loss adjustment expense reserves, thus providing a substantial margin.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. During the past several years, and particularly during 2005, short-term yields have approximated those available for five and ten year obligations and, accordingly, the Company has concentrated the investment of new and maturing funds into high quality obligations with maturities of less than one year, which are classified above as short-term. Short-term investments classified as cash and cash equivalents in the consolidated balance sheet include $88.4 million invested in a single money market fund administered by The Northern Trust Company, constituting only about 1% of that fund's net assets.

The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2005. Note that the duration of the portfolio is slightly less than the average life shown below because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

   MATURITIES OF BONDS AND SHORT-TERM INVESTMENTS AT DECEMBER 31 (PAR VALUE)
   -------------------------------------------------------------------------

                                          2005         2004
                                        -------      -------
     Less than one year                   64.7%        57.9%
     1 to 5 years                         26.5         35.0
     5 to 10 years                         1.7          1.4
     More than 10 years                    7.1          5.7
                                        -------      -------
                                         100.0%       100.0%
                                        =======      =======

 Average life of portfolio (years)         2.3          2.2
                                        =======      =======

Fixed income and short-term securities comprised 71.8% of the market value of the Company's total invested assets at December 31, 2005. With the exception of U.S. Government obligations, the fixed income portfolio is widely diversified with no concentrations in any single industry. The largest amount invested in any single issuer was $5.0 million (.8% of total invested assets) although most individual investments are less than $500,000. The Company does not actively trade fixed income securities but typically holds, and has the intent and ability to hold, such investments until maturity. Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed income securities will be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments. For example, during 2005 municipal bonds were decreased as bonds matured and alternative taxable opportunities resulted in higher after tax yields.

Approximately $14.3 million of fixed maturity investments (2.3% of total invested assets) consists of bonds rated as less than investment grade at year end. Approximately 75% of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, at times, the average bond quality of the fund could fall below BBB. The market value of all non-investment grade bonds exceeded cost by 5.9% at December 31, 2005.

The market value of the consolidated fixed maturity portfolio was $1.4 million less than cost at December 31, 2005, before income taxes, which compares to a $1.8 million unrealized gain at December 31, 2004. All declines were determined to result from interest rate increases and not from credit quality. As has been the Company's consistent policy, other than temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue. No fixed income investments met these criteria at December 31, 2005 or 2004. Gross unrealized losses on fixed income securities were $2.5 million in total at December 31, 2005, an average of 1.2% of amortized cost, with no individual issue having more than a 6.3% decline.

EQUITY SECURITIES
-----------------

Because of the large amount of high quality, short-term investments owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. Equity securities comprise 21.0% of the market value of the consolidated investment portfolio at December 31, 2005, but only 11.5% of cost, as long-term holdings have appreciated significantly. The Company's equity securities portfolio consists of approximately 140 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $5.0 million at December 31, 2005 (.8% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years, accounting for the large unrealized gain at the current year end. An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation and all equity securities are considered to be available for sale. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact on current period earnings.

During 2005, the Company disposed of numerous equity securities which were considered to have little near term potential for improvement. These sales generated both gains and losses but netted to a realized gain of $8.6 million. The net effect of other than temporary impairment adjustments included in the investment gains from equity securities was a decrease of $.5 million, or two cents per share, for the year. The reclassification of other than temporary unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at December 31, 2005, regardless of the evaluation of the issuer or the potential for recovery. Net unrealized gains on the equity security portfolio remained level with the prior year, totaling $66.7 million at December 31, 2005. The net gain at year end consisted of $68.6 million of gross unrealized gains and $1.9 million of gross unrealized losses with the average loss on issues where market was less than adjusted cost being 13.1%.

LIMITED PARTNERSHIPS
--------------------

For several years, the Company has invested in various limited partnerships, consisting of real estate development, small venture capital and securities trading activities, as an alternative to direct equity investments. The funds used for these investments are part of the excess capital category mentioned above. At October 31, 2004, the aggregate cost basis of these investments was only $7.8 million. Between November 1, 2004 and December 31, 2005, the cost basis of limited partnership investments increased to $30.9 million, net of distributions received, with the majority of the increase allocated to limited partnerships engaged in securities trading activities, including $15 million committed to trading in the India stock market.

Each of these new investments experienced very favorable earnings during 2005, with the aggregate of the Company's share of such earnings totaling approximately $14.8 million, compared to only $.6 million during 2004. The current year limited partnership value increase is composed of estimated realized income of $5.1 million and estimated unrealized income of $9.7 million, as reported to the Company by the various general partners. The Company follows the equity method of accounting for these investments and records the change in value as a component of net gains or losses on investments. However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions. In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.

INVESTMENT YIELDS
-----------------

After seven years of declining interest rates, and hence lower investment income, the pattern reversed in 2005. Even as the Federal Reserve discount rate and short-term rates increased dramatically during the past eighteen months, medium and long-term rates continue to lag and the yield curve remains flat. In fact, during much of 2005, yields on 30 day securities were essentially equal to those on five and ten year obligations, given the same quality considerations. Since most of the Company's investments fell into the short end of the maturity range, the increase in rates was instantly accretive, with pre-tax net investment income increasing $2.6 million (21%) during 2005. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

                                                       2005            2004
                                                      -------        -------
  Before federal tax:
     Investment income                                  3.3%           2.9%
     Investment income plus investment gains            7.8            4.9
  After federal tax:
     Investment income                                  2.4            2.2
     Investment income plus investment gains            5.4            3.5


Readers are also directed to Note B to the consolidated financial statements and to the Results of Operations on pages 21 and 22 of this document for additional details of investment operations.

EMPLOYEES
---------

As of December 31, 2005, the Company had 276 employees, representing an increase of 1 employee from December 31, 2004.

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

AVAILABILITY OF DOCUMENTS
-------------------------

This Form 10-K and the Company's Code of Conduct will be sent to shareholders without charge upon written request to the Company's Investor Contact at the corporate address. These documents, along with all other filings with the Securities and Exchange Commission are available for review, download or printing from the Company's web site at www.baldwinandlyons.com.

ITEM 101(B), (C)(1)(I) AND (VII), AND (D) OF REGULATION S-K:
------------------------------------------------------------

Reference is made to Note K to the consolidated financial statements which provides information concerning industry segments and is filed herewith under
Item 8, Financial Statements and Supplementary Data.


ITEM 1A.  RISK FACTORS
          ------------

       - THE COMPANY OPERATES IN THE INSURANCE INDUSTRY WHERE MANY OF ITS COMPETITORS ARE LARGER WITH FAR GREATER RESOURCES. Please see the caption "Competition" on this page above for a complete discussion of this risk factor.

       - THE COMPANY, THROUGH ITS INSURANCE SUBSIDIARIES, REQUIRES COLLATERAL FROM ITS INSUREDS COVERING THE INSUREDS' OBLIGATIONS FOR SELF-INSURED RETENTIONS OR DEDUCTIBLES RELATED TO POLICIES OF INSURANCE PROVIDED. SHOULD THE COMPANY, AS SURETY, BECOME RESPONSIBLE FOR SUCH INSURED OBLIGATIONS, THE COLLATERAL HELD MAY PROVE TO BE INSUFFICIENT. For further discussion regarding this risk factor, see Note M to the consolidated financial statements on page 53 of this Form 10-K.

       - THE COMPANY LIMITS ITS RISK TO LOSS FROM POLICIES OF INSURANCE ISSUED BY ITS INSURANCE SUBSIDIARIES THROUGH THE PURCHASE OF REINSURANCE COVERAGE FROM OTHER INSURANCE COMPANIES. SUCH REINSURANCE DOES NOT RELIEVE THE COMPANY FROM ITS RESPONSIBILITY TO POLICYHOLDERS SHOULD THE REINSURERS BE UNABLE TO MEET THEIR OBLIGATIONS TO THE COMPANY UNDER THE TERMS OF THE UNDERLYING REINSURANCE AGREEMENTS. For further discussion regarding this risk factor, see the caption REINSURANCE RECOVERABLE and Notes F and M to the consolidated financial statements on pages 26, 46 and 53, respectively, of this Form 10-K.

       - OPERATING IN THE INSURANCE INDUSTRY, THE COMPANY IS EXPOSED TO LOSS FROM POLICIES OF INSURANCE ISSUED TO ITS POLICYHOLDERS. A LARGE PORTION OF LOSSES RECORDED BY THE COMPANY ARE ESTIMATES OF FUTURE LOSS PAYMENTS TO BE MADE. SUCH ESTIMATES OF FUTURE LOSS PAYMENTS MAY PROVE TO BE INADEQUATE. For further discussion of this risk factor, see the caption PROPERTY/CASUALTY LOSSES AND

          LOSS ADJUSTMENT EXPENSES beginning on page 3, the caption Loss and Loss Expense Reserves beginning on page 27 and Note C to the consolidated financial statements beginning on page 43. All pages referenced are within this Form 10-K.

       - THE COMPANY DERIVES APPROXIMATELY 28% OF ITS DIRECT PREMIUM VOLUME FROM A SINGLE MAJOR CUSTOMER AND ITS INDEPENDENT CONTRACTORS. LOSS OF THIS MAJOR CUSTOMER WOULD SEVERELY REDUCE THE COMPANY'S REVENUE AND EARNINGS POTENTIAL. For further discussion regarding this risk factor, see Notes K and M to the consolidated financial statements beginning on pages 50 and 53, respectively, of this Form 10-K.

       - GIVEN THE COMPANY'S SIGNIFICANT INTEREST-BEARING INVESTMENT PORTFOLIO, A DROP IN INTEREST RATES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S EARNINGS. For further discussion regarding this risk factor, see the caption Market Risk beginning on page 29 of this Form 10-K.

       - THE COMPANY OPERATES IN A REGULATED INDUSTRY. Changes in laws and regulations governing the insurance industry could have a significant impact on the Company's ability to generate income from its insurance company operations.


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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS
         --------------------------------------

The Company's Class A and Class B common stocks are traded on The NASDAQ Stock Market(R) under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2005, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2005 and 2004, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect inter-dealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.


                                      CLASS A                       CLASS B               CASH
                             --------------------------    --------------------------    DIVIDENDS
                                HIGH            LOW           HIGH            LOW        DECLARED
                             -----------    -----------    -----------    -----------  ------------
Year ended December 31:
2005:
FOURTH QUARTER                  $27.000        $24.650       $26.890         $23.330       $  .25
THIRD QUARTER                    28.510         24.760        27.700          24.250          .35
SECOND QUARTER                   31.000         24.540        26.910          24.000          .10
FIRST QUARTER                    26.500         24.610        27.550          24.347          .25

2004:
Fourth Quarter                   28.240         24.300        29.150          24.520         1.00
Third Quarter                    29.230         23.750        26.850          23.100          .15
Second Quarter                   29.750         22.750        30.680          22.200          .40
First Quarter                    29.150         22.370        30.000          25.000          .50


The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note G to the consolidated financial statements.

The Company has paid quarterly cash dividends continuously since 1974. The current regular quarterly dividend rate is $.10 per share. Since the fourth quarter of 2003, the Company has paid an extra cash dividend in all but the second quarter of 2005 in recognition of the Company's more than adequate capitalization, the favorable income tax rates available to individuals on dividends and excellent earnings over the past three years. Total extra dividends paid in 2005 and 2004 were $.55 and $1.65 per share, respectively. The Board intends to address the subject of dividends at each of its future meetings considering the Company's earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                         YEAR ENDED DECEMBER 31
                                                 --------------------------------------------------------------------
                                                     2005          2004          2003          2002         2001
                                                 ------------  ------------  ------------  ------------  ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DIRECT AND ASSUMED PREMIUMS WRITTEN                $ 222,445     $ 247,099     $ 227,614     $ 173,294     $ 120,308

NET PREMIUMS EARNED                                  186,165       172,145       146,153       104,392        83,138

NET INVESTMENT INCOME                                 14,840        12,287        12,873        14,964        17,626

NET GAINS (LOSSES) ON INVESTMENTS                     22,981         9,770         9,990       (16,445)        5,053

LOSSES AND LOSS EXPENSES INCURRED                    140,622 <F7>  126,298        95,738        68,107         81,870 <F6>

NET INCOME                                            34,223        30,306        33,075        12,366          5,390

EARNINGS PER SHARE -- NET INCOME <F1>,<F2>              2.30          2.05          2.25           .84           0.35

CASH DIVIDENDS PER SHARE <F2>,<F3>                       .95          2.05           .65           .32            .32

INVESTMENT PORTFOLIO <F4>                            622,920       577,428       515,843       448,520        439,434

TOTAL ASSETS                                         860,358       866,914       768,582       644,027        600,782

SHAREHOLDERS' EQUITY                                 346,685       326,548       324,574       284,588        288,360

COST OF TREASURY SHARES PURCHASED                          -             -             -         8,978          2,154

BOOK VALUE PER SHARE (1),(2)                           23.31         22.04         22.00         19.43          18.98

UNDERWRITING RATIOS (5):
   Losses and loss expenses                            75.5%         73.4%         65.5%         65.2%          98.5%

   Underwriting expenses                               22.0%         24.0%         26.5%         26.1%          24.3%

   Combined                                            97.5%         97.4%         92.0%         91.3%         122.8%


<F1> Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

<F2> All per share amounts have been adjusted for the five-for-four stock split effective February 17, 2003.

<F3> Includes regular dividends of $.40 per share for each year and extra dividends of $.55, $1.65 and $.25 per share for 2005, 2004 and 2003, respectively.

<F4> Includes money market instruments classified with cash in the Consolidated
     Balance Sheets.

<F5> Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.

<F6> Includes $20,000 relating to the events of September 11, 2001.

<F7> Includes $17,595 relating to Hurricanes Katrina, Rita and Wilma.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods different from when they are incurred, at times, operating cash flows may turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2005, positive cash flow from operations totaled $48.9 million compared to $72.3 million in 2004. The decrease in cash flow from operations is due largely to a $24.0 million increase in net losses paid during 2005 resulting from the settlement of several large prior year claims.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has maintained and, during 2005, increased its short-term position with respect to the vast majority of its fixed maturity investments in anticipation of interest rate increases, such as those that occurred in 2005. The average contractual life of the Company's bond and short-term investment portfolio has remained just above two years and the average duration has remained slightly below two years. The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations. The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2005 included $182.0 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $106.7 million of fixed income investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In the event competitive conditions produce inadequate premium rates and the Company chooses to restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses.

Net premiums written by the Company's U.S. insurance subsidiaries for 2005 equaled approximately 43% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note G to the consolidated financial statements, at December 31, 2005, $73.8 million, or 21% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has no debt outstanding at December 31, 2005.


RESULTS OF OPERATIONS
---------------------

2005 COMPARED TO 2004

Direct premiums written for 2005 totaled $209.5 million, a decrease of $27.6 million (12%) from 2004. This decrease is primarily attributable to a decrease in fleet trucking liability premiums of $21.2 million (17%) from 2004 levels. Direct premium writings from the Company's private passenger automobile program also decreased by $2.5 million (6%). Discontinued in 2004, direct premium writings from the Company's small business workers' compensation program decreased by $8.9 million (98%). These decreases were partially offset by increases in the Company's independent contractor and small fleet trucking programs of $4.0 million (9%) and $.9 million (6%), respectively. Large trucking fleet volume decreased as the result of increased rate competition, principally in the layers of coverage above $5 million per occurrence, which resulted in the loss of business and the writing of lower limits for renewed accounts. Increased competitive pressures were also responsible for the decline in premium volume from the private passenger automobile program. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts and the increase in premium volume from the small fleet trucking program was due to geographic expansion.

Premiums assumed from other insurers and reinsurers totaled $11.5 million during 2005, an increase of $2.8 million (32%) from 2004, including $2.0 million of reinstatement premiums related to the 2005 hurricanes. Premium volume from reinsurance assumed will fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company's self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers decreased $38.9 million (50%) during 2005 to $39.7 million as the consolidated percentage of premiums ceded to direct premiums written decreased to 19% for 2005 from 33% for 2004. This decrease is reflective of the Company's increased retention under reinsurance treaties effective in 2004 and 2005 covering large fleet trucking risks. The Company's maximum retained loss under these treaties has increased over the last two years and, as a result, a lower percentage of the direct premiums are ceded to reinsurers. There were no other significant changes to reinsurance treaties during 2005.

After giving effect to changes in unearned premiums, net premiums earned increased 8% to $186.2 million for 2005 from $172.1 million for 2004. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products increased by $18.8 million (17%). Net premiums earned from non-affiliated reinsurance assumed also increased by $2.1 million (22%). These increases were partially offset by decreases in net premiums earned from the Company's small business workers' compensation and private passenger automobile programs of $5.3 million (66%) and $1.9 million (5%), respectively.

The Company has maintained its portfolio of fixed income securities at an increasingly short-term level during the past several years as long-term interest rates were not considered to be sufficiently attractive to commit funds for extended periods. Even as the Federal Reserve discount rate and short-term rates increased dramatically during the past eighteen months, medium and long-term rates continue to lag and the yield curve remains flat. In fact, during much of 2005 yields on 30 day securities were providing yields essentially equal to five and ten year obligations given the same quality considerations. Since most of the Company's investments fell into the short end of the range, the increase in rates was instantly accretive, with pre-tax net investment income increasing $2.6 million (21%) during 2005. The impact on the fourth quarter was even more pronounced, with a 35% increase in pre-tax investment income compared to 2004. The average pre-tax yield on invested assets increased to 3.3% from 2.9% during 2004 (13%) and the after-tax yield of 2.4% compares to 2.2% in 2004. In addition to higher yields, average invested assets increased over 5% during the year.

Net gains on investments, referred to in prior year financial statements as "realized net gains on investments", totaled $23.0 million in 2005 compared to only $9.8 million last year. The increase is attributable to equity in the earnings of limited partnership investments which have increased in significance during 2005. For several years, the Company had invested in various limited partnership ventures, consisting of real estate development, small venture capital and securities trading activities, with a cost basis of $7.8 million as of October 31, 2004. Between November 1, 2004 and December 31, 2005, the cost basis of limited partnership investments increased to $30.9 million, net of distributions received, with the majority of the increase allocated to securities trading activities, including $15 million committed to trading in the India stock market. Each of these new investments experienced very favorable earnings during 2005, with the aggregate of the Company's share of such earnings totaling approximately $14.8 million, compared to only $.6 million during 2004. The Company follows the equity method of accounting for its investments in limited partnerships. To the extent that the limited partnerships include both realized and unrealized gains or losses in their net income, the Company's proportionate share of net income will include unrealized as well as realized gains or losses. The current year limited partnership total is composed of estimated realized income of $5.1 million and estimated unrealized income of $9.7 million, as reported to the Company by the general partners. The other component of this total, gains from direct trading of securities, was $8.2 million in 2005 compared to $9.2 million in 2004, including adjustments attributable to "other-than-temporary impairment", as more fully explained in Note B.

Losses and loss expenses incurred during 2005 increased $14.3 million (11%) to $140.6 million. The increase in losses incurred is due primarily to losses from hurricanes (Katrina, Rita, and Wilma) during 2005 of $17.6 million compared to $5.0 million of losses attributable to the Florida hurricanes during September, 2004. The 2005 consolidated loss and loss expense ratio was 75.5% compared to 73.4% for 2004. The Company's loss and loss expense ratios for individual product lines are summarized in following the table.

Loss and loss expense ratios:
                                                 2005        2004
                                               ---------    --------
Fleet trucking                                    73.2%       79.3%
Private passenger automobile                       60.0        58.7
Small fleet trucking                               59.2        63.5
Voluntary reinsurance assumed                     154.0        59.8
Small business workers' compensation               62.7        92.2
All lines                                          75.5        73.4


The loss and loss expense ratio for fleet trucking products for 2005 reflects a decrease in severity of accidents, particularly in the large fleet excess product. While overall frequency in the trucking lines has not changed significantly, the frequency of severe losses was lower in 2005. The Company's higher retention under recent reinsurance treaty renewals allows for more net volatility in this line of business.

The Company produced an overall savings on the handling of prior year claims during 2005 of $13.7 million. This net savings is included in the computation of loss ratios shown in the table insert. Approximately $8.0 million of this savings relates to retrospectively-rated contracts whereby return premiums were recorded concurrently with the loss savings. The majority of the remaining $5.7 million in savings relates to the Company's large fleet trucking business, generally consistent with, but less than, recent prior years. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to have a high degree of conservatism in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. The Company believes that favorable loss developments are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Changes in both gross premium volumes and the Company's reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2005, before credits for allowances from reinsurers, decreased $4.1 million (8%) to $47.4 million. Gross expenses decreased at a lower rate than the increase in premium volume because much of the Company's expense structure is fixed and does not vary directly with volume. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume. Direct commission expense decreased $2.3 million (18%) due to a decline in business produced by outside agents, predominantly from the discontinued small business workers' compensation product. Resulting primarily from the decrease in direct premium writings, taxes other than federal income and salary-related taxes decreased $1.3 million (18%) from 2004, Most other expense categories were level or down from the prior year as the investment in automation during the past several years has allowed for the handling of higher premium volume without the addition of employees.

Reinsurance ceded credits were $12.7 million (62%) lower in 2005, resulting from the Company retaining a greater percentage of the gross premium for its own account under recent reinsurance treaties. The loss of ceding commission resulted in an $8.5 million increase in net operating expenses for the year.

Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 22.0% during 2005 compared to 24.0% for 2004. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less gains on investments) was 19.0% for 2005 compared with 16.2% for 2004, reflective of the loss of more than 60% of ceding commissions from reinsurers, as discussed above.

The effective federal tax rate for consolidated operations for 2005 was 32.5%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2005 was $34.2 million compared to $30.3 million for 2004. Diluted earnings per share increased to $2.30 in 2005 from $2.05 in 2004. Earnings per share from operations, before gains on investments, was $1.30 in 2005 compared to $1.62 in 2004 with the hurricane losses reducing operating income by $.68 per share in 2005 versus only $.22 in the prior year.


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

Investment gains were $9.8 million in 2004 compared to gains of $10.0 million for 2003. The current year's net gain consisted of gains on equity securities of $8.5 million, gains on fixed maturities of $1.9 million, and losses on other investments of $.6 million. Net gains for the current year include a net gain of $1.2 million attributable to the process of accounting for "other than temporary impairment" in the investment portfolio. The net gain includes $2.4 million representing subsequent appreciation on previously written down securities disposed of during 2004 offset by additional write downs during the year.

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

The Company produced an overall savings on the handling of prior year claims during 2004 of $15.0 million, including $5.4 million attributable to retrospectively-rated policies. Approximately $6.7 million of the remainder is attributable to the Company's direct business, principally large fleet trucking products. See comments regarding prior year savings in the comparison of 2005 to 2004.

Other operating expenses for 2004, before credits for allowances from reinsurers, increased $.9 million (2%) to $51.5 million. Gross expenses increased at a lower rate than the increase in premium volume because much of the Company's expense structure is fixed and does not vary directly with volume. Direct commission expense increased $.8 million (7%) due to growth in business produced by outside agents. Resulting primarily from the increase in premium earned, taxes other than federal income and salary-related taxes increased $.7 million (12%) from 2003. Most other expense categories were level or down from the prior year.

Reinsurance ceded credits were $.4 million (2%) higher in 2004, in line with higher reinsurance ceded premiums. While the dollars of reinsurance ceded credits were higher this year, the ratio of reinsurance ceded credits to gross acquisition costs declined because Protective is retaining a greater percentage of the gross premium for its own account under recent reinsurance treaties.

The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 24.0% during 2004 compared to 26.5% for 2003. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less gains on investments) was 16.2% for 2004 compared with 18.4% for 2003, and reflects the fixed nature of certain of the Company's expenses, as discussed above.

The effective federal tax rate for consolidated operations for 2004 was 31.1%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2004 was $30.3 million compared to $33.1 million for 2003. Diluted earnings per share decreased to $2.05 in 2004 from $2.25 in 2003. Earnings per share from operations, before gains on investments, was $1.62 in 2004 compared to $1.81 in 2003.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's significant accounting policies are discussed in Note A to the consolidated financial statements. The following discussion is provided to highlight areas of the Company's accounting policies which are material and/or subject to significant degrees of judgment.


INVESTMENT VALUATION

All marketable securities are included in the Company's balance sheet at current fair market value.

Approximately 72% of the Company's assets are composed of investments at December 31, 2005. Approximately 93% of these investments are publicly-traded, owned directly and have readily-ascertainable market values. The remaining 7% of investments are composed of minority interests in thirteen limited partnerships. These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment. These partnerships, themselves, do not have readily-determinable market values. Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships. While the majority of the underlying assets at December 31, 2005 are publicly-traded securities, a significant minority have been valued by the partnerships using their experience and judgment. In addition, approximately

$14.3 million of fixed maturity investments (2% of total invested assets) consists of bonds rated as less than investment grade at year end. The majority of this total is composed of shares in a widely diversified high yield municipal bond fund where exposure to default by any single issuer is extremely limited. Further, the average bond quality of assets held in this fund at year end was BBB, which would be considered investment grade. We have included the investment in this fund in the total of non-investment grade bonds since, under the terms of the fund, the average bond quality could fall below BBB.

In determining if and when a decline in market value below cost is other than temporary, we first make an objective analysis of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other than temporary impairment, without any subjective evaluation as to possible future recovery, except where substantial recovery to cost has actually occurred prior to the issuance of the financial statements. For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other than temporary. In those instances, the Company also considers its intent and ability to hold investments until recovery or maturity. For any decline which is considered to be other than temporary, we recognize an impairment loss in the current period earnings as an investment loss. Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax credits.

It is important to note that all investments included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other than temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other than temporary decline) as opposed to a charge to shareholders' equity (temporary decline). Subsequent recoveries in value of investments which have incurred an other than temporary impairment adjustment are accounted for as unrealized gains until the security is actually disposed of or sold. At December 31, 2005, unrealized gains include $6.0 million of appreciation on investments previously adjusted for other than temporary impairment, compared to a $5.1 million of impairment write-downs at that date. See Note B to the consolidated financial statements for additional detail with respect to this process. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in automatic income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2005, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2005, the total gross unrealized loss included in the Company's investment portfolio was less than $4.5 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other than temporary at December 31, 2005, investment gains would have decreased by $.19 per share for the year. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2005.


REINSURANCE RECOVERABLE

Amounts recoverable under the terms of reinsurance contracts comprise approximately 22% of total Company assets as of December 31, 2005. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer's portion of the loss. The financial condition of each of the Company's reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the highest credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process. See Notes F and M to the consolidated financial statements, on pages 46 and 52, for further discussion of reinsurance and concentrations of credit risk with respect to reinsurance recoverable.


LOSS AND LOSS EXPENSE RESERVES

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) "case basis", (2) "incurred but not reported" and (3) "loss adjustment expense" reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a "bulk" basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, tort reform (or lack thereof) and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.


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


FEDERAL INCOME TAX CONSIDERATIONS

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities reported at December 31, 2005 and 2004 consisted of:

                                        2005           2004
                                    -------------  ------------
Total deferred tax liabilities         $ 29,109      $ 26,630
Total deferred tax assets                15,055        14,553
                                    -------------  ------------
Net deferred tax liabilities           $ 14,054      $ 12,077
                                    =============  ============


Deferred tax assets at December 31, 2005, include approximately $12,176 related to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future. An additional $1,775 relates to impairment adjustments made to investments, as required by accounting regulations. The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets, approximately $1,104, consists of various normal operating expense accruals and is not considered to be material. As a result of its analysis, management does not believe that any of these assets are impaired at December 31, 2005.

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


MARKET RISK
-----------

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, equities market prices and, to a far lesser extent, foreign currency rate fluctuations. All of the Company's invested assets, with the exception of investments in limited partnerships, are classified as available for sale and are listed as such in Note B to the consolidated financial statements.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have the greatest potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2005 was $130.8 million or approximately 21% of invested assets. This market valuation includes $66.7 million of appreciation over the cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

The Company's fixed maturity portfolio totaled $265.4 million at December 31, 2005. Approximately 80% of this portfolio is made up of U. S. Government and government agency obligations and state and municipal debt securities; 84% of the portfolio matures within 5 years; and the average life of the Company's fixed maturity investments is approximately 2.4 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations.

Reference is made to the discussion of limited partnership investments in the Critical Accounting Policies portion of this report. All of the market risks attendant to equity securities apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships. In addition, these investments are illiquid. There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments. As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company's other investments, where income is reported only when a security is actually sold.

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

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $4.2 million at December 31, 2005. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $4.0 million at December 31, 2005. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2006 is equal to more than 100% of net loss and loss expense reserves at December 31, 2005.

The Company's exposure to foreign currency risk is not material.


CONTRACTUAL OBLIGATIONS
-----------------------

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2005.

                                                                PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------------------------------
                                           TOTAL       LESS THAN 1        1 - 3         3 - 5       MORE THAN
                                                           YEAR           YEARS         YEARS        5 YEARS
                                         ----------   -------------     ----------    ----------   -----------
                                                                 (DOLLARS IN MILLIONS)
Loss and loss expense reserves             $ 430.3        $ 116.2        $ 111.9         $ 50.3       $ 151.9

Investment commitments                         3.6            3.6              -              -             -

Operating leases                               3.2            1.2            2.0              -             -
                                         ----------    -------------    ----------    ----------    -----------

                               Total       $ 437.1        $ 121.0        $ 113.9         $ 50.3       $ 151.9
                                         ==========    =============    ==========    ==========    ===========


The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table. Timing of the collection of the related reinsurance recoverable, estimated to be $186.1 million at December 31, 2005, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments the Company owned at December 31, 2005.

                           ANNUAL REPORT ON FORM 10-K






               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA









                          YEAR ENDED DECEMBER 31, 2004

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Baldwin & Lyons, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.




                                                       /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 10, 2006

CONSOLIDATED BALANCE SHEETS
BALDWIN & LYONS, INC. AND SUBSIDIARIES


                                                                                                December 31
                                                                                        2005                 2004
                                                                                   ----------------     ---------------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Investments:
    Fixed maturities                                                                     $ 265,419           $ 331,281
    Equity securities                                                                      130,785             133,042
    Limited partnerships                                                                    44,727              15,765
    Short-term and other                                                                    51,060              36,630
                                                                                   ----------------     ---------------
                                                                                           491,991             516,718

Cash and cash equivalents                                                                  126,551              57,384
Accounts receivable--less allowance
   (2005, $1,046; 2004, $1,161)                                                             30,270              33,481
Accrued investment income                                                                    3,513               3,774
Reinsurance recoverable                                                                    191,440             234,817
Prepaid reinsurance premiums                                                                     -               5,000
Deferred policy acquisition costs                                                            4,376               4,797
Property and equipment--less accumulated depreciation
    (2005, $9,079; 2004, $9,696)                                                             5,396               5,236
Notes receivable from employees                                                              2,339               2,514
Other assets                                                                                 4,482               3,193
                                                                                   ----------------     ---------------
                                                                                         $ 860,358           $ 866,914
                                                                                   ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Reserves:
    Losses and loss expenses                                                             $ 430,273           $ 440,172
    Unearned premiums                                                                       29,688              33,233
                                                                                   ----------------     ---------------
                                                                                           459,961             473,405

Reinsurance payable                                                                            342               4,899
Note payable                                                                                     -               6,000
Accounts payable and other liabilities                                                      37,435              43,325
Current federal income taxes                                                                 1,881                 660
Deferred federal income taxes                                                               14,054              12,077
                                                                                   ----------------     ---------------
                                                                                           513,673             540,366
Shareholders' equity:
    Common stock, no par value:
       Class A voting -- authorized 3,000,000 shares;
            outstanding -- 2005 and 2004, 2,666,666 shares                                     114                 114
       Class B non-voting -- authorized 20,000,000 shares;
            outstanding -- 2005, 12,135,671 shares; 2004, 12,056,124 shares                    518                 514
    Additional paid-in capital                                                              38,894              37,083
    Unrealized net gains on investments                                                     42,440              44,497
    Retained earnings                                                                      264,719             244,340
                                                                                   ----------------     ---------------
                                                                                           346,685             326,548
                                                                                   ----------------     ---------------
                                                                                         $ 860,358           $ 866,914
                                                                                   ================     ===============
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
BALDWIN & LYONS, INC. AND SUBSIDIARIES



                                                                                          Year Ended December 31
                                                                              2005                 2004                 2003
                                                                         ----------------     ----------------     ---------------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                     $   186,165          $   172,145         $   146,153
    Net investment income                                                        14,840               12,287              12,873
    Net gains on investments                                                     22,981                9,770               9,990
    Commissions, service fees and other income                                    6,918                7,131               6,232
                                                                         ----------------     ----------------     ---------------
                                                                                230,904              201,333             175,248
EXPENSES:
    Losses and loss expenses incurred                                           140,622              126,298              95,738
    Other operating expenses                                                     39,607               31,046              30,477
                                                                         ----------------     ----------------     ---------------
                                                                                180,229              157,344             126,215
                                                                         ----------------     ----------------     ---------------
                                  INCOME BEFORE FEDERAL INCOME TAXES             50,675               43,989              49,033

Federal income taxes                                                             16,452               13,683              15,958
                                                                         ----------------     ----------------     ---------------
                                                          NET INCOME        $    34,223          $    30,306          $   33,075
                                                                         ================     ================     ===============

Per share data:
                                                    DILUTED EARNINGS        $      2.30          $      2.05          $     2.25
                                                                         ================     ================     ===============

                                                      BASIC EARNINGS        $      2.32          $      2.07          $     2.27
                                                                         ================     ================     ===============

                                                           DIVIDENDS        $       .95          $      2.05          $      .65
                                                                         ================     ================     ===============

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
BALDWIN & LYONS, INC. AND SUBSIDIARIES


                                                                            2005                 2004                 2003
                                                                       ----------------     ----------------     ---------------
                                                                                        (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                      $  244,340          $  243,695           $  219,079
    Unrealized gains on investments                                            44,497              44,837               29,640
                                                                       ----------------     ----------------     ---------------
                                                                              288,837             288,532              248,719

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                                 34,223              30,306               33,075

    Gains on investments:
        Pre-tax holding gains arising during period,
            excluding limited partnerships                                      4,987               8,619               33,170
        Federal income taxes                                                    1,746               3,017               11,609
                                                                       ----------------     ----------------     ---------------
                                                                                3,241               5,602               21,561

        Pre-tax gains during period included in net income,
            excluding limited partnerships                                     (8,150)             (9,143)              (9,790)
        Federal income taxes                                                   (2,852)             (3,201)              (3,426)
                                                                       ----------------     ----------------     ---------------
                                                                               (5,298)             (5,942)              (6,364)
                                                                       ----------------     ----------------     ---------------

        Change in unrealized gains on investments                              (2,057)               (340)              15,197

    Foreign exchange adjustment                                                   186                 413                1,011
                                                                       ----------------     ----------------     ---------------

                             TOTAL REALIZED AND UNREALIZED INCOME              32,352              30,379               49,283

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                       (14,030)            (30,074)              (9,470)
                                                                       ----------------     ----------------     ---------------
                                                    TOTAL CHANGES              18,322                 305               39,813
                                                                       ----------------     ----------------     ---------------

BALANCES AT END OF YEAR:
    Retained earnings                                                         264,719             244,340              243,695
    Unrealized gains on investments                                            42,440              44,497               44,837
                                                                       ----------------     ----------------     ---------------
                                                                           $  307,159          $  288,837           $  288,532
                                                                       ================     ================     ===============

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                                                        Year Ended December 31
                                                                                 2005            2004            2003
                                                                            --------------  --------------  --------------
                                                                                        (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
   Net income                                                                   $ 34,223        $ 30,306        $ 33,075
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                         (162)            211           4,275
         Change in accrued investment income                                         261              74             213
         Change in reinsurance recoverable on paid losses                         (2,127)          2,073             779
         Change in loss and loss expense reserves net of reinsurance              35,433          45,087          17,439
         Change in other assets, other liabilities and current income taxes       (4,389)         (1,626)          7,252
         Amortization of net policy acquisition costs                              6,259          (3,512)         (4,431)
         Net policy acquisition costs deferred                                    (5,839)          4,024           3,299
         Provision for deferred income taxes                                       3,084            (940)           (743)
         Bond amortization                                                         2,858           3,722           2,802
         Loss on sale of property                                                     16              14              17
         Depreciation                                                              2,045           2,425           2,741
         Net gains on investments                                                (22,981)         (9,770)         (9,990)
         Compensation expense related to discounted stock options                    197             256             143
                                                                            --------------  --------------  --------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES           48,878          72,344          56,871

INVESTING ACTIVITIES:
   Purchases of fixed maturities and equity securities                          (133,625)       (177,257)       (205,251)
   Purchases of limited partnership interests                                    (16,433)         (9,643)           (890)
   Proceeds from maturities                                                      124,480          95,136          85,429
   Proceeds from sales of fixed maturities                                        35,559          17,279          34,492
   Proceeds from sales of equity securities                                       43,123          56,684          61,764
   Net purchases of short-term investments                                       (14,654)         (5,967)        (27,529)
   Distributions from limited partnerships                                         2,302             637              63
   Decrease in principal balance of
      notes receivable from employees                                                169           2,223           2,676
   Purchases of property and equipment                                            (2,420)         (1,580)         (2,437)
   Proceeds from disposals of property and equipment                                 200             111             130
                                                                            --------------  --------------  --------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           38,701         (22,377)        (51,553)

FINANCING ACTIVITIES:
   Dividends paid to shareholders                                                (14,030)        (30,074)         (9,470)
   Proceeds from sale of common stock                                              1,618           1,413              31
   Drawing on line of credit                                                           -           6,000               -
   Repayment on line of credit                                                    (6,000)              -          (7,500)
                                                                            --------------  --------------  --------------
                                  NET CASH USED IN FINANCING ACTIVITIES          (18,412)        (22,661)        (16,939)
                                                                            --------------  --------------  --------------
                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           69,167          27,306         (11,621)
Cash and cash equivalents at beginning of year                                    57,384          30,078          41,699
                                                                            --------------  --------------  --------------
                               CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 126,551        $ 57,384        $ 30,078
                                                                            ==============  ==============  ==============

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Baldwin & Lyons, Inc. and Subsidiaries
(DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries ("the Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds, notes and redeemable preferred stocks) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (non-redeemable preferred stocks and common stocks) are carried at quoted market prices (fair value). Limited partnerships are accounted for using the equity method with the corresponding change in value recorded as a component of net gains or losses on investments. Other investments are carried at either market value or cost, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity unless a decline in value is determined to be other than temporary, in which case, the loss is charged to income. In determining if and when a decline in market value below cost is other than temporary, an objective analysis is made of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other than temporary impairment, without any subjective evaluation as to possible future recovery. Although the Company has classified fixed maturity investments as available for sale, it has the ability to, and generally does, hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

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

RECOGNITION OF REVENUE AND COSTS: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned. The Company does not defer acquisition costs which are not directly variable with the production of premium and are not refundable in the event of policy cancellation. If it is determined that expected losses and deferred expenses will exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency. In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

REINSURANCE: Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other insurers have been reported as a reduction of premium earned. Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets. Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods. Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods. Estimates of reinstatement premiums on reinsurance assumed contracts covering catastrophic events are recorded concurrently with the related loss.

Should impairment in the ability of a reinsurer to satisfy its obligations to the Company be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges, when incurred, are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

The Company accounts for foreign reinsurance assumed using the periodic method. Under the periodic method, premiums from foreign reinsurance assumed are recognized as revenue over the contract term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

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

EARNINGS PER SHARE: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See NOTE I - EARNINGS PER SHARE.

COMPREHENSIVE INCOME: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders' equity. Foreign exchange adjustments are not material and the Company has no defined benefit pension plan.

The enclosed STATEMENT OF CHANGES IN EQUITY OTHER THAN CAPITAL refers to comprehensive income as TOTAL REALIZED AND UNREALIZED INCOME. Items of other comprehensive income included in this statement are referred to as CHANGE IN UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND FOREIGN EXCHANGE ADJUSTMENT. A reclassification adjustment to other comprehensive income is made for GAINS DURING PERIOD INCLUDED IN NET INCOME.

RECLASSIFICATION: Certain prior year balances have been reclassified to conform to the current year presentation. All share amounts have been restated for the five-for-four stock split declared in February, 2003.

NOTE B - INVESTMENTS
The following is a summary of investments at December 31:

                                                                                                                NET
                                                               COST OR         GROSS           GROSS         UNREALIZED
                                                FAIR          AMORTIZED      UNREALIZED      UNREALIZED        GAINS
                                                VALUE           COST           GAINS           LOSSES         (LOSSES)
                                            --------------  -------------  --------------  --------------  -------------
2005:
   U. S. government obligations                $ 72,913        $ 73,552       $      2       $    (641)      $    (639)
   Mortgage-backed securities                    22,678          23,079             15            (416)           (401)
   Obligations of states and
       political subdivisions                   117,766         118,001            765          (1,000)           (235)
   Corporate securities                          45,260          45,402            286            (428)           (142)
   Foreign government obligations                 6,802           6,746             56               -              56
                                            --------------  -------------  --------------  --------------  -------------
      Total fixed maturities                    265,419         266,780          1,124          (2,485)         (1,361)
   Equity securities                            130,785          64,131         68,597          (1,943)         66,654
   Limited partnerships                          44,727          44,727              -               -               -
   Short-term                                    51,060          51,060              -               -               -
                                            --------------  -------------  --------------  --------------  -------------
      Total available-for-sale securities     $ 491,991       $ 426,698      $  69,721       $  (4,428)         65,293
                                            ==============  =============  ==============  ==============
                                                                        Applicable federal income taxes        (22,853)
                                                                                                           -------------
                                                                     Net unrealized gains - net of tax      $   42,440
                                                                                                           =============
2004:
   U. S. government obligations               $ 119,469       $ 119,529       $    393      $     (453)       $    (60)
   Mortgage-backed securities                    16,505          16,559            126            (180)            (54)
   Obligations of states and
       political subdivisions                   141,436         140,908            898            (370)            528
   Corporate securities                          46,962          45,799          1,350            (187)          1,163
   Foreign government obligations                 6,909           6,735            174               -             174
                                            --------------  -------------  --------------  --------------  -------------
      Total fixed maturities                    331,281         329,530          2,941          (1,190)          1,751
   Equity securities                            133,042          66,320         67,302            (580)         66,722
   Limited partnerships                          15,765          15,765              -               -               -
   Short-term and other                          36,630          36,646              -             (16)            (16)
                                            --------------  -------------  --------------  --------------  -------------
      Total available-for-sale securities     $ 516,718       $ 448,261      $  70,243     $    (1,786)         68,457
                                            ==============  =============  ==============  ==============
                                                                       Applicable federal income taxes         (23,960)
                                                                                                           -------------
                                                                     Net unrealized gains - net of tax      $   44,497
                                                                                                           =============


The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

                                                       2005                                    2004
                                    ---------------------------------------    -----------------------------------------
                                                                  GROSS                                       GROSS
                                     NUMBER OF                 UNREALIZED       NUMBER OF                   UNREALIZED
                                    SECURITIES   FAIR VALUE       LOSS         SECURITIES    FAIR VALUE        LOSS
                                    ----------  ------------  -------------    -----------  -------------  -------------
Fixed maturity securities:
 12 months of less                         97     $ 237,130    $    (937)             104    $ 160,416       $   (747)
 Greater than 12 months                    68         9,969       (1,548)              13       22,973           (443)
                                    ----------  ------------  -------------    -----------  -------------  -------------
       Total fixed maturities             165       247,099       (2,485)             117      183,389         (1,190)
Equity securities:
 12 months of less                         22         7,188       (1,779)              13        5,036           (580)
 Greater than 12 months                     3         1,143         (164)               -            -              -
                                    ----------  ------------  -------------    -----------  -------------  -------------
      Total equity securities              25         8,331       (1,943)              13        5,036           (580)
                                    ----------  ------------  -------------    -----------  -------------  -------------
     Total fixed maturity and
            equity securities             190     $ 255,430    $  (4,428)             130    $ 188,425      $  (1,770)
                                    ==========  ============  =============    ===========  =============  =============


The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                  Cost or
                                                                                                 Amortized
                                                                                Fair Value          Cost
                                                                                ------------    -------------
One year or less                                                                  $ 106,984        $ 106,715
Excess of one year to five years                                                    116,289          117,260
Excess of five years to ten years                                                     4,849            4,921
Excess of ten years                                                                  14,619           14,805
                                                                                ------------    -------------
   Total maturities                                                                 242,741          243,701
Mortgage-backed securities                                                           22,678           23,079
                                                                                ------------    -------------
                                                                                  $ 265,419        $ 266,780
                                                                                ============    =============


There is no primary or secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. The Company has commitments to contribute an additional $3.6 million to various limited partnerships as of December 31, 2005.

Major categories of investment income for the years ended December 31 are summarized as follows:

                                           2005              2004              2003
                                      ---------------    --------------    -------------
Fixed maturities                           $   9,847        $   10,231       $   11,275
Equity securities                              2,117             2,443            2,367
Money market funds                             2,595               540              354
Short-term and other                           1,722               493              311
                                      ---------------    --------------    -------------
                                              16,281            13,707           14,307
Investment expenses                           (1,441)           (1,420)          (1,434)
                                      ---------------    --------------    -------------
               NET INVESTMENT INCOME      $   14,840        $   12,287       $   12,873
                                      ===============    ==============    =============


Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

                                           2005             2004            2003
                                      ---------------  --------------  -------------
Fixed maturities:
   Gross gains                            $    265       $    2,214      $   1,122
   Gross losses                               (586)            (364)          (584)
                                      ---------------  --------------  -------------
      Net gains (losses)                      (321)           1,850            538

Equity securities:
   Gross gains                              10,094           10,534         15,754
   Gross losses                             (1,529)          (1,994)        (6,502)
                                      ---------------  --------------  -------------
      Net gains                              8,565            8,540          9,252

Limited partnerships - net gain             14,831              626            200

Other - net loss                               (94)          (1,246)             -
                                      ---------------  --------------  -------------
        TOTAL NET GAINS (LOSSES)       $    22,981        $   9,770      $   9,990
                                      ===============  ==============  =============


The 2005 net gains from limited partnerships, as shown in the above table, include approximately $9.7 million of unrealized gains as reported in the net income of the various partnerships. Shareholders' equity includes approximately $8.9 million, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2005.

Gain and loss activity for fixed maturity and equity security investments, as shown in the above table, include adjustments for other than temporary impairment for the years ended December 31 and is summarized as follows:

Activity with respect to other than temporary impairment of investments for the years ended December 31 is summarized as follows:

                                                                       2005            2004            2003
                                                                   ------------    -------------   -------------
Cumulative charges to income at beginning of year                    $  4,523        $   5,765        $  7,234
Write-downs based on objective criteria                                 1,260            1,143           2,394
Recovery of prior write-downs upon sale or disposal                      (713)          (2,385)         (3,863)
                                                                   ------------    -------------   -------------
Cumulative charges to income at end of year                          $  5,070        $   4,523        $  5,765
                                                                   ============    =============   =============

Net pre-tax realized gain (loss)                                    ($    547)       $   1,242        $  1,469
                                                                   ============    =============   =============

Addition (reduction) to earnings per share                           $   (.02)       $     .05        $    .06
                                                                   ============    =============   =============

Unrealized gain on investments previously
   written down at end of the year - see note below                  $  5,957        $   4,201        $  4,319
                                                                   ============    =============   =============

Note: Recovery in market value of an investment which has previously been adjusted for other than temporary impairment is treated as an unrealized gain until the investment is disposed of.

During the three years ended December 31, 2005, substantially all of the Company's fixed income portfolio was managed by ABN AMRO Asset Management (ABN). A director of the Company is an executive officer of ABN. Management fees paid to ABN were $232, $379 and $366 during 2005, 2004 and 2003, respectively. The agreement with ABN was terminated effective October 1, 2005 and management of this portion of the Company's investment portfolio was transferred to a new, non-affiliated, manager.

The Company utilized the services of a broker-dealer firm of which a director of the Company is an executive officer and owner. This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed income portfolio with market values of approximately $4,092 and $16,455, respectively, at December 31, 2005. The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments. Total commissions and fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $279, $151 and $151 during 2005, 2004 and 2003, respectively. The Company had previously entered into an agreement with an associate of this broker-dealer for management of a portion of its equity securities portfolio. That agreement was terminated during the third quarter of 2005. That associate earned performance-based compensation and management services fees and expense reimbursements totaling approximately $90, $307 and $2,333 during 2005, 2004 and 2003, respectively. The Company has been informed that the broker-dealer retained none of this compensation for its own account.

The Company has invested a total of $24,000 in three limited partnerships managed by organizations in which two directors of the Company are executive officers, directors and owners. The Company's ownership interest in these limited partnerships ranges from 6% to 31%. These limited partnerships have an aggregate market value of $31,292 at December 31, 2005 and contributed $7,145 to equity method earnings in 2005. During 2005, the Company has recorded $481 in management fees and $1,687 in performance-based fees to these organizations for management of these limited partnerships. Fees paid in 2004 and 2003, for management of only one limited partnership, were $21 and $46, respectively. The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $22,317 at December 31, 2005.

NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                                          Year Ended December 31,
                                                                                   2005            2004             2003
                                                                               -------------    ------------    -------------
Reserves at the beginning of the year                                             $207,137         $162,424       $144,267

Provision for losses and loss expenses:
   Claims occurring during the current year                                        154,314          141,254        109,324
   Claims occurring during prior years                                             (13,692)         (14,956)       (13,586)
                                                                               -------------    ------------    -------------
      Total incurred                                                               140,622          126,298         95,738

Loss and loss expense payments:
   Claims occurring during the current year                                         45,286           43,351         37,625
   Claims occurring during prior years                                              60,343           38,234         39,956
                                                                               -------------    ------------    -------------
      Total paid                                                                   105,629           81,585         77,581
                                                                               -------------    ------------    -------------

Reserves at the end of the year                                                    242,130          207,137        162,424

Reinsurance recoverable on reserves at the end of the year                         188,143          233,035        180,025
                                                                               -------------    ------------    -------------
Reserves, gross of reinsurance
    recoverables, at the end of the year                                          $430,273         $440,172       $342,449
                                                                               =============    ============    =============


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2004, 2003 and 2002 were decreased by $13,692, $14,956 and $13,586, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows:

                                                               Year Ended December 31,
                                                         2005           2004            2003
                                                     ------------  -------------  ------------
Retrospectively-rated direct business                    ($8,014)      ($5,400)      ($1,281)
Environmental                                               (498)         (656)       (1,659)
Other direct business                                     (4,468)       (6,689)      (11,663)
Reinsurance assumed                                       (1,730)       (2,909)          399
Involuntary residual markets                               1,018           698           618
                                                     ------------  -------------  ------------
                                Totals                  ($13,692)     ($14,956)     ($13,586)
                                                     ============  =============  ============


Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Reserve savings developed related to retrospectively-rated accident and health business resulted in the concurrent recording of return premiums of approximately $4,484, $2,700 and $1,512 for the years ended December 31, 2005, 2004 and 2003, respectively. As more fully discussed in Note E, the Company has increased it's per occurrence retention of risk related to trucking liability business over the past several years. The increased net retention per occurrence is reflected in the favorable developments during 2005 and 2004. These trends were considered in the establishment of the Company's reserves at December 31, 2005.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $11.1 million to date and carries a remaining reserve of $8.9 million at December 31, 2005.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2005 and 2004, loss reserves have been reduced by approximately $4,476 and $3,932, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $3,374 and $3,462 at December 31, 2005 and 2004, respectively.


NOTE D - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2005, 2004 and 2003 were $1,093, $1,053 and $978, respectively.


NOTE E - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                      2005             2004
                                                                                  -------------  -------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on fixed income and equity security investments                     $22,853        $23,960
   Limited partnership investments                                                       3,407              -
   Deferred acquisition costs                                                            1,532          1,693
   Other                                                                                 1,317            977
                                                                                  -------------  -------------
      Total deferred tax liabilities                                                    29,109         26,630
                                                                                  -------------  -------------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                                          10,098          8,629
   Unearned premiums                                                                     2,078          2,314
   Other than temporary investment declines                                              1,775          1,583
   Deferred compensation                                                                   883          1,577
   Other                                                                                   221            450
                                                                                  -------------  -------------
      Total deferred tax assets                                                         15,055         14,553
                                                                                  -------------  -------------

      NET DEFERRED TAX LIABILITIES                                                     $14,054       $ 12,077
                                                                                  =============  =============


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                                     2005             2004             2003
                                                                 -------------    -------------    -------------
Statutory federal income rate applied to
   pretax income                                                  $   17,736       $   15,396       $   17,162
Tax effect of (deduction):
   Tax-exempt investment income                                       (1,410)          (1,440)          (1,174)
   Other                                                                 126             (273)             (30)
                                                                 -------------    -------------    -------------
Federal income tax expense                                        $   16,452       $   13,683       $   15,958
                                                                 =============    =============    =============


Federal income tax expense consists of the following:

                                                                     2005             2004             2003
                                                                 -------------    -------------    --------------
Taxes (credits) on pre-tax income:
   Current                                                        $   13,368       $   14,624        $   16,701
   Deferred                                                            3,084             (941)             (743)
                                                                 -------------    -------------    --------------
                                                                  $   16,452       $   13,683        $   15,958
                                                                 =============    =============    ==============


The components of the provision for deferred federal income taxes (credits) are as follows:

                                                                     2005             2004             2003
                                                                 --------------    ------------    --------------
Discounts of loss and loss expense reserves                        $   (1,469)       $  (2,336)      $    (1,179)
Limited partnerships                                                    3,600               97              (44)
Unearned premium disallowance                                             236              255             (557)
Deferred compensation                                                     694              882              (41)
Other than temporary investment declines                                 (191)             435              514
Other                                                                     214             (274)             564
                                                                 --------------    ------------    --------------
                   Provision for deferred federal income tax       $    3,084        $    (941)      $     (743)
                                                                 ==============    ============    ==============


Cash flows related to federal income taxes paid, net of refunds received, for 2005, 2004 and 2003 were $12,147, $14,865 and $14,100, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2005.

NOTE F - REINSURANCE

The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. Management determines the amount of net exposure it is willing to accept generally on a product line basis. Certain treaties covering large fleet trucking include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty. In these cases, the Company retains a higher percentage of the direct premium in consideration of the deductible provisions. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

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

Detail with respect to direct premiums and premiums assumed from and ceded to other insurers and reinsurers is as follows:

                                        PREMIUMS WRITTEN                                     PREMIUMS EARNED
                        -------------------------------------------------    -------------------------------------------------
                             2005              2004             2003              2005             2004              2003
                        --------------    -------------    --------------    -------------    --------------    --------------
Direct                   $   209,527       $   237,130       $  215,576       $   212,997      $   240,111        $  208,282
Assumed                       12,918             9,969           12,038            12,993           10,559            11,547
Ceded                        (39,652)          (78,596)         (73,501)          (39,825)         (78,525)          (73,676)
                        --------------    -------------    --------------    -------------    --------------    --------------
               Net       $   182,793       $   168,503       $  154,113       $   186,165      $   172,145        $  146,153
                        ==============    =============    ==============    =============    ==============    ==============


Net losses and loss expenses incurred for 2005, 2004 and 2003 have been reduced by ceded reinsurance recoveries of approximately $39,389, $103,579 and $96,592, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material.

Net losses and loss expenses incurred for 2005, 2004 and 2003 include approximately $20,152, $6,349 and $5,732 relating to reinsurance assumed from non-affiliated insurance or reinsurance companies, including involuntary residual market pools. The assumed reinsurance losses in 2005 included $17,595 related to hurricanes Katrina and Wilma and 2004 assumed losses included $5,000 related to hurricanes, all before reinstatement premium.

Components of reinsurance recoverable at December 31 are as follows:

                                                                                          2005            2004
                                                                                      -------------    ------------
Unpaid losses and loss expenses, net of valuation allowance                               $186,054        $231,386
Paid losses and loss expenses                                                                5,381           3,253
Unearned premiums                                                                                5             178
                                                                                      -------------    ------------
                                                                                          $191,440        $234,817
                                                                                      =============    ============



NOTE G - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows


                                                            CLASS A                        CLASS B                ADDITIONAL
                                                   ---------------------------    ---------------------------       PAID-IN
                                                      SHARES          AMOUNT         SHARES         AMOUNT          CAPITAL
                                                   -------------     ---------    -------------    ----------    -------------
Balance at January 1, 2003                            2,666,666         $ 114       11,882,813         $ 507         $ 35,248
   Stock options issued                                       -             -                -             -              142
   Stock options exercised                                    -             -           41,541             2               29
                                                   -------------     ---------    -------------    ----------    -------------
Balance at December 31, 2003                          2,666,666           114       11,924,354           509           35,419
   Stock options issued                                       -             -                -             -              256
   Stock options exercised                                    -             -          131,770             5            1,408
                                                   -------------     ---------    -------------    ----------    -------------
Balance at December 31, 2004                          2,666,666           114       12,056,124           514           37,083
   Stock options issued                                       -             -                -             -              197
   Stock options exercised                                    -             -           79,547             4            1,614
                                                   -------------     ---------    -------------    ----------    -------------
Balance at December 31, 2005                          2,666,666         $ 114       12,135,671         $ 518         $ 38,894
                                                   =============     =========    =============    ==========    =============


The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders' equity at December 31, 2005 includes $338,573 representing GAAP shareholder's equity of insurance subsidiaries, of which $50,695 may be transferred by dividend or loan to the parent company with proper notification to, but without approval from, regulatory authorities. An additional $214,065 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $18,221, $19,941 and $22,851 for 2005, 2004 and 2003, respectively. Consolidated statutory shareholder's equity for these subsidiaries was $331,738 and $319,436 at December 31, 2005 and 2004, respectively. Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $65,691 at December 31, 2005.

NOTE H - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:

                                                                             2005              2004             2003
                                                                         --------------    -------------    --------------
Amortization of deferred policy acquisition costs                             $14,066          $16,946           $15,667
Other underwriting expenses                                                    17,656           18,115            18,329
Expense allowances from reinsurers                                             (7,806)         (20,458)          (20,099)
                                                                         --------------    -------------    --------------
                                        TOTAL UNDERWRITING EXPENSES            23,916           14,603            13,897

Operating expenses of non-insurance companies                                  15,691           16,443            16,580
                                                                         --------------    -------------    --------------
                                     TOTAL OTHER OPERATING EXPENSES           $39,607          $31,046           $30,477
                                                                         ==============    =============    ==============



NOTE I - EARNINGS PER SHARE
The following is a reconciliation of the denominators used in the calculations of basic and diluted earnings per share for the years ended December 31:

                                                                          2005              2004              2003
                                                                     ---------------   ---------------   ---------------
Average share outstanding for basic earnings per share                  14,753,133       14,641,300        14,562,310

Dilutive effect of options                                                 109,554          147,824           135,659
                                                                     ---------------   ---------------   ---------------

Average shares outstanding for diluted earnings per share               14,862,687       14,789,124        14,697,969
                                                                     ===============   ===============   ===============


Options to purchase 35,422 shares of the Company's Class B common stock were excluded in 2005 from the above reconciliation in that inclusion would have an anti-dilutive effect.


NOTE J - STOCK PURCHASE AND OPTION PLANS

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2005 there were 158,503 shares (Class A) and 438,583 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains stock option plans and has reserved an aggregate of 1,312,500 shares of Class B common stock for the granting of stock options to employees and directors. No options were granted to employees during the three year period ended December 31, 2005. All employee options outstanding at December 31, 2005 are exercisable. Options granted to directors are generally not exercisable for one year from the date of grant. All discounted options expire ten years after the date of grant. Market value options granted to directors as part of their regular annual directors' fees expire seven years after the date of grant. All of the Company's option plans have received shareholder approval. Approximately 283,000 of such options are available for future grants.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                      2005                          2004                          2003
                                         ----------------------------  ----------------------------  ----------------------------
                                                           WEIGHTED                     WEIGHTED                      WEIGHTED
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                                           EXERCISE                     EXERCISE                      EXERCISE
                                            OPTIONS         PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                                         -------------  -------------  -------------  -------------  -------------  -------------

Outstanding at beginning of year              546,689     $   20.156        655,561      $  18.357        690,162      $  17.475

Granted:
   At exercise prices below market              4,742          1.000          7,898          1.000          6,938           .946
   At exercise prices at market                15,000         25.710         15,000         26.000              -              -
Exercised                                      79,547         20.339        131,770         10.724         41,539           .736
                                         --------------                 -------------                 -------------
Outstanding at end of year                    486,884         20.110        546,689         20.156        655,561         18.357
                                         ==============                 =============                 =============

Exercisable at end of year                    467,142         20.125        523,791         20.277        648,623         18.543

Weighted average fair value
  of options granted during the year:
   At exercise prices below market              4,742         25.101          7,898         25.709          6,938         20.538
   At exercise prices at market                15,000          5.330         15,000          4.700              -              -


Exercise prices for 20,134 options outstanding as of December 31, 2005 were either $.80 or $1.00 and averaged $.93 with a weighted-average remaining contractual life of 7.0 years. Exercise prices for 466,750 ranged from $20.60 to $26.00 and averaged $20.94 with a weighted average remaining contractual life of
2.3 years. The weighted average exercise price for 15,392 options exercisable at either $.80 or $1.00 at December 31, 2005 was $.91. The weighted average exercise price for 451,750 options exercisable at either $20.60 or $26.00 at December 31, 2005 was $20.78.

Prior to May, 2005, discounted options were granted to non-employee directors in lieu of cash directors' fees. In addition, during 2005, non-employee directors were each granted 1,500 options at market value on the date of grant as part of their regular annual directors' fees. The fair value of the market value options granted during 2005 and 2004 was determined using a Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 3.0% and 1.0%, respectively; dividend yield of 1.6%; volatility factor of the expected market price of the Company's common stock of .30; and an expected life of the option of 7 years. During 2005 and 2004, the Company recorded expense, net of federal income tax, of $78 and $53, respectively, for these market value options using the straight-line method based upon a one-year vesting period for each grant. The compensation cost that has been charged against income for all stock-based compensation plans, consisting of directors' fees only, was $197, $256 and $143 for 2004, 2003 and 2002, respectively.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $2,339 and $2,514 of such loans were issued and outstanding at December 31, 2005 and 2004, respectively, and carry interest rates ranging from 4.75% to 6%, payable annually on the loan anniversary date. The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.

NOTE K - REPORTABLE SEGMENTS

The Company and its consolidated subsidiaries market and underwrite casualty insurance in four major specialty areas (reportable segments): (1) fleet trucking, (2) nonstandard private passenger automobile, (3) small fleet trucking and (4) the assumption of reinsurance. A fifth segment, small business workers' compensation, was placed in runoff status effective during the fourth quarter of 2004 and is shown in the following table only for comparative purposes. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The nonstandard private passenger automobile segment provides motor vehicle liability and physical damage coverages to individuals. The small fleet trucking segment provides commercial automobile coverages to small trucking fleets and owner/operators. The reinsurance assumed segment accepts retrocessions from selected reinsurance companies, principally reinsuring against catastrophes. The small business workers' compensation segment formerly provided workers' compensation coverages to small businesses and other entities.

The Company's reportable segments are business units that operate in the property/casualty insurance industry and each offers products to different classes of customers. The reportable segments are managed separately due to the differences in underwriting criteria used to market products to each class of customer and the methods of distribution of the products each reportable segment provides. Segment information shown in the table below as "all other" includes products provided by the Company to assigned risks and residual markets as well as the runoff of discontinued product lines other than small business workers' compensation.

The Company evaluates performance and allocates resources based on gain or loss from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income or gains or losses on the Company's investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the fleet trucking segment includes revenue and expense from the Company's agency operations since the agency operations serve as an exclusive direct marketing facility for this segment. Underwriting gain or loss also includes fee income generated by each segment in the course of its underwriting operations. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:


                                                             2005               2004               2003
                                                        ---------------    ---------------    ----------------
DIRECT AND ASSUMED PREMIUM WRITTEN:
  Fleet trucking                                             $ 155,201          $ 172,406         $ 148,482
  Non-standard private passenger automobile                     38,498             40,976            42,342
  Small fleet trucking                                          15,631             14,689            15,086
  Voluntary reinsurance assumed                                 11,519              8,740            11,121
  Small business workers' compensation                             197              9,058             9,665
  All Other                                                      1,400              1,230               918
                                                        ---------------    ---------------    ----------------
                                               Totals        $ 222,446           $ 247,099         $ 227,614
                                                        ===============    ===============    ================

NET PREMIUM EARNED AND FEE INCOME:
  Fleet trucking                                             $ 123,101           $ 103,624          $ 82,545
  Non-standard private passenger automobile                     42,818              44,671            40,695
  Small fleet trucking                                           9,362              10,440             9,301
  Voluntary reinsurance assumed                                 13,144              11,070            11,994
  Small business workers' compensation                           2,752               8,046             6,132
  All Other                                                      1,423               1,095               806
                                                        ---------------    ---------------    ----------------
                                               Totals        $ 192,600           $ 178,946         $ 151,473
                                                        ===============    ===============    ================

UNDERWRITING GAIN (LOSS)
  Fleet trucking                                              $ 25,658            $ 25,783          $ 29,778
  Non-standard private passenger automobile                      5,131               6,052             4,476
  Small fleet trucking                                             380                 360               123
  Voluntary reinsurance assumed                                 (8,292)              2,545             3,463
  Small business workers' compensation                             102              (1,955)           (1,830)
  All Other                                                       (519)             (1,247)              213
                                                        ---------------    ---------------    ----------------
                                               Totals         $ 22,460            $ 31,538          $ 36,223
                                                        ===============    ===============    ================


For 2005, 2004 and 2003, the above amounts for voluntary reinsurance assumed include certain intersegment reinsurance agreements. Intersegment premiums earned during 2005, 2004 and 2003 were $1,570, $1,609 and $1,239, respectively. Intersegment losses and loss expenses incurred during 2005, 2004 and 2003 were $1,595, $1,270 and $1,357, respectively.

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                             2005               2004               2003
                                                       ---------------    ---------------    ---------------
REVENUE:
  Net premium earned and fee income                         $ 192,600         $ 178,946           $ 151,473
  Net investment income                                        14,840            12,287              12,873
  Net gains on investments                                     22,981             9,770               9,990
  Other income                                                    483               330                 912
                                                       ---------------    ---------------    ---------------
                         Total consolidated revenue         $ 230,904         $ 201,333           $ 175,248
                                                       ===============    ===============    ===============

PROFIT:
  Underwriting gain                                         $  22,460         $  31,538           $  36,223
  Net investment income                                        14,840            12,287              12,873
  Net gains on investments                                     22,981             9,770               9,990
  Corporate expenses                                           (9,490)           (9,525)             (9,952)
  Interest expense                                               (116)              (81)               (101)
                                                       ---------------    ---------------    ---------------
                 Income before federal income taxes         $  50,675         $  43,989           $  49,033
                                                       ===============    ===============    ===============


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $62,570, $57,767 and $47,693 of the Company's consolidated direct and assumed premium written in 2005, 2004 and 2003, respectively.


NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                        RESULTS BY QUARTER
                                 ------------------------------------------------------------------------------------------------
                                                      2005                                             2004
                                 -----------------------------------------------   ----------------------------------------------
                                    1ST         2ND        3RD           4TH          1ST         2ND         3RD          4TH
                                 ---------  ---------- ----------    ----------    ----------  ----------  ----------   ----------
Net premiums earned               $46,659     $43,473    $49,848       $46,185       $38,497     $43,403     $44,384      $45,861
Net investment income               3,308       3,547      3,734         4,251         3,172       3,008       2,958        3,149
Net gains on investments            4,936       3,188      8,346         6,511         5,818       2,290          27        1,635
Losses and loss
  expenses incurred                31,612      27,972     46,827        34,211        25,246      29,735      36,923       34,394

Net income                         10,346       9,199      4,651 <F1>   10,027 <F2>   10,899       8,864       3,460 <F3>   7,083

   Net income per share
     - diluted                       $.70        $.62       $.31 <F1>     $.67 <F2>     $.74        $.60        $.23 <F3>    $.48

<F1> Includes approximately $13.0 million ($8.5 million and $.57 per share, after tax) in losses from hurricanes Katrina and Rita.
<F2> Includes approximately $2.6 million ($1.7 million and $.11 per share, after tax) in losses from hurricanes Katrina and Wilma.
<F3> Includes approximately $5.0 million ($3.3 million and $.22 per share, after tax) in losses from hurricanes affecting Florida and other southeastern states.


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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2005, the Company held collateral in the aggregate amount of $238,249. The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured's default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company's largest customer, and in the event of that customer's default, such default may have a material adverse impact on the Company. The Company estimates its uncollateralized exposure related to this Fortune 500 company to be as much as 25% of shareholders' equity at December 31, 2005.

In addition, the Company has recorded paid and unpaid amounts recoverable from reinsurers under various agreements totaling $191,435 at December 31, 2005, as more fully discussed in Note F - Reinsurance. With minor exception, these recoverables are uncollateralized. Estimated amounts recoverable from three reinsurers in the group, each exceeding 10% of the total amount recoverable from all reinsurers, totaled $67,171 at December 31, 2005.

Included in the above recoverable amount are case basis and estimated IBNR losses of approximately $20.5 million due from Converium Insurance (North America) Inc., $5.5 million due from Quanta Re., $5.3 million due from PMA Re. and $.7 million due from Trenwick Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims as of December 31, 2005 are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

Cash and cash equivalents includes $88,351 invested in the Northern Funds Money Market Fund which approximates 1% of the fund's net assets.


NOTE N - STOCK SPLIT

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


NOTE O - NEW ACCOUNTING PRONOUNCEMENT

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

The company adopted the fair-value-based method of accounting for share-based payments effective with grants of market value options to non-employee directors during 2004 using the "modified prospective method" described in SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. Currently, the company uses a Black-Scholes-Merton model to estimate the value of stock options granted to non-employee directors and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS No. 123R on January 1, 2006. The company does not anticipate that adoption of SFAS No. 123R will have a material impact on its results of operations or its financial position. However, SFAS No. 123R also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when option exercises occur), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5, $226, and $147 in 2005, 2004 and 2003, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

No response to this item is required.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

The Company's management, under the direction of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) within 90 days of the date of the filing of this report. Based on this evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company's most recent evaluation. However, the Company made appropriate changes to its accounting policy for limited partnership investments during the fourth quarter, as reported in Forms 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005, in January, 2006.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldwin & Lyons, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Baldwin & Lyons, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Baldwin & Lyons, Inc. and subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion thereon.



                                                 /s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 10, 2006

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                            Served in
                                                                                           SUCH CAPACITY
           NAME                  AGE                          TITLE                           SINCE
-------------------------     ---------   -------------------------------------            -------------
Gary W. Miller                   65        Chairman, President and CEO                        1983 <F1>
Joseph J. DeVito                 54        Executive Vice President                           1986 <F2>
James W. Good                    62        Executive Vice President                           1980 <F2>
G. Patrick Corydon               57        Senior Vice President and CFO                      1979 <F3>
James E. Kirschner               59        Senior Vice President and Secretary                1977 <F3> <F4>

     <F1> Mr. Miller was elected Chairman and CEO of the Company in 1997.
     <F2> Mr. DeVito and Mr. Good were each elected Executive Vice President in 2001.
     <F3> Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in 2001.
     <F4> Mr. Kirschner was elected Secretary of the Company in 1985.


ITEM 11.  EXECUTIVE COMPENSATION *
          ----------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT *
          ----------------------------------------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS *
         ----------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES *
         --------------------------------------

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

         Consolidated Balance Sheets - December 31, 2005 and 2004

         Consolidated Statements of Income and Retained Earnings - Years ended
             December 31, 2005, 2004 and 2003

         Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2005, 2004 and 2003

         Consolidated Statements of Cash Flows - Years ended December 31,
             2005, 2004 and 2003

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

      3. Listing of Exhibits:

    NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
          S-K                        EXHIBIT NUMBER AND DESCRIPTION
------------------------    ---------------------------------------------------
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

    NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
          S-K                        EXHIBIT NUMBER AND DESCRIPTION
------------------------    ---------------------------------------------------

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


         (11)               EXHIBIT 11--
(Statement regarding        Computation of Per Share Earnings
  computation of per
  share earnings)


         (14)               EXHIBIT 14--
   (Code of ethics)         Code of Business Conduct of Baldwin & Lyons, Inc.


         (21)               EXHIBIT 21--
(Subsidiaries of the        Subsidiaries of Baldwin & Lyons, Inc.
    registrant)


         (23)               EXHIBIT 23--
(Consents of experts        Consent of Ernst &
    and counsel)            Young LLP


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


         (31)               EXHIBIT 31.1
   (Certification)          Certification of CEO pursuant to Section 302 of the
                            Sarbanes-Oxley Act

                            EXHIBIT 31.2
                            Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act


        (32)                EXHIBIT 32.1
   (Certification)          Certification of CEO pursuant to Section 906 of the
                            Sarbanes-Oxley Act and 18 U.S.C. 1350

                            EXHIBIT 32.2
                            Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b) A report on Form 8-K was filed by the Company in the fourth quarter of 2005 to announce its third quarter earnings press release.


(c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 60 through 66 of this report.

                      SCHEDULE I -- SUMMARY OF INVESTMENTS-
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

---------------------------------------------  -----------------  -----------------  --------------------
                  COLUMN A                          COLUMN B           COLUMN C            COLUMN D
---------------------------------------------  -----------------  -----------------  --------------------
                                                  (DOLLARS IN THOUSANDS)
                                                                                          AMOUNT AT
                                                                                         WHICH SHOWN
                                                                        FAIR           IN THE BALANCE
             TYPE OF INVESTMENT                      COST               VALUE             SHEET <F1>
---------------------------------------------  -----------------  -----------------  --------------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                    $  73,552          $  72,913           $  72,913
    Mortgage backed securities                          23,079             22,678              22,678
    States, municipalities and
      political subdivisions                           118,001            117,766             117,766
    Foreign governments                                  6,746              6,802               6,802
    Public utilities                                     2,935              3,014               3,014
    All other corporate bonds                           42,467             42,246              42,246
                                               -----------------  -----------------  --------------------
                      Total fixed maturities           266,780            265,419             265,419

Equity Securities:
  Common Stocks:
    Public Utilities                                       350                608                 608
    Banks, trust and insurance
      companies                                          6,660             23,243              23,243
    Industrial, miscellaneous
      and all other                                     57,121            106,934             106,934
  Nonredeemable preferred stocks                             -                  -                   0
                                               -----------------  -----------------  --------------------
                     Total equity securities            64,131            130,785             130,785

Limited partnerships                                    44,727             44,727              44,727

Short-term:
  Certificates of deposit                                2,122              2,122               2,122
  Commercial paper                                      48,938             48,938              48,938
                                               -----------------  -----------------  --------------------
                  Total short-term and other            51,060             51,060              51,060
                                               -----------------  -----------------  --------------------

                           Total investments         $ 426,698          $ 491,991           $ 491,991
                                               =================  =================  ====================

<F1> All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements. Investments presented above do not include $130,928 of money market funds classified with cash and cash equivalents in the balance sheet.

                                               SCHEDULE II
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                                          BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS
                                                                                    DECEMBER 31
                                                                         ----------------------------------
                                                                              2005               2004
                                                                         ---------------    ---------------
ASSETS:
Investment in subsidiaries                                                  $  337,352         $  321,602
Due from affiliates                                                              2,350              4,461
Investments other than subsidiaries:
   Fixed maturities                                                              6,684             11,940
   Equity maturities                                                                48              1,641
   Limited partnerships                                                          4,386                865
   Short-term                                                                   14,865             19,961
                                                                         ---------------    ---------------
                                                                                25,984             34,407
Cash and cash equivalents                                                       22,853             28,286
Accounts receivable                                                             12,837              7,404
Notes receivable from employees                                                  2,338              2,514
Other assets                                                                     3,573              4,607
                                                                         ---------------    ---------------

                                                        TOTAL ASSETS        $  407,287         $  403,281
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
   Premiums payable                                                          $  35,935          $  42,771
   Deposits from insureds                                                       20,833             22,723
   Notes payable to bank                                                             -              6,000
   Current payable federal income taxes                                              -                100
   Deferred payable federal income taxes                                           378                  -
   Other liabilities                                                             3,456              5,139
                                                                         ---------------    ---------------
                                                                                60,602             76,733

SHAREHOLDERS' EQUITY:
   Common stock:
      Class A                                                                      114                114
      Class B                                                                      518                514
      Additional paid-in capital                                                38,894             37,083
      Unrealized net gains on investments                                       42,440             44,497
      Retained earnings                                                        264,719            244,340
                                                                         ---------------    ---------------
                                                                               346,685            326,548
                                                                         ---------------    ---------------

                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  407,287         $  403,281
                                                                         ===============    ===============


See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                              BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME
                                                                                   YEAR ENDED DECEMBER 31
                                                                         2005              2004               2003
                                                                     --------------    --------------    ---------------
REVENUE:
   Commissions and service fees                                         $  18,640         $  28,419          $  26,565
   Dividends from subsidiaries                                             10,000            10,000             10,000
   Net investment income                                                    1,339               960                863
   Net gains (losses) on investments                                        5,632              (227)              (925)
   Other                                                                      103               166                289
                                                                     --------------    ---------------   --------------
                                                                           35,714            39,318             36,792

EXPENSES:
   Salary and related items                                                10,672            10,756             10,481
   Other                                                                    4,683             5,352              5,826
                                                                     --------------    ---------------   --------------
                                                                           15,355            16,108             16,307
                                                                     --------------    --------------    ---------------
                              INCOME BEFORE FEDERAL INCOME TAXES
                                     AND EQUITY IN UNDISTRIBUTED
                                          INCOME OF SUBSIDIARIES           20,359            23,210             20,485
Federal income taxes                                                        3,551             4,460              3,637
                                                                     --------------    ---------------   --------------
                                                                           16,808            18,750             16,848
Equity in undistributed income
   of subsidiaries                                                         17,415            11,556             16,227
                                                                     --------------    ---------------   --------------

                                                      NET INCOME        $  34,223         $  30,306          $  33,075
                                                                     ==============    ==============    ===============

See notes to condensed financial statements


                                                             SCHEDULE II
                                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                               FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                                                        BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
                                                                                YEAR ENDED DECEMBER 31
                                                                      2005               2004              2003
                                                                ---------------    ---------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             ($  493)         $  31,474         $  27,024

INVESTING ACTIVITIES:
   Purchases of long-term investments                                  (3,047)            (5,548)           (2,967)
   Sales or maturities of long-term investments                         9,965              5,928             2,981
   Net sales (purchases) of short-term investments                      5,096                 20           (19,982)
   Decrease in notes receivable from employees                            169              2,223             2,676
   Distributions from limited partnerships                              1,633                193                25
   Net purchases of property and equipment                               (544)              (456)             (808)
   Other                                                                  199                112               130
                                                                ---------------    ---------------    --------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            13,471              2,472           (17,945)

FINANCING ACTIVITIES:
   Dividends paid to shareholders                                     (14,029)           (30,753)          (10,353)
   Drawing on line of credit                                                -              6,000                 -
   Repayment on line of credit                                         (6,000)                 -            (7,500)
   Stock option exercises and other                                     1,618              1,413                31
                                                                ---------------    ---------------    --------------
                      NET CASH USED IN FINANCING ACTIVITIES           (18,411)           (23,340)          (17,822)
                                                                ---------------    ---------------    --------------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (5,433)            10,606            (8,743)
Cash and cash equivalents at beginning of year                         28,286             17,680            26,423
                                                                ---------------    ---------------    --------------
                   CASH AND CASH EQUIVALENTS AT END OF YEAR         $  22,853          $  28,286         $  17,680
                                                                ===============    ===============    ==============

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


                                     SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                            FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                             BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                      (DOLLARS IN THOUSANDS)

----------------- ----------- ----------- ----------- ---------- ----------- ---------- ----------- ----------- --------- ----------
COLUMN A            COLUMN B    COLUMN C    COLUMN D   COLUMN E    COLUMN F   COLUMN G   COLUMN H     COLUMN I   COLUMN J  COLUMN K
----------------- ----------- ----------- ----------- ---------- ----------- ---------- ----------- ----------- --------- ----------
                                  AS OF DECEMBER 31,                                 YEAR ENDED DECEMBER 31,
                  ---------------------------------------------- -------------------------------------------------------------------
                                Reserves
                              for Unpaid                 Other                          Benefits,   Amortization
                   Deferred      Claims                 Policy                           Claims,    of Deferred
                    Policy     and Claim              Claims and    Net        Net      Losses and    Policy     Other       Net
                  Acquisition  Adjustment   Unearned   Benefits   Premium   Investment  Settlement  Acquisition Operating  Premiums
      Segment        Costs      Expenses    Premiums    Payable    Earned     Income     Expenses     Costs     Expenses   Written
----------------- ----------- ----------- ----------- ---------- ----------- ---------- ----------- ----------- --------- ----------
                                                                                <F1>       <F1>                 <F1> <F2>
Property/Casualty
  Insurance

      2005          $ 4,376    $ 430,273    $ 29,688        ---   $ 186,165   $ 14,840    $ 140,622   $ 14,066   $ 9,850  $ 182,793

      2004            4,797      440,172      33,233        ---     172,145     12,287      126,298     16,946    (2,343)   168,503

      2003            5,309      342,449      36,803        ---     146,153     12,873       95,738     15,667    (1,770)   154,114

     <F1>     Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these categories would change if different methods were applied.

     <F2>     Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances relating to reinsurance ceded are offset against other operating expenses. For 2004 and 2003, these allowances substantially or totally offset other operating expenses incurred.

                                             SCHEDULE IV -- REINSURANCE

                                      FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                        BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                               (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
              COLUMN A                 COLUMN B          COLUMN C          COLUMN D         COLUMN E         COLUMN F
-------------------------------------------------------------------------------------------------------------------------
                                                                                                               % OF
                                                          CEDED           ASSUMED                             AMOUNT
                                       DIRECT           TO OTHER         FROM OTHER           NET           ASSUMED TO
                                      PREMIUMS          COMPANIES        COMPANIES           AMOUNT             NET
                                    --------------   ---------------   ---------------    -------------   ---------------
Premiums Earned -
 Property/casualty insurance:

     Years Ended December 31:

              2005                     $212,997           $39,825            $12,993          $186,165           7.0

              2004                      240,111            78,525             10,559           172,145           6.1

              2003                      208,282            73,676             11,547           146,153           7.9


                                        SCHEDULE VI--SUPPLEMENTAL INFORMATION
                                  CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                       FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                        BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
  Column A   Column B   Column C   Column D Column E  Column F   Column G       Column H        Column I    Column J    Column K
-----------------------------------------------------------------------------------------------------------------------------------
                              AS OF DECEMBER 31,                                    YEAR ENDED DECEMBER 31,
               ----------------------------------------------- ---------------------------------------------------------------------
                                                                             Claims and Claim
                        Reserves    <F1>                                   Adjustment Expenses  Amortiza-
                       for Unpaid Discount,                                Incurred Related to   tion of
             Deferred    Claims     if any                                 -------------------  Deferred    Paid Claims
AFFILIATION   Policy    and Claim Deducted                          Net      (1)       (2)      Policy       and Claim     Net
   WITH      Acquisi-  Adjustment     in    Unearned   Earned   Investment  Current    Prior   Acquisition  Adjustment    Premiums
REGISTRANT  tion Costs   Expenses  Column C Premiums  Premiums    Income     Year      Years      Costs       Expenses    Written
----------- ---------- ---------- --------- -------- ---------- ---------- --------- --------- ----------- ------------ -----------
Consolidated Property/Casualty
Subsidiaries:
    2005      $4,376    $430,273   $4,476    $29,688  $186,165   $14,840    $154,314 ($13,692)   $14,066    $105,629      $182,793

    2004       4,797     441,821    3,932     33,233   172,145    12,287     141,254  (14,956)    16,946      81,585       168,503

    2003       5,309     343,724    5,549     36,803   146,153    12,873     109,324  (13,586)    15,667      77,581       154,114

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

                                 BALDWIN & LYONS, INC.


March 14, 2006              By   /s/ GARY W. MILLER
                                 ----------------------------------
                                 Gary W. Miller, Chairman
                                 and CEO
                                 (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 14, 2006              By   /s/ GARY W. MILLER
                                -----------------------------------
                                Gary W. Miller, Chairman
                                and CEO; Director



March 14, 2006              By  /s/ G. PATRICK CORYDON
                                -----------------------------------
                                G. Patrick Corydon, Senior Vice
                                President - Finance and CFO
                                (Principal Financial Officer and
                                Principal Accounting Officer)



March 14, 2006              By  /s/ JOSEPH DEVITO
                                -----------------------------------
                                Joseph DeVito, Director and
                                ExecutiveVice President



March 14, 2006              By  /s/ JAMES GOOD
                                -----------------------------------
                                James Good, Director and
                                Executive Vice President



March 14, 2006              By  /s/ STUART D. BILTON               (*)
                                ------------------------------------
                                Stuart D. Bilton, Director



March 14, 2006              By  /s/ OTTO N. FRENZEL III             (*)
                                ------------------------------------
                                Otto N. Frenzel III, Director

March 14, 2006              By  /s/ JOHN M. O'MARA                  (*)
                                ------------------------------------
                                John M. O'Mara, Director




March 14, 2006              By  /s/ THOMAS H. PATRICK               (*)
                                ------------------------------------
                                Thomas H. Patrick, Director


March 14, 2006              By  /s/ NATHAN SHAPIRO                  (*)
                                ------------------------------------
                                Nathan Shapiro, Director



March 14, 2006              By  /s/ NORTON SHAPIRO                  (*)
                                ------------------------------------
                                Norton Shapiro, Director



March 14, 2006              By  /s/ JOHN D. WEIL                    (*)
                               -------------------------------------
                               John D. Weil, Director




March 14, 2006              By  /s/ ROBERT SHAPIRO                  (*)
                                ------------------------------------
                                Robert Shapiro, Director



March 14, 2006              By  /s/ JOHN PIGOTT                     (*)
                                ------------------------------------
                                John Pigott, Director



March 14, 2006              By  /s/ JON MILLS                       (*)
                                ------------------------------------
                                Jon Mills, Director


(*) By Gary W. Miller, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K



                          ITEM 15(c)--CERTAIN EXHIBITS



                          YEAR ENDED DECEMBER 31, 2005

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2005


                                INDEX TO EXHIBITS
                                -----------------



                                                BEGINS ON SEQUENTIAL PAGE
              EXHIBIT NO.                           NUMBER OF FORM 10-K
------------------------------------------    -----------------------------
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

EXHIBIT 10(a)-- 1981 Employees Stock P
urchase Plan (Incorporated as an exhibit
by reference to Exhibit A to the Company's
definitive Proxy Statement for its Annual
Meeting held May 5, 1981)                                N/A

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

EXHIBIT 11--
Computation of Per Share Earnings             Filed herewith electronically

EXHIBIT 14--
Code of Business Conduct, as amended
May 3, 2005                                   Filed herewith electronically

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




                          INDEX TO EXHIBITS (CONTINUED)



                                                 BEGINS ON SEQUENTIAL PAGE
              EXHIBIT NO.                           NUMBER OF FORM 10-K
------------------------------------------   -------------------------------

EXHIBIT 32.2--
Certification of CFO pursuant to 18
U.S.C. Section 1350, as adopted pursuant
to  Section 906 of the Sarbanes-Oxley
Act of 2002.                                  Filed herewith electronically