Form 10-Q
period 2006-03-31
BALDWIN & LYONS INC
filed 2006-05-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                    Commission file number
           March 31, 2006                              0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

             INDIANA                                 35-0160330
             -------                                 ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA          46204
-------------------------------------------------          -----
        (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2006:

               TITLE OF CLASS                NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                 2,650,059
      Class B (nonvoting)                             12,167,075


Index to Exhibits located on page 15.

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                             MARCH 31             December 31
                                                               2006                  2005
                                                        -------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                              $ 319,329             $ 265,419
   Equity securities                                               135,236               130,785
   Limited partnerships                                             49,535                44,727
   Short-term                                                       55,400                51,060
                                                        -------------------    ------------------
                                                                   559,500               491,991
Cash and cash equivalents                                           84,014               126,551
Accounts receivable                                                 31,904                30,270
Reinsurance recoverable                                            172,714               191,440
Notes receivable from employees                                      2,263                 2,339
Other assets                                                        20,409                17,767
                                                        -------------------    ------------------
                                                                 $ 870,804             $ 860,358
                                                        ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                            $ 416,048             $ 430,273
Reserves for unearned premiums                                      37,799                29,688
Accounts payable and accrued expenses                               38,359                37,777
Current federal income taxes                                         5,620                 1,881
Deferred federal income taxes                                       16,877                14,054
                                                        -------------------    ------------------
                                                                   514,703               513,673
Shareholders' equity:
   Common stock-no par value                                           631                   632
   Additional paid-in capital                                       39,150                38,894
   Unrealized net gains on investments                              45,627                42,440
   Retained earnings                                               270,693               264,719
                                                        -------------------    ------------------
                                                                   356,101               346,685
                                                        -------------------    ------------------
                                                                 $ 870,804             $ 860,358
                                                        ===================    ==================



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31
                                                    -------------------------------
                                                        2006              2005
                                                    -------------     -------------
REVENUES
Net premiums earned                                     $ 43,218          $ 46,659
Net investment income                                      4,559             3,308
Net gains on investments                                   7,014             4,936
Other income                                               1,864             1,836
                                                    -------------     -------------
                                                          56,655            56,739
EXPENSES
Losses and loss expenses incurred                         28,939            31,612
Other operating expenses                                  10,787             9,648
                                                    -------------     -------------
                                                          39,726            41,260
                                                    -------------     -------------
             Income before federal income taxes           16,929            15,479
Federal income taxes                                       5,373             5,133
                                                    -------------     -------------
                                     NET INCOME         $ 11,556          $ 10,346
                                                    =============     =============

PER SHARE DATA:
                                 BASIC EARNINGS          $   .78           $   .70
                                                    =============     =============

                               DILUTED EARNINGS          $   .78           $   .70
                                                    =============     =============

                 DIVIDENDS PAID TO SHAREHOLDERS          $   .35           $   .25
                                                    =============     =============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                     14,805            14,724
   Dilutive effect of options outstanding                     84               121
                                                    -------------     -------------
   Average shares outstanding - diluted                   14,889            14,845
                                                    =============     =============



See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                            Three Months Ended
                                                                                 March 31
                                                                          2006             2005
                                                                      -------------    --------------
Net cash provided by operating activities                                 $ 12,839           $ 8,970
Investing activities:
   Purchases of long-term investments                                     (100,494)          (34,977)
   Proceeds from sales or maturities
       of long-term investments                                             54,826            51,735
   Net purchases of short-term investments                                  (4,340)          (16,384)
   Decrease in notes receivable from employees                                  15               138
   Other investing activities                                                  (45)             (614)
                                                                      -------------    --------------
                            Net cash used in investing activities          (50,038)             (102)
Financing activities:
   Dividends paid to shareholders                                           (5,185)           (3,681)

   Cost of Treasury Stock                                                     (401)                -
   Proceeds from sales of common stock                                         248                 1
                                                                      -------------    --------------
                            Net cash used in financing activities           (5,338)           (3,680)
                                                                      -------------    --------------
                 Increase (decrease) in cash and cash equivalents          (42,537)            5,188
Cash and cash equivalents at beginning of period                           126,551            57,384
                                                                      -------------    --------------
   Cash and cash equivalents at end of period                              $84,014           $62,572
                                                                      =============    ==============


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.

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

(3) NET GAINS ON INVESTMENTS: Amounts reported as net gain on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company's investment managers, (2) changes in "other-than-temporary impairment" write-downs, and (3) equity in earnings or losses of investments in limited partnerships.

The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its income statement, its proportionate share of the investee's unrealized as well as realized investment gains or losses. The Company invests in limited partnerships that include both realized and unrealized investment gains or losses in the determination of their net income. Readers are cautioned that inclusion of such unrealized gains is not consistent with the recognition of temporary valuation changes of equity and debt securities that are directly owned and held for sale and may result in significant fluctuations in quarterly amounts reported under this caption. In addition, because of inherent time lags in receiving valuation reports from certain limited partnership investees, the Company must often rely on estimations of valuation changes for the most recent month or quarter ended on the reporting date. To the extent that the actual valuations subsequently reported differ from estimates utilized, the differences are included in gains or losses from investments in the quarter reported to the Company.

Following is a summary of the components of net gains on investments for the periods presented in the accompanying statements of income.

                                                               Three Months Ended
                                                       March 31, 2006        March 31, 2005
                                                     ------------------    ------------------
Realized net gains on the disposal of securities            $ 1,754               $ 2,170
Change in other-than-temporary
  impairment write-downs                                        532                    (5)
Equity in earnings of limited partnership
  investments (realized and unrealized)                       4,728                 2,771
                                                     ------------------    ------------------
                                                            $ 7,014               $ 4,936
  Totals                                             ==================    ==================


The net gains from limited partnerships for the first quarter of 2006 include an estimated $3.9 million of unrealized gains as reported in the net income of the various limited partnerships. Shareholders' equity at March 31, 2006 includes approximately $12.1 million, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2006 and 2005 comparative periods.

                                                   2006           2005
                                                -----------    ------------
Quarter ended March 31:
   Premiums ceded to reinsurers                   $ 7,606        $ 13,598
   Losses and loss expenses
      ceded to reinsurers                           1,900          14,214
   Commissions from reinsurers                        690           3,136


(5) COMPREHENSIVE INCOME OR LOSS: The Company refers to comprehensive income or loss as realized and unrealized income or loss which is composed of net income or loss and changes in unrealized gains or losses on investments for the periods presented. Total realized and unrealized income for the quarter ended March 31, 2006 was $14,735 and compares to total realized and unrealized income of $3,215 for the quarter ended March 31, 2005.

(6) REPORTABLE SEGMENTS - PROFIT AND LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions and, accordingly, segment profit presented here will not agree with statutory underwriting gains for this segment which may be quoted elsewhere in the Company's financial statements.

                                                       2006                                               2005
                                   ----------------------------------------------    -----------------------------------------------
                                    DIRECT AND                                         Direct and
                                      ASSUMED        NET PREMIUM        SEGMENT         Assumed         Net Premium       Segment
                                      PREMIUM        EARNED AND         PROFIT          Premium         Earned and         Profit
                                      WRITTEN        FEE INCOME         (LOSS)          Written         Fee Income         (Loss)
                                   --------------   --------------    -----------    --------------    -------------    ------------
Three months ended March 31:
  Protective products:
    Fleet trucking                     $ 34,561         $ 28,119     $    4,754         $ 43,247          $ 30,822          $6,813
    Reinsurance assumed                   3,277            3,338          1,870            2,491             2,522           1,498
  Sagamore products:
    Personal division                    14,127           10,237          1,066           15,069            11,029           1,230
    Commercial division:
    Small fleet trucking                  6,731            2,843              3            3,517             2,200             122
    Workers' compensation                    69               90            326               (5)            1,386             261
                                   --------------   --------------    -----------    --------------    -------------    ------------
   Total Commercial division              6,800            2,933            329            3,512             3,586             383
 All other                                  171              230            (97)             278               431            (159)
                                   --------------   --------------    -----------    --------------    -------------    ------------
   Totals                             $  58,936         $ 44,857       $  7,922          $64,597         $  48,390         $ 9,765
                                   ==============   ==============    ===========    ==============    =============    ============


(7) REPORTABLE SEGMENTS - Reconciliation to Consolidated Revenue and Consolidated Profit or Loss: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income from continuing operations before federal income taxes, respectively.

                                                                             Three Months Ended
                                                                                 March 31
                                                                          2006              2005
                                                                      --------------    --------------
REVENUE:
  Net premium earned and fee income                                      $ 44,857          $ 48,390
  Net investment income                                                     4,559             3,308
  Net gains on investments                                                  7,014             4,936
  Other                                                                       225               105
                                                                      --------------    --------------
                                       Total consolidated revenue        $ 56,655          $ 56,739
                                                                      ==============    ==============

PROFIT:
  Segment profit                                                         $  7,922          $  9,765
  Net investment income                                                     4,559             3,308
  Net gains on investments                                                  7,014             4,936
  Corporate expenses                                                       (2,566)           (2,530)
                                                                      --------------    --------------
                               Income before federal income taxes        $ 16,929          $ 15,479
                                                                      ==============    ==============


Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain key employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,263 remain outstanding at March 31, 2006 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) NEW ACCOUNTING PRONOUNCEMENTS: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R on January 1, 2006. During 2004, the Company adopted the modified prospective transition method as described in SFAS 148 and included in SFAS 123R. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods presented are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards are recognized in periods subsequent to the adoption based on the grant date fair value determined for pro forma disclosure purposes under SFAS 123. There was no significant impact on the Company's financial statements resulting from the adoption of SFAS 123R.

See Note J to the consolidated financial statements in the Company's most recent annual report on Form 10-K at December 31, 2005 for more detailed information regarding share-based compensation.

In November, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS Nos. 115-1 and FAS 124-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS, which provides guidance on when an investment is considered impaired, whether that impairment is other-than-temporary, how to measure the impairment loss and disclosures related to impaired securities. The FSP is effective for reporting periods subsequent to December 15, 2005. Management believes that our current analysis of impaired investments is consistent with the provisions of this FSP and that its adoption, effective January 1, 2006, is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the three months ended March 31, 2006, the Company experienced positive cash flow from operations totaling $12.8 million and compares to positive cash flow of $9.0 million for the three months ended March 31, 2005. The increase in cash flow is due largely to a decrease in net losses paid when compared to the first three months of 2005. Operating expenses paid also increased $2.4 million when compared to the first quarter of 2005 reflecting the continued decline in ceding commission allowances from reinsurers under current agreements.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio increased marginally during the first quarter as fixed income investments increased by approximately $55 million, including $39 million transferred from short term investments.

The Company's assets at March 31, 2006 included $84.0 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $192.5 million of fixed maturity investments will mature within the twelve-month period following March 31, 2006. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2006, $48.2 million may be transferred by dividend or loan to the parent company during 2006 without approval by, or prior notification to, regulatory authorities. An additional $232.7 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $31.7 million at March 31, 2006.

The Company's annualized premium writing to surplus ratio for the first quarter of 2006 was approximately 46%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF FIRST QUARTER, 2006 TO FIRST QUARTER, 2005
            ---------------------------------------------------------

Net premiums earned during the first quarter of 2006 decreased $3.4 million (7%) as compared to the same period of 2005. The decrease is due primarily to decreases in premiums from the Company's fleet trucking and private passenger automobile programs of 10% and 8%, respectively, resulting from competitive pressures. In addition, the discontinuance of the Company's small business workers' compensation product late in 2004 contributed $1.2 million to the overall decline in premiums for the current quarter. Partially offsetting this decrease were increases in premiums from the Company's reinsurance assumed and small fleet trucking programs of 35% and 27%, respectively, reflecting improved pricing in both markets.

Direct premiums written and assumed decreased to $58.9 million from $64.6 million reported a year earlier. As noted in the previous paragraph, this decrease was due primarily to decreases in fleet trucking and private passenger automobile premiums and was partially offset by increases in premium writings from the Company's small fleet trucking and reinsurance assumed products. Premium ceded to reinsurers averaged 13.7% of direct premium production for the current quarter compared to 21.9% a year earlier.

Net investment income, before tax, during the first quarter of 2006 was 38% higher than the first quarter of 2005 due to increases in both average invested assets and in yields on bonds and short-term investments. Pre-tax yields on short-term investments nearly doubled from the prior year period. Overall after tax yields posted similar increases.

The first quarter 2006 net investment gain of $7.0 million consisted primarily of equity in earnings of limited partnership investments and gains on sales of equity securities of $4.7 million and $2.1 million, respectively. The limited partnerships in which the Company holds ownership interests invest in a broad range of publicly traded and privately held equity and debt securities, both domestic and foreign, as well as real estate and other business ventures. The earnings or losses reported by the limited partnerships may be subject to significant volatility. Readers are cautioned that the recording of the Company's proportionate share of the limited partnership's earnings or losses may result in significant fluctuations in the quarterly amounts reported under this caption. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first quarter of 2006 decreased $2.7 million from that experienced during the first quarter of 2005, which is consistent with the decrease in premium volume previously discussed. Loss ratios for each of the Company's major product lines were as follows:

                                               2006                2005
                                              -------             -------
         Fleet trucking                        74.8%               74.3%
         Private passenger automobile          59.6                60.5
         Small fleet trucking                  69.0                54.6
         Voluntary reinsurance assumed         33.3                28.1
         All lines                             67.0                67.8


Other operating expenses for the first quarter of 2006 increased $1.1 million, or 12%, from the first quarter of 2005. This increase was entirely attributable to the loss of ceding commission income associated with reinsurance treaty changes effective in June, 2005. Adjusted for ceding allowances, operating expenses decreased 10% from the first quarter of 2005, including the impact of a recovery of $.9 million of previously written off reinsurance from bankrupt companies. Without this recovery, operating expenses decreased 3% before consideration of ceding commissions. Ceding allowances totaled $.7 million for the 2006 quarter compared to $3.1 million for the 2005 quarter. The ratio of consolidated other operating expenses to operating revenue was 21.7% during the first quarter of 2006 compared to 18.6% for the 2005 first quarter, with the loss of ceding commission comprising 4.6 points of this change.

The effective federal tax rate for consolidated operations for the first quarter of 2006 was 31.7% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $1.2 million (11.7%) during the first quarter of 2006 as compared with the 2005 first quarter.


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

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2005.

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At March 31, 2006, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $170 million. Included in this total are case basis and estimated IBNR losses of approximately $18.5 million due from Converium Insurance (North America) Inc., $5.7 million due from Quanta Re., $4.3 million due from PMA Re. and $.7 million from Trenwick Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of March 31, 2006 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At March 31, 2006, limited partnership investments includes approximately $34.8 million consisting of three partnerships which are managed by organizations in which two of the Company's directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.


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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on February 6, 2006 regarding its earnings announcement for the fourth quarter and year ended December 31, 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  MAY 4, 2006         By   /s/ GARY W. MILLER
      -----------              -------------------------
                               Gary W. Miller,
                               Chairman of the Board and
                               Chief Executive Officer






Date MAY 4, 2006          By   /s/ G. PATRICK CORYDON
     -----------               -------------------------
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