Form 10-Q
period 2006-06-30
BALDWIN & LYONS INC
filed 2006-08-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

      For Quarter Ended                         Commission file number
        June 30, 2006                                   0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

            INDIANA                                   35-0160330
            -------                                   ----------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2006:

        TITLE OF CLASS                        NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                 2,650,059
      Class B (nonvoting)                             12,457,705


Index to Exhibits located on page 16.

                          Page 1 of a total of 23 pages
                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                             JUNE 30              December 31
                                                               2006                  2005
                                                        -------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                              $ 315,619             $ 265,419
   Equity securities                                               126,616               130,785
   Limited partnerships                                             46,601                44,727
   Short-term                                                       55,211                51,060
                                                        -------------------    ------------------
                                                                   544,047               491,991
Cash and cash equivalents                                           75,847               126,551
Accounts receivable                                                 28,972                30,270
Reinsurance recoverable                                            168,249               191,440
Notes receivable from employees                                      2,292                 2,339
Other assets                                                        21,097                17,767
                                                        -------------------    ------------------
                                                                 $ 840,504             $ 860,358
                                                        ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                            $ 411,565             $ 430,273
Reserves for unearned premiums                                      35,705                29,688
Accounts payable and accrued expenses                               39,442                37,777
Current federal income taxes                                         1,002                 1,881
Deferred federal income taxes                                       12,452                14,054
                                                        -------------------    ------------------
                                                                   500,166               513,673
Shareholders' equity:
   Common stock-no par value                                           645                   632
   Additional paid-in capital                                       45,127                38,894
   Unrealized net gains on investments                              40,824                42,440
   Retained earnings                                               253,742               264,719
                                                        -------------------    ------------------
                                                                   340,338               346,685
                                                        -------------------    ------------------
                                                                 $ 840,504             $ 860,358
                                                        ===================    ==================




See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended                     Six Months Ended
                                                                 June 30                               June 30
                                                    -----------------------------------    ---------------------------------
                                                         2006                2005              2006               2005
                                                    ----------------    ---------------    --------------     --------------
REVENUES
Net premiums earned                                     $    42,163         $   43,473        $   85,381         $   90,132
Net investment income                                         4,736              3,547             9,295              6,855
Net gains (losses) on investments                            (1,135)             3,188             5,879              8,124
Commissions and other income                                  1,848              1,803             3,712              3,639
                                                    ----------------    --------------     ---------------    --------------
                                                             47,612             52,011           104,267            108,750
EXPENSES
Losses and loss expenses incurred                            27,717             27,972            56,656             59,584
Other operating expenses                                     12,413             10,299            23,200             19,947
                                                    ----------------    ---------------    --------------     --------------
                                                             40,130             38,271            79,856             79,531
                                                    ----------------    --------------     ---------------    --------------
             INCOME BEFORE FEDERAL INCOME TAXES               7,482             13,740            24,411             29,219
Federal income taxes                                          2,055              4,541             7,428              9,674
                                                    ----------------    ---------------    --------------     --------------
                                     NET INCOME         $     5,427         $    9,199        $   16,983         $   19,545
                                                    ================    ===============    ==============     ==============

Per share data:
                                 BASIC EARNINGS              $  .36             $  .63            $ 1.14            $  1.33
                                                    ================    ===============    ==============     ==============

                               DILUTED EARNINGS              $  .36             $  .62            $ 1.14             $ 1.32
                                                    ================    ===============    ==============     ==============

                 DIVIDENDS PAID TO SHAREHOLDERS              $ 1.50             $  .10            $ 1.85             $  .35
                                                    ================    ===============    ==============     ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        14,979             14,728            14,893             14,726
   Dilutive effect of options outstanding                        43                103                61                110
                                                    ----------------    ---------------    --------------     --------------
   Average shares outstanding - diluted                      15,022             14,831            14,954             14,836
                                                    ================    ===============    ==============     ==============




See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                              Six Months Ended
                                                                                   June 30
                                                                           2006               2005
                                                                      ---------------    ---------------

Net cash provided by operating activities                                 $  18,730          $  15,800
Investing activities:
   Purchases of long-term investments                                      (148,592)           (54,142)
   Proceeds from sales or maturities
       of long-term investments                                             105,010             97,880
   Net purchases of short-term investments                                   (4,151)           (33,524)
   Decrease in notes receivable from employees                                   15                138
   Other investing activities                                                   294             (1,207)
                                                                      ---------------    ---------------
              Net cash provided by (used in) investing activities           (47,424)             9,145
Financing activities:
   Dividends paid to shareholders                                           (27,847)            (5,153)
   Repayment on notes payable                                                     -             (3,000)
   Cost of treasury stock                                                      (401)                 -
   Proceeds from sales of common stock                                        6,238                214
                                                                      ---------------    ---------------
                            Net cash used in financing activities           (22,010)            (7,939)
                                                                      ---------------    ---------------
                 Increase (decrease) in cash and cash equivalents           (50,704)            17,006
Cash and cash equivalents at beginning of period                            126,551             57,384
                                                                      ---------------    ---------------
   Cash and cash equivalents at end of period                               $75,847            $74,390
                                                                      ===============    ===============


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     (1) BASIS OF PRESENTATION: The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.

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



                                                       THREE MONTHS      Three Months       SIX MONTHS        Six Months
                                                           ENDED             Ended             ENDED             Ended
                                                       JUNE 30, 2006     June 30, 2005     JUNE 30, 2006     June 30, 2005
                                                     ----------------- ----------------- ----------------- -----------------
Realized net gains on the disposal of securities          $   1,804          $  2,532         $   3,558          $  4,702
Impairment:
  Write-downs based upon objective criteria                    (763)                -              (763)             (592)
  Recovery of prior write-downs
    upon sale or disposal                                       136               150               668               737
Equity in earnings (losses) of limited partnership
  investments (realized and unrealized)                      (2,312)              506             2,416             3,277
                                                     ----------------- ----------------- ----------------- -----------------
  Totals                                                  $  (1,135)         $  3,188         $   5,879          $  8,124
                                                     ================= ================= ================= =================


The net losses from limited partnerships for the quarter and year-to-date ending June 30, 2006 include an estimated $4.7 million and $.6 million, respectively, of unrealized losses as reported in the net income or loss of the various limited partnerships. Shareholders' equity at June 30, 2006 includes approximately $9.8 million, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2006 and 2005 comparative periods.


                                                   2006               2005
                                               --------------     -------------
Quarter ended June 30:
   Premiums ceded to reinsurers                     $ 5,402          $ 9,490
   Losses and loss expenses
      ceded to reinsurers                             3,215            8,674
   Commissions from reinsurers                          121            1,950

Six months ended June 30:
   Premiums ceded to reinsurers                      13,008           23,088
   Losses and loss expenses
      ceded to reinsurers                             5,115           22,888
   Commissions from reinsurers                          811            5,086


(5) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2006 was $908 and compares to total realized and unrealized income of $11,170 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, total realized and unrealized income was $15,643 and compares to total realized and unrealized income of $14,385 for the six months ended June 30, 2005.

(6) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions and, accordingly, segment profit presented here will not agree with statutory underwriting gains for this segment which may be quoted elsewhere in the Company's financial statements.


                                                          2006                                            2005
                                      ---------------------------------------------    --------------------------------------------
                                       DIRECT AND                                      Direct and
                                        ASSUMED         NET PREMIUM      SEGMENT         Assumed        Net Premium       Segment
                                        PREMIUM         EARNED AND       PROFIT          Premium        Earned and        Profit
                                        WRITTEN         FEE INCOME       (LOSS)          Written        Fee Income        (Loss)
                                      -------------    -------------   ------------    ------------    -------------    -----------
Quarter ended June 30:
  Protective products:
  Fleet trucking                       $  29,707         $  26,617      $  5,416         $ 34,859        $  27,789        $   7,795
  Reinsurance assumed                      2,874             3,799           983            1,927            2,706            1,121
  Sagamore products:
  Personal division                        6,322            10,041           751            8,418           11,296             899
  Commercial division:
  Small fleet trucking                     6,814             3,530          (445)           4,117            2,289             128
  Workers' compensation                      (20)               39          (148)              97              837            (146)
                                      -------------    -------------   ------------    ------------    -------------    -----------
   Total Commercial division               6,794             3,569          (593)           4,214            3,126             (18)
 All other                                  (235)             (132)         (162)             515              262            (235)
                                      -------------    -------------   ------------    ------------    -------------    -----------
   Totals                              $  45,462         $  43,894      $  6,395         $ 49,933        $  45,179          $9,562
                                      =============    =============   ============    ============    =============    ===========

Six months ended June 30:
  Protective products:
  Fleet trucking                       $  64,269         $  54,736      $ 10,169        $  78,106        $  58,612        $ 14,608
  Reinsurance assumed                      6,151             7,136         2,853            4,418            5,228           2,619
  Sagamore products:
  Personal division                       20,449            20,278         1,817           23,487           22,325           2,129
  Commercial division:
  Small fleet trucking                    13,545             6,373          (442)           7,634            4,489             250
  Workers' compensation                       49               129           178               92            2,222             115
                                      -------------    -------------   ------------    ------------    -------------    -----------
   Total Commercial division              13,594             6,502          (264)           7,726            6,711             365
 All other                                   (64)               98          (255)             793              694            (394)
                                      -------------    -------------   ------------    ------------    -------------    -----------
   Totals                              $ 104,399         $  88,750      $ 14,320        $ 114,530        $  93,570        $ 19,327
                                      =============    =============   ============    ============    =============    ===========



(7) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.


                                                        Three Months Ended                      Six Months Ended
                                                             June 30                                June 30
                                                     2006               2005                2006               2005
                                                ---------------    ----------------    ---------------    ----------------
REVENUE:
  Net premium earned and fee income                  $ 43,894          $  45,179           $ 88,750            $ 93,570
  Net investment income                                 4,736              3,547              9,295               6,855
  Net gains (losses) on investments                    (1,135)             3,188              5,879               8,124
  Other                                                   117                 97                343                 201
                                                ---------------    ----------------    ---------------    ----------------
                 TOTAL CONSOLIDATED REVENUE          $ 47,612           $ 52,011          $ 104,267           $ 108,750
                                                ===============    ================    ===============    ================

PROFIT:
  Segment profit                                      $ 6,395            $ 9,562           $ 14,320            $ 19,327
  Net investment income                                 4,736              3,547              9,295               6,855
  Net gains on investments                             (1,135)             3,188              5,879               8,124
  Corporate expenses                                   (2,514)            (2,557)            (5,083)             (5,087)
                                                ---------------    ----------------    ---------------    ----------------
         INCOME BEFORE FEDERAL INCOME TAXES           $ 7,482           $ 13,740           $ 24,411            $ 29,219
                                                ===============    ================    ===============    ================

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,292 remain outstanding at June 30, 2006 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the six months ended June 30, 2006, the Company experienced positive cash flow from operations totaling $18.7 million and compares to $15.8 million generated during the first half of 2005. With regard to the cash flows relating to the recovery of loss payments from reinsurers, the current year period included positive cash flow of $2.4 million and compares to negative cash flow of $4.5 million for the prior year period. Operating cash flows, other than those related to reinsurance on losses, were generally consistent with the decrease in premium volume and the run-off of losses for the discontinued workers' compensation product during the current period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was 2.4 years at June 30, 2006, up slightly from the prior year end but still short relative to the Company's liability duration.

Financing activity, other than the payment of dividends to shareholders, is generally not significant for the Company. During the second quarter the Company declared and paid an extra cash dividend totaling $1.25 per share. In addition, the regular quarterly dividend of $.10 per share was increased to $.25 per share. In total, the $1.50 per share paid during the second quarter aggregated $22.7 million, bringing year to date dividends paid to $27.8 million. At $.25 per share, the quarterly dividend commitment for the Company is currently $3.8 million. Also, during the second quarter, stock options, principally market value stock options granted in 1997, were exercised by employees producing $6.0 million in proceeds to the Company. Future proceeds from the exercise of stock options are not expected to be material.

The Company's assets at June 30, 2006 included $75.8 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $182.6 million of fixed maturity investments will mature within the twelve-month period following June 30, 2006. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2006, $20.6 million may be transferred by dividend or loan to the parent company during 2006 without approval by, or prior notification to, regulatory authorities. An additional $235.1 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $47.3 million at June 30, 2006.

The Company's annualized premium writing to surplus ratio for the first half of 2006 was approximately 43%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 2006 TO SECOND QUARTER, 2005
           -----------------------------------------------------------

Net premiums earned during the second quarter of 2006 decreased $1.3 million (3%) as compared to the same period of 2005. Discontinuance of the Company's small business workers' compensation product late in 2004 accounted for $.9 million to this overall decline in premiums for the current quarter. The remaining $.4 million decrease is composed of a 4% decline in fleet trucking premium and an 11% decrease in private passenger automobile premium, both the result of competitive conditions, largely offset by a 54% increase in small fleet trucking premium earned resulting principally from geographic expansion and higher premiums from Protective's reinsurance assumed business.

Direct premiums written and assumed during the second quarter of 2006 totaled $45.5 million, a 9% decrease from the $49.9 million reported a year earlier. As noted in the previous paragraph, this decrease was due primarily to decreases in fleet trucking and private passenger automobile premiums and was partially offset by increases in premium writings from the Company's small fleet trucking and reinsurance assumed products. Premium ceded to reinsurers averaged 12.6% of direct premium production for the current quarter compared to 19.8% a year earlier.

Net investment income, before tax, during the second quarter of 2006 was 34% higher than the second quarter of 2005 due to increases in both average invested assets and in yields on bonds and short-term investments. Pre-tax yields on short-term investments were nearly double the prior year period. Overall after tax yields posted similar increases.

The second quarter 2006 net investment loss of $1.1 million consisted primarily of equity in losses of limited partnership investments of $2.3 million and was partially offset by net gains on sales of equity securities. While several of our limited partnership investments were impacted by the declining stock markets during the second quarter, the net loss was concentrated in our investment in a limited partnership which invests exclusively in India. Gains generated during the first quarter this year from this partnership were largely offset by losses generated in the second quarter, resulting in a small year-to-date gain. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2006 were nearly unchanged from that experienced during the second quarter of 2005. Loss ratios for each of the Company's major product lines were as follows:

                                                  2006              2005
                                                 -------           -------
         Fleet trucking                            64.9%             65.5%
         Private passenger automobile              65.5              65.0
         Small fleet trucking                      78.8              54.7
         Voluntary reinsurance assumed             56.0              40.2
         All lines                                 65.7              64.3


The increase in the small fleet trucking ratio is due to an increase in frequency and severity of accidents during the current quarter. The 2006 ratio for voluntary reinsurance assumed was adversely impacted by $1.0 million of additional losses reported during the current quarter from the 2005 hurricanes.

Other operating expenses for the second quarter of 2006 increased $2.1 million, or 21%, from the second quarter of 2005. This increase was attributable entirely to the loss of ceding commission income associated with reinsurance treaty changes effective in June, 2005. Adjusted for ceding allowances, operating expenses were level with the second quarter of 2005. Ceding allowances totaled $.1 million for the 2006 quarter compared to $2.0 million for the 2005 quarter. The ratio of consolidated other operating expenses to operating revenue was 25.5% during the second quarter of 2006 compared to 21.1% for the 2005 second quarter, with the loss of ceding commission comprising 3.7 percentage points of this change.

The effective federal tax rate for consolidated operations for the second quarter of 2006 was 27.5% and is less than the statutory rate primarily because of tax exempt investment income and the impact of net investment losses for the quarter which carry a higher federal tax rate.

As a result of the factors mentioned above, net income decreased $3.8 million (41.0%) during the second quarter of 2006 as compared with the 2005 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2006 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 2005
                         ------------------------------

Net premiums earned during the six months of 2006 decreased $4.8 million (5%) as compared to the same period of 2005. The decrease is due primarily to decreases in premiums from the Company's private passenger automobile and fleet trucking programs of 10% and 7%, respectively, resulting from competitive pressures. In addition, the discontinuance of the Company's small business workers' compensation product late in 2004 accounted for $2.2 million of the overall decline in premiums for the current year period. Partially offsetting this decrease were increases in premiums from the Company's small fleet trucking and reinsurance assumed programs of 41% and 37%, respectively, for the same reasons as discussed in the quarterly comparison above.

Direct premiums written and assumed during the first half of 2006 totaled $104.4 million, a 9% decrease from the $114.5 million reported a year earlier. As noted in the previous paragraph, this decrease was due primarily to decreases in fleet trucking and private passenger automobile premiums and was partially offset by increases in premium writings from the Company's small fleet trucking and reinsurance assumed products. Premium ceded to reinsurers averaged 13.2% of direct premium production for the current period compared to 21.0% a year earlier.

Net investment income, before tax, during the first half of 2006 was 36% higher than the 2005 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were higher during the current period while average invested funds increased 7% from the prior year.

The net gain on investments of $5.9 million for the first six months of 2006 consists of net gains on equity securities and limited partnership investments of $4.1 million and $2.4 million, respectively, and was partially offset by $.6 million in losses on fixed maturity investments. The gain from limited partnerships includes both realized and unrealized net income, as reported by the general partners. For the six months, we have estimated that realized gains increased $3.0 million while unrealized gains decreased $.6 million. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first six months of 2006 decreased $2.9 million from the first six months of 2005, consistent with the decreased premium volume previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                                   2006              2005
                                                 --------          --------
         Fleet trucking                            70.0%             70.1%
         Private passenger automobile              62.5              62.8
         Small fleet trucking                      74.4              54.7
         Voluntary reinsurance assumed             45.4              34.4
         All lines                                 66.4              66.1


The higher loss ratio for small fleet trucking is attributable to higher frequency and severity of losses, principally during the second quarter. The loss ratio for reinsurance assumed includes $1.5 million of losses related to the 2005 hurricanes which were reported to the Company during 2006. The overall loss ratio was increased by 1.7 points as the result of the development on hurricane losses.

Other operating expenses increased $3.3 million (16%) during the first six months of 2006 compared to the same period of 2005. Ceding commission allowances included in net expenses were $.8 million for the 2006 period compared to $5.1 million in the prior year period, while expenses, before consideration of ceding allowances, decreased $1.0 million on lower premium volume. The ratio of other operating expenses to total operating revenue (adjusted for investment gains) was 23.6% for 2006 compared to 19.8% for 2005 for reasons mentioned in the quarterly comparison.

The effective federal tax rate for consolidated operations for the first six months of 2006 was 30.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income decreased $2.6 million (13.1%) during the first half of 2006 as compared with the 2005 period.

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


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2005

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At June 30, 2006, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $168 million. Included in this total are case basis and estimated IBNR losses of approximately $18.6 million due from Converium Insurance (North America) Inc., $5.8 million due from Quanta Re. and $3.6 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of June 30, 2006 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met. During the second quarter of 2006, the Company reached a commutation agreement with Trenwick Re. culminating with a cash settlement to the Company approximating the value of all reserves previously reported in this section.

At June 30, 2006, limited partnership investments includes approximately $32.2 million consisting of three partnerships which are managed by organizations in which two of the Company's directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.


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



                           PART II - OTHER INFORMATION


ITEM 5 OTHER INFORMATION
------------------------

During June, 2006, the Company renewed its reinsurance treaties covering the fleet trucking product under terms similar to the expiring agreements.


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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on May 1, 2006 regarding its earnings announcement for the second quarter of 2006. A Form 8-K was filed by the registrant on May 2, 2006 regarding the announcement of an extra dividend and an increase to the regular quarterly dividend.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     August 4, 2006           By  /s/ GARYL W. MILLER
                                      --------------------------------------
                                      Gary W. Miller, Chairman and CEO






Date     August 4, 2006           By  /s/ G. PATRICK CORYDON
                                      --------------------------------------
                                       G. Patrick Corydon,
                                       Senior Vice President - Finance
                                       (Principal Financial and
                                       Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2006



                                INDEX TO EXHIBITS




                                                  BEGINS ON SEQUENTIAL
                                                  PAGE NUMBER OF FORM
       EXHIBIT NUMBER                                     10-Q
       --------------                        -----------------------------

         EXHIBIT 11                                        17
Computation of per share earnings

         EXHIBIT 31.1                                      18
     Certification of CEO
 pursuant to Section 302 of the
      Sarbanes-Oxley Act

         EXHIBIT 31.2                                      20
     Certification of CFO
 pursuant to Section 302 of the
      Sarbanes-Oxley Act

         EXHIBIT 32.1                                      22
     Certification of CEO
 pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
 906 of the Sarbanes-Oxley Act

         EXHIBIT 32.2                                      23
     Certification of CFO
 pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
 906 of the Sarbanes-Oxley Act