Form 10-Q
period 2006-09-30
BALDWIN & LYONS INC
filed 2006-11-08
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                      Commission file number
         September 30, 2006                              0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                 35-0160330
               -------                                 ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
-------------------------------------------------        -----
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2006:

         TITLE OF CLASS                   NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                              2,650,059
      Class B (nonvoting)                          12,461,455


Index to Exhibits located on page 16.



                          Page 1 of a total of 23 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
----------------------------

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                           SEPTEMBER 30           December 31
                                                               2006                  2005
                                                        -------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                              $ 326,560             $ 265,419
   Equity securities                                               131,177               130,785
   Limited partnerships                                             48,666                44,727
   Short-term                                                       69,125                51,060
                                                        -------------------    ------------------
                                                                   575,528               491,991
Cash and cash equivalents                                           46,182               126,551
Accounts receivable                                                 38,925                30,270
Reinsurance recoverable                                            172,316               191,440
Notes receivable from employees                                      2,321                 2,339
Other assets                                                        34,062                17,767
                                                        -------------------    ------------------
                                                                 $ 869,334             $ 860,358
                                                        ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                            $ 420,072             $ 430,273
Reserves for unearned premiums                                      35,282                29,688
Accounts payable and accrued expenses                               45,822                37,777
Current federal income taxes                                         2,006                 1,881
Deferred federal income taxes                                       15,118                14,054
                                                        -------------------    ------------------
                                                                   518,300               513,673
Shareholders' equity:
   Common stock-no par value                                           645                   632
   Additional paid-in capital                                       45,127                38,894
   Unrealized net gains on investments                              45,407                42,440
   Retained earnings                                               259,855               264,719
                                                        -------------------    ------------------
                                                                   351,034               346,685
                                                        -------------------    ------------------
                                                                 $ 869,334             $ 860,358
                                                        ===================    ==================

See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30                          September 30
                                                    -----------------------------------    ---------------------------------
                                                         2006                2005              2006               2005
                                                    ----------------    --------------     --------------     --------------
REVENUES
Net premiums earned                                         $42,333            $49,848          $127,714           $139,981
Net investment income                                         5,140              3,734            14,435             10,589
Net gains on investments                                      2,958              8,346             8,837             16,470
Commissions and other income                                  1,418              1,645             5,130              5,283
                                                    ----------------    ---------------    --------------     --------------
                                                             51,849             63,573           156,116            172,323
EXPENSES
Losses and loss expenses incurred                            25,837             46,827            82,493            106,411
Other operating expenses                                     11,931              9,902            35,131             29,849
                                                    ----------------    ---------------    --------------     --------------
                                                             37,768             56,729           117,624            136,260
                                                    ----------------    ---------------    --------------     --------------
             INCOME BEFORE FEDERAL INCOME TAXES              14,081              6,844            38,492             36,063
Federal income taxes                                          4,202              2,193            11,630             11,866
                                                    ----------------    ---------------    --------------     --------------
                                     NET INCOME             $ 9,879            $ 4,651           $26,862            $24,197
                                                    ================    ===============    ==============     ==============

PER SHARE DATA:
                                 BASIC EARNINGS              $  .65             $  .32            $ 1.79             $ 1.64
                                                    ================    ===============    ==============     ==============

                               DILUTED EARNINGS              $  .65             $  .31            $ 1.79             $ 1.63
                                                    ================    ===============    ==============     ==============

                 DIVIDENDS PAID TO SHAREHOLDERS              $  .25             $  .35            $ 2.10             $  .70
                                                    ================    ===============    ==============     ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        15,108             14,764            14,965             14,739
   Dilutive effect of options outstanding                        22                109                48                115
                                                    ----------------    ---------------    --------------     --------------
   Average shares outstanding - diluted                      15,130             14,873            15,013             14,854
                                                    ================    ===============    ==============     ==============




See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                             Nine Months Ended
                                                                               September 30
                                                                          2006              2005
                                                                      --------------    -------------
Net cash provided by operating activities                                $  14,628         $  37,620
Investing activities:
   Purchases of long-term investments                                     (191,391)         (110,125)
   Proceeds from sales or maturities
       of long-term investments                                            138,776           152,664
   Net purchases of short-term investments                                 (18,065)          (30,724)
   Decrease in notes receivable from employees                                  15               169
   Other investing activities                                                1,455            (1,470)
                                                                      --------------    -------------
              Net cash provided by (used in) investing activities          (69,210)           10,514
Financing activities:
   Dividends paid to shareholders                                          (31,624)          (10,329)

   Repayment on notes payable                                                    -            (6,000)

   Cost of treasury stock                                                     (401)                -
   Proceeds from sales of common stock                                       6,238             1,306
                                                                      --------------    -------------
                            Net cash used in financing activities          (25,787)          (15,023)
                                                                      --------------    -------------
                 Increase (decrease) in cash and cash equivalents          (80,369)           33,111
Cash and cash equivalents at beginning of period                           126,551            57,384
                                                                      --------------    -------------
   Cash and cash equivalents at end of period                            $  46,182         $  90,495
                                                                      ==============    =============


See notes to condensed consolidated financial statements.


NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.

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

(3) NET GAINS ON INVESTMENTS: Amounts reported as net gains on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company's investment managers, (2) "other-than-temporary impairment" write-downs, and (3) equity in earnings or losses of investments in limited partnerships.

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

Following is a summary of the components of net gains on investments for the periods presented in the accompanying statements of income.

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30                        SEPTEMBER 30
                                                      --------------------------------    --------------------------------
                                                          2006              2005              2006              2005
                                                      --------------    --------------    --------------    --------------
Realized net gains on the disposal of securities        $     449          $   1,632        $   4,007          $   6,334
Impairment:
  Write-downs based upon objective criteria                  (580)              (904)          (1,343)            (1,496)
  Recovery of prior write-downs
    upon sale or disposal                                       -                375              668              1,112
Equity in earnings of limited partnership
  investments (realized and unrealized)                     3,089              7,243            5,505             10,520
                                                      --------------    --------------    --------------    --------------

  Totals                                                 $  2,958          $   8,346        $   8,837         $   16,470
                                                      ==============    ==============    ==============    ==============


The net gains from limited partnerships for the quarter and year-to-date ending September 30, 2006 include an estimated $2.0 million and $1.4 million, respectively, of unrealized gains as reported in the net income or loss of the various limited partnerships. Shareholders' equity at September 30, 2006 includes approximately $11.8 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2006 and 2005 comparative periods.

                                                  2006           2005
                                               -----------    -----------
Quarter ended September 30:
   Premiums ceded to reinsurers                 $ 5,961         $ 8,225
   Losses and loss expenses
      ceded to reinsurers                         7,472          19,620
   Commissions from reinsurers                      177           1,482

Nine months ended September 30:
   Premiums ceded to reinsurers                  18,969          31,313
   Losses and loss expenses
      ceded to reinsurers                        12,587          42,508
   Commissions from reinsurers                      988           6,568


(5) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended September 30, 2006 was $14,473 and compares to total realized and unrealized income of $8,056 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, total realized and unrealized income was $30,116 and compares to total realized and unrealized income of $22,441 for the nine months ended September 30, 2005.

(6) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. In addition, segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company for this segment and is computed after elimination of inter-company commissions.

                                                   2006                                             2005
                                --------------------------------------------    ----------------------------------------------
                                Direct and          Net                           Direct and          Net
                                  Assumed         Premium          Segment         Assumed          Premium          Segment
                                  Premium        Earned and        Profit          Premium         Earned and        Profit
                                  Written        Fee Income        (Loss)          Written         Fee Income        (Loss)
                                ------------    -------------    -----------    --------------    ------------    ------------
THREE MONTHS ENDED SEPTEMBER 30:
PROTECTIVE PRODUCTS:
  Fleet trucking                  $ 30,561         $ 26,695        $ 6,343          $ 39,296         $ 33,262      $  6,013
  Reinsurance assumed                3,322            3,517          1,931             4,498            4,367       (10,534)
SAGAMORE PRODUCTS:
  Personal division                  6,965            9,364            419             7,651           10,602         1,607
  Commercial division:
  Small fleet trucking               6,917            3,945            (22)            4,045            2,379             8
  Workers' compensation                  -                1             70                48              404           (15)
                                ------------    -------------    -----------    --------------    ------------    ------------
   Total Commercial                  6,917            3,946             48             4,093            2,783            (7)
      division
 All other                             109              139           (325)              304              410           102
                                ------------    -------------    -----------    --------------    ------------    ------------

   Totals                         $ 47,874         $ 43,661        $ 8,416          $ 55,842         $ 51,424      $ (2,819)
                                ============    =============    ===========    ==============    ============    ============

NINE MONTHS ENDED SEPTEMBER 30:
PROTECTIVE PRODUCTS:
  Fleet trucking                  $ 94,830         $ 81,431       $ 16,513         $ 117,402         $ 91,875      $ 20,621
  Reinsurance assumed                9,473           10,653          4,784             8,916            9,596        (7,914)
SAGAMORE PRODUCTS:
  Personal division                 27,414           29,643          2,237            31,138           32,927         3,737
  Commercial division:
  Small fleet trucking              20,462           10,318           (464)           11,679            6,868           258
  Workers' compensation                 49              130            247               140            2,625           100
                                ------------    -------------    -----------    --------------    ------------    ------------
   Total Commercial                 20,511           10,448           (217)           11,819            9,493           358
      division
 All other                              45              237           (581)            1,096            1,102          (295)
                                ------------    -------------    -----------    --------------    ------------    ------------

   Totals                        $ 152,273        $ 132,412       $ 22,736         $ 170,371        $ 144,993      $ 16,507
                                ============    =============    ===========    ==============    ============    ============


(7) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30                       September 30
                                                           2006             2005              2006             2005
                                                       -------------    --------------    -------------    --------------
REVENUE:
  Net premium earned and fee income                       $ 43,661          $ 51,424         $ 132,412        $ 144,993
  Net investment income                                      5,140             3,734            14,435           10,589
  Net gains on investments                                   2,958             8,346             8,837           16,470
  Other                                                         90                69               432              271
                                                       -------------    --------------    -------------    --------------
                       Total consolidated revenue         $ 51,849          $ 63,573         $ 156,116        $ 172,323
                                                       =============    ==============    =============    ==============

PROFIT:
  Segment profit                                          $  8,416          $ (2,819)         $ 22,736        $  16,507
  Net investment income                                      5,140             3,734            14,435           10,589
  Net gains on investments                                   2,958             8,346             8,837           16,470
  Corporate expenses                                        (2,433)           (2,417)           (7,516)          (7,503)
                                                       -------------    --------------    -------------    --------------
               Income before federal income taxes         $ 14,081          $  6,844          $ 38,492        $  36,063
                                                       =============    ==============    =============    ==============


Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,321 remain outstanding at September 30, 2006 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) ACCOUNTING PRONOUNCEMENTS: In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. FIN 48 is effective for us on January 1, 2007. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of FIN 48; however, it is not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the nine months ended September 30, 2006, the Company experienced positive cash flow from operations totaling $14.6 million and compares to $37.6 million generated during the first nine months of 2005. The $23.0 million drop in cash flow from the 2005 period reflects a decline in premium revenue and related deposits and includes $18.5 million refunded on retrospectively rated policies in the third quarter of 2006. Refunds of this magnitude will not occur in the future as most large retrospective policies have now been finalized.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was 2.5 years at September 30, 2006, up slightly from the prior year end but still short relative to the Company's liability duration.

Financing activity, other than the payment of dividends to shareholders, is generally not significant for the Company. Dividends paid for the nine months ended September 30, 2006 totaled $31.6 million and included extra dividends totaling $22.6 million. With the regular quarterly dividend rate at $.25 per share, the quarterly dividend commitment for the Company is currently $3.8 million. Also, during the second and third quarters, stock options, principally market value stock options granted in 1997, were exercised by employees producing $6.2 million in proceeds to the Company. Future proceeds from the exercise of stock options are not expected to be material.

The Company's assets at September 30, 2006 included $46.2 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $192.3 million of fixed maturity investments will mature within the twelve-month period following September 30, 2006. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2006, $20.6 million may be transferred by dividend or loan to the parent company during the remainder of 2006 without approval by, or prior notification to, regulatory authorities. An additional $247.9 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $41.2 million at September 30, 2006.

The Company's annualized premium writing to surplus ratio for the first nine months of 2006 was approximately 41%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------

            COMPARISONS OF THIRD QUARTER, 2006 TO THIRD QUARTER, 2005
            ---------------------------------------------------------

Net premiums earned during the third quarter of 2006 decreased $7.5 million (15%) as compared to the same period of 2005. The majority of this decrease is due to lost accounts in the Company's fleet trucking segment resulting from competitive conditions in the marketplace. Private passenger automobile and reinsurance assumed premiums also declined by $1.2 million and $1.1 million, respectively, with the private passenger automobile decline the result of competitive conditions and the decline in reinsurance assumed resulting from reinstatement premium recorded in the third quarter of 2005 related to hurricane Katrina losses. These declines were partially offset by a $1.7 million increase in small fleet trucking premium earned resulting principally from geographic expansion.

Direct premiums written and assumed during the third quarter of 2006 totaled $47.9 million, a 14% decrease from the $55.8 million reported a year earlier in line with the lower premium earned, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 13.4% of direct premium production for the current quarter compared to 16.1% a year earlier.

Net investment income, before tax, during the third quarter of 2006 was 38% higher than the third quarter of 2005 due to increases in both average invested assets and in yields on bonds and short-term investments. Pre-tax yields on short-term investments were 69% higher than the prior year period. Overall after-tax yields increased by 34% as municipal bonds comprised a larger portion of the Company's fixed income portfolio during 2006.

The third quarter 2006 net investment gain of $3.0 million resulted primarily from equity in the net income of limited partnership investments of $3.1 million which was concentrated in our investment in a limited partnership which invests exclusively in India. During the third quarter of 2005, limited partnerships produced investment gains totaling $7.2 million, again with the majority of this attributable to trading in the Indian markets, and direct trading of securities netted a gain of $1.6 million. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the third quarter of 2006 were $21.0 million lower than that experienced during the third quarter of 2005 primarily due to hurricane losses occurring during the 2005 third quarter. Loss ratios for each of the Company's major product lines were as follows:

                                               2006              2005
                                              ------            ------
         Fleet trucking                        62.2%             75.2%
         Private passenger automobile          69.5              56.8
         Small fleet trucking                  60.4              64.7
         Voluntary reinsurance assumed         26.0             339.4
         All lines                             61.0              93.9


The decline in loss ratio for fleet trucking results from favorable experience in the Company's independent contractor program while the increase in the private passenger automobile ratio is due to an increase in frequency and severity of accidents during the current quarter. The 2005 ratio for voluntary reinsurance assumed was adversely impacted by $14.8 million of losses related to hurricanes Katrina and Rita (partially offset by $1.8 million in reinstatement premium).

Other operating expenses, for the third quarter of 2006, increased $2.0 million, or 20%, from the third quarter of 2005. The majority of this increase was attributable to the loss of ceding commission income associated with reinsurance treaty changes effective in June, 2005. Ceding allowances totaled $.2 million for the 2006 quarter compared to $1.5 million for the 2005 quarter. Adjusted for ceding allowances, other operating expenses were 6% higher than the third quarter of 2005 with most of this increase attributable to commissions on reinsurance assumed business as contingent commissions for the third quarter of 2005 were reduced significantly as the result of hurricane losses. The ratio of consolidated other operating expenses to operating revenue was 24.4% during the third quarter of 2006 compared to 17.9% for the 2005 third quarter, with the loss of ceding commission comprising 2.7 percentage points of this change. The remainder of the increase in the other operating expense ratio is due the decline in total revenues as a portion of the Company's expenses are fixed.

The effective federal tax rate for consolidated operations for the third quarter of 2006 was 29.8% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, and principally the lack of hurricane losses during the current quarter partially offset by lower limited partnership investment gains, net income increased $5.2 million (112.4%) during the third quarter of 2006 as compared with 2005.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2006 TO
             ------------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                      ------------------------------------

Net premiums earned during the first nine months of 2006 decreased $12.3 million (9%) as compared to the same period of 2005. The decrease is due primarily to decreases in premiums from the Company's fleet trucking and private passenger automobile programs of 12% and 11%, respectively, resulting from competitive pressures. In addition, the discontinuance of the Company's small business workers' compensation product late in 2004 accounted for $2.6 million of the overall decline in premiums for the current year period. Partially offsetting this decrease were increases in premiums from the Company's small fleet trucking and reinsurance assumed programs of 51% and 7%, respectively. The increase in small fleet trucking premium is due primarily to geographic expansion while the increase in reinsurance assumed premium reflects rate increases in 2006 exceeding the $1.8 million in hurricane-related reinstatement premium recorded in the third quarter of 2005.

Direct premiums written and assumed during the first nine months of 2006 totaled $152.3 million, an 11% decrease from the $170.4 million reported a year earlier with changes generally in line with the changes in premium earned discussed in the previous paragraph. Premium ceded to reinsurers averaged 13.3% of direct premium production for the current period compared to 19.4% a year earlier.

Net investment income, before tax, during the first nine months of 2006 was 36% higher than the 2005 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were higher during the current period while average invested funds increased 6% from the prior year.

The net gain on investments of $8.8 million for the first nine months of 2006 consists of net gains on limited partnership investments and equity securities of $5.5 million and $3.9 million, respectively, and was partially offset by $.6 million in losses on fixed maturity investments. The gain from limited partnerships includes both realized and unrealized net income, as reported by the general partners. For the nine months, we have estimated that realized and unrealized gains increased $4.1 million and $1.4 million, respectively. During the prior year, limited partnerships reported realized and unrealized gains totaling $10.5 million while direct securities trading produced gains netting to $5.9 million. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first nine months of 2006 decreased $23.9 million from the first nine months of 2005. The majority of the decrease in losses relates to the hurricane losses experience in the 2005 period. The remainder of the decrease is consistent with the decreased premium volume previously discussed. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                   2006              2005
                                                  ------            ------
         Fleet trucking                            67.4%             72.0%
         Private passenger automobile              64.7              60.9
         Small fleet trucking                      69.0              58.1
         Voluntary reinsurance assumed             39.0             173.2
         All lines                                 64.6              76.0


The fluctuations in loss ratios for the nine months are similar to those discussed in the quarterly comparisons except that small fleet trucking experienced high frequency and severity of losses during the second quarter of 2006 associated with geographic expansion.

Other operating expenses increased $5.3 million (18%) during the first nine months of 2006 compared to the same period of 2005. Ceding commission allowances included in net expenses were $1.0 million for the 2006 period compared to $6.6 million in the prior year period, while expenses, before consideration of ceding allowances, were $.3 million lower than the 2005 period even after consideration of $.8 million in higher commissions on reinsurance assumed in 2006. The ratio of other operating expenses to total operating revenue (adjusted for investment gains) was 23.9% for 2006 compared to 19.2% for 2005 with the entire increase attributable to the loss of ceding commission credits.

The effective federal tax rate for consolidated operations for the first nine months of 2006 was 30.2% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $2.7 million (11.0%) during the first nine months of 2006 as compared with the 2005 period.

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


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2005

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At September 30, 2006, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $172 million. Included in this total are case basis and estimated IBNR losses of approximately $18.8 million due from Converium Insurance (North America) Inc., $5.0 million due from Quanta Re. and $3.6 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of September 30, 2006 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At September 30, 2006, limited partnership investments includes approximately $35.0 million consisting of three partnerships which are managed by organizations in which two of the Company's directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.


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

Nothing to report.


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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on August 1, 2006 regarding its routine earnings announcement for the second quarter of 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  NOVEMBER 8, 2006                By  /S/ GARY W. MILLER
      ----------------                    --------------------------------
                                          Gary W. Miller, Chairman and CEO






Date  NOVEMBER 8, 2006                By  /S/ G. PATRICK CORYDON
      ----------------                    ---------------------------------
                                          G. Patrick Corydon,
                                          Senior Vice President - Finance
                                          (Principal Financial and
                                           Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2006



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