Form 10-K
period 2006-12-31
BALDWIN & LYONS INC
filed 2007-03-14
CIK 9346

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                          Commission file number 0-5534
DECEMBER 31, 2006

                              BALDWIN & LYONS, INC.
             ------------------------------------------------------
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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2006, based on the closing trade prices on that date, was approximately $205,986,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 12, 2007:
           Common Stock, No Par Value:
             Class A (voting)                       2,650,059 shares
             Class B (nonvoting)                   12,488,955 shares

The Index to Exhibits is located on pages 79 through 81.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 1, 2007 are incorporated by reference into Part III.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B & L") specializes in marketing and underwriting property and casualty insurance. B & L's subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states, the District of Columbia and all Canadian provinces; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 47 states; and B & L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the "Insurance Subsidiaries." The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 62% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2006 was attributable to business produced directly by B & L. Approximately 7% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through retrocessions. The remaining 31% consists primarily of business written by Sagamore which was originated through an extensive network of independent agents.

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

PRIVATE PASSENGER AUTOMOBILE INSURANCE
--------------------------------------

Sagamore markets nonstandard private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

SMALL FLEET TRUCKING INSURANCE
------------------------------

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators with six or fewer power units. These products are marketed through independent agents in thirty-one states.

The most significant expense category for the Company's insurance subsidiaries is losses and loss adjustment expenses incurred. A discussion of this expense category follows.

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

The Company's reserves for losses and loss expenses ("reserves") are determined based on evaluations of individual reported claims and by complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) "case basis", (2) "incurred but not reported" and (3) "loss adjustment expense" reserves. Case basis reserves, which comprise approximately 59% of total net reserves at December 31, 2006, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples. Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a "bulk" basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. For a more detailed discussion of the three categories of reserves, see "LOSS AND LOSS EXPENSE RESERVES" under the caption, "Critical Accounting Policies" beginning on page 32 in MANAGEMENT'S DISCUSSION AND ANALYSIS.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly claims involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for losses retained by the insured. The loss and LAE reserves at December 31, 2006 have been reduced by approximately $4.9 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.4 million lower for the year ended December 31, 2006.

For policies inforce at December 31, 2006, the maximum amount for which Protective insures a trucking risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by Protective are $5 million. Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by Protective but 100% reinsured. Certain coverages, such as workers' compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages. After giving effect to current treaty reinsurance arrangements Protective's maximum exposure to loss from a single occurrence is approximately $2.4 million for the vast majority of risks insured although, for certain losses, Protective's maximum exposure could be as high as $3.7 million for a single occurrence. Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties. The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions. Net premiums earned and losses incurred by the Company for 2006, 2005 and 2004 each include $23,366, $15,878 and $2,278, respectively, related to such deductible provisions. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 3, 2007 and cover the entire policy period for all business written through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective's maximum exposure to a single occurrence has ranged from less than $100,000 to current levels, as discussed above. Because Protective has, in the past, written multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions by Protective than those provided by current treaty provisions.

With respect to Sagamore's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence has never exceeded $250,000.

The following table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2006, 2005 and 2004. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 12 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2006. The table on page 13 is a summary of the reestimated liability, before consideration of reinsurance, for the ten years prior to 2006 as well as the related reestimated reinsurance recoverable for the same periods.

                             RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
                                               EXPENSES (GAAP BASIS)

                                                                             Year Ended December 31,
                                                                   2006               2005                2004
                                                              ---------------   ---------------    ---------------
NET OF REINSURANCE RECOVERABLE:                                               (DOLLARS IN THOUSANDS)
-------------------------------
  Liability for losses and LAE at the
    beginning of the year                                       $  242,130         $  207,137         $  162,424

  Provision for losses and LAE:
      Claims occurring during the current year                     129,551            154,314            141,254
      Claims occurring during prior years                          (16,947)           (13,692)           (14,956)
                                                              ---------------   ----------------   ----------------
                                                                   112,604            140,622            126,298
  Payments of losses and LAE:
      Claims occurring during the current year                      45,658             45,286             43,351
      Claims occurring during prior years                           59,581             60,343             38,234
                                                              ---------------   ----------------   ----------------
                                                                   105,239            105,629             81,585
                                                              ---------------   ----------------   ----------------

  Liability for losses and LAE at end of year                      249,495            242,130            207,137

Reinsurance recoverable on unpaid losses
  at end of the year                                               159,917            188,143            233,035
                                                              ---------------   ----------------   ----------------

Liability for losses and LAE, gross of
  reinsurance recoverable, at end of the year                   $  409,412         $  430,273         $  440,172
                                                              ===============   ================   ================


The reconciliation above shows that a savings of $16.9 million was developed in the liability for losses and LAE recorded at December 31, 2005, with similar savings developed during the two prior calendar years. The following table is a summary of the above $16.9 million reserve savings by accident year.

 Years in Which Losses           Reserve at          (Savings) Deficiency        % (Savings)
     Were Incurred            December 31, 2005      Recorded During 2006        Deficiency
-------------------------    ---------------------   ---------------------   ----------------
                                          (DOLLARS IN THOUSANDS)
          2005                       $  109,028           $     (3,972)            (3.6%)
          2004                           52,711                 (7,676)           (14.6%)
          2003                           25,657                 (5,286)           (20.6%)
          2002                            5,847                   (810)           (13.9%)
          2001                           11,446                    231              2.0%
      2000 & prior                       37,441                    566              1.5%
                             ---------------------   --------------------

                                     $  242,130           $    (16,947)            (7.0%)
                             =====================   ====================


The savings recorded for these loss years was derived from varied sources, as follows.

                                              2000 &
                                               Prior          2001          2002          2003          2004          2005
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                                                             (DOLLARS IN THOUSANDS)
Losses and allocated loss expenses
  developed on cases known to exist at
  December 31, 2005                             $  208        $  182        $ (203)        $ (561)     $ (3,388)    $       -

Losses and allocated loss expenses
  reported on cases unknown at
  December 31, 2005                                401            13            12            704           865         3,886

Unallocated loss expenses paid                      76            87           114            339           717         1,805

Change in reserves for incurred but not
  reported losses and loss expenses                170          (101)         (128)        (4,143)       (4,692)      (11,489)
                                            ------------  ------------  ------------  ------------  ------------  ------------
Net (savings) deficiency on losses from
  directly-produced business                       855           181          (205)        (3,661)       (6,498)       (5,798)

(Savings) deficiency reported under
  voluntary reinsurance assumption
  agreements and residual markets                 (289)           50          (605)        (1,625)       (1,178)        1,826
                                            ------------  ------------  ------------  ------------  ------------  ------------

                             Net savings         $ 566         $ 231        $ (810)      $ (5,286)     $ (7,676)     $ (3,972)
                                            ============  ============  ============  ============  ============  ============


These developments, presented separately by line of business, were as follows.

                                                                               Year Ended December 31
                     Line of Business                              2006               2005                 2004
                                                               --------------    ----------------    -----------------
                                                                               (DOLLARS IN THOUSANDS)
Fleet trucking                                                    $ (13,749)          $  (9,378)          $ (11,280)
Non-standard private passenger automobile                            (1,064)             (1,934)             (1,686)
Small fleet trucking                                                   (564)               (919)               (214)
Voluntary reinsurance assumed                                        (1,288)             (1,730)             (2,909)
Small business workers' compensation                                   (660)               (727)               (334)
All other                                                               379                 996               1,468
                                                               --------------    ----------------    -----------------

                                                                  $ (16,947)          $ (13,692)          $ (14,956)
                                                               ==============    ================    =================


The fleet trucking developments include developed redundancies from retrospectively-rated direct business, as shown in the following table. The "All other" category includes loss activity from involuntary residual markets, assigned risks and run-off of the Company's discontinued products, other than small business workers' compensation.

In order to better understand the dynamics of the loss developments shown above, the following table separates developments into unique components, which are discussed below.

                                                                         Year Ended December 31,
                                                                2006               2005              2004
                                                           ---------------    ---------------    --------------
                                                                         (DOLLARS IN THOUSANDS)
Retrospectively-rated direct business                           ($7,171)          ($8,014)           ($5,400)
Other direct business                                            (7,994)           (4,468)            (6,689)
Reinsurance assumed                                              (1,288)           (1,730)            (2,909)
Involuntary residual markets                                       (533)            1,018                698
Environmental damage                                                 39              (498)              (656)
                                                           ---------------    ---------------    --------------
                                    Totals                     ($16,947)         ($13,692)          ($14,956)
                                                           ===============    ===============    ==============


A major component of the reserve savings in each of the years 2006, 2005 and 2004 is attributable to retrospectively-rated policies which are included in Fleet Trucking business. The majority of savings on these policies is returned to policyholders in the form of a retrospective premium adjustment which is recorded concurrently with the recognition of the reserve development. Accordingly, premium written and earned during 2006, 2005 and 2004 was reduced by approximately $5.4 million, $4.8 million and $2.2 million, respectively, associated with prior year loss reserve development on these policies and pre-tax income was increased by approximately $1.8 million (3.3%), $3.2 million (6.3%) and $3.2 million (7.3%), respectively.

The other direct business amounts include the non-retrospectively rated polices for Fleet Trucking, non-standard private passenger automobile, small fleet and small business workers' compensation lines, as well as runoff of discontinued products which constitute part of the "all other" line of business shown in the previous table. As shown, the savings from this category, which comprises all of the Company's directly produced, non-retrospectively rated business, ranged from $4.5 million in 2005 to $8.0 million in 2006. This fluctuation reflects the Company's continuing process of incorporating more recent loss development data into its loss reserving formulae, but also reflects the variability associated with the larger claims covered by the Company, particularly in more recent periods when the Company's net retentions have increased. As discussed elsewhere, the Company has experienced savings in its loss developments for several years owing to, among other things, its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. While the Company's basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time. Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible. The $8.0 million savings developed during 2006 represents approximately 15.3% of pre-tax net income for 2006 but only approximately 5% of December 31, 2005 net loss and LAE reserves on the related business.

The developments for reinsurance assumed and involuntary residual markets, which netted to $1.8 million of savings during 2006, are heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies and by managers of state run residual market pools. While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year. We have found this to be particularly true during years when large catastrophic events occur near year end.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs. The savings recognized in 2005 and 2004 represent both case basis and IBNR reserve reductions resulting from favorable outcomes related to large environmental claims.

The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid-1980's; this process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2006 for most lines of business. However, the average settlement amounts of severe trucking claims have tended to increase significantly in recent years.

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2005, losses reported which were previously unknown at December 31, 2005 (incurred but not reported), unallocated loss expense paid related to accident years 2005 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the above table are amounts representing the "(savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets". These amounts relate primarily to the Company's voluntary participation in property catastrophe treaties. The Company records its share of losses from these treaties based on reports from the retrocessionaires and has no control over the establishment of case reserves related to this segment of the Company's business. The Company does, however, establish additional reserves for reinsurance assumed losses to supplement case reserves reported by the ceding companies, when considered necessary.

As described on page 4, changes have occurred in the Company's net per accident exposure under reinsurance agreements in place during the periods presented in the above table. It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses in the lower layers. There are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that the courts will become involved in the settlement process. As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will often result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2006 consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows:

                                                                                 (IN THOUSANDS)
  Liability reported on a SAP basis - net of reinsurance recoverable                $252,135

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                               159,917
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                  360

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                         (3,000)
                                                                                   ----------

  Liability reported on a GAAP basis                                                $409,412
                                                                                   ==========


The table on page 12 presents the development of GAAP balance sheet liabilities for each year-end 1996 through 2006, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the reestimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2006. For example, the 1996 liability has developed a $37.1 million redundancy over ten years. That amount has been reflected in income over those ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company's loss developments have been favorable. Reserve developments for all years ended in the period 1986 through 2005 have produced redundancies as of December 31, 2006. In addition to improvements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company's insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents. Higher self-insured retentions also played a part in reduced insurance losses during portions of this period. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. To a small degree, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company's book of business in 2006 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years. Management has noted trends toward significantly higher settlements and jury awards associated with the more serious trucking liability claims. The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity. In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 12, are attributable to the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 12 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year. For example, as of December 31, 2006, the Company had paid $87.5 million of losses and LAE that had been incurred, but not paid, as of December 31, 1996; thus an estimated $29.4 million in losses incurred through 1996 remain unpaid as of the current financial statement date ($116.9 million incurred less $87.5 million paid).

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 1999, but incurred in 1996, will be included in the cumulative development amount for each of the years-end 1996, 1997, and 1998. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 13 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1996 through December 31, 2005 as of December 31, 2006 with a reconciliation of the data to the net amounts shown in the table on page 12. Readers are reminded that the gross data presented on page 13 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by Protective to its trucking customers, much of which has been covered by reinsurance. This is particularly true of excess of loss treaties where Protective retains risk in only the lower, more predictable, layers of coverage. Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.

ENVIRONMENTAL MATTERS: The Company's reserves for unpaid losses and loss expenses at December 31, 2006 included amounts for liability related to environmental damage claims. Given the Company's principal business is insuring trucking companies, it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event. Most of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases. Beginning with the year 1994 and through the year ended December 31, 2006, the Company has recorded a total of $6.6 million in losses incurred with respect to environmental claims including $39 during 2006. Incurred losses to date include a reserve for incurred but not reported environmental losses of $1.5 million at December 31, 2006.

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

                              ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                    (DOLLARS IN THOUSANDS)


Year Ended December 31    1996      1997      1998      1999      2000      2001      2002      2003      2004      2005      2006
----------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Liability for Unpaid
  Losses and LAE, Net
  of Reinsurance
  Recoverables          $154,039  $151,013  $143,515  $130,345  $119,905  $137,406  $144,267  $162,424  $207,137  $242,130  $249,495

Liability Reestimated
  as of:
    One Year Later       146,201   140,272   132,906   122,238   119,018   127,398   130,681   147,468   193,445   225,183
    Two Years Later      135,125   128,743   124,878   124,540   112,558   118,055   125,731   142,771   180,455
    Three Years Later    123,775   122,211   124,367   119,379   103,251   118,712   124,693   137,502
    Four Years Later     119,862   122,674   121,021   111,476   105,508   119,925   124,714
    Five Years Later     121,445   119,632   114,456   113,720   106,757   120,757
    Six Years Later      120,995   113,150   115,007   114,546   107,364
    Seven Years Later    114,660   113,917   115,321   115,166
    Eight Years Later    115,650   114,767   117,057
    Nine Years Later     116,420   116,110
    Ten Years Later      116,960

Cumulative Redundancy   $ 37,079  $ 34,903  $ 26,458  $ 15,179  $ 12,541  $ 16,649  $ 19,553  $ 24,922  $ 26,682  $ 16,947
                        ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Cumulative Amount of
  Liability Paid Through:
    One Year Later      $ 26,934  $ 25,088  $ 30,214  $ 30,239  $ 31,132  $ 30,249  $ 39,956  $ 38,234  $ 60,343  $ 59,581
    Two Years Later       43,280    43,311    48,416    49,068    47,060    55,724    57,522    62,380    84,265
    Three Years Later     55,834    55,180    60,594    60,427    58,618    64,489    69,959    74,198
    Four Years Later      63,998    64,370    66,679    69,374    64,574    71,038    76,408
    Five Years Later      71,089    68,807    74,861    73,958    69,316    75,878
    Six Years Later       74,482    76,657    77,957    78,150    72,751
    Seven Years Later     79,547    79,428    81,530    81,337
    Eight Years Later     82,555    81,752    84,451
    Nine Years Later      84,653    84,624
    Ten Years Later       87,520



                              ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
                                                   (THOUSANDS OF DOLLARS)

Year Ended December 31    1996      1997      1998      1999      2000      2001      2002      2003      2004      2005      2006
----------------------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
DIRECT AND ASSUMED:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses   $196,441  $196,715  $193,996  $173,115  $182,124  $246,816  $277,309  $342,449  $440,172  $430,273  $409,412

Liability Reestimated
  as of December 31,
  2005                   146,416   143,600   151,430   177,808   213,239   264,391   304,282   327,377   409,795   406,563

Cumulative (Deficiency)
  Redundancy              50,025    53,115    42,566    (4,693)  (31,115)  (17,575)  (26,973)   15,072    30,377    23,710

CEDED:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses     42,402    45,702    50,481    42,770    62,219   109,410   133,042   180,025   233,035   188,143   159,917

Liability Reestimated
  as of December 31,
  2005                    29,456    27,490    34,373    62,642   105,875   143,634   179,568   189,875   229,340   181,380

Cumulative (Deficiency)
  Redundancy              12,946    18,212    16,108   (19,872)  (43,656)  (34,224)  (46,526)   (9,850)    3,695     6,763

NET:

Liability for Unpaid
  Losses and Loss
  Adjustment Expenses    154,039   151,013   143,515   130,345   119,905   137,406   144,267   162,424   207,137   242,130   249,495

Liability Reestimated
  as of December 31,
  2005                   116,960   116,110   117,057   115,166   107,364   120,757   124,714   137,502   180,455   225,183

Cumulative Redundancy     37,079    34,903    26,458    15,179    12,541    16,649    19,553    24,922    26,682    16,947


MARKETING
---------

The Company's primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980's, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 power units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance. Protective also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. Throughout the 1990's, the market for Protective's products grew increasingly competitive. Competitive pressures eased significantly in the period 2001 through 2003, as competitors experienced unfavorable operating results but competition has once again begun to increase during 2004 through 2006 (see comments under "Competition" following). In 2006, fleet trucking products generated approximately 62% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. In determining the volume of catastrophe reinsurance assumed that it will accept, the Company first determines the exposure that it is willing to accept from a single "maximum foreseeable loss" (MFL) and a "probable maximum loss" (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Currently, the Company's estimate of its exposure to a MFL or a PML is approximately 8% and 5% of consolidated surplus, respectively. However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a MFL or a PML on the Company's surplus.

Since 1995, Sagamore has sold private passenger automobile insurance to nonstandard risks. This program is currently being marketed in thirty mid-western and southern states through independent agents. Sagamore utilizes state-of-the-art technology extensively in marketing its nonstandard automobile product in order to provide superior service to its agents and insureds.

Sagamore also offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units). This program is currently being marketed in thirty-one states through independent agents. Small Fleet Trucking shares much of the technology utilized by the non-standard automobile division in marketing its products.

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

At December 31, 2006 the financial statement value of the Company's investment portfolio was approximately $628 million, including $42 million of money market instruments classified as cash equivalents. The adjusted cost of this portfolio was $512 million. A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows:

                                                                  December 31
                                                             2006             2005
                                                           --------         --------
         U.S. Government obligations                         14.5%            13.2%
         Municipal bonds                                     38.3             21.1
         Corporate and other bonds                            5.6              9.4
         Mortgage-backed securities                           2.8              4.1
         Short-term                                          18.3             32.7
                                                           --------         --------
            Total fixed maturity and short-term              79.5             80.5
         Common stocks                                       10.3             11.5
         Limited partnerships                                10.2              8.0
                                                           --------         --------
                                                            100.0%           100.0%
                                                           ========         ========


FIXED MATURITY AND SHORT-TERM INVESTMENTS
-----------------------------------------

Fixed maturity and short-term securities comprised 71.1% of the market value of the Company's total invested assets at December 31, 2006. With the exception of U.S. Government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry or municipality. The largest amount invested in any single issuer was $7.9 million (1.4% of total invested assets) although most individual investments, other than municipal bonds, are less than $500,000. The Company does not actively trade fixed maturity securities but typically holds, and has the intent and ability to hold, such investments until maturity. Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company's insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2006, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 154% of net loss and loss adjustment expense reserves, thus providing a substantial margin.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. During the past several years, short-term yields have approximated those available for five and ten year obligations and, accordingly, the Company had concentrated the investment of new and maturing funds into high quality obligations with maturities of less than one year, which are classified above as short-term. During 2006, it was determined that after-tax investment yields could be enhanced by moving substantial portions of the short-term portfolio into high grade municipal bonds with short to moderate maturities. As a result, the total of investments classified with cash decreased from $131 million to $42 million and investments in municipal bonds were increased from $115 million to $213 million.

The following comparison of the Company's bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2006. Note the duration of the portfolio is less than the average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.


Maturities of Bonds and Short-Term Investments at December 31 (Par Value)

                                     2006          2005
                                   --------      --------
Less than one year                   62.3%         64.7%
1 to 5 years                         27.0          26.5
5 to 10 years                          .8           1.7
More than 10 years                    9.9           7.1
                                   --------      --------
                                    100.0%        100.0%
                                   ========      ========

Average life of portfolio (years)     3.0           2.2
                                   ========      ========


Approximately $15.9 million of fixed maturity investments (2.5% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are composed of shares in two widely diversified high yield bond funds where exposure to default by any single issuer is extremely limited. Both of these funds carry a Morningstar rating of five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB. The market value of these bond funds exceeded cost by 7% at December 31, 2006.

The market value of the consolidated fixed maturity portfolio was $.3 million less than cost at December 31, 2006, before income taxes, which compares to a $1.4 million unrealized loss at December 31, 2005. All declines were determined to result from interest rate increases and not from credit quality. As has been the Company's consistent policy, other-than-temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue. No fixed maturity investments met these criteria at December 31, 2006 or 2005. Gross unrealized losses on fixed maturity securities were $1.6 million in total at December 31, 2006, an average of .8% of amortized cost, with no individual issue having more than a 10% decline.

EQUITY SECURITIES
-----------------

Because of the large amount of high quality fixed maturity investments owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. Equity securities comprise 20.7% of the market value of the consolidated investment portfolio at December 31, 2006, though only 10.3% of related cost basis, as long-term holdings have appreciated significantly. The Company's equity securities portfolio consists of over 110 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $5.1 million at December 31, 2006 (.9% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years, accounting for the large unrealized gain at the current year end. An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation and all equity securities are considered to be available for sale. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.

During 2006, the Company disposed of numerous equity securities which were considered to have less than average near term potential for improvement. These sales generated both gains and losses but netted to a realized gain of $6.4 million. The net effect of other-than-temporary impairment adjustments included in the investment gains from equity securities was $1.4 million, or six cents per share, for the year. The reclassification of other-than-temporary unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at December 31, 2006, regardless of the evaluation of the issuer or the potential for recovery. Net unrealized gains on the equity security portfolio increased to $73.0 million at December 31, 2006 from $67.6 million last year end. The current net unrealized gain consists of $73.4 million of gross unrealized gains and $.4 million of gross unrealized losses with the average loss on issues where market was less than adjusted cost being 5.3%.

LIMITED PARTNERSHIPS
--------------------

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development and small venture capital funding, as an alternative to direct equity investments. The funds used for these investments are part of the excess capital category mentioned above. At December 31, 2006, the aggregate cost basis of these investments was $33.5 million and the aggregate market value was $57.3 million.

As a group, these investments experienced very favorable earnings during 2006, with the aggregate of the Company's share of such earnings totaling approximately $11.2 million producing a 25% pre-tax yield. The current year limited partnership value increase is composed of estimated realized income of $5.0 million and estimated unrealized income of $6.2 million, as reported to the Company by the various general partners.

The Company follows the equity method of accounting for these investments and records the total change in value as a component of net gains or losses on investments. However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions. At December 31, 2006, the total estimated unrealized gain included in the valuation of the Company's limited partnership portfolio was $23.8 million. In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.

INVESTMENT YIELDS
-----------------

The interest rate environment was relatively stable, moving up slightly during 2006 after dramatic increases during the previous eighteen months. With few exceptions, the yield curve remains flat with yields on 30 day securities essentially equal to those on five and ten year obligations of similar quality considerations. As previously noted, a substantial portion of the Company's short-term investments were redeployed to short to medium term municipal bonds during 2006 to produce higher after tax yields. Overall, pre-tax net investment income increased $4.7 million (32%) during 2006 and after tax income increased $4.0 million, or 36%. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

                                                  2006           2005
                                                --------       --------
Before federal tax:
   Investment income                               4.0%           3.3%
   Investment income plus investment gains         7.3            7.8
After federal tax:
   Investment income                               3.1            2.4
   Investment income plus investment gains         5.2            5.4


Readers are also directed to Note B to the consolidated financial statements and to the RESULTS OF OPERATIONS on pages 25 and 26 of this document for additional details of investment operations.

EMPLOYEES
---------

As of December 31, 2006, the Company had 279 employees, representing an increase of 1 employee from December 31, 2005.

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


ITEM 1A.  RISK FACTORS
          ------------

o THE COMPANY OPERATES IN THE INSURANCE INDUSTRY WHERE MANY OF ITS COMPETITORS ARE LARGER WITH FAR GREATER RESOURCES. Please see the caption "Competition" on this page above for a complete discussion of this risk factor.

o THE COMPANY, THROUGH ITS INSURANCE SUBSIDIARIES, REQUIRES COLLATERAL FROM ITS INSUREDS COVERING THE INSUREDS' OBLIGATIONS FOR SELF-INSURED RETENTIONS OR DEDUCTIBLES RELATED TO POLICIES OF INSURANCE PROVIDED. SHOULD THE COMPANY, AS SURETY, BECOME RESPONSIBLE FOR SUCH INSURED OBLIGATIONS, THE COLLATERAL HELD MAY PROVE TO BE INSUFFICIENT. For further discussion regarding this risk factor, see Note L to the consolidated financial statements beginning on page 59 of this Form 10-K.

o THE COMPANY LIMITS ITS RISK OF LOSS FROM POLICIES OF INSURANCE ISSUED BY ITS INSURANCE SUBSIDIARIES THROUGH THE PURCHASE OF REINSURANCE COVERAGE FROM OTHER INSURANCE COMPANIES. SUCH REINSURANCE DOES NOT RELIEVE THE COMPANY FROM ITS RESPONSIBILITY TO POLICYHOLDERS SHOULD THE REINSURERS BE UNABLE TO MEET THEIR OBLIGATIONS TO THE COMPANY UNDER THE TERMS OF THE UNDERLYING REINSURANCE AGREEMENTS. For further discussion regarding this risk factor, see the caption Reinsurance Recoverable and Notes D and L to the consolidated financial statements on pages 31, 51 and 59, respectively, of this Form 10-K.

o OPERATING IN THE INSURANCE INDUSTRY, THE COMPANY IS EXPOSED TO LOSS FROM POLICIES OF INSURANCE ISSUED TO ITS POLICYHOLDERS. A LARGE PORTION OF LOSSES RECORDED BY THE COMPANY ARE ESTIMATES OF FUTURE LOSS PAYMENTS TO BE MADE. SUCH ESTIMATES OF FUTURE LOSS PAYMENTS MAY PROVE TO BE INADEQUATE. For further discussion of this risk factor, see the caption Property/Casualty Losses and Loss Adjustment Expenses beginning on page 3, the caption Loss and Loss Expense Reserves beginning on page 32 and Note C to the consolidated financial statements beginning on page 50, respectively, of this Form 10-K.

o THE COMPANY DERIVES A SIGNIFICANT PERCENTAGE OF ITS DIRECT PREMIUM VOLUME FROM A SINGLE MAJOR CUSTOMER AND ITS INDEPENDENT CONTRACTORS. LOSS OF THIS MAJOR CUSTOMER WOULD SEVERELY REDUCE THE COMPANY'S REVENUE AND EARNINGS POTENTIAL. For further discussion regarding this risk factor, see Notes J and L to the consolidated financial statements beginning on pages 57 and 59, respectively, of this Form 10-K.

o GIVEN THE COMPANY'S SIGNIFICANT INTEREST-BEARING INVESTMENT PORTFOLIO, A DROP IN INTEREST RATES COULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY'S EARNINGS. CONVERSELY, AN INCREASE IN INTEREST RATES COULD HAVE A SIGNIFICANT TEMPORARY IMPACT ON THE MARKET VALUE OF THE COMPANY'S FIXED MATURITY INVESTMENT PORTFOLIO. For further discussion regarding this risk factor, see the caption Market Risk beginning on page 36 of this Form 10-K.

o THE COMPANY OPERATES IN A REGULATED INDUSTRY. Changes in laws and regulations governing the insurance industry could have a significant impact on the Company's ability to generate income from its insurance company operations.


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

The Company's California domiciled agency subsidiary leases approximately 1,900 square feet of office space in a suburb of Los Angeles, California. All West Coast operations are conducted from these facilities. The lease expires in May, 2007.

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

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         -------------------------------------
           AND RELATED STOCKHOLDER MATTERS
           -------------------------------

The Company's Class A and Class B common stocks are traded on The NASDAQ Stock Market(R) under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2006, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2006 and 2005, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.


                                          CLASS A                 CLASS B              CASH
                                 -----------------------  ------------------------    DIVIDENDS
                                    HIGH         LOW         HIGH          LOW        DECLARED
                                 ----------  -----------  -----------  -----------  ------------
Year ended December 31:
2006:
FOURTH QUARTER                     $28.000      $25.050      $27.680      $23.470     $  .45
THIRD QUARTER                       26.750       24.150       26.200       22.900        .25
SECOND QUARTER                      28.980       24.090       26.890       22.700       1.50
FIRST QUARTER                       26.710       22.510       26.550       24.010        .35

2005:
Fourth Quarter                      27.000       24.650       26.890       23.330        .25
Third Quarter                       28.510       24.760       27.700       24.250        .35
Second Quarter                      31.000       24.540       26.910       24.000        .10
First Quarter                       26.500       24.610       27.550       24.347        .25


The Company has paid quarterly cash dividends continuously since 1974. The current regular quarterly dividend rate is $.25 per share. The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note F to the consolidated financial statements.

Since the fourth quarter of 2003, the Company has paid an extra cash dividend in all but two quarters in recognition of the Company's more than adequate capitalization, the favorable income tax rates available to individuals on dividends and excellent earnings over the past three years. Total extra dividends paid in 2006 and 2005 were $1.70 and $.55 per share, respectively. The Board intends to address the subject of dividends at each of its future meetings considering the Company's earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

CORPORATE PERFORMANCE

The following graph shows a five year comparison of cumulative total return for the Corporation's Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index. The basis of comparison is a $100 investment at December 31, 2001, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index. All dividends are assumed to be reinvested.

[GRAPHIC OMITTED][GRAPHIC OMITTED]

DATA POINTS FOR PERFORMANCE GRAPH

                               2001      2002      2003      2004      2005      2006
                             --------  --------  --------  --------  --------  --------
Baldwin & Lyons, Inc.          100.0     93.70    143.37    148.04    139.28    161.77
Nasdaq Insurance Stocks        100.0    100.79    124.54    151.21    169.47    192.96
Russell 2000                   100.0     79.52    117.09    138.55    144.86    171.47


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


                                                                             YEAR ENDED DECEMBER 31
                                                 --------------------------------------------------------------------------------
                                                    2006              2005             2004             2003            2002
                                                 ------------     -------------    -------------    -------------    ------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DIRECT AND ASSUMED PREMIUMS WRITTEN                $ 197,064         $ 222,445        $ 247,099        $ 227,614       $ 173,294

NET PREMIUMS EARNED                                  169,766           186,165          172,145          146,153         104,392

NET INVESTMENT INCOME                                 19,548            14,840           12,287           12,873          14,964

NET GAINS (LOSSES) ON INVESTMENTS                     17,064            22,981            9,770            9,990         (16,445)

LOSSES AND LOSS EXPENSES INCURRED                    112,604           140,622 <F6>     126,298           95,738          68,107

NET INCOME                                            38,185            34,223           30,306           33,075          12,366

EARNINGS PER SHARE -- NET INCOME <F1>,<F2>              2.54              2.30             2.05             2.25             .84

CASH DIVIDENDS PER SHARE <F2>,<F3>                      2.55               .95             2.05              .65             .32

INVESTMENT PORTFOLIO <F4>                            626,753           622,920          577,428          515,843         448,520

TOTAL ASSETS                                         853,719           862,081          866,914          768,582         644,027

SHAREHOLDERS' EQUITY                                 357,627           346,685          326,548          324,574         284,588

COST OF TREASURY SHARES PURCHASED                        401                 -                -                -           8,978

BOOK VALUE PER SHARE <F1>,<F2>                         23.60             23.31            22.04            22.00           19.43

UNDERWRITING RATIOS <F5>:

   Losses and loss expenses                            66.3%             75.5%            73.4%            65.5%           65.2%

   Underwriting expenses                               26.6%             22.0%            24.0%            26.5%           26.1%

   Combined                                            92.9%             97.5%            97.4%            92.0%           91.3%

<F1> Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

<F2> All per share amounts have been adjusted for the five-for-four stock split effective February 17, 2003.

<F3> Includes extra dividends of $1.70, $.55, $1.65 and $.25 per share for 2006,
     2005, 2004 and 2003, respectively.

<F4> Includes money market instruments classified with cash in the Consolidated
     Balance Sheets.

<F5> Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.

<F6> Includes $17,595 relating to Hurricanes Katrina, Rita and Wilma.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary sources of the Company's liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2006, positive cash flow from operations totaled $17.2 million compared to $48.9 million in 2005. Approximately $11 million of this decrease in operating cash flow resulted from non-recurring refunds of premium related to retrospectively rated policies with the remainder due largely to the decline in premium volume during 2006.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at very conservative levels. The average contractual life of the Company's bond and short-term investment portfolio increased from 2.2 to 3.0 years during 2006 as it was determined that after-tax investment yields could be enhanced by moving portions of the short-term portfolio into high grade municipal bonds with short to moderate maturities. The average duration of the Company's fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company's liabilities. The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations. The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus. Investments made by the Company's domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2006 included $101.8 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $171.5 million of fixed maturity investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In the event competitive conditions continue to produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time. In addition, the Company's reinsurance program is structured to avoid serious cash drains that might accompany catastrophic losses.

Net premiums written by the Company's U.S. insurance subsidiaries for 2006 equaled approximately 38% of the combined statutory surplus of these subsidiaries. Premium writings of 200% to 300% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note F to the consolidated financial statements, at December 31, 2006, $70.0 million, or 21% of shareholders' equity, represented net assets of the Company's insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has no debt outstanding at December 31, 2006.


RESULTS OF OPERATIONS
---------------------

2006 COMPARED TO 2005

Direct premiums written for 2006 totaled $184.1 million, a decrease of $25.4 million (12%) from 2005. This decrease is primarily attributable to a decrease in fleet trucking liability premiums of $38.8 million (37%) from 2005 levels. Direct premium writings from the Company's private passenger automobile program also decreased by $4.5 million (12%). These decreases were partially offset by increases in the Company's independent contractor and small fleet trucking programs of $7.8 million (15%) and $10.5 million (67%), respectively. Large trucking fleet volume decreased as the result of ongoing rate competition, which resulted in the loss of business and the writing of lower limits for renewed accounts. Increased competitive pressures were also responsible for the decline in premium volume from the private passenger automobile program. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts and the increase in premium volume from the small fleet trucking program was due to geographic expansion, increased marketing efforts and slightly improved competitive conditions.

Premiums assumed from other insurers and reinsurers totaled $12.9 million during 2006, an increase of $1.2 million (10%) from 2005, which included $2.0 million of reinstatement premiums related to the 2005 hurricanes. The increase disregarding reinstatement premiums was 33%, reflective of higher premium rates following the hurricane activity of 2004 and 2005. Premium volume from reinsurance assumed will fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company's self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers decreased $14.8 million (37%) during 2006 to $24.8 million as the consolidated percentage of premiums ceded to direct premiums written decreased to 14% for 2006 from 19% for 2005. This decrease is reflective of the Company's increased retention under reinsurance treaties effective in 2004 through 2006 covering large fleet trucking risks. The Company's maximum retained loss under these treaties has increased over the last two years and, as a result, a lower percentage of the direct premiums are ceded to reinsurers. There were no other significant changes to reinsurance treaties during 2006.

After giving effect to changes in unearned premiums, net premiums earned decreased 9% to $169.8 million for 2006 from the record $186.2 million for 2005. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products decreased by $9.6 million (7%). Net premiums earned from the Company's private passenger automobile and discontinued small business workers' compensation programs also decreased by $4.1 million (11%) and $2.7 million (99%), respectively. An increase in net premiums earned from non-affiliated reinsurance assumed of $1.2 million (10%) was offset by a $1.0 million (73%) decrease in premiums assumed from involuntary residual markets.

Pre-tax investment income increased 32% during 2006 to $19.5 million as yields were up 24% on average and invested assets increased by 5% despite lower cash flow from operations and the payment of over $38 million in cash dividends to shareholders during the year. This improvement followed similar increases in 2005. Short-term pre-tax rates increased most dramatically during 2006, averaging 55% higher than 2005. The after-tax investment income yield increased by 36% from 2005 as the movement of substantial portions of short-term funds into short and moderate term municipal bonds enhanced after-tax yields by 29% compared to the prior year.

Net gains on investments totaled $17.1 million in 2006 compared to $23.0 million last year. These totals include gains from both direct securities trading and investments in limited partnerships. The decrease in gains in 2006 is attributable to lower direct investing activities and a $3.6 million decline in the earnings of limited partnership investments. The Company's investments in limited partnership ventures, consists primarily of securities trading and small venture capital activities and, to a lesser extent, real estate development. The estimated market value of these investments was $44.7 million at December 31, 2005 and the aggregate of the Company's share of earnings in these entities totaled approximately $11.2 million during 2006. While this lagged the $14.8 million of appreciation reported during 2005, it represented a return of over 25% for the year. The Company follows the equity method of accounting for its investments in limited partnerships. To the extent that the limited partnerships include realized and unrealized gains or losses in their net income, the Company's proportionate share of net income will include unrealized as well as realized gains or losses. The current year limited partnership total is composed of estimated realized income of $5.0 million and estimated unrealized income of $6.2 million, as reported to the Company by the general partners. Inception to date unrealized gains included in the December 31, 2006 asset valuation total $23.8 million. The final component of investment gains, consisting of adjustments attributable to "other-than-temporary impairment," was not significant during 2006 or 2005 and is more fully explained in Note B.

Losses and loss expenses incurred during 2006 decreased $28.0 million (20%) to $112.6 million. The decrease in losses incurred is due primarily to the lack of hurricane losses in 2006 and lower premium volume during 2006. 2006 loss and loss expenses included $1.5 million in hurricane losses, resulting from late reporting by ceding reinsurers of Hurricane Rita and Wilma losses, compared to $17.6 million during 2005. The 2006 consolidated loss and loss expense ratio was 66.3% compared to 75.5% for 2005. The Company's loss and loss expense ratios for individual product lines are summarized in the following table.

                                                  2006          2005
                                               ----------     ---------
Fleet trucking                                    70.7%          73.2%
Private passenger automobile                      64.8           60.0
Small fleet trucking                              68.6           59.2
Voluntary reinsurance assumed                     35.9          154.0
Small business workers' compensation                 -           62.7
All lines                                         66.3           75.5


The Fleet trucking loss ratio for 2006 was favorably impacted by an increase in savings on prior year loss developments and a lack of extremely severe accidents. The number of severe fleet trucking losses during 2005 was also below recent historical averages. Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company's higher net retention under reinsurance treaties in recent years tend to allow for more volatility in losses. The increase in the private passenger automobile loss ratio is associated with product modifications in response to competitive conditions and the higher small fleet trucking loss ratio resulted largely from geographic expansion with higher loss ratios during the first half of the year and more favorable results in the second half.

The Company produced an overall savings on the handling of prior year claims during 2006 of $16.9 million. This net savings is included in the computation of loss ratios shown in the table insert. Approximately $7.2 million of this savings relates to retrospectively-rated contracts whereby return premiums were recorded concurrently with the loss savings. The majority of the remaining $9.7 million in savings relates to the Company's large fleet trucking business, generally consistent with, but higher than, recent prior years. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company has long favored a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company's reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2006, before credits for allowances from reinsurers, increased $1.2 million (2.6%) to $48.7 million. This increase is due primarily to a $1.4 million increase in commission expense related to reinsurance assumed. A large portion of commission on reinsurance assumed is dependent on experience. During 2005, hurricane losses resulted in significant reductions to contingent commissions on this business. The favorable experience during 2006 returned commissions to normal levels in relation to premium volume. Offsetting much of the reinsurance assumed commission change was the recovery during 2006 of nearly $1 million previously written off related to bankrupt reinsurers. After consideration for these two items, expenses before ceding allowances increased $.7 million, or 1.7% from 2005. Because much of the Company's expense structure is fixed, expenses do not vary directly with revenue, which consists principally of net premiums earned from the insurance subsidiaries. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume.

Reinsurance ceded credits were $6.6 million (85%) lower in 2006, resulting from the Company retaining a greater percentage of the gross premium for its own account under recent reinsurance treaties. This loss of ceding commission was the primary cause for the $7.8 million increase in net operating expenses for the year.

Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 26.6% during 2006 compared to 22.0% for 2005. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less gains on investments) was 24.2% for 2006 compared with 19.0% for 2005, reflective of the loss of nearly 85% of ceding commissions from reinsurers, as discussed above.

The effective federal tax rate for consolidated operations for 2006 was 28.0%. This rate is lower than the statutory rate primarily because of tax-exempt investment income and the reversal of accruals related to tax uncertainties rendered no longer necessary by the conclusion of IRS audits during 2006.

As a result of the factors mentioned above, net income for 2006 was $38.2 million compared to $34.2 million for 2005. Diluted earnings per share increased to $2.54 in 2006 from $2.30 in 2005. Earnings per share from operations, before gains on investments, was $1.80 in 2006 compared to $1.30, including hurricane losses that reduced operating income by $.68 per share in 2005.

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

The Company has maintained its portfolio of fixed maturity securities at an increasingly short-term level during the past several years as long-term interest rates were not considered to be sufficiently attractive to commit funds for extended periods. Since most of the Company's investments fell into the short end of the range, the increase in rates was instantly accretive, with pre-tax net investment income increasing $2.6 million (21%) during 2005. The impact on the fourth quarter was even more pronounced, with a 35% increase in pre-tax investment income compared to 2004. The average pre-tax yield on invested assets increased to 3.3% from 2.9% during 2004 (13%) and the after-tax yield of 2.4% compares to 2.2% in 2004. In addition to higher yields, average invested assets increased over 5% during the year.

Net gains on investments totaled $23.0 million in 2005 compared to only $9.8 million in 2004. The increase is attributable to equity in the earnings of limited partnership investments which have increased in significance during 2005. For several years, the Company had invested in various limited partnership ventures, consisting of real estate development, small venture capital and securities trading activities, with a cost basis of $7.8 million as of October 31, 2004. Between November 1, 2004 and December 31, 2005, the cost basis of limited partnership investments increased to $30.9 million, net of distributions received, with the majority of the increase allocated to securities trading activities, including $15 million committed to trading in the India stock market. Each of these new investments experienced very favorable earnings during 2005, with the aggregate of the Company's share of such earnings totaling approximately $14.8 million, compared to only $.6 million during 2004. The current year limited partnership total is composed of estimated realized income of $5.1 million and estimated unrealized income of $9.7 million, as reported to the Company by the general partners. The other component of this total, gains from direct trading of securities, was $8.2 million in 2005 compared to $9.2 million in 2004, including adjustments attributable to "other-than-temporary impairment", as more fully explained in Note B.

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

Loss and loss expense ratios:
                                                 2006        2005
                                               --------    --------
Fleet trucking                                   70.7%       73.2%
Private passenger automobile                     64.8        60.0
Small fleet trucking                             68.6        59.2
Voluntary reinsurance assumed                    35.9       154.0
Small business workers' compensation                -        62.7
All lines                                        66.3        75.5


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

Approximately 73% of the Company's assets are composed of investments at December 31, 2006. Approximately 91% of these investments are publicly-traded, owned directly and have readily-ascertainable market values. The remaining 9% of investments are composed of minority interests in several limited partnerships. These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment. These partnerships, themselves, do not have readily-determinable market values. Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships. While the majority of the underlying assets at December 31, 2006 are publicly-traded securities, some have been valued by the respective partnerships using their experience and judgment. In addition, approximately $15.9 million of fixed maturity investments (2.5% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are composed of shares in two diversified high yield bond funds where exposure to default by any single issuer is limited. Both of these funds carry a Morningstar rating of five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB. The market value of these bond funds exceeded cost by 7% at December 31, 2006.

In determining if and when a decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery. For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary. In those instances, the Company also considers its intent and ability to hold investments until recovery or maturity. For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss. Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax credits.

It is important to note that all investments included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other-than-temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders' equity (temporary decline). Subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold. At December 31, 2006, unrealized gains include $6.4 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $3.7 million of impairment write-downs at that date. See Note B to the consolidated financial statements for additional detail with respect to this process. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2006, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2006, the total gross unrealized loss included in the Company's investment portfolio was less than $2.1 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other-than-temporary at December 31, 2006, investment gains would have decreased by $.09 per share for the year, after tax. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2006.


REINSURANCE RECOVERABLE

For the three years ended December 31, 2006, reinsurance ceded transactions were as follows:

                                                                 2006          2005          2004
                                                             ------------  ------------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Premium ceded (reduction to premium earned)                    $  24,841     $  39,825     $ 78,525
Losses ceded (reduction to losses incurred)                       14,026        39,389      103,579
Commissions from reinsurers (reduction to
   operating expenses)                                             1,205         7,806       20,458


A discussion of the Company's reinsurance strategies is presented in Item 1, Business, on page 2.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 19% of total Company assets as of December 31, 2006. In order to be able to provide the high limits required by the Company's trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss"). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company's insurance policies for trucking liability and workers' compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer's portion of the loss. The financial condition of each of the Company's reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the highest credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process. See Notes D and L to the consolidated financial statements, on pages 51 and 59, for further discussion of reinsurance and concentrations of credit risk with respect to reinsurance recoverable.


LOSS AND LOSS EXPENSE RESERVES

The Company's loss and loss expense reserves for each significant segment are shown in the following table for direct and assumed and on a net of reinsurance basis at December 31, 2006 and 2005. Those lines of business individually comprising less than three percent of the Company's total reserves are shown in the aggregate as "All other".

                                                           DIRECT AND ASSUMED                         NET
                                                   ---------------------------------    ---------------------------------
         LINE OF BUSINESS (SEGMENT)                     2006               2005              2006               2005
------------------------------------------         --------------    ---------------    --------------    ---------------
                                                                          (DOLLARS IN THOUSANDS)
Fleet trucking                                          $322,849           $341,230          $171,647           $162,995
Voluntary reinsurance assumed                             34,155             43,721            34,155             43,481
Non-standard private passenger automobile                 12,692             11,615            12,692             11,615
Small fleet trucking                                      19,808             10,725             8,741              6,172
All other                                                 19,908             22,982            15,156             17,867
                                                   --------------    ---------------    --------------    ---------------
                                                       $ 409,412          $ 430,273         $ 242,390          $ 242,130
                                                   ==============    ===============    ==============    ===============

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) "case basis", (2) "incurred but not reported" and (3) "loss adjustment expense" reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a "bulk" basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company's estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

A detailed analysis and discussion for each of the above basic reserve categories follows.

RESERVES FOR KNOWN LOSSES (CASE RESERVES)
-----------------------------------------

The Company's reserves for known claims are determined on an individual case basis and can range from the routine private passenger "fender bender" valued at a few hundred dollars to the very complex long-haul trucking claim involving multiple vehicles, severe injuries and extensive property damage costing several millions of dollars to settle. Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a "case" reserve, appropriate for the individual loss occurrence, will be established. For very routine "short-tail" claims such as private passenger physical damage, the Company initially records an average reserve that is based upon historical loss settlements adjusted for current trends. As information regarding the loss occurrence is gathered in the claim handling process, the reserve is adjusted to reflect the anticipated ultimate cost to settle the claim. For more complex claims which can tend toward being "long-tail" in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established. Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards in addition to the factual information to determine the value of each claim. Each claim is continually monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

RESERVES FOR INCURRED BUT NOT REPORTED LOSSES
---------------------------------------------

The Company uses both standard actuarial techniques common to most insurance companies as well as techniques developed by the Company in consideration of its specialty business products. For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods. The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposures for its short-tail lines. A minimum of 12 running accident quarters is used to project the reserve necessary for incurred but not reported losses for its short-tail lines.

The Company also uses the loss development factor approach for its long-tail lines of business. A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for incurred but not reported losses. A minimum of 20 accident years is used for long-tail workers' compensation reserve projections. More emphasis is placed on the use of tail factors for the Company's long-tail lines of business.

For the Company's large fleet trucking risks, which are covered by annually-changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR") as low as $25,000 per loss occurrence and as high as several million dollars per occurrence, traditional actuarial methods are supplemented by other methods in consideration of the Company's exposures to loss. In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses. Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from our databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review. Management relies on its extensive historical pricing and loss history databases to produce reserve factors unique to this specialty business. As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a quarterly basis and will adjust reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses. This process continues until all losses are settled for each period subject to this method.

RESERVES FOR LOSS ADJUSTMENT EXPENSES
-------------------------------------

The Company uses historical analysis of the ratios of allocated loss adjustment expenses paid to losses paid on closed claims to arrive at the expected ultimate incurred loss adjustment expense factors for each of its major products. Once developed, the factors are applied to the expected ultimate incurred losses, including IBNR, on all open claims. The resulting ultimate incurred allocated loss adjustment expense is then reduced by amounts paid to date on all open claims to arrive at the reserve for allocated loss adjustment expenses to be incurred in the future for the handling of specific claims.

For those loss adjustment expenses not specific to individual claims (general claims handling expenses referred to as unallocated LAE) the Company uses standard industry loss adjustment expenses paid to losses paid (net of reinsurance) ratio analysis to establish the necessary reserves. The selected factors are applied to 100% of IBNR reserves and to case reserves with consideration given for that portion of loss adjustment expense already paid at the reserve measurement date. Such factors are monitored and revised, as necessary, on a quarterly basis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

SENSITIVITY ANALYSIS - POTENTIAL IMPACT ON RESERVE VOLATILITY FROM CHANGES IN
-----------------------------------------------------------------------------
KEY ASSUMPTIONS
---------------

Management is aware of the potential for variation from the reserves established at any particular point in time. Redundancies or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The Company's reserve selections are developed to be a "best estimate" of unpaid loss at a point in time and, due to the unique nature of our exposures, particularly in the large fleet trucking excess product where insured's policies of insurance combine large self-insured retentions with high policy limits, ranges of reserve estimates are not established during the reserving process. However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

o        Consistency in the individual case reserving processes

o The selection of loss development factors in the establishment of bulk reserves for incurred but reported losses and loss expenses

o        Projected future loss trend

o Expected loss ratios for the current book of business, particularly the Company's large fleet excess product, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

 Under reasonably possible scenarios, it is conceivable that the Company's selected loss reserve estimates could be 10%, or more, redundant or deficient. As shown in the table on page 32, the majority of the Company's reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to the Fleet trucking product. Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's large fleet excess product for policies subject to certain recent major reinsurance treaties (approximately $58.2 million, or approximately 18% of, carried reserves for Fleet trucking). A 10 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2006 would increase or decrease gross and net loss reserves by approximately $5.8 million and $2.6 million, respectively. Similarly, a 20 percentage point increase or decrease would increase or decrease gross and net loss reserves by $11.6 million and $5.3 million, respectively. The Company has initiated a study to provide a more comprehensive sensitivity analysis in its future Form 10K filings.


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

FEDERAL INCOME TAX CONSIDERATIONS
---------------------------------

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities reported at December 31, 2006 and 2005 consisted of:

                                        2006             2005
                                    -------------    ------------
                                       (DOLLARS IN THOUSANDS)
Total deferred tax liabilities         $ 33,659        $ 29,109
Total deferred tax assets                14,805          15,055
                                    -------------    ------------
Net deferred tax liabilities           $ 18,854        $ 14,054
                                    =============    ============

Deferred tax assets at December 31, 2006, include approximately $12,256 related to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future. An additional $1,301 relates to impairment adjustments made to investments, as required by accounting regulations. The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets, approximately $1,248, consists of various normal operating expense accruals and is not considered to be material. As a result of its analysis, management does not consider any of these assets to be impaired at December 31, 2006.


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

To the extent inflation influences yields on investments, the Company is also affected. The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve. As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted. Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment. (See comments under Market Risk, following.)

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

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation. The market value of the Company's equity positions at December 31, 2006 was $129.8 million or approximately 21% of invested assets. This market valuation includes $73.0 million of appreciation over the cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in the Critical Accounting Policies portion of this report. All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships. In addition, these investments are illiquid. There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments. As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company's other investments, where income is reported only when a security is actually sold.

The Company's fixed maturity portfolio totaled $338.5 million at December 31, 2006. Approximately 89% of this portfolio is made up of U. S. Government and government agency obligations and state and municipal debt securities; 84% of the portfolio matures within 5 years; and the average life of the Company's fixed maturity investments is approximately 3.0 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations.

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

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $5.0 million at December 31, 2006. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $5.4 million at December 31, 2006. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2007 is equal to more than 100% of net loss and loss expense reserves at December 31, 2006.

The Company's exposure to foreign currency risk is not material.

CONTRACTUAL OBLIGATIONS
-----------------------

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2006.

                                                                   PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------
                                                                                                            MORE
                                                           LESS THAN 1        1 - 3          3 - 5         THAN 5
                                              TOTAL           YEAR            YEARS          YEARS         YEARS
                                           -----------   --------------    -----------    -----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Loss and loss expense reserves                $ 409.4         $ 110.5         $ 106.4        $  47.1       $ 145.4

Investment commitments                            7.9             7.9               -              -             -

Operating leases                                  2.0             1.2             0.8              -             -
                                           -----------   --------------    -----------    -----------    ----------

                                 Total        $ 419.3         $ 119.6         $ 107.2        $  47.1       $ 145.4
                                           ===========   ==============    ===========    ===========    ==========


The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table. Timing of the collection of the related reinsurance recoverable, estimated to be $157.4 million at December 31, 2006, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments the Company owned at December 31, 2006.

                           ANNUAL REPORT ON FORM 10-K




--------------------------------------------------------------------------------

               ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------









                          YEAR ENDED DECEMBER 31, 2006

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Baldwin & Lyons, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.




                                                           /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 9, 2007


CONSOLIDATED BALANCE SHEETS
Baldwin & Lyons, Inc. and Subsidiaries
                                                                                                December 31
                                                                                        2006                 2005
                                                                                   ----------------     ---------------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Investments:
    Fixed maturities                                                                     $ 338,466           $ 265,419
    Equity securities                                                                      129,817             130,785
    Limited partnerships                                                                    57,313              44,727
    Short-term and other                                                                    59,325              51,060
                                                                                   ----------------     ---------------
                                                                                           584,921             491,991

Cash and cash equivalents                                                                   35,490             126,551
Accounts receivable--less allowance
   (2006, $994; 2005, $1,046)                                                               37,994              30,270
Accrued investment income                                                                    5,009               3,513
Reinsurance recoverable                                                                    163,426             191,440
Prepaid reinsurance premiums                                                                 3,486               1,723
Deferred policy acquisition costs                                                            4,742               4,376
Property and equipment--less accumulated depreciation
    (2006, $6,875; 2005, $9,079)                                                             6,347               5,396
Notes receivable from employees                                                              2,343               2,339
Other assets                                                                                 8,348               4,482
Current federal income taxes                                                                 1,613                   -
                                                                                   ----------------     ---------------
                                                                                         $ 853,719           $ 862,081
                                                                                   ================     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves:
    Losses and loss expenses                                                             $ 409,412           $ 430,273
    Unearned premiums                                                                       32,145              29,688
                                                                                   ----------------     ---------------
                                                                                           441,557             459,961

Reinsurance payable                                                                          2,696               2,065
Accounts payable and other liabilities                                                      32,985              37,435
Current federal income taxes                                                                     -               1,881
Deferred federal income taxes                                                               18,854              14,054
                                                                                   ----------------     ---------------
                                                                                           496,092             515,396
Shareholders' equity:
    Common stock, no par value:
       Class A voting -- authorized 3,000,000 shares;
            outstanding -- 2006, 2,650,059; 2005, 2,666,666 shares                             113                 114
       Class B non-voting -- authorized 20,000,000 shares;
            outstanding -- 2006, 12,485,205 shares; 2005, 12,135,671 shares                    533                 518
    Additional paid-in capital                                                              45,692              38,894
    Unrealized net gains on investments                                                     47,229              42,440
    Retained earnings                                                                      264,060             264,719
                                                                                   ----------------     ---------------
                                                                                           357,627             346,685
                                                                                   ----------------     ---------------
                                                                                         $ 853,719           $ 862,081
                                                                                   ================     ===============


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
Baldwin & Lyons, Inc. and Subsidiaries


                                                                                    Year Ended December 31
                                                                          2006                2005              2004
                                                                     ---------------     ---------------    --------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
    Net premiums earned                                                   $ 169,766           $ 186,165          $172,145
    Net investment income                                                    19,548              14,840            12,287
    Net gains on investments                                                 17,064              22,981             9,770
    Commissions, service fees and other income                                6,691               6,918             7,131
                                                                     ---------------     ---------------    --------------
                                                                            213,069             230,904           201,333
EXPENSES:
    Losses and loss expenses incurred                                       112,604             140,622           126,298
    Other operating expenses                                                 47,455              39,607            31,046
                                                                     ---------------     ---------------    --------------
                                                                            160,059             180,229           157,344
                                                                     ---------------     ---------------    --------------
                              INCOME BEFORE FEDERAL INCOME TAXES             53,010              50,675            43,989

Federal income taxes                                                         14,825              16,452            13,683
                                                                     ---------------     ---------------    --------------
                                                      NET INCOME          $  38,185           $  34,223          $ 30,306
                                                                     ===============     ===============    ==============

PER SHARE DATA:
                                                DILUTED EARNINGS             $ 2.54              $ 2.30            $ 2.05
                                                                     ===============     ===============    ==============

                                                  BASIC EARNINGS             $ 2.54              $ 2.32            $ 2.07
                                                                     ===============     ===============    ==============

                                                       DIVIDENDS             $ 2.55              $  .95            $ 2.05
                                                                     ===============     ===============    ==============


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY OTHER THAN CAPITAL
Baldwin & Lyons, Inc. and Subsidiaries



                                                                          2006                2005               2004
                                                                     ---------------     ---------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
BALANCES AT BEGINNING OF YEAR:
    Retained earnings                                                    $  264,719          $  244,340        $  243,695
    Unrealized gains on investments                                          42,440              44,497            44,837
                                                                     ---------------     ---------------    --------------
                                                                            307,159             288,837           288,532

CHANGES ARISING FROM INCOME-PRODUCING ACTIVITIES:
    Net income                                                               38,185              34,223            30,306

    Gains on investments:
        Pre-tax holding gains on debt and equity securities
            arising during period                                            13,241               4,987             8,619
        Federal income taxes                                                  4,634               1,746             3,017
                                                                     ---------------     ---------------    --------------
                                                                              8,607               3,241             5,602

        Pre-tax gains on debt and equity securities included in
            net income during period                                         (5,874)             (8,150)           (9,143)
        Federal income taxes                                                 (2,056)             (2,852)           (3,201)
                                                                     ---------------     ---------------    --------------
                                                                             (3,818)             (5,298)           (5,942)
                                                                     ---------------     ---------------    --------------

        Change in unrealized gains on investments                             4,789              (2,057)             (340)

    Foreign exchange adjustment                                                 (20)                186               413
                                                                     ---------------     ---------------    --------------

                              TOTAL REALIZED AND UNREALIZED INCOME           42,954              32,352            30,379

OTHER CHANGES AFFECTING RETAINED EARNINGS:
    Cash dividends paid to shareholders                                     (38,435)            (14,030)          (30,074)
    Cost of treasury shares in excess of original issue proceeds               (389)                  -                 -
                                                                     ---------------     ---------------    --------------
                                                                            (38,824)            (14,030)          (30,074)
                                                                     ---------------     ---------------    --------------
                                                     TOTAL CHANGES            4,130              18,322               305
                                                                     ---------------     ---------------    --------------

BALANCES AT END OF YEAR:
    Retained earnings                                                       264,060             264,719           244,340
    Unrealized gains on investments                                          47,229              42,440            44,497
                                                                     ---------------     ---------------    --------------
                                                                         $  311,289          $  307,159        $  288,837
                                                                     ===============     ===============    ==============


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Baldwin & Lyons, Inc. and Subsidiaries
                                                                                    2006              2005               2004
                                                                               --------------    ---------------    --------------
                                                                                             (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
   Net income                                                                     $  38,185         $  34,223          $  30,306
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Change in accounts receivable and unearned premium                          (5,262)             (162)               211
         Change in accrued investment income                                         (1,496)              261                 74
         Change in reinsurance recoverable on paid losses                              (619)           (2,127)             2,073
         Change in loss and loss expense reserves net of reinsurance                  7,767            35,433             45,087
         Change in other assets, other liabilities and current income               (10,458)           (4,389)            (1,626)
           taxes
         Amortization of net policy acquisition costs                                12,950             6,259             (3,512)
         Net policy acquisition costs deferred                                      (13,316)           (5,839)             4,024
         Provision for deferred income taxes                                          2,222             3,084               (940)
         Bond amortization                                                            2,295             2,858              3,722
         Loss on sale of property                                                       (20)               16                 14
         Depreciation                                                                 1,953             2,045              2,425
         Net gains on investments                                                   (17,064)          (22,981)            (9,770)
         Excess tax benefit related to stock options                                   (604)                -                  -
         Compensation expense related to discounted stock options                        20               197                256
                                                                               --------------    ---------------    --------------
                                NET CASH PROVIDED BY OPERATING ACTIVITIES            16,553            48,878             72,344

INVESTING ACTIVITIES
   Purchases of fixed maturities and equity securities                             (246,679)         (133,625)          (177,257)
   Purchases of limited partnership interests                                        (4,957)          (16,433)            (9,643)
   Proceeds from maturities                                                         112,095           124,480             95,136
   Proceeds from sales of fixed maturities                                           37,774            35,559             17,279
   Proceeds from sales of equity securities                                          33,153            43,123             56,684
   Net purchases of short-term investments                                           (8,265)          (14,654)            (5,967)
   Distributions from limited partnerships                                            3,562             2,302                637
   Decrease in principal balance of notes receivable from employees                      15               169              2,223
   Purchases of property and equipment                                               (3,000)           (2,420)            (1,580)
   Proceeds from disposals of property and equipment                                    116               200                111
                                                                               --------------    ---------------    --------------
                      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (76,186)           38,701            (22,377)

FINANCING ACTIVITIES
   Dividends paid to shareholders                                                   (38,435)          (14,030)           (30,074)
   Proceeds from sale of common stock                                                 6,804             1,618              1,413
   Excess tax benefit related to stock options                                          604
   Drawing (repayment) on line of credit                                                  -            (6,000)             6,000
   Cost of treasury shares                                                             (401)                -                  -
                                                                               --------------    ---------------    --------------
                                    NET CASH USED IN FINANCING ACTIVITIES           (31,428)          (18,412)           (22,661)
                                                                               --------------    ---------------    --------------
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (91,061)           69,168             27,306
Cash and cash equivalents at beginning of year                                      126,551            57,384             30,078
                                                                               --------------    ---------------    --------------
                                 CASH AND CASH EQUIVALENTS AT END OF YEAR         $  35,490         $ 126,551          $  57,384
                                                                               ==============    ===============    ==============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Baldwin & Lyons, Inc. and Subsidiaries
(DOLLARS IN THOUSANDS)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

INVESTMENTS: Carrying amounts for fixed maturity securities (bonds and notes) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (common stocks) are carried at quoted market prices (fair value). Limited partnerships are accounted for using the equity method with the corresponding change in value recorded as a component of net gains or losses on investments. Other investments are carried at either market value or cost, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity unless a decline in value is determined to be other-than-temporary, in which case, the loss is charged to income. In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without subjective evaluation as to possible future recovery. Although the Company has classified fixed maturity investments as available for sale, it has the ability to, and generally does, hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

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

In the ordinary course of business, our federal income tax returns are audited by the Internal Revenue Service. We establish additional tax liabilities when, despite our belief that our tax positions are fully supportable, it is probable that the taxes ultimately payable will exceed the amounts reflected in our filed tax returns. Changes in the estimate of these matters will impact the provision for income taxes in the period in which such determination is made.

SHARE-BASED PAYMENTS: The Company uses a "Black-Scholes-Merton" option pricing model to value options granted to employees and non-employee directors in accordance with Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT, adopted January 1, 2006 with no material effect. Compensation costs for all share-based awards to employees and non-employee directors are measured based on the grant date fair value of the award and are recognized over the period(s) during which the employee or non-employee director is required to perform service in exchange for the award (the vesting period).

EARNINGS PER SHARE: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See NOTE K - EARNINGS PER SHARE.

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

NOTE B - INVESTMENTS
The following is a summary of investments at December 31:

                                                                                                                  Net
                                                                Cost or         Gross           Gross          Unrealized
                                                 Fair          Amortized      Unrealized      Unrealized         Gains
                                                Value            Cost           Gains           Losses          (Losses)
                                            -------------    ------------    ------------    -------------    -------------
2006:
   U. S. government obligations                 $ 66,928        $ 67,291        $     32        $   (395)         $  (363)
   Mortgage-backed securities                     20,488          20,851              12            (375)            (363)
   Obligations of states and
       political subdivisions                    212,589         212,033           1,134            (578)             556
   Corporate securities                           31,721          31,875             118            (272)            (154)
   Foreign government obligations                  6,740           6,722              18               -               18
                                            -------------    ------------    ------------    -------------    -------------
      Total fixed maturities                     338,466         338,772           1,314          (1,620)            (306)
   Equity securities                             129,817          56,851          73,442            (476)          72,966
   Limited partnerships                           57,313          57,313               -               -                -
   Short-term                                     59,325          59,325               -               -                -
                                            -------------    ------------    ------------    -------------    -------------
      Total available-for-sale securities      $ 584,921       $ 512,261         $74,756        $ (2,096)          72,660
                                            =============    ============    ============    =============

                                                                          Applicable federal income taxes         (25,431)
                                                                                                              -------------

                                                                        Net unrealized gains - net of tax        $ 47,229
                                                                                                              =============
2005:
   U. S. government obligations                $  72,913       $  73,552         $     2        $   (641)        $   (639)
   Mortgage-backed securities                     22,678          23,079              15            (416)            (401)
   Obligations of states and
       political subdivisions                    117,766         118,001             765          (1,000)            (235)
   Corporate securities                           45,260          45,402             286            (428)            (142)
   Foreign government obligations                  6,802           6,746              56               -               56
                                            -------------    ------------    ------------    -------------    -------------
      Total fixed maturities                     265,419         266,780           1,124          (2,485)          (1,361)
   Equity securities                             130,785          64,131          68,597          (1,943)          66,654
   Limited partnerships                           44,727          44,727               -               -                -
   Short-term                                     51,060          51,060               -               -                -
                                            -------------    ------------    ------------    -------------    -------------
      Total available-for-sale securities      $ 491,991       $ 426,698         $69,721        $ (4,428)          65,293
                                            =============    ============    ============    =============

                                                                          Applicable federal income taxes         (22,853)
                                                                                                              -------------

                                                                        Net unrealized gains - net of tax        $ 42,440
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

                                                       2006                                       2005
                                    ----------------------------------------    -----------------------------------------
                                      Number                      Gross             Number                      Gross
                                        of                      Unrealized           of                       Unrealized
                                    Securities    Fair Value       Loss           Securities   Fair Value        Loss
                                    -----------  -------------  ------------    ------------  ------------  -------------
Fixed maturity securities:
 12 months of less                         83      $ 143,673        $  (674)             97     $ 237,130        $  (937)
 Greater than 12 months                    59         66,078           (946)             68         9,969         (1,548)
                                    -----------  -------------  ------------    ------------  ------------  -------------
       Total fixed maturities             142        209,751         (1,620)            165       247,099         (2,485)
Equity securities:
 12 months of less                         10          6,693           (281)             22         7,188         (1,779)
 Greater than 12 months                     3          1,604           (195)              3         1,143           (164)
                                    -----------  -------------  ------------    ------------  ------------  -------------
      Total equity securities              13          8,297           (476)             25         8,331         (1,943)
                                    -----------  -------------  ------------    ------------  ------------  -------------
     Total fixed maturity and
            equity securities             155      $ 218,048       $ (2,096)            190     $ 255,430       $ (4,428)
                                    ===========  =============  ============    ============  ============  =============


The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. The Company's fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Accordingly, unrealized losses on fixed maturity securities reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these fixed maturity securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2006.

                                                                                                       Cost or
                                                                                                      Amortized
                                                                                   Fair Value           Cost
                                                                                  --------------    --------------
One year or less                                                                       $173,229          $172,806
Excess of one year to five years                                                        111,790           112,165
Excess of five years to ten years                                                         2,009             2,000
Excess of ten years                                                                      42,866            43,089
                                                                                  --------------    --------------
   Total maturities                                                                     329,894           330,060
Mortgage-backed securities                                                                8,572             8,712
                                                                                  --------------    --------------
                                                                                       $338,466          $338,772
                                                                                  ==============    ==============


Major categories of investment income for the years ended December 31 are summarized as follows:

                                                                     2006              2005              2004
                                                                --------------    ---------------    --------------
Fixed maturities                                                  $   12,511        $     9,847        $   10,231
Equity securities                                                      1,719              2,117             2,443
Money market funds                                                     3,882              2,595               540
Short-term and other                                                   3,087              1,722               493
                                                                --------------    ---------------    --------------
                                                                      21,199             16,281            13,707
Investment expenses                                                   (1,651)            (1,441)           (1,420)
                                                                --------------    ---------------    --------------
                                      NET INVESTMENT INCOME       $   19,548         $   14,840        $   12,287
                                                                ==============    ===============    ==============


Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

                                                                     2006              2005              2004
                                                                --------------    --------------    --------------
Fixed maturities:
   Gross gains                                                   $       157      $        265        $    2,214
   Gross losses                                                         (714)             (586)             (364)
                                                                --------------    --------------    --------------
      Net gains (losses)                                                (557)             (321)            1,850

Equity securities:
   Gross gains                                                        10,226            10,094            10,534
   Gross losses                                                       (3,795)           (1,529)           (1,994)
                                                                --------------    --------------    --------------
      Net gains                                                        6,431             8,565             8,540

Limited partnerships - net gain                                       11,190            14,831               626

Other - net loss                                                           -               (94)           (1,246)
                                                                --------------    --------------    --------------

                                            TOTAL NET GAINS      $    17,064       $    22,981        $    9,770
                                                                ==============    ==============    ==============


The 2006 net gains from limited partnerships, as shown in the above table, include approximately $6.2 million of unrealized gains as reported in the net income of the various partnerships. Shareholders' equity includes approximately $15.5 million, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2006.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 and is summarized as follows:

                                                                  2006             2005            2004
                                                              ------------    -------------    ------------
Cumulative charges to income at beginning of year                $ 5,070          $ 4,523         $ 5,765
Write-downs based on objective criteria                            1,423            1,260           1,143
Recovery of prior write-downs upon sale or disposal               (2,776)            (713)         (2,385)
                                                              ------------    -------------    ------------
Cumulative charges to income at end of year                      $ 3,717          $ 5,070         $ 4,523
                                                              ============    =============    ============

Net pre-tax realized gain (loss)                                 $ 1,353         ($   547)        $ 1,242
                                                              ============    =============    ============


Addition (reduction) to earnings per share                       $   .06         ($   .02)        $   .05
                                                              ============    =============    ============

Unrealized gain on investments previously
   written down at end of the year - see note below              $ 6,428          $ 5,957         $ 4,201
                                                              ============    =============    ============


Note: Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment is disposed of.

There is no primary or secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. The Company has commitments to contribute an additional $7.9 million to various limited partnerships as of December 31, 2006.

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate market value of $39,203, that are managed by organizations in which two directors of the Company are executive officers, directors and owners. The Company's ownership interest in these limited partnerships ranges from 13% to 31%. These limited partnerships added $7,942 and $7,145, respectively, to investment gains in 2006 and 2005. During 2006 and 2005, the Company has recorded management fees of $604 and $481, respectively, and performance-based fees of $1,587 and $1,687, respectively, to these organizations for management of these limited partnerships. Fees paid in 2004 for management of a single limited partnership were $21. The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which a director of the Company is an executive officer and owner. This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $3,854 and $16,052, respectively, at December 31, 2006. The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments. Total commissions and fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $148, $279 and $151 during 2006, 2005 and 2004, respectively. The Company had previously entered into an agreement with an associate of this broker-dealer for management of a portion of its equity securities portfolio. That agreement was terminated during 2005. That associate earned performance-based compensation and management services fees and expense reimbursements totaling approximately $90 and $307 during 2005 and 2004, respectively. The Company has been informed that the broker-dealer retained none of this compensation for its own account.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $22,359 at December 31, 2006.

Short-term investments at December 31, 2006 include $7.3 million in foreign time certificates of deposit.


NOTE C - LOSS AND LOSS EXPENSE RESERVES
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance recoverable.

                                                                                          Year Ended December 31,
                                                                                   2006            2005             2004
                                                                               -------------    ------------    -------------
Reserves at the beginning of the year                                              $242,130        $207,137         $162,424

Provision for losses and loss expenses:
   Claims occurring during the current year                                         129,551         154,314          141,254
   Claims occurring during prior years                                              (16,947)        (13,692)         (14,956)
                                                                               -------------    ------------    -------------
      Total incurred                                                                112,604         140,622          126,298

Loss and loss expense payments:
   Claims occurring during the current year                                          45,658          45,286           43,351
   Claims occurring during prior years                                               59,581          60,343           38,234
                                                                               -------------    ------------    -------------
      Total paid                                                                    105,239         105,629           81,585
                                                                               -------------    ------------    -------------

Reserves at the end of the year                                                     249,495         242,130          207,137

Reinsurance recoverable on reserves at the end of the year                          159,917         188,143          233,035
                                                                               -------------    ------------    -------------
Reserves, gross of reinsurance
    recoverables, at the end of the year                                           $409,412        $430,273         $440,172
                                                                               =============    ============    =============


The reserves for losses and loss expenses, net of related reinsurance recoverables, at December 31, 2005, 2004 and 2003 were decreased by $16,947, $13,692 and $14,956, respectively, for claims that had occurred on or prior to those dates. These decreases are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows:

                                                                        Year Ended December 31,
                                                                   2006           2005           2004
                                                               ------------   ------------   -----------
Retrospectively-rated direct business                           ($  7,171)     ($  8,014)     ($  5,400)
Environmental damage                                                   39           (498)          (656)
Other direct business                                              (7,994)        (4,468)        (6,689)
Reinsurance assumed                                                (1,288)        (1,730)        (2,909)
Involuntary residual markets                                         (533)         1,018            698
                                                               ------------   ------------   -----------
                                          Totals                 ($16,947)      ($13,692)      ($14,956)
                                                               ============   ============   ===========


Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Reserve savings developed related to retrospectively-rated accident and health business resulted in the concurrent recording of return premiums of approximately $4,738, $4,484 and $2,700 for the years ended December 31, 2006, 2005 and 2004, respectively. As more fully discussed in Note D, the Company has increased it's per occurrence retention of risk related to trucking liability business over the past several years. The increased net retention per occurrence is reflected in the favorable developments during 2006, 2005 and 2004. These trends were considered in the establishment of the Company's reserves at December 31, 2006 and 2005.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $11.5 million to date and carries a remaining reserve of $8.5 million at December 31, 2006.

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2006 and 2005, loss reserves have been reduced by approximately $4,883 and $4,476, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $3,845 and $3,374 at December 31, 2006 and 2005, respectively.


NOTE D - REINSURANCE

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

The Company also serves as an assuming reinsurer under retrocessions from certain other reinsurers. These retrocessions include individual risks but are comprised primarily of high layer catastrophe treaties. Accordingly, the occurrence of catastrophic events can have a significant impact on the Company's operations. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level. Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have generally not been material in relation to the Company's direct and voluntary assumed operations.

                                          Premiums Written                                     Premiums Earned
                          --------------------------------------------------    ------------------------------------------------
                               2006             2005              2004              2006             2005              2004
                          --------------    --------------    --------------    -------------    --------------    -------------
Direct                     $   184,148       $   209,527       $   237,130       $   181,491      $   212,997        $  240,111
Assumed                         12,916            12,918             9,969            13,116           12,993            10,559
Ceded                          (24,836)          (39,652)          (78,596)          (24,841)         (39,825)          (78,525)
                          --------------    --------------    --------------    -------------    --------------    -------------
                Net        $   172,228       $   182,793       $   168,503       $   169,766      $   186,165        $  172,145
                          ==============    ==============    ==============    =============    ==============    =============


Net losses and loss expenses incurred for 2006, 2005 and 2004 have been reduced by ceded reinsurance recoveries of approximately $14,026, $39,389 and $103,579, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material.

Net losses and loss expenses incurred for 2006, 2005 and 2004 include approximately $2,623, $20,152 and $6,349 relating to reinsurance assumed from non-affiliated insurance or reinsurance companies, including involuntary residual market pools. The assumed reinsurance losses in 2006 and 2005 included $1,457 and $17,595, respectively, related to hurricanes Katrina and Wilma and 2004 assumed losses included $5,000 related to hurricanes, all before reinstatement premium.

Components of reinsurance recoverable at December 31 are as follows:

                                                                              2006            2005
                                                                         -------------    ------------
Unpaid losses and loss expenses, net of valuation allowance                $  157,426      $  186,054
Paid losses and loss expenses                                                   6,000           5,381
Unearned premiums                                                                   -               5
                                                                         -------------    ------------
                                                                           $  163,426      $  191,440
                                                                         =============    ============


NOTE E - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                      2006             2005
                                                                                  -------------    -------------
DEFERRED TAX LIABILITIES:
   Unrealized gain on fixed income and equity security investments                     $25,431          $22,853
   Limited partnership investments                                                       5,278            3,407
   Deferred acquisition costs                                                            1,660            1,532
   Other                                                                                 1,290            1,317
                                                                                  -------------    -------------
      Total deferred tax liabilities                                                    33,659           29,109
                                                                                  -------------    -------------

DEFERRED TAX ASSETS:
   Discounts of loss and loss expense reserves                                          10,006           10,098
   Unearned premiums                                                                     2,250            2,078
   Other than temporary investment declines                                              1,301            1,775
   Deferred compensation                                                                 1,033              883
   Other                                                                                   215              221
                                                                                  -------------    -------------
      Total deferred tax assets                                                         14,805           15,055
                                                                                  -------------    -------------

      NET DEFERRED TAX LIABILITIES                                                     $18,854         $ 14,054
                                                                                  =============    =============


A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

                                                                     2006             2005             2004
                                                                 -------------    -------------    -------------
Statutory federal income rate applied to
   pretax income                                                     $ 18,553         $ 17,736         $ 15,396
Tax effect of (deduction):
   Tax-exempt investment income                                        (2,313)          (1,410)          (1,440)
   Net addition to (reduction of) tax positions                        (1,617)              96               (6)
   Other                                                                  202               30             (267)
                                                                 -------------    -------------    -------------
Federal income tax expense                                           $ 14,825         $ 16,452         $ 13,683
                                                                 =============    =============    =============


Federal income tax expense consists of the following:

                                                                     2006             2005             2004
                                                                 -------------    -------------    -------------
Taxes (credits) on pre-tax income:
   Current                                                           $ 12,603         $ 13,368         $ 14,624
   Deferred                                                             2,222            3,084             (941)
                                                                 -------------    -------------    -------------
                                                                     $ 14,825         $ 16,452         $ 13,683
                                                                 =============    =============    =============


The components of the provision for deferred federal income taxes (credits) are as follows:

                                                                           2006           2005             2004
                                                                        -----------    ------------    ------------
Discounts of loss and loss expense reserves                               $    92        $ (1,469)       $ (2,336)
Limited partnerships                                                        1,871           3,600              97
Unearned premium disallowance                                                (172)            236             255
Deferred compensation                                                        (149)            694             882
Other than temporary investment declines                                      474            (191)            435
Other                                                                         106             214            (274)
                                                                        -----------    ------------    ------------
                          PROVISION FOR DEFERRED FEDERAL INCOME TAX       $ 2,222        $  3,084        $   (941)
                                                                        ===========    ============    ============


Cash flows related to federal income taxes paid, net of refunds received, for 2006, 2005 and 2004 were $16,097, $12,147 and $14,865, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2006. As of December 31, 2006, the Internal Revenue Service had completed examinations through the Company's 2004 tax year.


NOTE F - SHAREHOLDERS' EQUITY
Changes in common stock outstanding and additional paid-in capital are as follows.


                                                            Class A                          Class B                 Additional
                                                   ---------------------------      ---------------------------       Paid-in
                                                      Shares          Amount           Shares         Amount          Capital
                                                   -------------     ---------      -------------    ----------    -------------
Balance at January 1, 2004                            2,666,666         $ 114         11,924,354         $ 509         $ 35,419
   Stock options issued                                       -             -                  -             -              256
   Stock options exercised                                    -             -            131,770             5            1,408
                                                   -------------     ---------      -------------    ----------    -------------
Balance at December 31, 2004                          2,666,666           114         12,056,124           514           37,083
   Stock options issued                                       -             -                  -             -              197
   Stock options exercised                                    -             -             79,547             4            1,614
                                                   -------------     ---------      -------------    ----------    -------------
Balance at December 31, 2005                          2,666,666           114         12,135,671           518           38,894
   Stock options issued                                       -             -                  -             -               20
   Stock options exercised                                    -             -            349,534            15            6,789
   Treasury shares purchased                            (16,607)           (1)                 -             -              (11)
                                                   -------------     ---------      -------------    ----------    -------------
Balance at December 31, 2006                          2,650,059         $ 113         12,485,205         $ 533         $ 45,692
                                                   =============     =========      =============    ==========    =============


The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders' equity at December 31, 2006 includes $347,434 representing GAAP shareholder's equity of insurance subsidiaries, of which $54,201 may be transferred by dividend or loan to the parent company during calendar year 2007 with proper notification to, but without approval from, regulatory authorities. An additional $219,284 of shareholder's equity of such insurance subsidiaries may be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $26,632, $18,221 and $19,941 for 2006, 2005 and 2004, respectively. Consolidated statutory surplus for these subsidiaries was $343,974 and $331,738 at December 31, 2006 and 2005, respectively.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $70,043 at December 31, 2006.


NOTE G - OTHER OPERATING EXPENSES
Details of other operating expenses for the years ended December 31:

                                                                                  2006            2005             2004
                                                                             -------------    ------------    -------------
Amortization of deferred policy acquisition costs                                $ 14,155         $14,066          $16,946
Other underwriting expenses                                                        18,789          17,656           18,115
Expense allowances from reinsurers                                                 (1,205)         (7,806)         (20,458)
                                                                             -------------    ------------    -------------
                                             TOTAL UNDERWRITING EXPENSES           31,739          23,916           14,603

Operating expenses of non-insurance companies                                      15,716          15,691           16,443
                                                                             -------------    ------------    -------------
                                          TOTAL OTHER OPERATING EXPENSES         $ 47,455         $39,607          $31,046
                                                                             =============    ============    =============


NOTE H - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers all employees who have completed one year of service. The Company's contributions to the Plan for 2006, 2005 and 2004 were $1,137, $1,093 and $1,053, respectively.


NOTE I - STOCK PURCHASE AND OPTION PLANS

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2006 there were 158,503 shares (Class A) and 438,583 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains two stock option plans which are described below. Compensation cost charged against income for those plans was $20, $197, and $256 for 2006, 2005, and 2004, respectively.

DIRECTOR OPTION PLAN:

Under the Director Option Plan (the Director Plan), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors. Approximately 167,000 shares of Class B common stock are available for future grants. No options were granted to directors during 2006 and all discounted options outstanding at December 31, 2005 were exercised during 2006. Prior to May, 2005, discounted options were granted to non-employee directors in lieu of cash directors' fees. In addition, during 2005 and 2004, non-employee directors were each granted 1,500 options at market value on the date of grant as part of their regular annual directors' fees. During 2006, all market value options were terminated, without compensation to the directors, and all subsequent directors' fees have been paid in cash. The Director Plan provides that options granted to non-employee directors are not exercisable for one year from the date of grant. Discounted options expire ten years from the date of grant while market value options expire seven years from the date of grant.

The fair value of the market value options granted during 2005 and 2004 was determined using a Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 3.0% and 1.0%, respectively; dividend yield of 1.6%; volatility factor of the expected market price of the Company's common stock of .30; and an expected life of the option of 7 years.

A summary of option activity under the Director Plan as of December 31, 2006, and changes during the year then ended, is presented below:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                    Options           Price
                                                  ------------    ---------------
Outstanding at beginning of year                      50,134        $    15.846

Exercised                                             20,134              0.923

Terminated                                            30,000             25.855
                                                  ------------
Outstanding and exercisable at end of year                 -                  -
                                                  ============    ===============


The weighted-average grant-date fair value of options granted during 2005 and 2004 at prices below market value were $25.10 and $25.71, respectively. The weighted-average grant-date fair value of options granted during 2005 and 2004, at market, were $5.33 and $4.70, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $484, $27, and $1,641, respectively.

EMPLOYEE OPTION PLAN:

Under the Employee Option Plan (the Employee Plan), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees. Approximately 259,000 shares of Class B common stock are available for future grants. No options were granted to employees during the three year period ended December 31, 2006. Discounted options granted to employees were exercisable immediately. Market value options granted to employees in the past vested over three years. All options expire ten years from the date of grant. All remaining options outstanding at December 31, 2006 are exercisable at $20.60 per share and expire December 18, 2007.

A summary of option activity under the Employee Plan as of December 31, 2006, and changes during the year then ended is presented below:

                                                                   Aggregate
                                                                   Intrinsic
                                                                     Value
                                                     Options         ($000)
                                                  ------------    ------------
Outstanding at beginning of year                     436,750

Exercised                                            329,400
                                                  ------------

Outstanding and exercisable at end of year           107,350          $  536
                                                  ============    ============

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $1,684, $420, and $328, respectively.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was $6,804, $1,618, and $1,413, respectively. The federal tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $759, $157, and $689, respectively, for the years ended December 31, 2006, 2005, and 2004. Under the terms of the Employee Plan, $589, $147 and $115, respectively, was paid or payable to employees in the form of cash for the years ended December 31, 2006, 2005 and 2004.

The Company's policy is to issue new shares to satisfy share option exercises.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. Principal and interest totaling $2,343 and $2,339 relating to such loans was outstanding at December 31, 2006 and 2005, respectively. Loans carry interest rates ranging from 4.75% to 6%, payable annually on the loan anniversary date. The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.


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

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

                                                                 2006               2005               2004
                                                            ---------------    ---------------    ---------------
DIRECT AND ASSUMED PREMIUM WRITTEN:
  Fleet trucking                                                 $ 124,044          $ 155,201         $  172,406
  Non-standard private passenger automobile                         33,964             38,498             40,976
  Small fleet trucking                                              26,091             15,631             14,689
  Voluntary reinsurance assumed                                     12,726             11,519              8,740
  Small business workers' compensation                                  49                197              9,058
  All Other                                                            190              1,400              1,230
                                                            ---------------    ---------------    ---------------
                                                   Totals        $ 197,064          $ 222,446         $  247,099
                                                            ===============    ===============    ===============

NET PREMIUM EARNED AND FEE INCOME:
  Fleet trucking                                                 $ 107,021          $ 123,101         $  103,624
  Non-standard private passenger automobile                         38,590             42,818             44,671
  Small fleet trucking                                              14,711              9,362             10,440
  Voluntary reinsurance assumed                                     15,009             13,144             11,070
  Small business workers' compensation                                 130              2,752              8,046
  All Other                                                            400              1,423              1,095
                                                            ---------------    ---------------    ---------------
                                                   Totals        $ 175,861          $ 192,600         $  178,946
                                                            ===============    ===============    ===============

UNDERWRITING GAIN (LOSS)
  Fleet trucking                                                $   17,754         $   25,658         $   25,783
  Non-standard private passenger automobile                          2,737              5,131              6,052
  Small fleet trucking                                                (402)               380                360
  Voluntary reinsurance assumed                                      6,933             (8,292)             2,545
  Small business workers' compensation                                 237                102             (1,955)
  All Other                                                           (874)              (519)            (1,247)
                                                            ---------------    ---------------    ---------------
                                                   Totals       $   26,385         $   22,460         $   31,538
                                                            ===============    ===============    ===============


The above amounts for voluntary reinsurance assumed include certain intersegment reinsurance agreements. Intersegment premiums earned during 2006, 2005 and 2004 were $2,283, $1,570 and $1,609, respectively. Intersegment losses and loss expenses incurred during 2006, 2005 and 2004 were $3,005, $1,595 and $1,270, respectively.

The following tables are reconciliations of reportable segment revenues and profits to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                                  2006               2005                2004
                                                            ----------------   ----------------    ---------------
REVENUE:
  Net premium earned and fee income                            $    175,861       $    192,600       $    178,946
  Net investment income                                              19,548             14,840             12,287
  Net gains on investments                                           17,064             22,981              9,770
  Other income                                                          596                483                330
                                                            ----------------   ----------------    ---------------
                              Total consolidated revenue       $    213,069       $    230,904       $    201,333
                                                            ================   ================    ===============

PROFIT:
  Underwriting gain                                           $      26,385       $     22,460       $     31,538
  Net investment income                                              19,548             14,840             12,287
  Net gains on investments                                           17,064             22,981              9,770
  Corporate expenses                                                 (9,987)            (9,490)            (9,525)
  Interest expense                                                        -               (116)               (81)
                                                            ----------------   ----------------    ---------------
                      Income before federal income taxes      $      53,010       $     50,675       $     43,989
                                                            ================   ================    ===============


The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $69,636, $62,570 and $57,767 of the Company's consolidated direct and assumed premium written in 2006, 2005 and 2004, respectively.


NOTE K - EARNINGS PER SHARE

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

                                                                          2006              2005              2004
                                                                     ---------------   ---------------   ---------------
Average share outstanding for basic earnings per share                  15,004,377         14,753,133        14,641,300

Dilutive effect of options                                                  43,094            109,554           147,824
                                                                     ---------------   ---------------   ---------------

Average shares outstanding for diluted earnings per share               15,047,471         14,862,687        14,789,124
                                                                     ===============   ===============   ===============

Options to purchase 35,422 shares of the Company's Class B common stock were excluded in 2005 from the above reconciliation in that inclusion would have an anti-dilutive effect.


NOTE L - CONCENTRATIONS OF CREDIT RISK

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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2006, the Company held collateral in the aggregate amount of $251,624.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured's default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company's largest customer, and in the event of that customer's default, such default may have a material adverse impact on the Company. The Company estimates its uncollateralized exposure related to this Fortune 500 company to be as much as 35% of shareholders' equity at December 31, 2006.

In addition, the Company's balance sheet includes paid and unpaid amounts recoverable from reinsurers under various agreements totaling $163,426 at December 31, 2006, as more fully discussed in Note D - Reinsurance. With minor exception, these recoverables are uncollateralized. The largest estimated amount due from a single reinsurer totaled $19,859 at December 31, 2006. Included in the total recoverable amount are case basis and estimated IBNR losses of approximately $14.3 million due from Converium Insurance (North America) Inc. and $2.7 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims as of December 31, 2006 are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

Investments in limited partnerships include an aggregate of $39,203 invested in three related partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon North American Opportunity Fund.


NOTE M - NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"). SOP 05-1 requires identification of transactions that result in a substantial change in an insurance contract. If it is determined that a substantial change to an insurance contract has occurred, the related unamortized deferred policy acquisition costs, unearned premiums and other related balances must be written off. SOP 05-1 is effective on January 1, 2007 and it is expected that SOP 05-1 will not have a material effect on the Company's consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. FIN 48 is effective on January 1, 2007 and it is expected that FIN 48 will not have a material effect on the Company's consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective on January 1, 2008 and it is expected that SFAS No. 157 will not have a material effect on the Company's consolidated financial condition or results of operations.


NOTE N - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
Quarterly results of operations are as follows:

                                                                        Results by Quarter
                                     ------------------------------------------------------------------------------------------
                                                            2006                                           2005
                                     -------------------------------------------  ---------------------------------------------
                                        1st        2nd         3rd        4th        1st        2nd         3rd         4th
                                     ---------  ----------  ---------  ---------  ---------  ---------  -----------  ----------
Net premiums earned                   $43,218     $42,163    $42,333    $42,052    $46,659    $43,473     $49,848      $46,185
Net investment income                   4,559       4,736      5,140      5,113      3,308      3,547       3,734        4,251
Net gains (losses) on investments       7,014      (1,135)     2,958      8,227      4,936      3,188       8,346        6,511
Losses and loss expenses incurred      28,939      27,717     25,837     30,111     31,612     27,972      46,827<F1>   34,211<F2>

Net income                             11,556       5,427      9,879     11,323     10,346      9,199       4,651<F1>   10,027<F2>

   Net income per share - diluted        $.78        $.36       $.65       $.75       $.70       $.62        $.31<F1>     $.67<F2>


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Baldwin & Lyons, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Baldwin & Lyons, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Baldwin & Lyons, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Baldwin & Lyons, Inc. and subsidiaries and our report dated March 9, 2007 expressed an unqualified opinion thereon.


                                           /s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 9, 2007

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

The following summary sets forth certain information concerning the Company's executive officers:

                                                                                             Served in
                                                                                           Such Capacity
           Name                  Age                          Title                            Since
-------------------------     ---------   -------------------------------------------     ---------------
Gary W. Miller                   66        Chairman and CEO                                 1997
Joseph J. DeVito                 55        President and COO                                2007 <F1>
James W. Good                    63        Executive Vice President                         1980 <F2>
G. Patrick Corydon               58        Senior Vice President and CFO                    1979 <F3>
James E. Kirschner               60        Senior Vice President and Secretary              1977 <F3><F4>

<F1> Mr. DeVito was elected President and Chief Operating Officer in
     February, 2007. He was elected Executive Vice President in 2001 and has served in similar capacity since 1986.
<F2> Mr. Good was elected Executive Vice President in 2001.
<F3> Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in 2001.
<F4> Mr. Kirschner was elected Secretary of the Company in 1985.


ITEM 11.  EXECUTIVE COMPENSATION *
          ------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          ----------------------------------------
          OWNERS AND MANAGEMENT *
          -----------------------


ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
          --------------------------------------------------------
          INDEPENDENCE *
          --------------


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

         Consolidated Balance Sheets - December 31, 2006 and 2005

         Consolidated Statements of Income and Retained Earnings - Years ended
             December 31, 2006, 2005 and 2004

         Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2006, 2005 and 2004

         Consolidated Statements of Cash Flows - Years ended December 31,
             2006, 2005 and 2004

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

         3. Listing of Exhibits:

    NUMBER & CAPTION
  FROM EXHIBIT TABLE OF
 ITEM 601 OF REGULATION
          S-K                         EXHIBIT NUMBER AND DESCRIPTION
-----------------------    -----------------------------------------------------
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


         (14)              EXHIBIT 14--
   (Code of ethics)        Code of Business Conduct of Baldwin & Lyons, Inc.
                           (Incorporated as an exhibit by reference to Exhibit
                           14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)

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


         (31)              EXHIBIT 31.1
    (Certification)        Certification of CEO pursuant to Section 302 of the
                           Sarbanes-Oxley Act

                           EXHIBIT 31.2
                           Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act


         (32)              EXHIBIT 32.1
    (Certification)        Certification of CEO pursuant to Section 906 of the
                           Sarbanes-Oxley Act and 18 U.S.C. 1350

                           EXHIBIT 32.2
                           Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b) A report on Form 8-K was filed by the Company in the fourth quarter of 2006 to announce its third quarter earnings press release.


(c) Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.


(d) Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 69 through 75 of this report.

                               SCHEDULE I -- SUMMARY OF INVESTMENTS-
                             OTHER THAN INVESTMENTS IN RELATED PARTIES

                              FORM 10-K - YEAR ENDED DECEMBER 31, 2006


                               BALDWIN & LYONS, INC. AND SUBSIDIARIES


-------------------------------------------------  --------------  --------------  --------------
                    COLUMN A                          COLUMN B        COLUMN C        COLUMN D
-------------------------------------------------  --------------  --------------  --------------
                                            (DOLLARS IN THOUSANDS)
                                                                                     AMOUNT AT
                                                                                    WHICH SHOWN
                                                                        FAIR       IN THE BALANCE
                TYPE OF INVESTMENT                      COST            VALUE         SHEET <F1>
-------------------------------------------------  --------------  --------------  --------------
Fixed Maturities:
  Bonds:
    United States government and
      government agencies and
      authorities                                      $  67,291       $  66,928       $  66,928
    Mortgage backed securities                            20,851          20,488          20,488
    States, municipalities and
      political subdivisions                             212,033         212,589         212,589
    Foreign governments                                    6,722           6,740           6,740
    Public utilities                                       2,351           2,379           2,379
    All other corporate bonds                             29,524          29,342          29,342
                                                   --------------  --------------  --------------
                           Total fixed maturities        338,772         338,466         338,466

Equity Securities:
  Common Stocks:
    Banks, trust and insurance
      companies                                            5,716          24,063          24,063
    Industrial, miscellaneous
      and all other                                       51,136         105,755         105,755
                                                   --------------  --------------  --------------
                          Total equity securities         56,852         129,818         129,818

Limited partnerships                                      57,313          57,313          57,313

Short-term:
  Certificates of deposit                                  7,255           7,255           7,255
  Commercial paper                                        52,070          52,070          52,070
                                                   --------------  --------------  --------------
                       Total short-term and other         59,325          59,325          59,325
                                                   --------------  --------------  --------------

                                Total investments      $ 512,262       $ 584,922       $ 584,922
                                                   ==============  ==============  ==============

<F1>    All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements. Investments presented above do not include $41,832 of money market funds classified with cash and cash equivalents in the balance sheet.



                                               SCHEDULE II
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                                          BALDWIN & LYONS, INC.

CONDENSED BALANCE SHEETS
                                                                              DECEMBER 31
                                                                  ----------------------------------
                                                                        2006               2005
                                                                  ---------------    ---------------
ASSETS
Investment in subsidiaries                                              $345,963           $337,352
Due from affiliates                                                        3,041              2,350
Investments other than subsidiaries:
   Fixed maturities                                                        9,594              6,684
   Equity maturities                                                           -                 48
   Limited partnerships                                                    2,020              4,386
   Short-term                                                              9,890             14,865
                                                                  ---------------    ---------------
                                                                          21,504             25,984
Cash and cash equivalents                                                 16,110             22,853
Accounts receivable                                                       12,248             12,837
Notes receivable from employees                                            2,343              2,338
Other assets                                                               3,596              3,573
                                                                  ---------------    ---------------

                                                 Total assets           $404,805           $407,287
                                                                  ===============    ===============

Liabilities and shareholders' equity

Liabilities:
   Premiums payable                                                      $29,453            $35,935
   Deposits from insureds                                                 13,359             20,833
   Current payable federal income taxes                                       62                  -
   Deferred payable federal income taxes                                       -                378
   Other liabilities                                                       4,304              3,456
                                                                  ---------------    ---------------
                                                                          47,178             60,602

Shareholders' equity:
   Common stock:
      Class A                                                                113                114
      Class B                                                                533                518
      Additional paid-in capital                                          45,692             38,894
      Unrealized net gains on investments                                 47,229             42,440
      Retained earnings                                                  264,060            264,719
                                                                  ---------------    ---------------
                                                                         357,627            346,685
                                                                  ---------------    ---------------

                   Total liabilities and shareholders' equity           $404,805           $407,287
                                                                  ===============    ===============

See notes to condensed financial statements

                                            SCHEDULE II
                           CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                                       BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF INCOME
                                                                          YEAR ENDED DECEMBER 31
                                                                  2006             2005             2004
                                                              -------------    --------------   --------------
REVENUE:
   Commissions and service fees                                  $  15,024         $  18,640        $  28,419
   Dividends from subsidiaries                                      32,500            10,000           10,000
   Net investment income                                             1,741             1,339              960
   Net gains (losses) on investments                                   278             5,632            (227)
   Other                                                               135               103              166
                                                              --------------   --------------   --------------
                                                                    49,678            35,714           39,318

EXPENSES:
   Salary and related items                                         11,426            10,672           10,756
   Other                                                             3,810             4,683            5,352
                                                              --------------   --------------   --------------
                                                                    15,236            15,355           16,108
                                                              -------------    --------------   --------------
                    INCOME BEFORE FEDERAL INCOME TAXES
                           AND EQUITY IN UNDISTRIBUTED
                                INCOME OF SUBSIDIARIES              34,442            20,359           23,210
Federal income taxes                                                    95             3,551            4,460
                                                              --------------   --------------   --------------
                                                                    34,347            16,808           18,750
Equity in undistributed income
   of subsidiaries                                                   3,838            17,415           11,556
                                                              --------------   --------------   --------------

                                            NET INCOME             $38,185           $34,223          $30,306
                                                              =============    ==============   ==============


See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    FORM 10-K - YEAR ENDED DECEMBER 31, 2005


                              BALDWIN & LYONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
                                                                           YEAR ENDED DECEMBER 31
                                                                   2006             2005             2004
                                                              --------------   --------------   --------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              $   21,299       ($     493)      $   31,474

INVESTING ACTIVITIES:
   Purchases of long-term investments                               (16,184)          (3,047)          (5,548)
   Sales or maturities of long-term investments                      13,298            9,965            5,928
   Net sales of short-term investments                                4,975            5,096               20
   Decrease in notes receivable from employees                           15              169            2,223
   Distributions from limited partnerships                            2,599            1,633              193
   Net purchases of property and equipment                             (824)            (544)            (456)
   Other                                                                111              199              112
                                                              --------------   --------------   --------------
                 NET CASH PROVIDED BY INVESTING ACTIVITIES            3,990           13,471            2,472

FINANCING ACTIVITIES:
   Dividends paid to shareholders                                   (38,435)         (14,029)         (30,753)
   Drawing on line of credit                                              -                -            6,000
   Repayment on line of credit                                       (6,000)               -
   Stock option exercises and other                                   6,804            1,618            1,413
   Cost of treasury shares                                             (401)               -                -
                                                              --------------   --------------   --------------
                      NET CASH USED IN FINANCING ACTIVITIES         (32,032)         (18,411)         (23,340)
                                                              --------------   --------------   --------------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (6,743)          (5,433)          10,606
Cash and cash equivalents at beginning of year                       22,853           28,286           17,680
                                                              --------------   --------------   --------------
                   CASH AND CASH EQUIVALENTS AT END OF YEAR      $   16,110       $   22,853       $   28,286
                                                              ==============   ==============   ==============

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

                                         SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

                                              FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                               BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                                       (DOLLARS IN THOUSANDS)


----------------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------- ---------- ---------
Column A            Column B    Column C    Column D   Column E  Column F   Column G   Column H     Column I   Column J   Column K
----------------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------- ---------- ---------
                                     As of December 31,                               Year Ended December 31,
                  ----------------------------------------------- ------------------------------------------------------------------
                                 Reserves
                                for Unpaid                Other                          Benefits, Amortization
                     Deferred     Claims                 Policy                          Claims,   of Deferred
                      Policy    and Claim              Claims and     Net       Net     Losses and    Policy      Other      Net
                   Acquisition  Adjustment   Unearned   Benefits    Premium  Investment Settlement  Acquisition  Operating Premiums
      Segment         Costs     Expenses     Premiums   Payable     Earned     Income    Expenses      Costs     Expenses  Written
----------------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------- ---------- ---------
                                                                                <F1>       <F1>                 <F1> <F2>
Property/Casualty
 Insurance
    2006            $   4,742   $ 409,412   $  32,145      ---   $  169,766  $  19,548   $ 112,604   $  14,155   $ 17,584  $172,228

    2005                4,376     430,273      29,688      ---      186,165     14,840     140,622      14,066      9,850   182,793

    2004                4,797     440,172      33,233      ---      172,145     12,287     126,298      16,946     (2,343)  168,503


<F1>      Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates. Results among these categories would change if different methods were applied.

<F2>      Commissions paid to the Parent Company have been eliminated for this presentation. Commission allowances relating to reinsurance ceded are offset against other operating expenses. For 2004, these allowances substantially or totally offset other operating expenses incurred.


                                           SCHEDULE IV -- REINSURANCE

                                    FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                     BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                             (DOLLARS IN THOUSANDS)

---------------------------------  --------------  ---------------  ---------------  -------------  ---------------
            COLUMN A                  COLUMN B         COLUMN C         COLUMN D        COLUMN E        COLUMN F
---------------------------------  --------------  ---------------  ---------------  -------------  ---------------
                                                                                                          % OF
                                                        CEDED           ASSUMED                          AMOUNT
                                       DIRECT          TO OTHER        FROM OTHER         NET          ASSUMED TO
                                      PREMIUMS        COMPANIES        COMPANIES         AMOUNT           NET
                                   --------------  ---------------  ---------------  -------------  ---------------
Premiums Earned -
 Property/casualty insurance:

     Years Ended December 31:

             2006                     $  181,491      $   24,841       $   13,116      $  169,766           7.7

             2005                        212,997          39,825           12,993         186,165           7.0

             2004                        240,111          78,525           10,559         172,145           6.1




                                       SCHEDULE VI--SUPPLEMENTAL INFORMATION
                                 CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

                                      FORM 10-K - YEAR ENDED DECEMBER 31, 2005

                                       BALDWIN & LYONS, INC. AND SUBSIDIARIES

                                               (DOLLARS IN THOUSANDS)

----------------- -----------------------------------------------------------------------------------------------------------------
     COLUMN A      COLUMN B   COLUMN C  COLUMN D  COLUMN E COLUMN F  COLUMN G       COLUMN H        COLUMN I    COLUMN J   COLUMN K
----------------- -----------------------------------------------------------------------------------------------------------------
                                 As of December 31,                                 Year Ended December 31,
                  --------------------------------------------  ------------------------------------------------------------------
                                                                                 Claims and Claim
                              Reserves                                         Adjustment Expenses  Amortiza-
                             for Unpaid Discount,                              Incurred Related to   tion of
                   Deferred    Claims    if any                                -------------------  Deferred   aid Claims
   AFFILIATION      Policy   and Claim  Deducted                       Net       (1)        (2)      Policy    and Claim     Net
      WITH         Acquisi-  Adjustment    in     Unearned  Earned  Investment Current     Prior   Acquisition Adjustment  Premiums
   REGISTRANT     tion Costs  Expenses  Column C  Premiums Premiums   Income     Year      Years      Costs     Expenses   Written
----------------- ---------- ---------- --------- -------- -------- ---------- -------- ---------- ----------- ---------- ----------
                                          <F1>
Consolidated
Property/Casualty
Subsidiaries:
       2006         $4,742    $409,412    $4,883   $32,145 $169,766   $19,548  $129,551  ($16,947)   $14,155    $105,239   $172,228

       2005          4,376     430,273     4,476    29,688  186,165    14,840   154,314   (13,692)    14,066     105,629    182,793

       2004          4,797     441,821     3,932    33,233  172,145    12,287   141,254   (14,956)    16,946      81,585    168,503

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

                                                     BALDWIN & LYONS, INC.


March 14, 2007                 By   /s/ GARY W. MILLER
                                    --------------------------------------------
                                    Gary W. Miller, Chairman and CEO
                                    (Chief Operating Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 14, 2007                 By   /s/ GARY W. MILLER
                                    --------------------------------------------
                                    Gary W. Miller, Chairman
                                    and CEO; Director



March 14, 2007                 By   /s/ G. PATRICK CORYDON
                                    --------------------------------------------
                                    G. Patrick Corydon, Senior Vice
                                    President - Finance and CFO
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)



March 14, 2007                 By   /s/ JOSEPH DEVITO
                                    --------------------------------------------
                                    Joseph DeVito, Director,
                                    President and Chief Operating
                                    Officer (appointed February 6, 2007)



March 14, 2007                 By   /s/ JAMES GOOD
                                    --------------------------------------------
                                    James Good, Director and
                                    Executive Vice President



March 14, 2007                 By   /s/ STUART D. BILTON                     (*)
                                    --------------------------------------------
                                    Stuart D. Bilton, Director



March 14, 2007                 By   /s/ OTTO N. FRENZEL III                  (*)
                                    --------------------------------------------
                                    Otto N. Frenzel III, Director

March 14, 2007                 By   /s/ JOHN M. O'MARA                       (*)
                                    --------------------------------------------
                                    John M. O'Mara, Director



March 14, 2007                 By   /s/ THOMAS H. PATRICK                    (*)
                                    --------------------------------------------
                                    Thomas H. Patrick, Director


March 14, 2007                 By   /s/ NATHAN SHAPIRO                       (*)
                                    --------------------------------------------
                                    Nathan Shapiro, Director



March 14, 2007                 By   /s/ NORTON SHAPIRO                       (*)
                                    --------------------------------------------
                                    Norton Shapiro, Director



March 14, 2007                 By   /s/ JOHN D. WEIL                         (*)
                                    --------------------------------------------
                                    John D. Weil, Director



March 14, 2007                 By   /s/ ROBERT SHAPIRO                       (*)
                                    --------------------------------------------
                                    Robert Shapiro, Director



March 14, 2007                 By   /s/ JOHN PIGOTT                          (*)
                                    --------------------------------------------
                                    John Pigott, Director



March 14, 2007                 By   /s/ JON MILLS                            (*)
                                    --------------------------------------------
                                    Jon Mills, Director




(*) By Gary W. Miller, Attorney-in-Fact

                           ANNUAL REPORT ON FORM 10-K




--------------------------------------------------------------------------------
                          ITEM 15(c)--CERTAIN EXHIBITS
--------------------------------------------------------------------------------




                          YEAR ENDED DECEMBER 31, 2006

                              BALDWIN & LYONS, INC.

                              INDIANAPOLIS, INDIANA

                              BALDWIN & LYONS, INC.
                          Form 10-K for the Fiscal Year
                             Ended December 31, 2006


                                INDEX TO EXHIBITS
                                -----------------


                                                BEGINS ON SEQUENTIAL PAGE
         EXHIBIT NO.                                NUMBER OF FORM 10-K
-------------------------------------------     -------------------------
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

EXHIBIT 10(a)-- 1981 Employees Stock
Purchase Plan (Incorporated as an exhibit
by reference to Exhibit A to the Company's
definitive Proxy Statement for itsAnnual
Meeting held May 5, 1981)                                   N/A

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

                                                   BEGINS ON SEQUENTIAL PAGE
         EXHIBIT NO.                                  NUMBER OF FORM 10-K
-------------------------------------------     ------------------------------

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

EXHIBIT 11--
Computation of Per Share Earnings               Filed herewith electronically

EXHIBIT 14--
Code of Business Conduct, as amended May 3,
 2005 (Incorporated as an exhibit by
reference to Exhibit 14 to the Company's
Annual Report on Form 10-K for the year
ended December 31, 2005)                                   N/A

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

                                                   BEGINS ON SEQUENTIAL PAGE
         EXHIBIT NO.                                  NUMBER OF FORM 10-K
-------------------------------------------     ------------------------------

EXHIBIT 32.2--
Certification of CFO pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of
2002.                                           Filed herewith electronically