Form 10-Q
period 2007-03-31
BALDWIN & LYONS INC
filed 2007-05-04
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                     Commission file number
           March 31, 2007                               0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                35-0160330
               -------                                ----------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
-------------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2007:

               TITLE OF CLASS             NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                              2,650,059
      Class B (nonvoting)                          12,488,955


Index to Exhibits located on page 15.





                          Page 1 of a total of 22 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                             MARCH 31             DECEMBER 31
                                                               2007                  2006
                                                        -------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                              $ 357,046             $ 338,466
   Equity securities                                               128,138               129,817
   Limited partnerships                                             61,345                57,313
   Short-term                                                       42,327                59,325
                                                        -------------------    ------------------
                                                                   588,856               584,921
Cash and cash equivalents                                           30,814                35,490
Accounts receivable                                                 35,825                37,994
Reinsurance recoverable                                            158,762               163,426
Notes receivable from employees                                      2,253                 2,343
Other assets                                                        30,638                27,932
Current federal income taxes                                             -                 1,613
                                                        -------------------    ------------------
                                                                 $ 847,148             $ 853,719
                                                        ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                            $ 401,660             $ 409,412
Reserves for unearned premiums                                      35,077                32,145
Accounts payable and accrued expenses                               31,813                35,681
Current federal income taxes                                        12,613                     -
Deferred federal income taxes                                        7,311                18,854
                                                        -------------------    ------------------
                                                                   488,474               496,092
Shareholders' equity:
   Common stock-no par value                                           646                   646
   Additional paid-in capital                                       45,770                45,692
   Unrealized net gains on investments                              46,731                47,229
   Retained earnings                                               265,527               264,060
                                                        -------------------    ------------------
                                                                   358,674               357,627
                                                        -------------------    ------------------
                                                                 $ 847,148             $ 853,719
                                                        ===================    ==================



See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                            --------------------------------
                                                                 2007              2006
                                                            --------------    --------------
REVENUES
Net premiums earned                                               $44,175           $43,218
Net investment income                                               4,846             4,559
Net gains on investments                                              474             7,014
Commissions and other income                                        1,412             1,864
                                                            --------------    --------------
                                                                   50,907            56,655
EXPENSES
Losses and loss expenses incurred                                  26,892            28,939
Other operating expenses                                           12,846            10,787
                                                            --------------    --------------
                                                                   39,738            39,726
                                                            --------------    --------------
                    INCOME BEFORE FEDERAL INCOME TAXES             11,169            16,929
Federal income taxes                                                2,958             5,373
                                                            --------------    --------------
                                            NET INCOME             $8,211           $11,556
                                                            ==============    ==============

PER SHARE DATA:
                                        BASIC EARNINGS              $ .54             $ .78
                                                            ==============    ==============

                                      DILUTED EARNINGS              $ .54             $ .78
                                                            ==============    ==============

                        DIVIDENDS PAID TO SHAREHOLDERS              $ .45             $ .35
                                                            ==============    ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                              15,137            14,805
   Dilutive effect of options outstanding                              20                84
                                                            --------------    --------------
   Average shares outstanding - diluted                            15,157            14,889
                                                            ==============    ==============


See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)



                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                           2007               2006
                                                                      ---------------    ---------------
Net cash provided by operating activities                                $    8,735        $    12,839
Investing activities:
   Purchases of long-term investments                                       (78,819)          (100,494)
   Proceeds from sales or maturities
       of long-term investments                                              56,168             54,826
   Net sales (purchases) of short-term investments                           16,997             (4,340)
   Decrease in notes receivable from employees                                   10                 15
   Other investing activities                                                (1,031)               (45)
                                                                      ---------------    ---------------
                            Net cash used in investing activities            (6,675)           (50,038)
Financing activities:
   Dividends paid to shareholders                                            (6,813)            (5,185)

   Cost of treasury stock                                                         -               (401)
   Proceeds from sales of common stock                                           77                248
                                                                      ---------------    ---------------
                            Net cash used in financing activities            (6,736)            (5,338)
                                                                      ---------------    ---------------
                            Decrease in cash and cash equivalents            (4,676)           (42,537)
Cash and cash equivalents at beginning of period                             35,490            126,551
                                                                      ---------------    ---------------
   Cash and cash equivalents at end of period                            $   30,814        $    84,014
                                                                      ===============    ===============



See notes to condensed consolidated financial statements.



NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.

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

(3) NET GAINS ON INVESTMENTS: Amounts reported as net gains on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company's investment managers, (2) equity in earnings or losses of investments in limited partnerships and (3) "other-than-temporary impairment" adjustments.

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

Following is a summary of the components of net gains on investments for the periods presented in the accompanying statements of income.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                2007                2006
                                                           ----------------    ----------------
Realized net gains on the disposal of securities                   $ 466             $ 1,754
Equity in earnings (losses) of limited partnership
  investments (realized and unrealized)                             (897)              4,728
Impairment:
  Write-downs based upon objective criteria                          (63)                  -
  Recovery of prior write-downs
    upon sale or disposal                                            968                 532
                                                           ----------------    ----------------

  Totals                                                           $ 474             $ 7,014
                                                           ================    ================


The net losses from limited partnerships for the quarter ending March 31, 2007 include an estimated $3.6 million of unrealized losses reported to the Company as part of the operations of the various limited partnerships. Shareholders' equity at March 31, 2007 includes approximately $14.9 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2007 and 2006 comparative periods.

                                                 2007           2006
                                              ------------   ------------
Quarter ended March 31:
   Premiums ceded to reinsurers                 $ 6,117        $ 7,606
   Losses and loss expenses
      ceded to reinsurers                         4,410          1,900
   Commissions from reinsurers                      292            690


(5) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended March 31, 2007 was $7,782 and compares to total realized and unrealized income of $14,735 for the quarter ended March 31, 2006.

(6) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. Segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company for this segment and is computed after elimination of inter-company commissions. Amounts presented for voluntary reinsurance assumed include transactions related to certain inter-segment reinsurance agreements.

                                                          2007                                           2006
                                       --------------------------------------------    -----------------------------------------

                                        DIRECT AND                                     Direct and
                                         ASSUMED        NET PREMIUM      SEGMENT        Assumed       Net Premium     Segment
                                         PREMIUM         EARNED AND       PROFIT        Premium        Earned and      Profit
                                         WRITTEN         FEE INCOME       (LOSS)        Written        Fee Income      (Loss)
                                       ------------    -------------   ------------   ------------    ------------   -----------
THREE MONTHS ENDED MARCH 31:
PROTECTIVE PRODUCTS:
   Fleet trucking                        $ 30,885         $ 26,172      $  5,301        $ 34,561       $ 28,119        $ 4,754
   Reinsurance assumed                      5,823            6,383         2,031           3,277          3,338          1,870
SAGAMORE PRODUCTS:
   Private passenger automobile            10,201            8,693           946          14,127         10,237          1,066
   Small fleet trucking                     6,116            4,094            74           6,731          2,843              3
All other                                      77              106           200             240            320            229
                                       ------------    -------------   ------------    -----------    ------------   -----------

   Totals                                $ 53,102         $ 45,448       $ 8,552        $ 58,936       $ 44,857        $ 7,922
                                       ============    =============   ============    ===========    ============   ===========


(7) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                                              Three Months Ended
                                                                                   March 31
                                                                            2007             2006
                                                                        -------------    --------------
REVENUE:
  Net premium earned and fee income                                       $  45,448         $ 44,857
  Net investment income                                                       4,846            4,559
  Net gains on investments                                                      474            7,014
  Other                                                                         139              225
                                                                        -------------    --------------
                                         Total consolidated revenue       $  50,907         $ 56,655
                                                                        =============    ==============

PROFIT:
  Segment profit                                                            $ 8,552          $ 7,922
  Net investment income                                                       4,846            4,559
  Net gains on investments                                                      474            7,014
  Corporate expenses                                                         (2,703)          (2,566)
                                                                        -------------    --------------
                                 Income before federal income taxes        $ 11,169         $ 16,929
                                                                        =============    ==============


Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,253 remain outstanding at March 31, 2007 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007 with no adjustment necessary to beginning retained earnings. The total amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $10.3 million and would have no impact on the Company's effective tax rate. There were no material changes to the amount recorded for unrecognized tax benefits from uncertain tax positions during the three months ended March 31, 2007.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate. Amounts accrued for the payment of interest at March 31, 2007 and December 31, 2006 were not material.

As of January 1, 2007, the Company's 2005 and 2006 tax years remain subject to examination by the IRS.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the quarter ended March, 2007, the Company experienced positive cash flow from operations totaling $8.7 million and compares to $12.8 million generated during the first quarter of 2006. The $4.1 million drop in cash flow from the 2006 period is due primarily to increased loss payment activity in the 2007 period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was 3.4 years at March 31, 2007, up slightly from the prior year end but still short relative to the Company's liability duration.

Financing activity, other than the payment of dividends to shareholders, is generally not significant for the Company. Dividends paid during the quarter ended March 31, 2007 totaled $6.8 million and included extra dividends ($.20 per share) totaling $3.0 million. With the regular quarterly dividend rate at $.25 per share, the quarterly dividend commitment for the Company is currently $3.8 million.

The Company's assets at March 31, 2007 included $30.8 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $134.5 million of fixed maturity investments will mature within the twelve-month period following March 31, 2007. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2007, $21.7 million may be transferred by dividend or loan to the parent company during the remainder of 2007 without approval by, or prior notification to, regulatory authorities. An additional $255.9 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $30.6 million at March 31, 2007.

The Company's annualized premium writing to surplus ratio for the first quarter of 2007 was approximately 41%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

                              RESULTS OF OPERATIONS
                              ---------------------
            COMPARISONS OF FIRST QUARTER, 2007 TO FIRST QUARTER, 2006
            ---------------------------------------------------------

Net premiums earned during the first quarter of 2007 increased $1.0 million (2%) as compared to the same period of 2006. The Company's independent contractor, voluntary reinsurance assumed and small fleet products reported significant increases of $2.9 million (21%), $2.8 million (99%) and $1.5 million (52%), respectively. The higher premium from reinsurance assumed is associated with the Company's affiliation with Paladin Catastrophe Management which produced $2.7 million in premium during the first quarter. Increases in independent contractor and small fleet premiums continued the pattern experienced throughout 2006.These increases were partially offset by decreases in the Company's large fleet excess and private passenger automobile products of $4.8 million (42%) and $1.4 million (15%), respectively, each impacted by competitive market conditions. NOTE: THE INDEPENDENT CONTRACTOR AND LARGE FLEET EXCESS PRODUCTS ARE INCLUDED IN THE FLEET TRUCKING SEGMENT.

Direct premiums written and assumed during the first quarter of 2007 totaled $53.1 million, a 10% decrease from the $58.9 million reported a year earlier with the lower premium concentrated in the large fleet and private passenger automobile products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 13.0% of direct premium production for the current quarter compared to 13.7% a year earlier.

Net investment income, before tax, during the first quarter of 2007 was 6% higher than the first quarter of 2006 due to increases in yields in all categories of investments. Pre-tax yields averaged 4.2% during the current quarter compared to 3.7% for the prior year period, offsetting the impact of a 4% drop in average invested assets. Overall after-tax yields increased by 20% to 3.3% as municipal bonds comprised a larger portion of the Company's fixed income portfolio during 2007.

The first quarter 2007 net investment gains of $.5 million resulted primarily from $1.6 million of gains on equity securities, including $.9 million in recoveries of prior impairment charges upon the sale of the related investments. These gains were partially offset by losses from limited partnerships and fixed maturities of $.9 million and $.2 million, respectively. The first quarter 2006 investment gains of $7.0 million included $4.7 of gains from limited partnerships. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first quarter of 2007 were $2.0 million lower than that experienced during the first quarter of 2006 and is generally consistent with the decline in fleet trucking premiums other than independent contractor. The Company also experienced favorable frequency and severity of accidents for the fleet trucking segment in the current quarter. Loss ratios for each of the Company's major product lines were as follows:

                                                2007              2006
                                                ----              ----
         Fleet trucking                         65.2%             74.8%
         Private passenger automobile           62.1              59.6
         Small fleet trucking                   55.7              69.0
         Voluntary reinsurance assumed          48.4              33.3
         All lines                              60.9              67.0

Other operating expenses, for the first quarter of 2007, increased $2.1 million, or 19%, from the first quarter of 2006. $.4 million of this increase was attributable to the loss of ceding commission income associated with reinsurance treaty changes effective in June, 2005. Ceding allowances totaled $.3 million for the 2007 quarter compared to $.7 million for the 2006 quarter. In addition, operating expenses for the first quarter of 2006 included a $.9 million recovery of previously written off reinsurance from bankrupt companies. The remainder of the increase is attributable to contingent commissions on reinsurance assumed business and commissions on new reinsurance assumed placements during the first quarter of 2007. The ratio of consolidated other operating expenses to operating revenue was 25.5% during the first quarter of 2007 compared to 21.7% for the 2006 first quarter.

The effective federal tax rate for consolidated operations for the first quarter of 2007 was 26.5% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, principally from lower limited partnership investment gains, net income decreased $3.3 million (28.9%) during the first quarter of 2007 as compared with 2006.


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


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2006.

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At March 31, 2007, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $159 million. Included in this total are case basis and estimated IBNR losses of approximately $13.6 million due from Converium Insurance (North America) Inc. and $2.9 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of March 31, 2007 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At March 31, 2007, limited partnership investments includes approximately $37.9 million consisting of three partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.


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






                              BALDWIN & LYONS, INC.





Date   MAY 4, 2007               By  /s/ GARY W. MILLER
      ----------------------         ----------------------------------
                                     Gary W. Miller, Chairman and CEO






Date   MAY 4, 2007               By  /s/ G. PATRICK CORYDON
      ----------------------         ----------------------------------
                                     G. Patrick Corydon,
                                     Senior Vice President - Finance
                                     (Principal Financial and
                                      Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                              ended March 31, 2007



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