Form 10-Q
period 2007-06-30
BALDWIN & LYONS INC
filed 2007-08-08
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                      Commission file number
            June 30, 2007                                0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                 35-0160330
               -------                                 ----------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)           Identification Number)

1099 NORTH MERIDIAN STREET, INDIANAPOLIS, INDIANA        46204
-------------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2007:

               TITLE OF CLASS               NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                2,650,059
      Class B (nonvoting)                            12,503,955


Index to Exhibits located on page 16.





                          Page 1 of a total of 23 pages

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         (UNAUDITED)
                                                           JUNE 30         December 31
                                                             2007             2006
                                                        --------------   --------------
ASSETS
Investments:
   Fixed maturities                                         $ 354,587        $ 338,466
   Equity securities                                          132,971          129,817
   Limited partnerships                                        67,918           57,313
   Short-term                                                  46,574           59,325
                                                        --------------   --------------
                                                              602,050          584,921
Cash and cash equivalents                                      43,032           35,490
Accounts receivable                                            30,927           37,994
Reinsurance recoverable                                       152,910          163,426
Notes receivable from employees                                 2,180            2,343
Other assets                                                   28,069           27,932
Current federal income taxes                                        -            1,613
                                                        --------------   --------------
                                                            $ 859,168        $ 853,719
                                                        ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                       $ 394,396        $ 409,412
Reserves for unearned premiums                                 30,484           32,145
Accounts payable and accrued expenses                          37,568           35,681
Current federal income taxes                                   11,680                -
Deferred federal income taxes                                  11,079           18,854
                                                        --------------   --------------
                                                              485,207          496,092
Shareholders' equity:
   Common stock-no par value                                      647              646
   Additional paid-in capital                                  46,078           45,692
   Unrealized net gains on investments                         50,156           47,229
   Retained earnings                                          277,080          264,060
                                                        --------------   --------------
                                                              373,961          357,627
                                                        --------------   --------------
                                                            $ 859,168        $ 853,719
                                                        ==============   ==============

See notes to condensed consolidated financial statements.


BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                   Six Months Ended
                                                                  March 31                            June 30
                                                        -------------------------------    -------------------------------
                                                             2007             2006              2007             2006
                                                        --------------   --------------    --------------   --------------
REVENUES
Net premiums earned                                          $ 44,817         $ 42,163          $ 88,992         $ 85,381
Net investment income                                           4,882            4,736             9,728            9,295
Net gains (losses) on investments                               8,772           (1,135)            9,246            5,879
Commissions and other income                                    1,145            1,848             2,557            3,712
                                                        --------------   --------------    --------------   --------------
                                                               59,616           47,612           110,523          104,267
EXPENSES
Losses and loss expenses incurred                              24,493           27,717            51,385           56,656
Other operating expenses                                       13,562           12,413            26,408           23,200
                                                        --------------   --------------    --------------   --------------
                                                               38,055           40,130            77,793           79,856
                                                        --------------   --------------    --------------   --------------
                    INCOME BEFORE FEDERAL INCOME TAXES         21,561            7,482            32,730           24,411
Federal income taxes                                            6,769            2,055             9,727            7,428
                                                        --------------   --------------    --------------   --------------
                                            NET INCOME       $ 14,792          $ 5,427          $ 23,003         $ 16,983
                                                        ==============   ==============    ==============   ==============

PER SHARE DATA:
                                        BASIC EARNINGS       $    .98           $  .36            $ 1.52           $ 1.14
                                                        ==============   ==============    ==============   ==============

                                      DILUTED EARNINGS       $    .98           $  .36            $ 1.52           $ 1.14
                                                        ==============   ==============    ==============   ==============

                        DIVIDENDS PAID TO SHAREHOLDERS       $    .25           $ 1.50            $  .70           $ 1.85
                                                        ==============   ==============    ==============   ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                          15,147           14,979            15,142           14,893
   Dilutive effect of options outstanding                          18               43                19               61
                                                        --------------   --------------    --------------   --------------
   Average shares outstanding - diluted                        15,165           15,022            15,161           14,954
                                                        ==============   ==============    ==============   ==============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

                                                                  Six Months Ended
                                                                     June 30
                                                               2007             2006
                                                          --------------   --------------
Net cash provided by operating activities                       $17,540          $18,730
Investing activities:
   Purchases of long-term investments                          (118,750)        (148,592)
   Proceeds from sales or maturities
       of long-term investments                                 107,129          105,010
   Net sales (purchases) of short-term investments               12,751           (4,151)
   Other investing activities                                      (914)             309
                                                          --------------   --------------
     Net cash provided by (used in) investing activities            216          (47,424)
Financing activities:
   Dividends paid to shareholders                               (10,600)         (27,847)
   Cost of treasury stock                                             -             (401)
   Proceeds from sales of common stock                              386            6,238
                                                          --------------   --------------
                   Net cash used in financing activities        (10,214)         (22,010)
                                                          --------------   --------------
        Increase (decrease) in cash and cash equivalents          7,542          (50,704)
Cash and cash equivalents at beginning of period                 35,490          126,551
                                                          --------------   --------------
   Cash and cash equivalents at end of period                   $43,032          $75,847
                                                          ==============   ==============


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

The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees are subject to investment company accounting and, thereby, include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its income statement, its proportionate share of the investee's unrealized as well as realized investment gains or losses. Readers are cautioned that inclusion of such unrealized gains is not consistent with the recognition of temporary valuation changes of equity and debt securities that are directly owned and classified as available for sale and may result in significant fluctuations in quarterly amounts reported under this caption. In addition, because of inherent time lags in receiving valuation reports from certain limited partnership investees, the Company must often rely on estimations of valuation changes for the most recent month or quarter ended on the reporting date. To the extent that the actual valuations subsequently reported differ from estimates utilized, the differences are included in gains or losses from investments in the quarter reported to the Company.

Following is a summary of the components of net gains or losses on investments for the periods presented in the accompanying statements of income.

                                                      Three Months Ended June 30      Six Months Ended June 30
                                                      ---------------------------    ---------------------------
                                                          2007           2006            2007           2006
                                                      ------------   ------------    ------------   ------------
Realized net gains on the disposal of securities        $   1,051       $  1,804        $  1,517       $  3,558
Equity in earnings (losses) of limited partnership
  investments (realized and unrealized)                     7,721         (2,312)          6,824          2,416
Impairment:
  Write-downs based upon objective criteria                     -           (763)            (63)          (763)
  Recovery of prior write-downs
    upon sale or disposal                                       -            136             968            668
                                                      ------------   ------------    ------------   ------------
    Totals                                              $   8,772       $ (1,135)       $  9,246       $  5,879
                                                      ============   ============    ============   ============


The net gains from limited partnerships for the quarter and year-to-date ending June 30, 2007 include an estimated $6.5 million and $2.9 million, respectively, of unrealized gains reported to the Company as part of the operations of the various limited partnerships. Shareholders' equity at June 30, 2007 includes approximately $19.5 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2007 and 2006 comparative periods.

                                                  2007                 2006
                                            ----------------     ----------------
Quarter ended June 30:
   Premiums ceded to reinsurers                     $ 6,976              $ 5,402
   Losses and loss expenses
      ceded to reinsurers                             5,676                3,215
   Commissions from reinsurers                          351                  121

Six months ended June 30:
   Premiums ceded to reinsurers                      13,093               13,008
   Losses and loss expenses
      ceded to reinsurers                            10,086                5,115
   Commissions from reinsurers                          642                  811


(5) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended June 30, 2007 was $18,766 and compares to total realized and unrealized income of $908 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, total realized and unrealized income was $26,548 and compares to total realized and unrealized income of $15,643 for the six months ended June 30, 2006.

(6) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon generally accepted accounting principles. Segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions. Amounts presented for voluntary reinsurance assumed include transactions related to certain inter-segment reinsurance agreements.

                                                       2007                                          2006
                                   -------------------------------------------   -------------------------------------------
                                     Direct and        Net                         Direct and        Net
                                      Assumed        Premium        Segment         Assumed        Premium         Segment
                                      Premium      Earned and       Profit          Premium       Earned and       Profit
                                      Written      Fee Income       (Loss)          Written       Fee Income       (Loss)
                                   -------------  -------------  -------------    -------------  -------------  -------------
QUARTER ENDED JUNE 30:
PROTECTIVE PRODUCTS:
   Fleet trucking                      $ 31,222       $ 26,088       $  7,703         $ 29,707       $ 26,617       $  5,416
   Reinsurance assumed                    6,830          7,531          2,386            2,874          3,799            983
SAGAMORE PRODUCTS:
   Private passenger automobile           4,486          8,254            479            6,322         10,041            751
   Small fleet trucking                   4,915          4,094             89            6,814          3,530           (445)
All other                                  (144)           (71)           162             (255)           (93)          (310)
                                   -------------  -------------  -------------    -------------  -------------  -------------
   Totals                              $ 47,309       $ 45,896       $ 10,819         $ 45,462       $ 43,894       $  6,395
                                   =============  =============  =============    =============  =============  =============

SIX MONTHS ENDED JUNE 30:
Protective products:
   Fleet trucking                      $ 62,107       $ 52,258       $ 13,002         $ 64,269      $  54,736       $ 10,169
   Reinsurance assumed                   12,653         13,913          4,418            6,151          7,136          2,853
SAGAMORE PRODUCTS:
   Private passenger automobile          14,687         16,947          1,425           20,449         20,278          1,817
   Small fleet trucking                  11,031          8,189            163           13,545          6,373           (442)
All other                                   (68)            37            363              (15)           227            (77)
                                   -------------  -------------  -------------    -------------  -------------  -------------
   Totals                              $100,410       $ 91,344       $ 19,371         $104,399       $ 88,750       $ 14,320
                                   =============  =============  =============    =============  =============  =============


(7) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                     Three Months Ended               Six Months Ended
                                                          June 30                          June 30
                                                  2007             2006             2007             2006
                                             --------------   --------------   --------------   --------------
REVENUE:
  Net premium earned and fee income               $ 45,896         $ 43,894         $ 91,344        $  88,750
  Net investment income                              4,882            4,736            9,728            9,295
  Net gains (losses) on investments                  8,772           (1,135)           9,246            5,879
  Other                                                 66              117              205              343
                                             --------------   --------------   --------------   --------------
                 Total consolidated revenue       $ 59,616         $ 47,612         $110,523         $104,267
                                             ==============   ==============   ==============   ==============

PROFIT:
  Segment profit                                   $10,819        $   6,395         $ 19,371         $ 14,320
  Net investment income                              4,882            4,736            9,728            9,295
  Net gains (losses) on investments                  8,772           (1,135)           9,246            5,879
  Corporate expenses                                (2,912)          (2,514)          (5,615)          (5,083)
                                             --------------   --------------   --------------   --------------
         Income before federal income taxes      $  21,561        $   7,482        $  32,730        $  24,411
                                             ==============   ==============   ==============   ==============


Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,180 remain outstanding at June 30, 2007 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that all income tax positions must meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007 with no adjustment necessary to beginning retained earnings. The total amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $10.3 million and would have no impact on the Company's effective tax rate. There were no material changes to the amount recorded for unrecognized tax benefits from uncertain tax positions during the three months ended June 30, 2007.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate. Amounts accrued for the payment of interest at June 30, 2007 and December 31, 2006 were not material.

The Company's 2005 and 2006 tax years remain subject to examination by the IRS.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the six months ended June 30, 2007, the Company experienced positive cash flow from operations totaling $17.5 million and compares to $18.7 million generated during the first half of 2006. The $1.2 million drop in cash flow from the 2006 period is due primarily to the timing of receipt of reinsurance recoverable on paid claims. Adjusted for this single item, cash flow from operations increased by $2.6 million, or 16%, in comparison to the prior year period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio was 3.4 years at June 30, 2007, up slightly from the prior year end but still short relative to the Company's liability duration.

Financing activity, other than the payment of dividends to shareholders, is generally not significant for the Company. Dividends paid during the six months ended June 30, 2007 totaled $10.6 million and included extra dividends ($.20 per share) totaling $3.0 million during the first quarter. At $.25 per share, the quarterly regular dividend commitment for the Company is currently $3.8 million.

The Company's assets at June 30, 2007 included $43.0 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $162.4 million of fixed maturity and short-term investments will mature within the twelve-month period following June 30, 2007. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2007, $42.4 million may be transferred by dividend or loan to the parent company during the remainder of 2007 without approval by, or prior notification to, regulatory authorities. An additional $251.9 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $27.8 million at June 30, 2007.

The Company's annualized premium writing to surplus ratio for the first half of 2007 was approximately 37%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS
                              ---------------------
           COMPARISONS OF SECOND QUARTER, 2007 TO SECOND QUARTER, 2006
           -----------------------------------------------------------

Net premiums earned during the second quarter of 2007 increased $2.7 million (6%) as compared to the same period of 2006. The Company's independent contractor, voluntary reinsurance assumed and small fleet products reported significant increases of $3.8 million (30%), $3.7 million (112%) and $.7 million (20%), respectively. The higher premium from reinsurance assumed is associated with the Company's affiliation with Paladin Catastrophe Management which produced $3.7 million in premium during the second quarter. Increases in independent contractor and small fleet premiums continued the pattern experienced throughout 2006 and the first quarter of 2007. These increases were partially offset by decreases in the Company's large fleet excess and private passenger automobile products of $3.7 million (36%) and $1.6 million (18%), respectively, each impacted by competitive market conditions. NOTE: THE INDEPENDENT CONTRACTOR AND LARGE FLEET EXCESS PRODUCTS ARE INCLUDED IN THE FLEET TRUCKING SEGMENT.

Direct premiums written and assumed during the second quarter of 2007 totaled $47.3 million, a 4% increase from the $45.5 million reported a year earlier with the higher premium concentrated in the independent contractor and reinsurance assumed products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 17.2% of direct premium production for the current quarter compared to 12.6% a year earlier. The increase in the ceding rate reflects a higher concentration of premium volume during 2007 in products which are more heavily reinsured rather than reinsurance rate increases.

Net investment income, before tax, during the second quarter of 2007 was 3% higher than the second quarter of 2006 due to increases in yields for all investment categories. The impact of the higher yields was somewhat diminished by a 4% drop in average invested assets. Overall after tax yields increased by 13% to 3.4%, as municipal bonds comprised a larger portion of the Company's fixed income portfolio.

The second quarter 2007 net investment gains of $8.8 million were primarily the result of gains from limited partnership investments and equity securities of $7.7 million and $1.1 million, respectively. The limited partnership gains were concentrated in our investment in a limited partnership which invests exclusively in India. The second quarter 2006 net investment loss of $1.1 million included $2.3 million in losses from limited partnerships. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2007 were $3.2 million lower than that experienced during the second quarter of 2006. This decrease is principally the result of approximately $5.4 million of favorable developments on prior year accidents during the 2007 second quarter when compared to the prior year period when reserve development savings were near zero. Loss ratios for each of the Company's major product lines were as follows:

                                          2007         2006
                                         --------    --------
  Fleet trucking                           52.4%       64.9%
  Private passenger automobile             68.2        65.5
  Small fleet trucking                     58.2        78.8
  Voluntary reinsurance assumed            49.0        56.0
  All lines                                54.7        65.7


Other operating expenses for the second quarter of 2007 increased $1.1 million (9%) from the second quarter of 2006. This increase was primarily attributable to commissions on independent contractor business produced by outside agents as well as commissions associated with the doubling of the Company's book of reinsurance assumed business. Ceding allowances were immaterial in both periods. The ratio of consolidated other operating expenses to operating revenue (adjusted for investment gains) was 26.7% during the second quarter of 2007 compared to 25.5% for the 2006 second quarter with the increase resulting directly from the commission increases previously discussed.

The effective federal tax rate for consolidated operations for the second quarter of 2007 was 31.4% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $9.4 million (172.6%) during the second quarter of 2007 as compared with the 2006 second quarter.


                COMPARISONS OF SIX MONTHS ENDED JUNE 30, 2007 TO
                ------------------------------------------------
                         SIX MONTHS ENDED JUNE 30, 2006
                         ------------------------------

Net premiums earned during the first six months of 2007 increased $3.6 million (4%) as compared to the same period of 2006. The increase is due primarily to increases in premiums from the Company's reinsurance assumed, small fleet trucking and independent contractor programs of 106%, 33% and 25%, respectively. Partially offsetting this increase were decreases in premiums from the Company's large fleet excess and private passenger automobile programs of 39% and 16%, respectively, resulting from competitive market conditions.

Direct premiums written and assumed during the first half of 2007 totaled $100.4 million, a 4% decrease from the $104.4 million reported a year earlier. This decrease was due primarily to decreases in large fleet excess, private passenger automobile and small fleet trucking premiums and was partially offset by increases in premium writings from the Company's independent contractor and reinsurance assumed products. Premium ceded to reinsurers averaged 14.9% of direct premium production for the current period compared to 13.2% a year earlier.

Net investment income, before tax, was 5% higher, during the first half of 2007, than the 2006 period for the same reasons as indicated in the quarterly comparison above. Overall pre-tax and after tax yields were higher during the current period while average invested funds decreased 4% from the prior year, largely resulting from cash dividends paid to shareholders.

The net gain on investments of $9.2 million for the first six months of 2007 consists of net gains on limited partnership investments and equity securities of $6.8 million and $2.8 million, respectively, and was partially offset by $.4 million in losses on fixed maturity investments. The gain from limited partnerships includes both realized and unrealized net income, as reported by the general partners. For the six months, we have estimated that realized and unrealized gains totaled $3.9 million and $2.9 million, respectively. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first six months of 2007 decreased $5.3 million from the first six months of 2006, with the lower losses composed almost entirely of more favorable developments on prior year accidents, as previously discussed. Loss and loss expense ratios for the comparative six-month periods were as follows:

                                         2007            2006
                                       --------        --------
  Fleet trucking                         58.8%           70.0%
  Private passenger automobile           65.1            62.5
  Small fleet trucking                   57.0            74.4
  Voluntary reinsurance assumed          48.7            45.4
  All lines                              57.7            66.4


Other operating expenses increased $3.2 million (14%) during the first six months of 2007 compared to the same period of 2006. The increase in expenses is due primarily to non-affiliated agent commissions on independent contractor business and reinsurance assumed, lower ceding commissions and the fact that the first quarter of 2006 included the recovery of $.9 million of previously written off reinsurance bad debts which was recorded as expense offset. The ratio of other operating expenses to total operating revenue (adjusted for investment gains) was 26.1% for 2007 compared to 23.6% for 2006 for the reasons mentioned.

The effective federal tax rate for consolidated operations for the first six months of 2007 was 29.7% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $6.0 million (35.4%) during the first half of 2007 as compared with the 2006 period.


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

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2006

                          CONCENTRATIONS OF CREDIT RISK
                          -----------------------------

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At June 30, 2007, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $153 million. Included in this total are case basis and estimated IBNR losses of approximately $12.9 million due from Converium Insurance (North America) Inc. and $3.0 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of June 30, 2007 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At June 30, 2007, limited partnership investments includes approximately $44.9 million consisting of three partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners. Each of these investments contains profit sharing agreements to the affiliated organizations.



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

                           PART II - OTHER INFORMATION


ITEM 5 OTHER INFORMATION
------------------------

During June, 2007, the Company renewed its reinsurance treaties covering the fleet trucking product under terms similar to the expiring agreements.


ITEM 6 (a)  EXHIBITS
--------------------

NUMBER AND CAPTION FROM EXHIBIT
TABLE OF REGULATION S-K ITEM 601                 EXHIBIT NO.
--------------------------------                 ------------------------------

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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on May 1, 2007 regarding its earnings announcement for the first quarter of 2007.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date  AUGUST 8, 2007                By  /S/ GARY W. MILLER
      -----------------                 ----------------------------------
                                        Gary W. Miller, Chairman and CEO






Date  AUGUST 8, 2007                By  /S/ G. PATRICK CORYDON
      -----------------                 ----------------------------------
                                        G. Patrick Corydon,
                                        Senior Vice President - Finance
                                        (Principal Financial and
                                        Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                               ended June 30, 2007



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