Form 10-Q
period 2007-09-30
BALDWIN & LYONS INC
filed 2007-11-08
CIK 9346

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



             ------------------------------------------------------

          For Quarter Ended                     Commission file number
         September 30, 2007                             0-5534

                              BALDWIN & LYONS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                35-0160330
               -------                                ----------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)

1099 North Meridian Street, Indianapolis, Indiana        46204
-------------------------------------------------        -----
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2007:

               TITLE OF CLASS               NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
      Class A (voting)                                2,650,059
      Class B (nonvoting)                            12,572,555


Index to Exhibits located on page 16.

                  PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

BALDWIN & LYONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           (UNAUDITED)
                                                           SEPTEMBER 30           December 31
                                                               2007                  2006
                                                        -------------------    ------------------
ASSETS
Investments:
   Fixed maturities                                              $ 365,984             $ 338,466
   Equity securities                                               129,357               129,817
   Limited partnerships                                             74,212                57,313
   Short-term                                                       35,258                59,325
                                                        -------------------    ------------------
                                                                   604,811               584,921
Cash and cash equivalents                                           37,031                35,490
Accounts receivable                                                 34,033                37,994
Reinsurance recoverable                                            138,099               163,426
Notes receivable from employees                                      2,208                 2,343
Other assets                                                        28,271                27,932
Current federal income taxes                                             -                 1,613
                                                        -------------------    ------------------
                                                                 $ 844,453             $ 853,719
                                                        ===================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for losses and loss expenses                            $ 378,397             $ 409,412
Reserves for unearned premiums                                      26,577                32,145
Accounts payable and accrued expenses                               39,848                35,681
Current federal income taxes                                         9,952                     -
Deferred federal income taxes                                       12,184                18,854
                                                        -------------------    ------------------
                                                                   466,957               496,092
Shareholders' equity:
   Common stock-no par value                                           650                   646
   Additional paid-in capital                                       47,488                45,692
   Unrealized net gains on investments                              49,222                47,229
   Retained earnings                                               280,136               264,060
                                                        -------------------    ------------------
                                                                   377,496               357,627
                                                        -------------------    ------------------
                                                                 $ 844,453             $ 853,719
                                                        ===================    ==================


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30                          September 30
                                                    -----------------------------------    ---------------------------------
                                                         2007                2006               2007               2006
                                                    ----------------    ---------------    --------------     --------------
REVENUES
Net premiums earned                                        $ 44,601           $ 42,333         $ 133,593          $ 127,714
Net investment income                                         5,040              5,140            14,768             14,435
Net gains on investments                                      6,421              2,958            15,667              8,837
Commissions and other income                                  1,214              1,418             3,771              5,130
                                                    ----------------    --------------     --------------     ---------------
                                                             57,276             51,849           167,799            156,116
EXPENSES
Losses and loss expenses incurred                            24,949             25,837            76,334             82,493
Other operating expenses                                     15,555             11,931            41,963             35,131
                                                    ----------------    ---------------    --------------     --------------
                                                             40,504             37,768           118,297            117,624
                                                    ----------------    --------------     --------------     ---------------
             INCOME BEFORE FEDERAL INCOME TAXES              16,772             14,081            49,502             38,492
Federal income taxes                                          5,058              4,202            14,786             11,630
                                                    ----------------    ---------------    --------------     --------------
                                     NET INCOME            $ 11,714           $  9,879          $ 34,717           $ 26,862
                                                    ================    ===============    ==============     ==============

PER SHARE DATA:
                                 BASIC EARNINGS              $  .77             $  .65            $ 2.29             $ 1.79
                                                    ================    ===============    ==============     ==============

                               DILUTED EARNINGS              $  .77             $  .65            $ 2.29             $ 1.79
                                                    ================    ===============    ==============     ==============

                 DIVIDENDS PAID TO SHAREHOLDERS              $  .60             $  .25            $ 1.30             $ 2.10
                                                    ================    ===============    ==============     ==============

RECONCILIATION OF SHARES OUTSTANDING:
   Average shares outstanding - basic                        15,189             15,108            15,158             14,965
   Dilutive effect of options outstanding                        12                 22                17                 48
                                                    ----------------    ---------------    --------------     --------------
   Average shares outstanding - diluted                      15,201             15,130            15,175             15,013
                                                    ================    ===============    ==============     ==============


See notes to condensed consolidated financial statements.

BALDWIN & LYONS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)


                                                                              Nine Months Ended
                                                                                September 30
                                                                           2007               2006
                                                                      ---------------    ---------------
Net cash provided by operating activities                                 $  21,633          $  14,628
Investing activities:
   Purchases of long-term investments                                      (202,458)          (191,391)
   Proceeds from sales or maturities
       of long-term investments                                             178,608            138,776
   Net sales (purchases) of short-term investments                           24,067            (18,065)
   Other investing activities                                                (2,374)             1,470
                                                                      ---------------    ---------------
              Net cash provided by (used in) investing activities            (2,157)           (69,210)
Financing activities:
   Dividends paid to shareholders                                           (19,734)           (31,624)
   Cost of treasury stock                                                         -               (401)
   Proceeds from sales of common stock                                        1,799              6,238
                                                                      ---------------    ---------------
                            Net cash used in financing activities           (17,935)           (25,787)
                                                                      ---------------    ---------------
                 Increase (decrease) in cash and cash equivalents             1,541            (80,369)
Cash and cash equivalents at beginning of period                             35,490            126,551
                                                                      ---------------    ---------------
   Cash and cash equivalents at end of period                             $  37,031          $  46,182
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

(3) NET GAINS ON INVESTMENTS: Amounts reported as net gains on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company's investment managers, (2) equity in realized and unrealized earnings or losses of investments in limited partnerships and (3) "other-than-temporary impairment" adjustments.


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

Following is a summary of the components of net gains or losses on investments for the periods presented in the accompanying statements of income.

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                        ------------------------------    -----------------------------
                                                            2007             2006             2007            2006
                                                        -------------    -------------    -------------    ------------
Realized net gains on the disposal of securities              $ 377            $ 449        $  1,894           $ 4,007
Equity in earnings of limited partnership
  investments (realized and unrealized)                       6,350            3,089          13,174             5,505
Impairment:
  Write-downs based upon objective criteria                    (457)            (580)           (520)           (1,343)
  Recovery of prior write-downs
    upon sale or disposal                                       151                -           1,119               668
                                                        -------------    -------------    -------------    ------------

  Totals                                                    $ 6,421          $ 2,958        $ 15,667           $ 8,837
                                                        =============    =============    =============    ============


The net gains from limited partnerships for the quarter and year-to-date ending September 30, 2007 include an estimated $4.7 million and $7.6 million, respectively, of unrealized gains reported to the Company as part of the operations of the various limited partnerships. Shareholders' equity at September 30, 2007 includes approximately $23.5 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(4) REINSURANCE: The following table summarizes the Company's transactions with reinsurers for the 2007 and 2006 comparative periods.

                                                  2007           2006
                                               -----------    -----------
Quarter ended September 30:
   Premiums ceded to reinsurers                   $ 9,589        $ 5,961
   Losses and loss expenses
      ceded to reinsurers                          (9,503)         7,472
   Commissions from reinsurers                        589            177

Nine months ended September 30:
   Premiums ceded to reinsurers                    22,682         18,969
   Losses and loss expenses
      ceded to reinsurers                             583         12,587
   Commissions from reinsurers                      1,231            988


Negative losses and loss expenses ceded for the current quarter include savings recognized on the closing of several large prior year claims in which reinsurance participation was significant.

(5) COMPREHENSIVE INCOME OR LOSS: Total realized and unrealized income for the quarter ended September 30, 2007 was $11,255 and compares to total realized and unrealized income of $14,473 for the quarter ended September 30, 2006. For the nine months ended September 30, 2007, total realized and unrealized income was $37,803 and compares to total realized and unrealized income of $30,116 for the nine months ended September 30, 2006.

(6) REPORTABLE SEGMENTS - PROFIT OR LOSS: The following table provides certain profit and loss information for each reportable segment. Segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company and is computed after elimination of inter-company commissions. Amounts presented for reinsurance assumed include transactions related to certain inter-segment reinsurance agreements.

                                                             2007                                       2006
                                           ---------------------------------------    ------------------------------------------
                                             DIRECT                                     Direct
                                              AND          NET                            and            Net
                                             ASSUMED     PREMIUM        SEGMENT         Assumed        Premium        Segment
                                             PREMIUM    EARNED AND       PROFIT         Premium       Earned and       Profit
                                             WRITTEN    FEE INCOME       (LOSS)         Written       Fee Income       (Loss)
                                           ----------  ------------   ------------    ------------    ------------   -----------
QUARTER ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                         $  34,037     $ 26,188        $ 7,193         $ 30,561       $ 26,695       $ 6,343
    Reinsurance assumed                        7,720        8,185            915            3,322          3,517         1,931
  SAGAMORE PRODUCTS:
    Private passenger automobile               4,640        7,448            570            6,965          9,364           419
    Small fleet trucking                       3,847        3,881             57            6,917          3,945           (22)
  All other                                       38           47            (80)             109            140          (255)
                                           ----------  ------------   ------------    ------------    ------------   -----------

    Totals                                  $ 50,282     $ 45,749        $ 8,655         $ 47,874       $ 43,661      $  8,416
                                           ==========  ============   ============    ============    ============   ===========

NINE MONTHS ENDED SEPTEMBER 30:
  PROTECTIVE PRODUCTS:
    Fleet trucking                            96,143     $ 78,448       $ 20,195         $ 94,830       $ 81,431      $ 16,513
    Reinsurance assumed                       20,373       22,099          5,333            9,473         10,653         4,784
  SAGAMORE PRODUCTS:
    Private passenger automobile              19,327       24,394          1,991           27,414         29,643         2,237
    Small fleet trucking                      14,878       12,070            221           20,462         10,318          (464)
  All other                                      (28)          81            285               94            367          (334)
                                           ----------  ------------   ------------    ------------    ------------   -----------

    Totals                                  $150,693     $137,092       $ 28,025         $152,273       $132,412      $ 22,736
                                           ==========  ============   ============    ============    ============   ===========


(7) REPORTABLE SEGMENTS - RECONCILIATION TO CONSOLIDATED REVENUE AND CONSOLIDATED PROFIT OR LOSS: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company's consolidated revenue and income before federal income taxes, respectively.

                                                            Three Months Ended                    Nine Months Ended
                                                              September 30                          September 30
                                                         2007               2006               2007               2006
                                                    ---------------    ---------------    ---------------    ---------------
REVENUE:
  Net premium earned and fee income                      $ 45,749            $ 43,661        $ 137,092           $ 132,412
  Net investment income                                     5,040               5,140           14,768              14,435
  Net gains on investments                                  6,421               2,958           15,667               8,837
  Other                                                        66                  90              272                 432
                                                    ---------------    ---------------    ---------------    ---------------
                     Total consolidated revenue          $ 57,276            $ 51,849        $ 167,799           $ 156,116
                                                    ===============    ===============    ===============    ===============

PROFIT:
  Segment profit                                          $ 8,655             $ 8,416         $ 28,025           $  22,736
  Net investment income                                     5,040               5,140           14,768              14,435
  Net gains on investments                                  6,421               2,958           15,667               8,837
  Corporate expenses                                       (3,344)             (2,433)          (8,958)             (7,516)
                                                    ---------------    ---------------    ---------------    ---------------
             Income before federal income taxes          $ 16,772           $  14,081         $ 49,502            $ 38,492
                                                    ===============    ===============    ===============    ===============


Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(8) LOANS TO EMPLOYEES: In 2000, 2001 and 2002 the Company provided loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,208 remain outstanding at September 30, 2007 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) ACCOUNTING PRONOUNCEMENTS: In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT 109 ("FIN 48"). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that all income tax positions must meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007 with no adjustment necessary to beginning retained earnings. The total amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $10.3 million and would have no impact on the Company's effective tax rate. There were no material changes to the amount recorded for unrecognized tax benefits from uncertain tax positions during the three months ended September 30, 2007.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate. Amounts accrued for the payment of interest at September 30, 2007 and December 31, 2006 were not material.

The Company's 2005 and 2006 tax years remain subject to examination by the IRS.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------
                         LIQUIDITY AND CAPITAL RESOURCES

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products and overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals. For the first nine months ended September 30, 2007, the Company experienced positive cash flow from operations totaling $21.6 million which compares to $14.6 million generated during the first nine months of 2006. The $7.0 million increase in cash flow from the 2007 period is due primarily to the 2006 period experiencing a cash usage for refunds of premiums related to retrospectively rated policies partially offset by increased loss payment activity in 2007, including the timing of reinsurance loss recoveries.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average expected life and contractual life of the Company's fixed income (bond and short-term investment) portfolio was 3.1 and 4.1 years, respectively at September 30, 2007, up slightly from the prior year end but still short relative to the Company's liability duration.

Financing activity, other than the payment of dividends to shareholders, is generally not significant for the Company. Dividends paid during the nine months ended September 30, 2007 totaled $19.7 million and included extra dividends totaling $8.3 million. The fourth quarter 2007 regular declared dividend of $.25 per share and the fourth quarter extra declared dividend commitment of $.10 per share for the Company in total is $5.3 million.

The Company's assets at September 30, 2007 included $37.0 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $105.6 million of fixed maturity and short-term investments will mature within the twelve-month period following September 30, 2007. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands even before consideration of current positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholder's equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2007, $35.0 million may be transferred by dividend or loan to the parent company during the remainder of 2007 without approval by, or prior notification to, regulatory authorities. An additional $257.5 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $19.1 million at September 30, 2007.

The Company's annualized premium writing to surplus ratio for the first nine months of 2007 was approximately 36%. Regulatory guidelines generally allow for writings of at least 200% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the Insurance Subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.


                              RESULTS OF OPERATIONS

           COMPARISONS OF THIRD QUARTER, 2007 TO THIRD QUARTER, 2006

Net premiums earned during the third quarter of 2007 increased $2.3 million (5%) as compared to the same period of 2006. The Company's reinsurance assumed and independent contractor products reported significant increases of $4.7 million (163%) and $2.6 million (18.4%), respectively. The higher premium from reinsurance assumed is associated with the Company's affiliation with Paladin Catastrophe Management which produced $4.2 million in premium during the third quarter. Increases in independent contractor premiums continued the pattern experienced throughout 2006 and the first six months of 2007. These increases were partially offset by decreases in the Company's large fleet excess and private passenger automobile products of $3.2 million (32%) and $1.7 million (20%), respectively, each impacted by competitive market conditions. NOTE: THE INDEPENDENT CONTRACTOR AND LARGE FLEET EXCESS PRODUCTS ARE BOTH COMPONENTS OF THE FLEET TRUCKING SEGMENT.

Direct premiums written and assumed during the third quarter of 2007 totaled $50.3 million, a 5% increase from the $47.9 million reported a year earlier with the higher premium concentrated in the reinsurance assumed and independent contractor products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 22.6% of direct premium production for the current quarter compared to 13.4% a year earlier. The increase in the ceding rate reflects a higher concentration of premium volume during 2007 in products which are more heavily reinsured and reinsurance treaty renewals effective June 3, 2007 whereby Protective is ceding a larger share of direct premium to reinsurers on fleet trucking business.

Net investment income, before tax, during the third quarter of 2007 was 2% lower than the third quarter of 2006 primarily due to the redeployment of invested assets to municipal bonds carrying lower pre-tax, but higher after tax yields. After tax investment income increased 5% when compared to the prior year third quarter. Average invested funds decreased approximately 3% compared to the third quarter of 2006 primarily due to cash dividends paid to shareholders.

The third quarter 2007 net investment gains of $6.4 million and the third quarter 2006 net investment gains of $3.0 million were primarily the result of gains from limited partnership investments. The limited partnership gains were primarily concentrated in our investment in a limited partnership which invests exclusively in India. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the third quarter of 2007 were $.9 million lower than that experienced during the third quarter of 2006. This decrease is principally the result of approximately $11 million of favorable developments on prior accident years during the 2007 third quarter, inclusive of savings related to retrospective policies and reinsurance assumed, compared to the prior year period when reserve development savings were approximately $7.8 million. Current period losses, including a provision for incurred but not reported losses were approximately 7% higher than the 2006 period, primarily from reinsurance assumed losses associated with Midwest U.S. tornado and hail activity. Loss ratios for each of the Company's major product lines were as follows:

                                                                2007              2006
                                                               -------           ------
         Fleet trucking                                         49.1%             62.2%
         Private passenger automobile                           66.1              69.5
         Small fleet trucking                                   59.2              60.4
         Reinsurance assumed                                    66.6              26.0
         All lines                                              56.0              61.0


Other operating expenses for the third quarter of 2007 increased $3.6 million (30%) from the third quarter of 2006. This increase was primarily attributable to commissions on independent contractor business produced by outside agents as well as commissions associated with the doubling of the Company's book of reinsurance assumed business. Ceding allowances were immaterial in both periods. The ratio of consolidated other operating expenses to operating revenue (adjusted for investment gains) was 30.6% during the third quarter of 2007 compared to 24.4% for the 2006 third quarter with the increase resulting directly from the commission increases previously discussed.

The effective federal tax rate for consolidated operations for the third quarter of 2007 was 30.1% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $1.8 million (19%) during the third quarter of 2007 as compared with the 2006 third quarter.


             COMPARISONS OF NINE MONTHS ENDED SEPTEMBER 30, 2007 TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

Net premiums earned during the first nine months of 2007 increased $5.9 million (5%) as compared to the same period of 2006. The increase is due primarily to increases in premiums from the Company's reinsurance assumed, independent contractor and small fleet trucking programs of 124%, 23% and, 19% respectively. The higher premium from reinsurance assumed is associated with the Company's affiliation with Paladin Catastrophe Management which produced $10.6 million in premium during the first nine months of 2007. Partially offsetting this increase were decreases in premiums from the Company's large fleet excess and private passenger automobile programs of 37% and 18%, respectively, resulting from competitive market conditions.

Direct premiums written and assumed during the first nine months of 2007 totaled $150.7 million, a 1% decrease from the $152.3 million reported a year earlier. This decrease was due primarily to decreases in large fleet excess, private passenger automobile and small fleet trucking premiums and was partially offset by increases in premium writings from the Company's reinsurance assumed and independent contractor products. Premium ceded to reinsurers averaged 17.4% of direct premium production for the current period compared to 13.3% a year earlier.

Net investment income, before tax, was 2.3% higher, during the first nine months of 2007, than the 2006 period due to increases in pre-tax yields for all investment categories. The impact of the higher pre-tax yields was somewhat diminished by a 4% drop in average invested assets. Average invested funds decreased primarily due to cash dividends paid to shareholders. Net after tax investment income, however, increased 9.4% during the 2007 period as the result of increased use of municipal bonds, as discussed in the quarterly comparison.

The net gain on investments of $15.7 million for the first nine months of 2007 consists of net gains on limited partnership investments and equity securities of $13.2 million and $2.9 million, respectively and was offset by $.4 million in losses on fixed maturity investments. The limited partnership gains were primarily concentrated in our investment in a limited partnership which invests exclusively in India. The net gain from limited partnerships includes both realized and unrealized net income, as reported by the general partners. For the nine months, we have estimated that the limited partnership gains were comprised of realized and unrealized gains of $5.6 million and $7.6 million, respectively. The net gain on investments of $8.8 million for the first nine months of 2006 consists of net gains on limited partnership investments and equity securities of $5.5 million and $3.9 million, respectively, and was partially offset by $.6 million in losses on fixed maturity investments. See footnote 3 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company's investments in limited partnerships.

Losses and loss expenses incurred during the first nine months of 2007 decreased $6.2 million from the first nine months of 2006, with the lower losses resulting from favorable developments on prior accident years totaling $20.7 million, including savings on retrospectively rated policies and reinsurance assumed, compared to $14.4 million in savings recognized in the first nine months of 2006. Loss and loss expense ratios for the comparative nine-month periods were as follows:

                                                               2007              2006
                                                              ------            ------
         Fleet trucking                                        55.6%             67.4%
         Private passenger automobile                          65.4              64.7
         Small fleet trucking                                  57.6              69.0
         Reinsurance assumed                                   55.3              39.0
         All lines                                             57.1              64.6


Other operating expenses increased $6.8 million (19%) during the first nine months of 2007 compared to the same period of 2006. The increase in expenses is due primarily to increased non-affiliated agent commissions on independent contractor business and reinsurance assumed and the fact that the 2006 period included the recovery of $.9 million of previously written off reinsurance bad debts which was recorded as expense offset. The ratio of other operating expenses to total operating revenue (adjusted for investment gains) was 27.6% for 2007 compared to 23.9% for 2006 for the reasons mentioned.

The effective federal tax rate for consolidated operations for the first nine months of 2007 was 29.9% and is less than the statutory rate primarily because of tax exempt investment income.

As a result of the factors mentioned above, net income increased $7.9 million (29%) during the first nine months of 2007 as compared with the 2006 period.


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

                          CONCENTRATIONS OF CREDIT RISK

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At September 30, 2007, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $138 million. Included in this total are case basis and estimated IBNR losses of approximately $12.7 million due from Converium Insurance (North America) Inc. and $3.0 million due from PMA Re., each of which have reported substantial reserve strengthening and/or impairment of assets which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims are current as of September 30, 2007 and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

At September 30, 2007, limited partnership investments include approximately $49.5 million consisting of three partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners. Each of these investments contains profit sharing agreements to the affiliated organizations.



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


ITEM 6 (b)  REPORTS ON FORM 8-K
-------------------------------

A Form 8-K was filed by the registrant on August 6, 2007 regarding its earnings announcement for the second quarter of 2007.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              BALDWIN & LYONS, INC.





Date     November 8, 2007              By  /s/ GARY W. MILLER
      ------------------------            --------------------------------
                                          Gary W. Miller, Chairman and CEO






Date     November 8, 2007              By  /s/ G. PATRICK CORYDON
      ------------------------            --------------------------------
                                          G. Patrick Corydon,
                                          Senior Vice President - Finance
                                          (Principal Financial and
                                           Accounting Officer)

                              BALDWIN & LYONS, INC.

                        Form 10-Q for the fiscal quarter
                            ended September 30, 2007



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