Form 10-K
period 2007-12-31
BALDWIN & LYONS INC
filed 2008-03-14
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 0-5534
December 31, 2007

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

Indiana	35-0160330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1099 North Meridian Street, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 636-9800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Class A Common Stock, No Par Value

Class B Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒Non-accelerated filer ☐

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2007, based on the closing trade prices on that date, was approximately $216,918,000

The number of shares outstanding of each of the issuer’s classes of common stock as of March 3, 2008:

Common Stock, No Par Value:
Class A (voting)	2,650,059 shares
Class B (nonvoting)	12,592,555 shares

The Index to Exhibits is located on pages 75 through 77.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 6, 2008 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as “B&L”) specializes in marketing and underwriting property and casualty insurance. B&L’s subsidiaries are: Protective Insurance Company (referred to herein as “Protective”), with licenses in all 50 states, the District of Columbia and all Canadian provinces; Sagamore Insurance Company (referred to herein as “Sagamore”), which is currently licensed in 47 states; and B&L Insurance, Ltd. (referred to herein as “BLI”), which is domiciled and licensed in Bermuda. These subsidiaries are collectively referred to herein as the “Insurance Subsidiaries.” The “Company”, as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 67% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2007 were attributable to business produced directly or indirectly by B&L. Approximately 13% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through retrocessions. The remaining 20% consists primarily of business written by Sagamore which was originated through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to the assumption of non-affiliated reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level. Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed.

The Insurance Subsidiaries serve various specialty markets as follows:

Fleet Trucking Insurance

Protective provides coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by large trucking companies and for medium-sized trucking companies on a first dollar or small deductible basis. Large fleet trucking products are marketed by the B&L agency organization directly to trucking clients and, for one large account, in partnership with a non-affiliated broker. In addition, broker or agent intermediaries are used on a limited basis for certain smaller accounts. The principal types of insurance marketed by Protective are:

-	Casualty insurance including motor vehicle liability, physical damage and other liability insurance.
-	Workers’ compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine consisting principally of cargo insurance.
-	“Captive” insurance company products, which are provided through BLI in Bermuda.

B&L also performs a variety of additional services, primarily for Protective’s insureds, including risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist in monitoring accident data. Extensive claims handling services are also provided, primarily to clients with self-insurance programs.

Non-affiliated Assumption Reinsurance

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Prior to 2007, exposures under these retrocessions were almost exclusively in high upper layers, spread among several geographic regions and limited so that only a major catastrophic event or series of major events would have a material impact on the Company’s operations or financial position. Beginning in 2007, Protective entered into an exclusive agreement with a non-affiliated reinsurance broker which concentrated on catastrophe losses which attach at much lower levels, primarily covering tornado and hail losses in the U.S. Midwest, windstorm events excluding Florida and U.S. earthquake excluding California. This new business comprised 42% of non-affiliated premium assumed during 2007.

Private Passenger Automobile Insurance

Sagamore markets private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

Small Fleet Trucking Insurance

Sagamore provides commercial automobile liability, physical damage and cargo insurance to truck owner-operators with six or fewer power units. These products are marketed through independent agents in thirty-one states.

The most significant expense category for the Company’s insurance subsidiaries is losses and loss adjustment expenses incurred. A discussion of this expense category follows.

Property/Casualty Losses and Loss Adjustment Expenses

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (“LAE”) of the Insurance Subsidiaries. The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company’s ultimate net exposure for all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary. Such adjustments, either positive or negative, are reflected in current operations.

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on evaluations of individual reported claims and by complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves. Case basis reserves, which comprise approximately 64% of total net reserves at December 31, 2007, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples. Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 27 in Management’s Discussion and Analysis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims. Our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly claims involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits covered by the Company’s trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers’ compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured. The loss and LAE reserves at December 31, 2007 have been reduced by approximately $5.6 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.7 million lower for the year ended December 31, 2007.

For policies inforce at December 31, 2007, the maximum amount for which Protective insures a trucking risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by Protective are $5 million. Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by Protective but 100% reinsured. Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages. After giving effect to current treaty and facultative reinsurance arrangements Protective’s maximum exposure to loss from a single occurrence is approximately $1.3 million for the vast majority of risks insured although, for certain losses, Protective’s maximum exposure could be as high as $2.7 million for a single occurrence. Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties. The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions. Net premiums earned and losses incurred by the Company for 2007, 2006 and 2005 each include $28,427, $23,366 and $15,878, respectively, related to such deductible provisions. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 3, 2008 and cover the entire policy period for all business written from inception of the treaty on June 3, 2007 through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective’s maximum exposure to a single occurrence has ranged from less than $100,000 to as much as $3.7 million for a very limited number of risks. Because Protective occasionally offers multiple year policies and because losses from trucking business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions by Protective than those provided by current treaty provisions.

With respect to Sagamore’s private passenger automobile and small fleet trucking business, the Company’s maximum net exposure for a single occurrence has never exceeded $250,000.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2007, 2006 and 2005. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2007. The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2007 as well as the related re-estimated reinsurance recoverable for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2007	2006	2005
NET OF REINSURANCE RECOVERABLE:	(In thousands)
Liability for losses and LAE at the
beginning of the year	$ 249,495	$ 242,130	$ 207,137

Provision for losses and LAE:
Claims occurring during the current year	129,065	129,551	154,314
Claims occurring during prior years	(21,284)	(16,947)	(13,692)
	107,781	112,604	140,622
Payments of losses and LAE:
Claims occurring during the current year	53,820	45,658	45,286
Claims occurring during prior years	58,956	59,581	60,343
	112,776	105,239	105,629

Liability for losses and LAE at end of year	244,500	249,495	242,130

Reinsurance recoverable on unpaid losses
at end of the year	134,116	159,917	188,143

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$ 378,616	$ 409,412	$ 430,273

The reconciliation above shows that a savings of $21.3 million was developed in the liability for losses and LAE recorded at December 31, 2006, with similar savings developed during the two prior calendar years. The following table is a summary of the $21.3 million reserve savings by accident year.

Years in Which Losses Were Incurred	Reserve at December 31, 2006	(Savings) Deficiency Recorded During 2007	% (Savings) Deficiency

2006	$ 83,893	$ (5,910)	(7.0%)
2005	69,412	(6,261)	(9.0%)
2004	32,886	(6,299)	(19.2%)
2003	14,998	(2,635)	(17.6%)
2002	3,427	(845)	(24.7%)
2001 & prior	44,879	666	1.5%
	$ 249,495	$ (21,284)	(8.5%)

The savings recorded for these loss years was derived from varied sources, as follows.

	2001 & Prior	2002	2003	2004	2005	2006
Losses and allocated loss expenses developed on cases known to exist at December 31, 2006	$ 722	$ (493)	$ (1,989)	$ (1,307)	$ 3,087	$ (4,427)
Losses and allocated loss expenses reported on cases unknown at December 31, 2006	570	22	280	656	8,225	7,989
Unallocated loss expenses paid	166	52	257	669	648	1,570
Change in reserves for incurred but not reported losses and loss expenses	(810)	(401)	(888)	(4,400)	(16,070)	(11,300)
Net (savings) deficiency on losses from directly-produced business	648	(820)	(2,340)	(4,382)	(4,110)	(6,168)
(Savings)deficiency reported under reinsurance assumption agreements and residual markets	18	(25)	(295)	(1,917)	(2,151)	258
Net (savings) deficiency	$ 666	$ (845)	$ (2,635)	$ (6,299)	$ (6,261)	$ (5,910)

Loss and loss expense developments, presented separately by line of business, were as follows.

	Year Ended December 31
Line of Business	2007	2006	2005

Fleet trucking	$ (15,896)	$ (13,749)	$ (9,378)
Private passenger automobile	(290)	(1,064)	(1,934)
Small fleet trucking	(560)	(564)	(919)
Reinsurance assumed	(4,112)	(1,288)	(1,730)
All other	(426)	(282)	269
	$ (21,284)	$ (16,947)	$ (13,692)

The fleet trucking developments include developed redundancies from retrospectively-rated direct business, as shown in the following table. The “All other” category includes loss activity from involuntary residual markets, assigned risks and run-off of the Company’s discontinued products, including small business workers’ compensation.

In order to better understand the dynamics of the loss developments shown above, the following table separates developments into unique components, which are discussed below.

	Year Ended December 31
	2007	2006	2005

Retrospectively-rated direct business	$ (1,078)	$(7,171)	$(8,014)
Other direct business	(16,041)	(7,994)	(4,468)
Reinsurance assumed	(4,112)	(1,288)	(1,730)
Involuntary residual markets	(56)	(533)	1,018
Environmental damage	3	39	(498)
Totals	$(21,284)	$(16,947)	$(13,692)

A significant component of the reserve savings in each of the years 2006 and 2005 is attributable to retrospectively-rated policies which are included in Fleet Trucking business. The majority of savings on these policies is returned to policyholders in the form of a retrospective premium adjustment which is recorded concurrently with the recognition of the reserve development. Accordingly, premium written and earned during 2007, 2006 and 2005 was reduced by approximately $.7 million, $5.4 million and $4.8 million, respectively, associated with prior year loss reserve development on these policies and pre-tax income was increased by approximately $.3 million (.4%), $1.8 million (3.3%) and $3.2 million (6.3%), respectively. As shown in 2007, the impact of retrospectively-rated policies will be much less significant going forward as the last major policy of this type expired early in 2006.

The other direct business amounts include the non-retrospectively rated polices for Fleet Trucking, private passenger automobile and small fleet lines, as well as runoff of discontinued products which constitute part of the “all other” line of business shown in the previous table. As shown, the savings from this category ranged from $4.5 million in 2005 to $16.0 million in 2007. This fluctuation reflects the variability associated with the larger claims covered by the Company, particularly in more recent periods when the Company’s net retentions have increased. The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2004, as well as the dynamic nature of losses associated with the large fleet trucking business increases the importance of loss reserve processes which are not overly optimistic. As discussed elsewhere, the Company has experienced savings in its loss developments for several years owing to, among other things, its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time. Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible. The $16.0 million savings developed during 2007 represents approximately 20.1% of pre-tax net income for 2007 but only approximately 9% of December 31, 2006 net loss and LAE reserves on the related business.

The developments for reinsurance assumed and involuntary residual markets, which netted to $4.2 million of savings during 2007, are heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies and by managers of state run residual market pools. While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year. We have found this to be particularly true during years when large catastrophic events occur near year end. The larger savings developed during 2007, when compared to prior years, reflects reductions in estimates of losses related to hurricane losses during 2004 and 2005 including additional reserves recorded by the Company in excess of those estimated by ceding reinsurers.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs. The savings recognized in 2005 represent both case basis and IBNR reserve reductions resulting from favorable outcomes related to large environmental claims while activity during 2006 and 2007 has been insignificant.

The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980’s. This process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2007 for most lines of business. However, the average settlement amounts of severe trucking claims have tended to increase significantly in recent years and trends toward lower frequency in private passenger automobile lines noted in recent years appears to have slowed dramatically during the last half of 2007 while average severity is increasing.

In the first table on page 6, the amounts identified as “Net (savings) deficiency on losses from directly-produced business” consist of development on cases known at December 31, 2006, losses reported which were previously unknown at December 31, 2006 (incurred but not reported), unallocated loss expense paid related to accident years 2006 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the above table are amounts representing the “(savings) deficiency reported under reinsurance assumption agreements and residual markets”. These amounts relate primarily to the Company’s participation in property catastrophe treaties. The Company records its share of losses from these treaties based on reports from the retrocessionaires and does not directly establish case reserves related to this segment of the Company’s business. The Company does, however, establish additional reserves for reinsurance assumed losses to supplement case reserves reported by the ceding companies, when considered necessary.

As described on page 4, changes have occurred in the Company’s net per accident exposure under reinsurance agreements in place during the periods presented in the above table. It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile. There are fewer policy limit losses in the Company’s historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that the courts will become involved in the settlement process. As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2007 consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices (“SAP”) are as follows (in thousands):

Liability reported on a SAP basis - net of reinsurance recoverable	$247,540

Add differences:
Reinsurance recoverable on unpaid losses and LAE	134,116
Additional reserve for residual market losses not
reported to the Company at the current year end	360

Deduct differences:
Estimated salvage and subrogation recoveries recorded on
a cash basis for SAP and on an accrual basis for GAAP	(3,400)

Liability reported on a GAAP basis	$378,616

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end 1997 through 2007, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The “cumulative redundancy” represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2007. For example, the 1997 liability has developed a $33.5 million redundancy over ten years. That amount has been reflected in income over those ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s loss developments have been favorable. Reserve developments for all years ended in the period 1986 through 2006 have produced redundancies as of December 31, 2007. In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the trucking industry in general and by the Company’s insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of trucking accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries. Higher self-insured retentions also play a part in reduced insurance losses. Higher retentions not only raise the excess insurance entry point but also encourage trucking company management to focus even more intensely on safety programs. To a small degree, reserve savings have been achieved by the use of structured settlements on certain workers’ compensation and liability claims of a long-term liability nature.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company’s book of business in 2007 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years. Management has noted trends toward significantly higher settlements and jury awards associated with the more serious trucking liability claims over the past several years. The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity. In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year. For example, as of December 31, 2007, the Company had paid $87.7 million of losses and LAE that had been incurred, but not paid, as of December 31, 1997; thus an estimated $29.8 million (25%) of losses incurred through 1997 remain unpaid as of the current financial statement date ($117.5 million incurred less $87.7 million paid).

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 2000, but incurred in 1997, will be included in the cumulative development amount for each of the years-end 1997, 1998, and 1999. As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1997 through December 31, 2006 as of December 31, 2007 with a reconciliation of the data to the net amounts shown in the table on page 11. Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by Protective to its trucking customers, much of which has been covered by excess of loss and facultative reinsurance. This is particularly true of excess of loss treaties where Protective retains risk in only the lower, more predictable, layers of coverage. Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.

Environmental Matters: The Company’s reserves for unpaid losses and loss expenses at December 31, 2007 included amounts for liability related to environmental damage claims. Given the Company’s principal business is insuring trucking companies; it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company’s policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a “sudden and accidental” event. Most of these claims fall under policies issued in the 1970’s primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases. Beginning with the year 1994 and through the year ended December 31, 2007, the Company has recorded a total of $6.6 million in losses incurred with respect to environmental claims. The Company received notification in 2007 of a new environmental case involving a former insured during the 1970’s. Discovery regarding this case is in its very early stages; however, management believes exposure to the Company will not be significant. Incurred losses to date include a reserve for incurred but not reported environmental losses of $1.5 million at December 31, 2007.

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

However, to date, very few environmental claims have been reported to the Company. In addition, a review of the businesses of our past and current insureds indicates that exposure to further claims of an environmental nature is limited because most of the Company’s accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances. Also, the revision of the pollution exclusion in the Company’s policies since 1986 is expected to further limit exposure to claims from that point forward.

The Company has never been presented with an environmental claim relating to asbestos and, based on the types of business the Company has insured over the years, it is not expected that the Company will have any significant asbestos exposure.

Accordingly, management believes that the Company’s exposure to environmental losses beyond those already provided for in the financial statements is not material.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$ 151,013	$ 143,515	$ 130,345	$ 119,905	$ 137,406	$ 144,267	$ 162,424	$ 207,137	$ 242,130	$ 249,495	$ 244,500

Liability Reestimated
as of:
One Year Later	140,272	132,906	122,238	119,018	127,398	130,681	147,468	193,445	225,183	228,211
Two Years Later	128,743	124,878	124,540	112,558	118,055	125,731	142,771	180,455	209,774
Three Years Later	122,211	124,367	119,379	103,251	118,712	124,693	137,502	171,332
Four Years Later	122,674	121,021	111,476	105,508	119,925	124,714	134,661
Five Years Later	119,632	114,456	113,720	106,757	120,757	124,507
Six Years Later	113,150	115,007	114,546	107,364	121,406
Seven Years Later	113,917	115,321	115,166	108,040
Eight Years Later	114,767	117,057	115,964
Nine Years Later	116,110	118,136
Ten Years Later	117,532

Cumulative Redundancy	$ 33,481	$ 25,379	$ 14,381	$ 11,865	$ 16,000	$ 19,760	$ 27,763	$ 35,805	$ 32,356	$ 21,284

Cumulative Amount of
Liability Paid Through:
One Year Later	$ 25,088	$ 30,214	$ 30,239	$ 31,132	$ 30,249	$ 39,956	$ 38,234	$ 60,343	$ 59,581	$ 58,956
Two Years Later	43,311	48,416	49,068	47,060	55,724	57,522	62,380	84,265	94,947
Three Years Later	55,180	60,594	60,427	58,618	64,489	69,959	74,198	102,692
Four Years Later	64,370	66,679	69,374	64,574	71,038	76,408	82,479
Five Years Later	68,807	74,861	73,958	69,316	75,878	81,121
Six Years Later	76,657	77,957	78,150	72,751	79,668
Seven Years Later	79,428	81,530	81,337	76,126
Eight Years Later	81,752	84,451	84,666
Nine Years Later	84,624	87,593
Ten Years Later	87,733

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$ 196,715	$ 193,996	$ 173,115	$ 182,124	$ 246,816	$ 277,309	$ 342,449	$ 440,172	$ 430,273	$ 409,412	$ 378,616

Liability Reestimated as of
December 31, 2007	144,801	153,292	179,428	213,185	261,490	297,922	322,062	387,386	372,592	374,470

Cumulative (Deficiency) Redundancy	51,914	40,704	(6,313)	(31,061)	(14,674)	(20,613)	20,387	52,786	57,681	34,942

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	45,702	50,481	42,770	62,219	109,410	133,042	180,025	233,035	188,143	159,917	134,116

Liability Reestimated as of
December 31, 2007	27,269	35,156	63,464	105,145	140,084	173,415	187,401	216,054	162,818	146,259

Cumulative (Deficiency) Redundancy	18,433	15,325	(20,694)	(42,926)	(30,674)	(40,373)	(7,376)	16,981	25,325	13,658

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	151,013	143,515	130,345	119,905	137,406	144,267	162,424	207,137	242,130	249,495	244,500

Liability Reestimated as of
December 31, 2007	117,532	118,136	115,964	108,040	121,406	124,507	134,661	171,332	209,774	228,211

Cumulative Redundancy	33,481	25,379	14,381	11,865	16,000	19,760	27,763	35,805	32,356	21,284

Marketing

The Company’s primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980’s, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 power units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of trucking liability, including third party liability, property damage, physical damage, cargo and workers’ compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers’ compensation policies in states that do not allow for self-insurance of this coverage. Protective also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. Throughout the 1990’s, the market for Protective’s products grew increasingly competitive. Competitive pressures eased significantly in the period 2001 through 2003, as competitors experienced unfavorable operating results but competition has once again begun to increase during 2004 through 2007 (see comments under “Competition” following). In 2007, fleet trucking products generated approximately 67% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected reinsurers on an opportunistic basis. Protective is committed to participation in this market provided pricing remains conducive to profitable results. In determining the volume of catastrophe reinsurance assumed that it will accept, the Company first determines the exposure that it is willing to accept from a single “maximum foreseeable loss” (MFL) and a “probable maximum loss” (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Currently, the Company’s estimate of its exposure to a MFL or a PML is approximately 10% and 6% of consolidated surplus, respectively. However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a MFL or a PML on the Company’s surplus.

Since 1995, Sagamore has sold private passenger automobile insurance. This program is currently being marketed in thirty mid-western and southern states through independent agents. Sagamore utilizes state-of-the-art technology extensively in marketing its private passenger automobile insurance product in order to provide superior service to its agents and insureds.

Sagamore also offers a program of coverages for “small fleet” trucking concerns (owner-operators generally with one to six power units). This program is currently being marketed in thirty-one states through independent agents. Small Fleet Trucking shares much of the technology utilized by the private passenger automobile insurance division in marketing its products.

Investments

The Company’s investment portfolio consists of (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds. In general, funds invested in fixed maturity and short-term instruments are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds. The following discussion will concentrate on the different investment strategies for these two major categories.

At December 31, 2007 the financial statement value of the Company’s investment portfolio was approximately $651 million, including $87 million of money market instruments classified as cash equivalents. The adjusted cost of this portfolio was $594 million. A comparison of the allocation of assets within the Company’s investment portfolio, using adjusted cost as a basis, is as follows:

December 31
2007	2006

Municipal bonds	46.9%	38.3%
U.S. Government obligations	4.6	14.5
Corporate and other bonds	2.3	5.6
Mortgage-backed securities	2.7	2.8
Short-term	22.3	18.3
Total fixed maturity and short-term	78.8	79.5
Common stocks	7.6	10.3
Limited partnerships	13.6	10.2
100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 78.8% of the market value of the Company’s total invested assets at December 31, 2007. With the exception of U.S. Government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry or municipality. The largest amount invested in any single issuer was $6.9 million (1.2% of total invested assets) although most individual investments, other than municipal bonds, are less than $500,000. The Company does not actively trade fixed maturity securities but typically holds, and has the intent and ability to hold, such investments until maturity. Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2007, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 174% of net loss and loss adjustment expense reserves, thus providing a substantial margin above this conservative guideline.

The Company’s concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. During the past several years, short-term taxable yields have approximated those available for five and ten year obligations and, accordingly, the Company had concentrated the investment of new and maturing funds into high quality obligations with maturities of less than one year, which are classified above as short-term. During 2007 and 2006, it was determined that after-tax investment yields could be enhanced by moving portions of the taxable portfolio into high grade municipal bonds with short to moderate maturities. As a result, the total of investments in municipal bonds increased $68 million and $98 million in 2007 and 2006, respectively and comprises almost half of the value of all invested assets at December 31, 2007.

The following comparison of the Company’s bond and short-term investment portfolios, using par value as a basis, indicates the changes in contractual maturities in the portfolio during 2007. Note that the duration of the portfolio is less than the average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Bonds and Short-Term Investments at December 31 (Par Value)

2007	2006

Less than one year	41.1%	62.3%
1 to 5 years	45.3	27.0
5 to 10 years	.5	.8
More than 10 years	13.1	9.9
100.0%	100.0%

Average life of portfolio (years)	3.7	3.0

Approximately $15.7 million of fixed maturity investments (2.4% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are primarily composed of shares in three widely diversified high yield bond funds where exposure to default by any single issuer is extremely limited. These funds carry a Morningstar rating of four and five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB. At December 31, 2007, the market value of these bond funds was 1.7% less than cost.

The market value of the consolidated fixed maturity portfolio was $2.2 million greater than cost at December 31, 2007, before income taxes, which compares to a $.3 million unrealized loss at December 31, 2006. Each individual issue with a market value less than cost at year end was determined to result from interest rate increases and not from credit quality. As has been the Company’s consistent policy, other-than-temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue. No fixed maturity investments met these criteria at December 31, 2007 or 2006. Gross unrealized losses on fixed maturity securities were $.6 million in total at December 31, 2007.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. Equity securities comprise 15.3% of the market value of the consolidated investment portfolio at December 31, 2007, but only 7.6% of the related cost basis, as long-term holdings have appreciated significantly. The Company’s equity securities portfolio consists of over 90 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $3.7 million at December 31, 2007 (.7% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years, accounting for the large unrealized gain at the current year end. An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation and all equity securities are considered to be available for sale. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings. In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.

During 2007, the Company disposed of numerous equity securities primarily to provide funds for a new investment program which was initiated after year end. Most of these disposals occurred during the fourth quarter. These sales generated both gains and losses but netted to a realized gain of $16.8 million. The net effect of other-than-temporary impairment adjustments included in the investment gains from equity securities was a positive $1.0 million, or four cents per share, for the year. The reclassification of other-than-temporary unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at December 31, 2007, regardless of the evaluation of the issuer or the potential for recovery. Net unrealized gains on the equity security portfolio decreased to $54.5 million, before tax at December 31, 2007 from $73.0 million last year end primarily as the result of disposals, as noted above. The current net unrealized gain consists of $55.9 million of gross unrealized gains and $1.4 million of gross unrealized losses with the average decline in value on issues where market was less than adjusted cost being 11.9%

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development and small venture capital funding, as an alternative to direct equity investments. The funds used for these investments are part of the Company’s excess capital strategy. At December 31, 2007, the aggregate cost basis of these investments was $33.9 million and the aggregate market value was $80.9 million.

As a group, these investments experienced very favorable earnings during 2007, with the aggregate of the Company’s share of such earnings totaling approximately $23.2 million, producing a 40% pre-tax yield. The current year limited partnership value increase is composed of estimated realized income of $7.9 million and estimated unrealized income of $15.3 million, as reported to the Company by the various general partners.

The Company follows the equity method of accounting for these investments and records the total change in value as a component of net gains or losses on investments. However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions. At December 31, 2007, the total estimated unrealized gain included in the valuation of the Company’s limited partnership portfolio was $30.4 million. In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.

Investment Yields

The interest rate environment was relatively stable for much of 2007 but began to decline during the third quarter with accelerating decline during the fourth quarter. With few exceptions, the yield curve remained flat with yields on 30 day securities essentially equal to those on five and ten year obligations of similar quality considerations. As previously noted, a substantial portion of the Company’s short-term investments were redeployed to short to medium term municipal bonds during 2007 and 2006 to produce higher after tax yields. Overall, pre-tax net investment income remained flat during 2007 and after tax income increased $1.0 million, or 7%. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

2007	2006
Before federal tax:
Investment income	4.2%	4.0%
Investment income plus investment gains	12.1	7.3
After federal tax:
Investment income	3.4	3.1
Investment income plus investment gains	8.5	5.2

Readers are also directed to Note B to the consolidated financial statements and to the Results of Operations beginning on page 23 of this document for additional details of investment operations.

Employees

As of December 31, 2007, the Company had 284 employees, representing an increase of 8 employees from December 31, 2006.

Competition

The insurance brokerage and agency business is highly competitive. B&L competes with a large number of insurance brokerage and agency firms and individual brokers and agents throughout the country, many of which are considerably larger than B&L. B&L also competes with insurance companies which write insurance directly with their customers.

Insurance underwriting is also highly competitive. The Insurance Subsidiaries compete with other stock and mutual companies and inter-insurance exchanges (reciprocals). There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by the Insurance Subsidiaries. Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have greater financial resources than the Company. In many cases, competitors are willing to provide coverage for rates lower than those charged by the Insurance Subsidiaries. Many potential clients self-insure workers’ compensation and other risks for which the Company offers coverage, and some concerns have organized “captive” insurance companies as subsidiaries through which they insure their own operations. Some states have workers’ compensation funds that preclude private companies from writing this business in those states. Federal law also authorizes the creation of “Risk Retention Groups” which may write insurance coverages similar to those offered by the Company.

The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its large trucking customers and the extensive use of technology with respect to its insureds and independent agent force. However, the Company is not “top-line” oriented and will readily sacrifice premium volume during periods of unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, the Company’s Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

Availability of Documents

This Form 10-K as well as the Company’s Audit Committee Charter and Code of Conduct will be sent to shareholders without charge upon written request to the Company’s Investor Contact at the corporate address. These documents, along with all other filings with the Securities and Exchange Commission are available for review, download or printing from the Company’s web site at www.baldwinandlyons.com.

Item 101(b), (c)(1)(i) and (vii), and (d) of Regulation S-K:

Reference is made to Note J to the consolidated financial statements which provides information concerning industry segments and is filed herewith under Item 8, Financial Statements and Supplementary Data.

Item 1A. RISK FACTORS

•  The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources. Please see the caption “Competition” on this page above for a complete discussion of this risk factor.

•  The Company, through its insurance subsidiaries, requires collateral from its insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided. Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient. For further discussion regarding this risk factor, see Note L to the consolidated financial statements beginning on page 56 of this Form 10-K.

•  The Company limits its risk of loss from policies of insurance issued by its insurance subsidiaries through the purchase of reinsurance coverage from other insurance companies. Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. For further discussion regarding this risk factor, see the caption Reinsurance Recoverable and Notes D and L to the consolidated financial statements on pages 28, 48 and 56, respectively, of this Form 10-K.

•  Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders. A large portion of losses recorded by the Company are estimates of future loss payments to be made. Such estimates of future loss payments may prove to be inadequate. For further discussion of this risk factor, see the caption Property/Casualty Losses and Loss Adjustment Expenses beginning on page 3, the caption Loss and Loss Expense Reserves beginning on page 29 and Note C to the consolidated financial statements beginning on page 47, respectively, of this Form 10-K.

•  The Company derives a significant percentage of its direct premium volume from a single major customer and its independent contractors. Loss of this major customer would severely reduce the Company’s revenue and earnings potential. For further discussion regarding this risk factor, see Notes Jand L to the consolidated financial statements beginning on pages 53 and 56, respectively, of this Form 10-K.

•  Given the Company’s significant interest-bearing investment portfolio, a drop in interest rates would likely have an adverse impact on the Company’s earnings. Conversely, an increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio. For further discussion regarding this risk factor, see the caption Market Risk beginning on page 33 of this Form 10-K.

•  The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions. For further discussion regarding this risk factor, see the captions Equity Securities and Limited Partnerships beginning on page 15 and Market Risk on page 33 of this Form 10-K.

•  The Company operates in a regulated industry. Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance company operations.

Item 2. PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana. This building is located approximately one mile from downtown Indianapolis. The lease covers approximately 72,000 square feet and expires in August, 2008, with an option to renew for an additional five years.

The Company owns two buildings and the adjacent real estate approximately two miles and eleven miles from its main office. The buildings contain approximately 3,300 and 15,000 square feet of usable space respectively, and are used primarily as off-site data storage and as a contingent back up and disaster recovery site.

The Company’s entire operations are conducted from these facilities. The current facilities are expected to be adequate for the Company’s operations for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided. No currently pending matter is deemed by management to be material to the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

The Company’s Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively. The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2007, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2007 and 2006, as reported by the National Association of Security Dealers, Inc. and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared
Year ended December 31:
2007:
Fourth Quarter	$28.00	$22.83	$29.00	$25.10	$.35
Third Quarter	28.77	25.01	29.61	25.10	.60
Second Quarter	27.85	23.42	26.79	24.25	.25
First Quarter	29.25	24.03	26.55	23.48	.45

2006:
Fourth Quarter	28.00	25.05	27.68	23.47	.45
Third Quarter	26.75	24.15	26.20	22.90	.25
Second Quarter	28.98	24.09	26.89	22.70	1.50
First Quarter	26.71	22.51	26.55	24.01	.35

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

Since the fourth quarter of 2003, the Company has paid an extra cash dividend in all but three quarters in recognition of the Company’s more than adequate capitalization, the favorable income tax rates available to individuals on dividends as well as the Company’s excellent earnings over the past three years. Total extra dividends paid in 2007 and 2006 were $.65 and $1.70 per share, respectively. The Board intends to address the subject of dividends at each of its future meetings considering the Company’s earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index. The basis of comparison is a $100 investment at December 31, 2002, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index. All dividends are assumed to be reinvested.

		Period Ending
Index	2002	2003	2004	2005	2006	2007
Baldwin & Lyons, Inc.	100.00	153.01	157.99	148.64	172.64	197.11
NASDAQ Insurance Index	100.00	121.43	145.46	158.92	178.17	176.75
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2007	2006	2005		2004	2003
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$ 202,567	$ 197,064	$ 222,445		$ 247,099	$ 227,614

Net premiums earned	179,065	169,766	186,165		172,145	146,153

Net investment income	19,595	19,548	14,840		12,287	12,873

Net gains (losses) on investments	40,096	17,064	22,981		9,770	9,990

Losses and loss expenses incurred	107,781	112,604	140,622	[5]	126,298	95,738

Net income	55,131	38,185	34,223		30,306	33,075

Earnings per share -- net income [1]	3.63	2.54	2.30		2.05	2.25

Cash dividends per share [2]	1.65	2.55	.95		2.05	.65

Investment portfolio [3]	650,538	626,753	622,920		577,428	515,843

Total assets	842,833	853,719	862,081		866,914	768,582

Shareholders' equity	380,718	357,627	346,685		326,548	324,574

Cost of treasury shares purchased	-	401	-		-	-

Book value per share [1]	24.98	23.60	23.31		22.04	22.00

Underwriting ratios [4]

Losses and loss expenses	60.2%	66.3%	75.5%		73.4%	65.5%

Underwriting expenses	30.9%	26.6%	22.0%		24.0%	26.5%

Combined	91.1%	92.9%	97.5%		97.4%	92.0%

1 Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

2 Includes extra dividends of $.65, $1.70, $.55, $1.65 and $.25 per share for 2007, 2006, 2005, 2004 and 2003, respectively.

3 Includes money market instruments classified with cash in the Consolidated Balance Sheets.

4 Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.

5 Includes $17,595 relating to Hurricanes Katrina, Rita and Wilma.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2007, positive cash flow from operations totaled $27.3 million compared to $16.6 million in 2006. This comparative increase in operating cash flow resulted from non-recurring refunds of premium related to retrospectively rated policies during 2006 of approximately $11 million.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at very conservative levels. The average contractual life of the Company’s bond and short-term investment portfolio increased from 3.0 to 3.7 years during 2007 as it was determined that after-tax investment yields could be enhanced by moving portions of the short-term portfolio into high grade municipal bonds with short to moderate maturities. The average duration of the Company’s fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company’s liabilities. The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations. The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus. Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2007 included $131 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $60.2 million of fixed maturity investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time. In addition, the Company’s reinsurance program is structured to avoid serious cash drains that accompany large losses.

Net premiums written by the Company’s U.S. insurance subsidiaries for 2007 equaled approximately 36% of the combined statutory surplus of these subsidiaries. Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note F to the consolidated financial statements, at December 31, 2007, $70.5 million, or 19% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company has no debt outstanding at December 31, 2007.

Results of Operations

2007 Compared to 2006

Direct premiums written for 2007 totaled $176.1 million, a decrease of $8.0 million (4%) from 2006. This decrease is primarily attributable to a decrease in the Company’s private passenger automobile business of $10.4 million (31%), a small fleet trucking program decrease of $8.3 million (32%) and a large trucking fleet decrease of $14.2 million (22%). These decreases were partially offset by increases in the Company’s independent contractor program of $23.9 million (42%). Decreases in direct premiums written volume were a result of ongoing rate competition and the resultant loss of business. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts and from modifications to the program whereby workers’ compensation coverages were offered to employees of the independent contractors.

Premiums assumed from other insurers and reinsurers totaled $26.4 million during 2007, an increase of $13.5 million (105%) from 2006. The reinsurance assumed increase resulted primarily from new business generated by the Company’s affiliation with Paladin Catastrophe Management. Protective is the exclusive market for property catastrophe business produced by Paladin which focuses on soliciting coverage from insurance companies with risks throughout the U.S. Midwest and limited coastal regions excluding Florida and California. This business complements other reinsurance assumed by Protective in different geographic regions. Premium volume from reinsurance assumed will often fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company’s self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers on direct business increased $8.1 million (32.8%) during 2007 to $33.0 million as the consolidated percentage of premiums ceded to direct premiums written increased to 19% for 2007 from 14% for 2006. This increase is reflective of the Company’s decreased retention under reinsurance treaties effective June 2007 covering large fleet trucking risks, resulting in a higher percentage of the direct premiums ceded to reinsurers.

After giving effect to changes in unearned premiums, net premiums earned increased 5% to $179.1 million for 2007 from $169.8 million for 2006. Net premiums earned from all trucking-related insurance products (large trucking fleet, independent contractor and small fleet trucking) program increased by $1.8 million (2%). Additionally, net premiums earned from non-affiliated reinsurance assumed increased by $13.4 million (102%). Net premiums earned from the Company’s private passenger automobile decreased by $6.8 million (19%).

Pre-tax investment income of $19.6 million was essentially flat during 2007 compared to 2006 as pre-tax yields were up 4% on average and were largely offset by a 3% decrease in average invested assets. Average invested assets decreased primarily due to the payment of over $25 million in cash dividends to shareholders during the year partially offset by increased cash flow from operations. After tax investment income increased by 7% during 2007, compared to the prior year. The after-tax investment income yield increased by 10% from 2006 reflecting a significantly higher proportion of the Company’s bond portfolio allocated to municipal bonds in 2007.

Net gains on investments totaled $40.1 million in 2007 compared to $17.1 million last year. These totals include gains from both direct securities trading and investments in limited partnerships. The gains in 2007 are attributable to $16.8 million in equity security net gains, $23.2 million in limited partnerships net gains and $.1 in debt security net gains. During 2007, the Company disposed of numerous equity securities primarily to provide funds for a new investment program initiated after year end which will be managed by a consolidated entity in 2008. The Company’s investments in limited partnership ventures, consists primarily of securities trading which include foreign securities and small venture capital activities and, to a lesser extent, real estate development. The estimated market value of limited partnership ventures investments was $80.9 million at December 31, 2007 and the aggregate of the Company’s share of earnings in these entities represented a return of over 40% for 2007 and 25% for 2006. The Company follows the equity method of accounting for its investments in limited partnerships. To the extent that the limited partnerships include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include unrealized as well as realized gains or losses. The current year limited partnership total is composed of estimated realized income of $7.9 million and estimated unrealized income of $15.3 million, as reported to the Company by the general partners. Inception to date unrealized gains included in the December 31, 2007 asset valuation total $30.4 million. The final component of investment gains, consisting of adjustments attributable to “other-than-temporary impairment,” was not significant during 2007 or 2006 and is more fully explained in Note B to the consolidated financial statements.

Losses and loss expenses incurred during 2007 decreased $4.8 million (4%) to $107.8 million. The decrease in losses incurred is due to increased savings on prior accident year losses, primarily from fleet trucking and reinsurance assumed, continued low frequency of large trucking claims, and premium volume declines in the Company’s private passenger automobile and small fleet products. The aforementioned decreases in loss and loss expenses were largely offset by $12.2 million in losses from the Company’s expansion of its property catastrophe business during 2007. The 2007 consolidated loss and loss expense ratio was 60.2% compared to 66.3% for 2006. The Company’s loss and loss expense ratios for individual product lines are summarized in the following table.

	2007	2006
Fleet trucking	58.5%	70.7%
Private passenger automobile	67.7	64.8
Small fleet trucking	58.1	68.6
Voluntary reinsurance assumed	60.8	35.9
All lines	60.2	66.3

The Fleet trucking loss ratio for 2007 was favorably impacted by an increase in savings on prior year losses and a continued low frequency of extremely severe accidents. Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years tend to allow for more volatility in losses. The increase in the private passenger automobile loss ratio is associated with product modifications as competitive market conditions are ongoing. The lower small fleet trucking loss ratio resulted from a decrease in the frequency and severity of current year accidents as the Company discontinued marketing its products in certain unfavorable geographic areas and insured groups. The loss ratio for reinsurance assumed increased as the result of the Company’s expansion of catastrophe coverages to the U.S. Midwest during 2007. An unusually large number of tornado and hail losses were incurred resulting in a loss ratio of 94.5% on this book of business. The reinsurance assumed loss ratio for the year was 33.0%, or slightly lower than 2006 on our other reinsurance assumed book of business.

The Company produced an overall savings on the handling of prior year claims during 2007 of $21.3 million. This net savings is included in the computation of loss ratios shown in the table insert, as is the $16.9 million savings produced during 2006 on prior year claims. Approximately $9.0 million of the $15.9 million savings from fleet trucking relates to favorable claim settlements in the Company’s independent contractor program. The remaining savings relates to the Company’s large fleet trucking business and is generally consistent with recent prior years before consideration of savings related to retrospectively-rated contracts. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time necessary to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company believes it is important to take a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company’s claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company’s reinsurance structure for its fleet trucking business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2007, before credits for allowances from reinsurers, increased $9.7 million (19.9%) to $58.4 million. This increase is due primarily to a $5.2 million increase in commission expense related to non-affiliated workers’ compensation business. Commission expense increased by an additional $2.9 million related to commissions on increased reinsurance assumed premium volume. Additionally, 2006 operating expenses were favorably impacted by a recovery of nearly $1 million previously written off related to bankrupt reinsurers. After consideration for these three items, expenses before ceding allowances increased $.6 million, or 1.2% from 2006. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume. Much of the Company’s expense structure is fixed, that is, expenses do not vary directly with revenue, as revenue consists principally of net premiums earned by the insurance subsidiaries.

Reinsurance ceded credits were $.8 million (69%) higher in 2007, resulting from the Company retaining a lesser percentage of the gross premium for its own account under recent reinsurance treaties.

Substantially all fleet trucking business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet trucking business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.9% during 2007 compared to 26.6% for 2006. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less gains on investments) was 27.7% for 2007 compared with 24.2% for 2006, reflective of the increase in commission expense, as discussed above.

The effective federal tax rate for consolidated operations for 2007 was 30.8%. This rate is lower than the statutory rate primarily because of tax-exempt investment income.

As a result of the factors mentioned above, net income for 2007 was $55.1 million compared to $38.2 million for 2006. Diluted earnings per share increased to $3.63 in 2007 from $2.54 in 2006. Earnings per share from operations, before gains on investments, was $1.91 compared to $1.80 in 2006.

2006 Compared to 2005

Direct premiums written for 2006 totaled $184.1 million, a decrease of $25.4 million (12%) from 2005. This decrease is primarily attributable to a decrease in fleet trucking liability premiums of $38.8 million (37%) from 2005 levels. Direct premium writings from the Company’s private passenger automobile program also decreased by $4.5 million (12%). These decreases were partially offset by increases in the Company’s independent contractor and small fleet trucking programs of $7.8 million (15%) and $10.5 million (67%), respectively. Large trucking fleet volume decreased as the result of ongoing rate competition, which resulted in the loss of business and the writing of lower limits for renewed accounts. Increased competitive pressures were also responsible for the decline in premium volume from the private passenger automobile program. The higher premium volume from the independent contractor program resulted from the addition of contractors by existing accounts and the increase in premium volume from the small fleet trucking program was due to geographic expansion, increased marketing efforts and slightly improved competitive conditions.

Premiums assumed from other insurers and reinsurers totaled $12.9 million during 2006, an increase of $1.2 million (10%) from 2005, which included $2.0 million of reinstatement premiums related to the 2005 hurricanes. The increase disregarding reinstatement premiums was 33%, reflective of higher premium rates following the hurricane activity of 2004 and 2005. Premium volume from reinsurance assumed will fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company’s self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers decreased $14.8 million (37%) during 2006 to $24.8 million as the consolidated percentage of premiums ceded to direct premiums written decreased to 14% for 2006 from 19% for 2005. This decrease is reflective of the Company’s increased retention under reinsurance treaties effective in 2004 through 2006 covering large fleet trucking risks. The Company’s maximum retained loss under these treaties has increased over the last two years and, as a result, a lower percentage of the direct premiums are ceded to reinsurers. There were no other significant changes to reinsurance treaties during 2006.

After giving effect to changes in unearned premiums, net premiums earned decreased 9% to $169.8 million for 2006 from the record $186.2 million for 2005. Excluding inter-company reinsurance arrangements, net premiums earned from all trucking-related insurance products decreased by $9.6 million (7%). Net premiums earned from the Company’s private passenger automobile and discontinued small business workers’ compensation programs also decreased by $4.1 million (11%) and $2.7 million (99%), respectively. An increase in net premiums earned from non-affiliated reinsurance assumed of $1.2 million (10%) was offset by a $1.0 million (73%) decrease in premiums assumed from involuntary residual markets.

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

Net gains on investments totaled $17.1 million in 2006 compared to $23.0 million in 2005. These totals include gains from both direct securities trading and investments in limited partnerships. The decrease in gains in 2006 is attributable to lower direct investing activities and a $3.6 million decline in the earnings of limited partnership investments. The Company’s investments in limited partnership ventures, consists primarily of securities trading and small venture capital activities and, to a lesser extent, real estate development. The estimated market value of these investments was $44.7 million at December 31, 2005 and the aggregate of the Company’s share of earnings in these entities totaled approximately $11.2 million during 2006. While this lagged the $14.8 million of appreciation reported during 2005, it represented a return of over 25% for the year. The Company follows the equity method of accounting for its investments in limited partnerships. To the extent that the limited partnerships include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include unrealized as well as realized gains or losses. The current year limited partnership total is composed of estimated realized income of $5.0 million and estimated unrealized income of $6.2 million, as reported to the Company by the general partners. Inception to date unrealized gains included in the December 31, 2006 asset valuation total $23.8 million. The final component of investment gains, consisting of adjustments attributable to “other-than-temporary impairment,” was not significant during 2006 or 2005 and is more fully explained in Note B.

Losses and loss expenses incurred during 2006 decreased $28.0 million (20%) to $112.6 million. The decrease in losses incurred is due primarily to the lack of hurricane losses in 2006 and lower premium volume during 2006. 2006 loss and loss expenses included $1.5 million in hurricane losses, resulting from late reporting by ceding reinsurers of Hurricane Rita and Wilma losses, compared to $17.6 million during 2005. The 2006 consolidated loss and loss expense ratio was 66.3% compared to 75.5% for 2005. The Company’s loss and loss expense ratios for individual product lines are summarized in the following table.

	2006	2005
Fleet trucking	70.7%	73.2%
Private passenger automobile	64.8	60.0
Small fleet trucking	68.6	59.2
Voluntary reinsurance assumed	35.9	154.0
Small business workers’ compensation	-	62.7
All lines	66.3	75.5

The Fleet trucking loss ratio for 2006 was favorably impacted by an increase in savings on prior year loss developments and a lack of extremely severe accidents. The number of severe fleet trucking losses during 2005 was also below recent historical averages. Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years tend to allow for more volatility in losses. The increase in the private passenger automobile loss ratio is associated with product modifications in response to competitive conditions and the higher small fleet trucking loss ratio resulted largely from geographic expansion with higher loss ratios during the first half of the year and more favorable results in the second half.

The Company produced an overall savings on the handling of prior year claims during 2006 of $16.9 million. This net savings is included in the computation of loss ratios shown in the table insert. Approximately $7.2 million of this savings relates to retrospectively-rated contracts whereby return premiums were recorded concurrently with the loss savings. The majority of the remaining $9.7 million in savings relates to the Company’s large fleet trucking business, generally consistent with, but higher than, recent prior years. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time required to settle larger, more complex claims and the volatility of the trucking liability insurance business, the Company has long favored a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company’s claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company’s reinsurance structure for its large trucking fleets can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2006, before credits for allowances from reinsurers, increased $1.2 million (2.6%) to $48.7 million. This increase is due primarily to a $1.4 million increase in commission expense related to reinsurance assumed. A large portion of commission on reinsurance assumed is dependent on experience. During 2005, hurricane losses resulted in significant reductions to contingent commissions on this business. The favorable experience during 2006 returned commissions to normal levels in relation to premium volume. Offsetting much of the reinsurance assumed commission change was the recovery during 2006 of nearly $1 million previously written off related to bankrupt reinsurers. After consideration for these two items, expenses before ceding allowances increased $.7 million, or 1.7% from 2005. Because much of the Company’s expense structure is fixed, expenses do not vary directly with revenue, which consists principally of net premiums earned from the insurance subsidiaries. In general, only commissions to independent agents, premium taxes and other acquisition costs vary directly with premium volume.

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

Critical Accounting Policies

The Company’s significant accounting policies are discussed in Note A to the consolidated financial statements. The following discussion is provided to highlight areas of the Company’s accounting policies which are material and/or subject to significant degrees of judgment.

Investment Valuation

All marketable securities are included in the Company’s balance sheet at current fair market value.

Approximately 77% of the Company’s assets are composed of investments at December 31, 2007. Approximately 88% of these investments are publicly-traded, owned directly and have readily-ascertainable market values. The remaining 12% of investments are composed of minority interests in several limited partnerships. These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment. These partnerships, themselves, do not have readily-determinable market values. Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships. While the majority of the underlying assets at December 31, 2007 are publicly-traded securities, some have been valued by the respective partnerships using their experience and judgment. In addition, approximately $15.7 million of fixed maturity investments (2.4% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are primarily composed of shares in three widely diversified high yield bond funds where exposure to default by any single issuer is likely to be limited. These funds carry a Morningstar rating of four and five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB. At December 31, 2007, the market value of these bond funds was 1.7% less than cost.

In determining if and when a decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery. For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary. In those instances, the Company also considers its intent and ability to hold investments until recovery or maturity. For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss. Declines which are considered to be temporary are recorded as a reduction in shareholders’ equity, net of related federal income tax credits.

It is important to note that all investments included in the Company’s financial statements are valued at current fair market values. The evaluation process for determination of other-than-temporary decline in value of investments does not change these valuations but, rather, determines when the decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline). Subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold. At December 31, 2007, unrealized gains include $4.8 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $2.7 million of impairment write-downs at that date. See Note B to the consolidated financial statements for additional detail with respect to this process. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2007, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2007, the total gross unrealized loss included in the Company’s investment portfolio was less than $2.0 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other-than-temporary at December 31, 2006, investment gains would have decreased by $.09 per share for the year, after tax. There would, however, have been no impact on total shareholders equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders equity at December 31, 2007.

Reinsurance Recoverable

For the three years in the period ended December 31, 2007, reinsurance ceded transactions were as follows:

	Year Ended December 31
	2007	2006	2005

Premium ceded (reduction to premium earned)	$ 32,974	$ 24,841	$ 39,825
Losses ceded (reduction to losses incurred)	4,981	14,026	39,389
Commissions from reinsurers (reduction to operating expenses)	2,044	1,205	7,806

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 2.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 16% of total Company assets as of December 31, 2007. In order to be able to provide the high limits required by the Company’s trucking company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company’s insurance policies for trucking liability and workers’ compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer’s portion of the loss. The financial condition of each of the Company’s reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the highest credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process. See Notes D and L to the consolidated financial statements, on pages 48 and 56, for further discussion of reinsurance and concentrations of credit risk with respect to reinsurance recoverable.

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each significant segment are shown in the following table for direct and assumed and on a net of reinsurance basis at December 31, 2007 and 2006. Those lines of business individually comprising less than three percent of the Company’s total reserves are shown in the aggregate as “All other”.

	Direct and Assumed		Net
Line of Business (Segment)	2007	2006	2007	2006
	(dollars in thousands)
Fleet trucking	$ 293,744	$ 322,849	$ 177,748	$ 178,752
Reinsurance assumed	33,252	34,155	33,252	34,155
Private passenger automobile	11,701	12,692	11,701	12,692
Small fleet trucking	22,736	19,808	8,896	8,741
All other	17,184	19,908	12,903	15,156
	$ 378,616	$ 409,412	$ 244,500	$ 249,495

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a “bulk” basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company’s trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company’s methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

A detailed analysis and discussion for each of the above basic reserve categories follows.

Reserves for known losses (Case reserves)

The Company’s reserves for known claims are determined on an individual case basis and can range from the routine private passenger “fender bender” valued at a few hundred dollars to the very complex long-haul trucking claim involving multiple vehicles, severe injuries and extensive property damage costing several millions of dollars to settle. Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a “case” reserve, appropriate for the individual loss occurrence, is established. For very routine “short-tail” claims such as private passenger physical damage, the Company initially records a minimum reserve that is based upon historical loss settlements adjusted for current trends. As information regarding the loss occurrence is gathered in the claim handling process, the reserve is adjusted to reflect the anticipated ultimate cost to settle the claim. For more complex claims which can tend toward being “long-tail” in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established. Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards in addition to the factual information to determine the value of each claim. Each claim is continually monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

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

The Company also uses the loss development factor approach for its long-tail lines of business. A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for incurred but not reported losses. A minimum of 20 accident years is used for long-tail workers’ compensation reserve projections. More emphasis is placed on the use of tail factors for the Company’s long-tail lines of business.

For the Company’s large fleet trucking risks, which are covered by annually-changing reinsurance agreements and which contain wide-ranging self-insured retentions (“SIR”) as low as $25,000 per loss occurrence and as high as several million dollars per occurrence, traditional actuarial methods are supplemented by other methods in consideration of the Company’s exposures to loss. In situations where the Company’s reinsurance structure, the insured’s SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses. Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from our databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review. Management relies on its extensive historical pricing and loss history databases to produce reserve factors unique to this specialty business. As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a quarterly basis and will adjust reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses. This process continues until all losses are settled for each period subject to this method.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. Our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company’s trucking liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company’s methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions

Management is aware of the potential for variation from the reserves established at any particular point in time. Redundancies or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The Company’s reserve selections are developed to be a “best estimate” of unpaid loss at a point in time and, due to the unique nature of our exposures, particularly in the large fleet trucking excess product where insured’s policies of insurance combine large self-insured retentions with high policy limits, ranges of reserve estimates are not established during the reserving process. However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

•  Consistency in the individual case reserving processes

•  The selection of loss development factors in the establishment of bulk reserves for incurred but reported losses and loss expenses

•  Projected future loss trend

•  Expected loss ratios for the current book of business, particularly the Company’s large fleet excess product, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient. As shown in the table on page 29, the majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to the Fleet trucking product. Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s large fleet excess product for policies subject to certain recent major reinsurance treaties (approximately $77.9 million, or approximately 27% of, carried direct reserves for Fleet trucking). A 10 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2007 would increase or decrease gross and net loss reserves by approximately $12.1 million and $5.9 million, respectively. Similarly, a 20 percentage point increase or decrease would increase or decrease gross and net loss reserves by $24.3 million and $11.8 million, respectively.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities reported at December 31, 2007 and 2006 consisted of (dollars in thousands):

	2007	2006
Total deferred tax liabilities	33,168	33,659
Total deferred tax assets	22,050	14,805
Net deferred tax liabilities	$ 11,118	$ 18,854

Deferred tax assets at December 31, 2007, include approximately $10,412 related to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future. An additional $1.0 million relates to impairment adjustments made to investments, as required by accounting regulations. Deferred tax assets also incluse $7.8 million related to FIN 48 reclassification. See FIN 48 discussion below. The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets, approximately $2.9 million, consists of various normal operating expense accruals and is not considered to be material. As a result of its analysis, management does not consider any of these assets to be impaired at December 31, 2007.

Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes  — an Interpretation of FASB Statement No.  109, provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed under FIN 48. Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions. We accrue interest related to these uncertain tax positions which is recognized in income tax expense. Penalties, if any, related to uncertain tax positions would be recorded in income tax expenses.

Forward-Looking Information

Any forward-looking statements in this report including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company’s markets and other changes in the market for insurance products could adversely affect the Company’s plans and results of operations; and (iii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Impact of Inflation

To the extent possible, the Company attempts to recover the costs of inflation by increasing the premiums it charges. Within the fleet trucking business, a majority of the Company’s premiums are charged as a percentage of an insured’s gross revenue or payroll. As these charging bases increase with inflation, premium revenues are immediately increased. The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval. Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected. The Company’s short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve. As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company’s investments are impacted. Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment. (See comments under Market Risk, following.)

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves since portions of these reserves are expected to be paid over extended periods of time. The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

Market Risk

The Company operates solely within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks. These market risks relate to interest rate fluctuations, equities market prices and, to a far lesser extent, foreign currency rate fluctuations. All of the Company’s invested assets, with the exception of investments in limited partnerships, are classified as available for sale and are listed as such in Note B to the consolidated financial statements.

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company’s invested assets, equity securities have a high potential for short-term price fluctuation. The market value of the Company’s equity positions at December 31, 2007 was $99.7 million or approximately 15% of invested assets. This market valuation includes $54.5 million of appreciation over the cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in the Critical Accounting Policies portion of this report. All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships. In addition, these investments are illiquid. There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. Finally, through the application of the equity method of accounting, the Company’s share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments. As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company’s other investments, where income is reported only when a security is actually sold.

The Company’s fixed maturity portfolio totaled $338.0 million at December 31, 2007. Approximately 91% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities; 87% of the portfolio matures within 5 years; and the average life of the Company’s fixed maturity investments is approximately 3.7 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company’s liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company’s ability to conduct daily operations or to meet its obligations.

There is an inverse relationship between interest rate fluctuations and the fair value of the Company’s fixed maturity investments. Additionally, the fair value of interest rate sensitive instruments may be affected by the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment and other general market conditions. The Company monitors its sensitivity to interest rate risk by measuring the change in fair value of its fixed maturity investments relative to hypothetical changes in interest rates. As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented in the next paragraph.

We estimate that a 100 basis point increase in market interest rates would have resulted in a pre-tax loss in the fair value of fixed maturity investments of approximately $5.6 million at December 31, 2007. Similarly, a 100 basis point decrease in market interest rates would have resulted in an estimated pre-tax gain in the fair value of these instruments of approximately $6.1 million at December 31, 2007. Note, however, that the hypothetical loss mentioned above would only be realized if the Company was obligated to sell bonds prior to maturity, which is extremely unlikely. The aggregate value of money market and short-term investments, bonds maturing within twelve months and expected positive cash flow from operations for 2007 is equal to more than 100% of net loss and loss expense reserves at December 31, 2007.

The Company’s exposure to foreign currency risk is not material

Contractual Obligations

The table below sets forth the amounts of the Company’s contractual obligations at December 31, 2007.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$ 378.6	$ 106.0	$ 98.4	$ 39.8	$ 134.4

Investment commitments	51.6	51.6	-	-	-

Operating leases	0.8	0.8	-	-	-

Total	$ 431.0	$ 158.4	$ 98.4	$ 39.8	$ 134.4

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table. Timing of the collection of the related reinsurance recoverable, estimated to be $132.8 million at December 31, 2007, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments and other investments at December 31, 2007 and were funded through the disposal of equity securities during the fourth quarter of 2007, the proceeds of which are included in cash equivalent investments at year end.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2007

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 12, 2008

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries
	December 31
	2007	2006
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$ 338,011	$ 338,466
Equity securities	99,736	129,817
Limited partnerships	80,884	57,313
Short-term and other	44,768	59,325
	563,399	584,921

Cash and cash equivalents	82,137	35,490
Accounts receivable--less allowance (2007, $820; 2006, $994)	33,412	37,994
Accrued investment income	4,762	5,009
Reinsurance recoverable	132,811	163,426
Prepaid reinsurance premiums	5,844	3,486
Deferred policy acquisition costs	3,193	4,742
Property and equipment--less accumulated depreciation
(2007, $7,676; 2006, $6,875)	9,265	6,347
Notes receivable from employees	2,228	2,343
Other assets	5,782	8,348
Current federal income taxes	-	1,613
	$ 842,833	$ 853,719

Liabilities and Shareholders’ Equity
Reserves:
Losses and loss expenses	$ 378,616	$ 409,412
Unearned premiums	22,678	32,145
	401,294	441,557

Reinsurance payable	7,261	2,696
Accounts payable and other liabilities	31,874	32,985
Current federal income taxes	10,568	-
Deferred federal income taxes	11,118	18,854
	462,115	496,092
Shareholders’ equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding – 2007 and 2006, 2,650,059 shares	113	113
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2007, 12,592,555; 2006, 12,485,205 shares	537	533
Additional paid-in capital	47,899	45,692
Unrealized net gains on investments	36,876	47,229
Retained earnings	295,293	264,060
	380,718	357,627
	$ 842,833	$ 853,719
See notes to consolidated financial statements.

Consolidated Statements of Income
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$ 179,065	$ 169,766	$ 186,165
Net investment income	19,595	19,548	14,840
Net gains on investments	40,096	17,064	22,981
Commissions, service fees and other income	5,007	6,691	6,918
	243,763	213,069	230,904
Expenses:
Losses and loss expenses incurred	107,781	112,604	140,622
Other operating expenses	56,330	47,455	39,607
	164,111	160,059	180,229
Income before federal income taxes	79,652	53,010	50,675

Federal income taxes	24,521	14,825	16,452
Net income	$ 55,131	$ 38,185	$ 34,223

Per share data:
Diluted earnings	$ 3.63	$ 2.54	$ 2.30

Basic earnings	$ 3.63	$ 2.54	$ 2.32

Dividends	$ 1.65	$ 2.55	$ .95

See notes to consolidated financial statements.

    Consolidated Statements of Changes in Equity Other Than Capital

Baldwin & Lyons, Inc. and Subsidiaries

	2007	2006	2005
	(dollars in thousands)
Balances at beginning of year:
Retained earnings	$ 264,060	$ 264,719	$ 244,340
Unrealized gains on investments	47,229	42,440	44,497
	311,289	307,159	288,837

Changes arising from income-producing activities:
Net income	55,131	38,185	34,223

Gains on investments:
Pre-tax holding gains on debt and equity securities
arising during period	1,027	13,241	4,987
Federal income taxes	359	4,634	1,746
	668	8,607	3,241

Pre-tax gains on debt and equity securities included in
net income during period	(16,955)	(5,874)	(8,150)
Federal income taxes	(5,934)	(2,056)	(2,852)
	(11,021)	(3,818)	(5,298)

Change in unrealized gains on investments	(10,353)	4,789	(2,057)

Foreign exchange adjustment	1,164	(20)	186

Total realized and unrealized income	45,942	42,954	32,352

Other changes affecting retained earnings:
Cash dividends paid to shareholders	(25,062)	(38,435)	(14,030)
Cost of treasury shares in excess of original issue proceeds	-	(389)	-
	(25,062)	(38,824)	(14,030)
Total changes	20,880	4,130	18,322

Balances at end of year:
Retained earnings	295,293	264,060	264,719
Unrealized gains on investments	36,876	47,229	42,440
	$ 332,169	$ 311,289	$ 307,159
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries
	2007	2006	2005
	(dollars in thousands)
Operating activities
Net income	$ 55,131	$ 38,185	$ 34,223
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in accounts receivable and unearned premiums	(4,891)	(5,262)	(162)
Change in accrued investment income	247	(1,496)	261
Change in reinsurance recoverable on paid losses	4,921	(619)	(2,127)
Change in losses and loss expenses reserves net of reinsurance	(5,097)	7,767	35,433
Change in other assets, other liabilities and current income taxes	5,376	(10,458)	(4,389)
Amortization of net policy acquisition costs	18,941	12,950	6,259
Net policy acquisition costs deferred	(17,392)	(13,316)	(5,839)
Provision for deferred income taxes	5,620	2,222	3,084
Bond amortization	2,453	2,295	2,858
(Gain) loss on sale of property	35	(20)	16
Depreciation	2,337	1,953	2,045
Net gains on investments	(40,096)	(17,064)	(22,981)
Excess tax benefit related to stock options	(253)	(604)	-
Compensation expense related to discounted stock options	-	20	197
Net cash provided by operating activities	27,332	16,553	48,878

Investing activities
Purchases of fixed maturities and equity securities	(232,147)	(246,679)	(133,625)
Purchases of limited partnership interests	(5,995)	(4,957)	(16,433)
Proceeds from maturities	164,739	112,095	124,480
Proceeds from sales of fixed maturities	44,508	37,774	35,559
Proceeds from sales of equity securities	55,866	33,153	43,123
Net sales (purchases) of short-term investments	14,557	(8,265)	(14,654)
Distributions from limited partnerships	5,565	3,562	2,302
Decrease in principal balance of notes receivable from employees	110	15	169
Purchases of property and equipment	(6,225)	(3,000)	(2,420)
Proceeds from disposals of property and equipment	935	116	200
Net cash provided by (used in) investing activities	41,913	(76,186)	38,701

Financing activities
Dividends paid to shareholders	(25,062)	(38,435)	(14,030)
Proceeds from sale of common stock	2,211	6,804	1,618
Excess tax benefit related to stock options	253	604	-
Repayment on line of credit	-	-	(6,000)
Cost of treasury shares	-	(401)	-
Net cash used in financing activities	(22,598)	(31,428)	(18,412)
Increase (decrease) in cash and cash equivalents	46,647	(91,061)	69,168
Cash and cash equivalents at beginning of year	35,490	126,551	57,384
Cash and cash equivalents at end of year	$ 82,137	$ 35,490	$ 126,551
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Note A - Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries (the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Investments: Carrying amounts for fixed maturity securities (bonds and notes) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (common stocks) are carried at quoted market prices (fair value). Limited partnerships are accounted for using the equity method with the corresponding change in value recorded as a component of net gains or losses on investments. Other investments are carried at either market value or cost, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity unless a decline in value is determined to be other-than-temporary, in which case, the loss is charged to income. In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without subjective evaluation as to possible future recovery. Although the Company has classified fixed maturity investments as available for sale, it has the ability to, and generally does, hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

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

Recognition of Revenue and Costs: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned. The Company does not defer acquisition costs which are not directly variable with the production of premium and are not refundable in the event of policy cancellation. If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency. In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

Note A - Significant Accounting Policies (continued)

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

Should impairment in the ability of a reinsurer to satisfy its obligations to the Company be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability. Such charges, when incurred, are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

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

In the ordinary course of business, the Company’s federal income tax returns are audited by the Internal Revenue Service. Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws. The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not. Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year. Current income tax expense represents the tax consequences of revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Share-Based Payments: The Company uses a “Black-Scholes-Merton” option pricing model to value options granted to employees and non-employee directors in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, adopted January 1, 2006 with no material effect. Compensation costs for all share-based awards to employees and non-employee directors are measured based on the grant date fair value of the award and are recognized over the period(s) during which the employee or non-employee director is required to perform service in exchange for the award (the vesting period).

Earnings Per Share: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See Note K - Earnings Per Share.

Comprehensive Income: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders’ equity. Foreign exchange adjustments are generally not material and the Company has no defined benefit pension plan.

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

Reclassification: Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments

The following is a summary of investments at December 31:

		Cost or	Gross	Gross	Net
	Fair	Amortized	Unrealized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Gains (Losses)
2007:
U. S. government obligations	$ 27,484	$ 27,222	$ 267	$ (5)	$ 262
Mortgage-backed securities	16,153	16,226	58	(131)	(73)
Obligations of states and
political subdivisions	280,665	278,752	2,337	(424)	1,913
Corporate securities	5,791	5,696	105	(10)	95
Foreign government obligations	7,918	7,868	50	-	50
Total fixed maturities	338,011	335,764	2,817	(570)	2,247
Equity securities	99,736	45,251	55,885	(1,400)	54,485
Limited partnerships	80,884	80,884	-	-	-
Short-term	44,768	44,768	-	-	-
Total investments	$ 563,399	$ 506,667	$ 58,702	$ (1,970)	56,732

		Applicable federal income taxes			(19,856)

		Net unrealized gains - net of tax			$ 36,876
2006:
U. S. government obligations	$ 66,928	$ 67,291	$ 32	$ (395)	$ (363)
Mortgage-backed securities	20,488	20,851	12	(375)	(363)
Obligations of states and
political subdivisions	212,589	212,033	1,134	(578)	556
Corporate securities	31,721	31,875	118	(272)	(154)
Foreign government obligations	6,740	6,722	18	-	18
Total fixed maturities	338,466	338,772	1,314	(1,620)	(306)
Equity securities	129,817	56,851	73,442	(476)	72,966
Limited partnerships	57,313	57,313	-	-	-
Short-term	59,325	59,325	-	-	-
Total investments	$ 584,921	$ 512,261	$ 74,756	$ (2,096)	72,660

		Applicable federal income taxes			(25,431)

		Net unrealized gains - net of tax			$ 47,229

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2007			2006
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	15	$ 22,051	$ (476)	83	$ 143,673	$ (674)
Greater than 12 months	9	7,551	(94)	59	66,078	(946)
Total fixed maturities	24	29,602	(570)	142	209,751	(1,620)
Equity securities:
12 months or less	15	$ 9,194	(1,230)	10	6,693	(281)
Greater than 12 months	3	1,165	(170)	3	1,604	(195)
Total equity securities	18	10,359	(1,400)	13	8,297	(476)
Total fixed maturity and equity securities	42	$ 39,961	$ (1,970)	155	$ 218,048	$ (2,096)

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Accordingly, unrealized losses on fixed maturity securities reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and intent to hold these fixed maturity securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2007.

The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	Fair Value	Cost or Amoritzed Cost

One year or less	$ 60,214	$ 60,328
Excess of one year to five years	211,838	209,443
Excess of five years to ten years	-	-
Excess of ten years	49,806	49,767
Total maturities	321,858	319,538
Mortgage-backed securities	16,153	16,226
	$ 338,011	$ 335,764

Major categories of investment income for the years ended December 31 are summarized as follows:
		2007	2006	2005
Fixed maturities		$ 14,329	$ 12,511	$ 9,847
Equity securities		1,866	1,719	2,117
Money market funds		2,613	3,882	2,595
Short-term and other		2,602	3,087	1,722
		21,410	21,199	16,281
Investment expenses		(1,815)	(1,651)	(1,441)
	Net investment income	$ 19,595	$ 19,548	$ 14,840

Note B – Investments (continued)

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

		2007	2006	2005
Fixed maturities:
Gross gains		$ 536	$ 157	$ 265
Gross losses		(680)	(714)	(586)
Net gains (losses)		(144)	(557)	(321)

Equity securities:
Gross gains		19,293	10,226	10,094
Gross losses		(2,483)	(3,795)	(1,529)
Net gains		16,810	6,431	8,565

Limited partnerships - net gain		23,141	11,190	14,831

Other - net gain (loss)		289	-	(94)

	Total net gains	$ 40,096	$ 17,064	$ 22,981

The 2007 net gains from limited partnerships, as shown in the above table, include approximately $15,300 of unrealized gains as reported in the net income of the various partnerships. Shareholders’ equity includes approximately $30,500 million, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2007.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 and is summarized as follows:

	2007	2006	2005

Cumulative charges to income at beginning of year	$ 3,717	$ 5,070	$ 4,523
Writedowns based on objective criteria	593	1,423	1,260
Recovery of prior writedowns upon sale or disposal	(1,576)	(2,776)	(713)
Cumulative charges to income at end of year	$ 2,734	$ 3,717	$ 5,070

Net pre-tax realized gain (loss)	$ 983	$ 1,353	$ ($ 547)

Addition (reduction) to earnings per share	$ .04	$ .06	$ ($ .02)

Unrealized gain on investments previously
written down at end of the year - see note below	$ 4,878	$ 6,428	$ 5,957

Note: Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment is disposed of.

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. The Company has commitments to contribute an additional $1,600 to various limited partnerships as of December 31, 2007.

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate market value of $58,380 at December 31, 2007, that are managed by organizations in which two directors of the Company are executive officers, directors and owners. The Company’s ownership interest in these limited partnerships ranges from 4% to 25%. These limited partnerships added $19,177, $7,942 and $7,145, net of fees, to investment gains in 2007, 2006 and 2005

Note B – Investments (continued)

respectively. During 2007, 2006 and 2005, the Company has recorded management fees of $765, $604 and $481, respectively, and performance-based fees of $4,902, $1,587 and $1,687, respectively, to these organizations for management of these limited partnerships. The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which a director of the Company is an executive officer and owner. This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $2,349 and $16,862, respectively, at December 31, 2007. The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments. Total commissions and fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $170, $148 and $279 during 2007, 2006 and 2005, respectively. The Company had previously entered into an agreement with an associate of this broker-dealer for management of a portion of its equity securities portfolio. That agreement was terminated during 2005. That associate earned performance-based compensation and management services fees and expense reimbursements totaling approximately $90 during 2005. The Company has been informed that the broker-dealer retained none of this compensation for its own account.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $23,432 at December 31, 2007.

Short-term investments at December 31, 2007 include $2,900 in foreign time certificates of deposit.

The Company’s limited partnerships include one significant investment accounted for using the equity method, which exceeds 10% of earnings. This limited partnership investment’s value as of December 31, 2007 and 2006 was $44,716 and $27,492, respectively. At December 31, 2007, the Company’s ownership interest in this limited partnership investment was less than 4%.

The Company’s share of earnings from this limited partnership investment was as follows for the years ended December 31:

	2007	2006	2005
Estimated realized income	$ 4,241	$ 971	$ 1,445
Estimated unrealized income	12,983	5,566	4,510
Equity method earnings	$ 17,224	$ 6,537	$ 5,955

The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2007	2006	2005
Total assets	$ 1,466,882	$ 703,315	$ 366,937
Total partners' capital	1,389,232	701516	344,903
Net increase in partners' capital resulting from operations	666,966	161,674	93,998

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance, unless otherwise indicated.

	Year Ended December 31
	2007	2006	2005
Reserves at the beginning of the year	$ 249,495	$ 242,130	$ 207,137

Provision for losses and loss expenses:
Claims occurring during the current year	129,065	129,551	154,314
Claims occurring during prior years	(21,284)	(16,947)	(13,692)
Total incurred	107,781	112,604	140,622

Loss and loss expense payments:
Claims occurring during the current year	53,820	45,658	45,286
Claims occurring during prior years	58,956	59,581	60,343
Total paid	112,776	105,239	105,629

Reserves at the end of the year	244,500	249,495	242,130

Reinsurance recoverable on unpaid losses at the end of the year	134,116	159,917	188,143
Reserves, gross of reinsurance
recoverable, at the end of the year	$ 378,616	$ 409,412	$ 430,273

The table above shows that a savings of $21,284 was developed during 2007 in the settlement of claims occurring on or before December 31, 2006, with similar savings being developed during the prior two calendar years on losses occurring on or before years ended December 31, 2005 and 2004. These savings are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows:
	Year Ended December 31
	2007	2006	2005

Retrospectively-rated direct business	$ (1,078)	$ (7,171)	$(8,014)
Other direct business	(16,041)	(7,994)	(4,468)
Reinsurance assumed	(4,112)	(1,288)	(1,730)
Involuntary residual markets	(56)	(533)	1,018
Environmental damage	3	39	(498)
Totals	$(21,984)	$(16,947)	$(13,692)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Reserve savings developed related to retrospectively-rated accident and health business resulted in the concurrent recording of return premiums of approximately $662, $4,738 and $4,484 for the years ended December 31, 2007, 2006 and 2005, respectively. As more fully discussed in Note D, the Company has generally increased its per occurrence retention of risk related to trucking liability business over the past several years. The increased net retention per occurrence is reflected in the increasingly favorable developments on other direct business during 2007, 2006 and 2005. These trends were considered in the establishment of the Company’s reserves at December 31, 2007 and 2006.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $11,100 to date and carries a remaining reserve of  $8,900 at December 31, 2007.

Note C - Loss and Loss Expense Reserves (continued)

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2007 and 2006, loss reserves have been reduced by approximately $5,591 and $4,883, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $4,069 and $3,845 at December 31, 2007 and 2006, respectively.

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

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies for catastrophic property coverages as well as under retrocessions from certain other reinsurers. The retrocessions include individual risks but are comprised primarily of high layer catastrophe treaties. Accordingly, the occurrence of catastrophic events can have a significant impact on the Company’s operations. In addition, the insurance subsidiaries participate in certain involuntary reinsurance pools which require insurance companies to provide coverages on assigned risks. The assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level. Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have generally not been material in relation to the Company’s direct and voluntary assumed operations.

	Premiums Written			Premiums Earned
	2007	2006	2005	2007	2006	2005
Direct	$ 176,121	$ 184,148	$ 209,527	$ 185,566	$ 181,491	$ 212,997
Ceded on direct	(32,980)	(24,836)	(39,652)	(32,974)	(24,841)	(39,825)
Assumed	26,446	12,916	12,918	26,473	13,116	12,993
Net	$ 169,587	$ 172,228	$ 182,793	$ 179,065	$ 169,766	$ 186,165

Reinsurance assumed premiums for 2007, as shown in the table above, are presented net of a retrocession purchased to limit the Company’s probable maximum loss to amounts considered prudent by management. The cost of this retrocession was $4,800.

Net losses and loss expenses incurred for 2007, 2006 and 2005 have been reduced by ceded reinsurance recoveries of approximately $4,981, $14,026 and $39,389, respectively. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material.

Net losses and loss expenses incurred for 2007, 2006 and 2005 include approximately $14,638, $2,623 and $20,152 relating to reinsurance assumed from non-affiliated insurance or reinsurance companies, including involuntary residual market pools. The assumed reinsurance losses in 2006 and 2005 included $1,457 and $17,595 respectively, related to hurricanes Katrina and Wilma, before reinstatement premium.

Note D – Reinsurance (continued)

Components of reinsurance recoverable at December 31 are as follows:
	2007	2006
Unpaid losses and loss expenses, net of valuation allowance	$ 131,727	$ 157,426
Paid losses and loss expenses	1,079	6,000
Unearned premiums	6	-
	$ 132,812	$ 163,426

Note E - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$ 19,856	$ 25,431
Limited partnership investments	10,632	5,278
Deferred acquisition costs	1,118	1,660
Other	1,562	1,290
Total deferred tax liabilities	33,168	33,659

Deferred tax assets:
Discounts of loss and loss expense reserves	8,825	10,006
FIN 48 reclassification	7,781	-
Unearned premiums discount	1,587	2,250
Other than temporary investment declines	957	1,301
Deferred compensation	2,689	1,033
Other	211	215
Total deferred tax assets	22,050	14,805
Net deferred tax liabilities	$ 11,118	$ 18,854

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2007	2006	2005

Statutory federal income rate applied to pretax income	$ 27,878	$ 18,553	$ 17,736
Tax effect of (deduction):
Tax-exempt investment income	(3,298)	(2,313)	(1,410)
Net addition to (reduction of) tax positions	125	(1,617)	96
Other	(184)	202	30
Federal income tax expense	$ 24,521	$ 14,825	$ 16,452

Federal income tax expense consists of the following:
	2007	2006	2005
Taxes (credits) on pre-tax income:
Current	$ 18,901	$ 12,603	$ 13,368
Deferred	5,620	2,222	3,084
	$ 24,521	$ 14,825	$ 16,452

Note E - Income Taxes (continued)

The components of the provision for deferred federal income taxes (credits) are as follows:

	2007	2006	2005
Limited partnerships	$ 5,354	$ 1,871	$ 3,600
Discounts of loss and loss expense reserves	32	92	(1,469)
Unearned premium discount	663	(172)	236
Deferred compensation	(508)	(149)	694
Other than temporary investment declines	344	474	(191)
Other	(265)	106	214
Provision for deferred federal income tax	$ 5,620	$ 2,222	$ 3,084

Cash flows related to federal income taxes paid, net of refunds received, for 2007, 2006 and 2005 were $14,502, $16,097, and $12,147, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2007. As of December 31, 2007, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

The Company adopted FIN 48 on January 1, 2007 with no adjustment necessary to beginning retained earnings. The total amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $10,301. The tax positions are uncertain as to the timing of deductibility and therefore, if recognized would have no impact on the Company’s effective tax rate.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate. Amounts accrued for the payment of interest at December 31, 2007 and December 31, 2006 were not material.

A reconciliation of the beginning and ending amounts of unrecognized federal income taxes (credits) is as follows:

2007
Balance at January 1, 2007	$ 10,301
Reductions for tax positions of the current year	(142)
Reductions for tax positions of prior years	(2,378)
Balance at December 31, 2007	$ 7,781

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows

	Class A		Class B		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2005	2,666,666	$ 114	12,056,124	$ 514	$ 37,083
Stock options issued	-	-	-	-	197
Stock options exercised	-	-	79,547	4	1,614
Balance at December 31, 2005	2,666,666	114	12,135,671	518	38,894
Stock options issued	-	-	-	-	20
Stock options exercised	-	-	349,534	15	6,789
Treasury shares purchased	(16,607)	(1)	-	-	(11)
Balance at December 31, 2006	2,650,059	113	12,485,205	533	45,692
Stock options exercised	-	-	107,350	4	2,207
Balance at December 31, 2007	$ 2,650,059	$ 113	12,592,555	$ 537	$ 47,899

The Company’s Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders’ equity at December 31, 2007 includes $371,712 representing GAAP shareholder’s equity of insurance subsidiaries, of which $55,363 may be transferred by dividend or loan to the parent company during calendar year 2008 with proper notification to, but without approval from, regulatory authorities. An additional $233,951 of shareholder’s equity of such insurance subsidiaries may be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $35,605, $26,632, and $18,221 for 2007, 2006 and 2005, respectively. Consolidated statutory surplus for these subsidiaries was $360,965 and $343,974 at December 31, 2007 and 2006, respectively.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $70,489 at December 31, 2007.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2007	2006	2005
Amortization of deferred policy acquisition costs	$ 20,985	$ 14,155	$ 14,066
Other underwriting expenses	21,688	18,789	17,656
Expense allowances from reinsurers	(2,044)	(1,205)	(7,806)
Total underwriting expenses	40,629	31,739	23,916

Operating expenses of non-insurance companies	15,701	15,716	15,691
Total other operating expenses	$ 56,330	$ 47,455	$ 39,607

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (“the Plan”) which covers all employees who have completed one year of service. The Company’s contributions to the Plan for 2007, 2006 and 2005 were $1,132, $1,137, and $1,093, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2007 there were 158,503 shares (Class A) and 438,583 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains two stock option plans which are described below. Compensation cost charged against income for those plans was $0, $20, and $197, for 2007, 2006, and 2005, respectively.

Director Option Plan:

Under the Director Option Plan (the Director Plan), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors. Approximately 167,000 shares of Class B common stock are available for future grants. No options were granted to directors during 2007 and 2006. Additionally, no discounted options were outstanding at December 31, 2007 and 2006. Prior to May, 2005, discounted options were granted to non-employee directors in lieu of cash directors’ fees. In addition, during 2005 non-employee directors were each granted 1,500 options at market value on the date of grant as part of their regular annual directors’ fees. During 2006, all market value options were terminated, without compensation to the directors, and all subsequent directors’ fees have been paid in cash. It is not anticipated that any additional grants will be made to directors under this plan as part of their regular directors’ compensation.

The fair value of the market value options granted during 2005 was determined using a Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rate of 3.0% and 1.0%, respectively; dividend yield of 1.6%; volatility factor of the expected market price of the Company’s common stock of .30; and an expected life of the option of 7 years.

The weighted-average grant-date fair value of options granted during 2005 at prices below market value was $25.10. The weighted-average grant-date fair value of options granted during 2005 at market was $5.33. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $0, $484, and $27, respectively.

Employee Option Plan:

Under the Employee Option Plan (the Employee Plan), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees. Approximately 259,000 shares of Class B common stock are available for future grants. No options were granted to employees during the three year period ended December 31, 2007. Discounted options granted to employees in the past were exercisable immediately. Market value options granted to employees in the past vested over three years. All options expired ten years from the date of grant. No options remain outstanding at December 31, 2007. During 2007 all options were exercised at $20.60 per share.

A summary of option activity under the Employee Plan as of December 31, 2007, and changes during the year then ended is presented below:

		Aggregate
		Intrinsic
	Options	Value ($000)

Outstanding at beginning of year	107,350	$ -
Exercised	107,350
Outstanding and exercisable at end of year	-	$ -

Note I - Stock Purchase and Option Plans (continued)

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $722, $1,684, and $420, respectively.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005 was $2,211 , $6,804, and $1,618, respectively. The federal tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $253, $759, and $157, respectively, for the years ended December 31, 2007, 2006, and 2005. Under the terms of the Employee Plan, $253, $589, and $147, respectively, of tax benefits realized were passed on to employees in the form of cash for the years ended December 31, 2007, 2006 and 2005.

The Company’s policy is to issue new shares to satisfy share option exercises.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. Principal and interest totaling $2,228 and $2,343 relating to such loans was outstanding at December 31, 2007 and 2006, respectively. Loans carry interest rates ranging from 4.75% to 6%, payable annually. The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.

Note J - Reportable Segments

The Company and its consolidated subsidiaries market and underwrite casualty insurance in four major specialty areas (reportable segments): (1) fleet trucking, (2) private passenger automobile, (3) small fleet trucking and (4) the assumption of reinsurance. The fleet trucking segment provides multiple line insurance coverage to large trucking fleets which generally retain substantial amounts of self-insurance and to medium-sized trucking fleets on a first dollar or small deductible basis. The private passenger automobile segment provides motor vehicle liability and physical damage coverages to individuals. The small fleet trucking segment provides commercial automobile coverages to small trucking fleets and owner/operators. The reinsurance assumed segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

The Company’s reportable segments are business units that operate in the property/casualty insurance industry and each offers products to different classes of customers. The reportable segments are managed separately due to the differences in underwriting criteria used to market products to each class of customer and the methods of distribution of the products each reportable segment provides. Segment information shown in the table below as “all other” includes products provided by the Company to assigned risks and residual markets as well as the runoff of discontinued product lines, including small business workers’ compensation discontinued in the fourth quarter of 2004.

The Company evaluates performance and allocates resources based on gain or loss from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income or gains or losses on the Company’s investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the fleet trucking segment includes revenue and expense from the Company’s agency operations since the agency operations serve as an exclusive direct marketing facility for this segment. Underwriting gain or loss also includes fee income generated by each segment in the course of its underwriting operations. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

Note J - Reportable Segments (continued)

The following table provides certain profit and loss information for each reportable segment for the years ended

December 31:

		2007	2006	2005
Direct and assumed premium written:
Fleet trucking		$ 134,723	$ 124,044	$ 155,201
Private passenger automobile		23,603	33,964	38,498
Small fleet trucking		17,796	26,091	15,631
Reinsurance assumed		26,334	12,726	11,519
All Other		111	239	1,597
	Totals	$ 202,567	$ 197,064	$ 222,446

Net premium earned and fee income:
Fleet trucking		$ 108,231	$ 107,021	$ 123,101
Private passenger automobile		31,068	38,590	42,818
Small fleet trucking		15,568	14,711	9,362
Reinsurance assumed		28,578	15,009	13,144
All Other		220	530	4,175
	Totals	$ 183,665	$ 175,861	$ 192,600

Underwriting gain (loss)
Fleet trucking		$ 24,373	$ 17,754	$ 25,658
Private passenger automobile		1,896	2,737	5,131
Small fleet trucking		220	(402)	380
Reinsurance assumed		5,554	6,933	(8,292)
All Other		165	(637)	(417)
	Totals	$ 32,208	$ 26,385	$ 22,460

The above amounts for voluntary reinsurance assumed include certain intersegment reinsurance agreements. Intersegment premiums earned during 2007, 2006 and 2005 were $2,314, $2,283 and $1,570, respectively. Intersegment losses and loss expenses incurred during 2007, 2006 and 2005 were $2,994, $3,005 and $1,595, respectively. Reinsurance assumed premium written for 2007 is shown net of $4,800 representing the cost of a retrocession limiting the Company’s probable maximum loss on its assumed book of business.

Note J - Reportable Segments (continued)

The following tables are reconciliations of reportable segment revenues and profits to the Company’s consolidated revenue and income before federal income taxes, respectively.

		2007	2006	2005
Revenue:
Net premium earned and fee income		$ 183,665	$ 175,861	$ 192,600
Net investment income		19,595	19,548	14,840
Net gains on investments		40,096	17,064	22,981
Other income		407	596	483
	Total consolidated revenue	$ 243,763	$ 213,069	$ 230,904

Profit:
Underwriting gain		$ 32,208	$ 26,385	$ 22,460
Net investment income		19,595	19,548	14,840
Net gains on investments		40,096	17,064	22,981
Corporate expenses		(12,247)	(9,987)	(9,490)
Interest expense		-	-	(116)
	Income before federal income taxes	$ 79,652	$ 53,010	$ 50,675

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the fleet trucking segment represents approximately $93,852, $69,636 and $62,570 of the Company’s consolidated direct and assumed premium written in 2007, 2006 and 2005, respectively.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2007	2006	2005

Average share outstanding for basic earnings per share	15,175,074	15,004,377	14,753,133

Dilutive effect of options	14,269	43,094	109,554

Average shares outstanding for diluted earnings per share	15,189,343	15,047,471	14,862,687

Options to purchase 35,422 shares of the Company’s Class B common stock were excluded in 2005 from the above reconciliation in that inclusion would have an anti-dilutive effect.

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above a self-insured retention (“SIR”) and also writes policies that contain large, per-claim deductibles. Those losses and claims that fall within the SIR or deductible are obligations of the insured. The Company also writes surety bonds in favor of various regulatory agencies guaranteeing the insured’s payment of claims within the SIR. Losses and claims under a large deductible policy are payable by the Company with reimbursement due the Company from the insured. The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured’s default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2007, the Company held collateral in the aggregate amount of $230,464.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured’s default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company’s largest customer, and in the event of that customer’s default, such default may have a material adverse impact on the Company. The Company estimates its uncollateralized exposure related to this Fortune 500 company to be as much as 27% of shareholders’ equity at December 31, 2007.

In addition, the Company’s balance sheet includes paid and unpaid amounts recoverable from reinsurers under various agreements totaling $132,812 at December 31, 2007, as more fully discussed in Note D - Reinsurance. With minor exception, these recoverables are uncollateralized. The largest estimated amount due from a single reinsurer totaled $19,857 at December 31, 2007. Included in the total recoverable amount are case basis and estimated IBNR losses of approximately $8,016 due from Converium Insurance (North America) Inc. and $2,682 due from PMA Re., each of which reported substantial reserve strengthening and/or impairment of assets in 2005 which have negatively affected their reported financial positions. All amounts due from these reinsurers on paid claims as of December 31, 2007 are current and the Company has no information at this time to indicate that all obligations of these reinsurers will not be met.

Investments in limited partnerships include an aggregate of $58,380 invested in three related partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon North American Opportunity Fund.

Note M - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

Note M - New Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115,” to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. SFAS 159 is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In December 2007, Financial Accounting Standards Board issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141(R) is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

Note N - Quarterly Results of Operations (Unaudited)
Quarterly results of operations are as follows:
				Results by Quarter
		2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$ 44,175	$ 44,817	$ 44,601	$ 45,472	$ 43,218	$ 42,163	$ 42,333	$ 42,052
Net investment income	4,846	4,882	5,040	4,827	4,559	4,736	5,140	5,113
Net gains (losses) on investments	474	8,772	6,421	24,429	7,014	(1,135)	2,958	8,227
Losses and loss expenses incurred	26,892	24,493	24,949	31,447	28,939	27,717	25,837	30,111

Net income	8,211	14,792	11,714	20,414	11,556	5,427	9,879	11,323

Per share - diluted:
Net income	$ .54	$ .98	$ .77	$ 1.34	$ .78	$ .36	$ .65	$ .75

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company’s management, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) within 90 days of the date of the filing of this report. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation.

Management’s Responsibility For Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management has included in the Company’s financial statements amounts that are based upon estimates and judgments which it believes are reasonable under the circumstances.

Ernst & Young LLP, an independent registered public accounting firm, audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Baldwin & Lyons, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Baldwin & Lyons, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 12, 2008

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

The following summary sets forth certain information concerning the Company’s executive officers:

Served in
Such Capacity
Name	Age	Title	Since

Gary W. Miller	67	Chairman and CEO	1997
Joseph J. DeVito	56	President and COO	2007 (1)
G. Patrick Corydon	59	Senior Vice President and CFO	1979 (2)
James E. Kirschner	61	Senior Vice President and Secretary	1977 (2) (3)
Mark L. Bonini	49	Vice President	2001

(1)   Mr. DeVito was elected President and Chief Operating Officer in February, 2007. He was elected Executive Vice President in 2001 and has served in similar capacity since 1986.

(2)   Mr. Corydon and Mr. Kirschner were each elected Senior Vice President in 2001.

(3)	Mr. Kirschner was elected Secretary of the Company in 1985.

Item 11. EXECUTIVE COMPENSATION*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT*

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE*

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES*

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

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income and Retained Earnings - Years ended
December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Equity Other Than Capital - Years
ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31,
2007, 2006 and 2005

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
to Exhibit 3(a) to the Company’s Annual Report on
Form 10-K for the year ended December 31, 1986)

EXHIBIT 3(ii)--
By-Laws of Baldwin & Lyons, Inc., as restated
(Incorporated as an exhibit by reference to Exhibit
99.1 to the Company’s Current Report on Form 8-K
dated May 4, 2004)

(10)	EXHIBIT 10(a)--
(Material Contracts)	1981 Employee Stock Purchase Plan (Incorporated
as an exhibit by reference to Exhibit A to the
Company’s definitive Proxy Statement for its Annual
Meeting held May 5, 1981)

EXHIBIT 10(b)--
Baldwin & Lyons, Inc. Employee Discounted Stock
Option Plan (Incorporated as an exhibit by reference
to Appendix A to the Company’s definitive Proxy
Statement for its Annual Meeting held May 2, 1989)

EXHIBIT 10(c)--
Baldwin & Lyons, Inc. Deferred Directors Fee Option Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989)

EXHIBIT 10(d)--

Baldwin & Lyons, Inc. Amended Employee Discounted Stock  Option Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992)

Number & Caption

    from Exhibit Table of

   Item 601 of Regulation

S-K	Exhibit Number and Description

EXHIBIT 10(e)--

Baldwin & Lyons, Inc. Restated Employee Discounted Stock Option Plan. (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

(11)	EXHIBIT 11--
(Statement regarding	Computation of Per Share Earnings

      computation of per

      share earnings)

(14)	EXHIBIT 14—
(Code of ethics)	Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

(21)	EXHIBIT 21--
(Subsidiaries of the	Subsidiaries of Baldwin & Lyons, Inc.

     registrant)

(23)	EXHIBIT 23--
(Consents of experts	Consent of Ernst & Young LLP

     and counsel)

(24)	EXHIBIT 24--
(Powers of Attorney)	Powers of Attorney for certain Officers and Directors

(31)	EXHIBIT 31.1
(Certification)	Certification of CEO pursuant to Section 302 of the Sarbanes-
Oxley Act

EXHIBIT 31.2
Certification of CFO pursuant to Section 302 of the Sarbanes-
Oxley Act

(32)	EXHIBIT 32.1
(Certification)	Certification of CEO pursuant to Section 906 of the Sarbanes-
Oxley Act and 18 U.S.C. 1350

EXHIBIT 32.2
Certification of CFO pursuant to Section 906 of the Sarbanes-
Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2007 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 65 through 71 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc. and Subsidiaries

Column A	Column B	Column C	Column D
(Dollars in thousands)
			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
United States government and
government agencies and
authorities	$ 27,222	$ 27,484	$ 27,484
Mortgage backed securities	16,226	16,153	16,153
States, municipalities and
political subdivisions	278,752	280,665	280,665
Foreign governments	7,868	7,918	7,918
Public utilities	250	250	250
All other corporate bonds	5,446	5,541	5,541
Total fixed maturities	335,764	338,011	338,011

Equity Securities:
Common Stocks:
Banks, trust and insurance
companies	5,876	17,387	17,387
Industrial, miscellaneous
and all other	39,375	82,349	82,349
Total equity securities	45,251	99,736	99,736

Limited partnerships	80,884	80,884	80,884

Short-term:
Certificates of deposit	2,871	2,871	2,871
Commercial paper	41,897	41,897	41,897
Total short-term and other	44,768	44,768	44,768
Total investments	$ 506,667	$ 563,399	$ 563,399

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements.

Investments presented above do not include $87,140 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc.

Condensed Balance Sheet
	December 31
	2007	2006
Assets
Investment in subsidiaries	$ 370,371	$ 345,963
Due from affiliates	3,798	3,041
Investments other than subsidiaries:
Fixed maturities	10,116	9,594
Limited partnerships	1,267	2,020
Short-term	-	9,890
	11,383	21,504
Cash and cash equivalents	11,514	16,110
Accounts receivable	7,280	12,248
Notes receivable from employees	2,228	2,343
Other assets	6,198	3,596
Total assets	$ 412,772	$ 404,805

Liabilities and shareholders' equity
Liabilities:
Premiums payable	$ 15,202	$ 29,453
Deposits from insureds	11,677	13,359
Current payable federal income taxes	-	62
Other liabilities	5,175	4,304
	32,054	47,178

Shareholders' equity:
Common stock:
Class A	113	113
Class B	537	533
Additional paid-in capital	47,899	45,692
Unrealized net gains on investments	36,876	47,229
Retained earnings	295,293	264,060
	380,718	357,627
Total liabilities and shareholders' equity	$ 412,772	$ 404,805

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc.

Condensed Statements of Income
	Year Ended December 31
	2007	2006	2005
Revenue:
Commissions and service fees	$ 16,514	$ 15,024	$ 18,640
Dividends from subsidiaries	20,000	32,500	10,000
Net investment income	1,082	1,741	1,339
Net gains (losses) on investments	(58)	278	5,632
Other	1,576	135	103
	39,114	49,678	35,714

Expenses:
Salary and related items	13,337	11,426	10,672
Other	3,632	3,810	4,683
	16,969	15,236	15,355
Income before federal income taxes
and equity in undistributed
income of subsidiaries	22,145	34,442	20,359
Federal income taxes	687	95	3,551
	21,458	34,347	16,808
Equity in undistributed income
of subsidiaries	33,673	3,838	17,415
Net income	$ 55,131	$ 38,185	$ 34,223

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc.

Condensed Statements of Cash Flows
	Year Ended December 31
	2007	2006	2005

Net cash provided by (used in) operating activities	$ 9,371	$ 21,299	($ 493)

Investing activities:
Purchases of long-term investments	(9,781)	(16,184)	(3,047)
Sales or maturities of long-term investments	9,331	13,298	9,965
Net sales of short-term investments	9,890	4,975	5,096
Decrease in notes receivable from employees	110	15	169
Distributions from limited partnerships	683	2,599	1,633
Net purchases of property and equipment	(2,274)	(824)	(544)
Other	925	111	199
Net cash provided by investing activities	8,884	3,990	13,471

Financing activities:
Dividends paid to shareholders	(25,062)	(38,435)	(14,029)
Repayment on line of credit	-	-	(6,000)
Stock option exercises and other	2,211	6,804	1,618
Cost of treasury shares	-	(401)	-
Net cash used in financing activities	(22,851)	(32,032)	(18,411)
Increase (decrease) in cash and cash equivalents	(4,596)	(6,743)	(5,433)
Cash and cash equivalents at beginning of year	16,110	22,853	28,286
Cash and cash equivalents at end of year	$ 11,514	$ 16,110	$ 22,853

See notes to condensed financial statements

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31,				Year Ended December 31,
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2007	3,193	378,616	22,678	---	179,065	19,595	107,781	20,985	19,644	169,587

2006	4,742	409,412	32,145	---	169,766	19,548	112,604	14,155	17,584	172,228

2005	4,376	430,273	29,688	---	186,165	14,840	140,622	14,066	9,850	182,793

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

SCHEDULE IV -- REINSURANCE

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net
Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2007	185,566	32,974	26,473	179,065	15.4

2006	181,491	24,841	13,116	169,766	7.7

2005	212,997	39,825	12,993	186,165	7.0

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K - Year Ended December 31, 2007
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	As of December 31,				Year Ended December 31,

		Reserves					Claims and Claim Adjustment Expenses Incurred Related to		Amortiza-
		for Unpaid	Discount,						tion of
	Deferred	Claims	if any						Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
Consolidated Property/Casualty Subsidiaries:			(A)
2007	$ 3,193	$ 378,616	$ 5,591	$ 22,678	$ 179,065	$ 19,595	$ 129,065	($21,284)	$ 20,985	$ 112,776	$ 169,587
2006	4,742	409,412	4,883	32,145	169,766	19,548	129,551	(16,947)	14,155	105,239	172,228
2005	4,376	430,273	4,476	29,688	186,165	14,840	154,314	(13,692)	14,066	105,629	182,793

(A) Loss reserves on certain reinsurance assumed and permanent total disability workers' compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN & LYONS, INC.

March 14, 2008	By	/s/ Gary W. Miller
Gary W. Miller, Chairman and CEO
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2008	By	/s/ Gary W. Miller
Gary W. Miller, Chairman and
CEO; Director

March 14, 2008                                                         By            /s/ G. Patrick Corydon

                                                                                                    G. Patrick Corydon, Senior Vice

President - Finance and CFO (Principal
Financial and Accounting Officer)

March 14, 2008	By	/s/ Joseph DeVito
Joseph DeVito, Director, President
and Chief Operating Officer

March 14, 2008                                                         By            /s/ Stuart D. Bilton (*)

                                                                                                     Stuart D. Bilton, Director

March 14, 2008	By	/s/ Otto N. Frenzel III (*)
Otto N. Frenzel III, Director

March 14, 2008	By	/s/ John M. O’Mara (*)
John M. O’Mara, Director

SIGNATURES (CONTINUED)

March 14, 2008	By	/s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 14, 2008	By	/s/ John Pigott (*)
John Pigott, Director

March 14, 2008                                                         By            /s/ Kenneth D. Sacks (*)

                                                                                                    Kenneth D. Sacks, Director

March 14, 2008                                                         By          /s/ Nathan Shapiro (*)

                                                                                                    Nathan Shapiro, Director

March 14, 2008                                                         By          /s/ Norton Shapiro (*)

                                                                                                    Norton Shapiro, Director

March 14, 2008                                                         By           /s/ Robert Shapiro (*)

                                                                                                     Robert Shapiro, Director

March 14, 2008                                                         By           /s/ Steven A. Shapiro (*)

                                                                                                    Steven A. Shapiro, Director

March 14, 2008                                                         By          /s/ John D. Weil (*)

                                                                                                   John D. Weil, Director

(*) By Gary W. Miller, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2007

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.

Form 10-K for the Fiscal Year

Ended December 31, 2007

INDEX TO EXHIBITS

Begins on sequential page
Exhibit No.	number of Form 10-K

EXHIBIT 3(i)--

Articles of Incorporation of

Baldwin & Lyons, Inc. as amended

(Incorporated as an exhibit by

reference to Exhibit 3(a) to the

Company’s Annual Report on Form

10-K for the year ended December

31, 1986)	N/A

EXHIBIT 3(ii)--

By-Laws of Baldwin & Lyons, Inc.,

as restated (Incorporated as an exhibit by

reference to Exhibit 99.1 to the

Company’s Current Report on Form

8-K dated May 4, 2004)	N/A

EXHIBIT 10(a)--

1981 Employees Stock Purchase Plan

(Incorporated as an exhibit by

reference to Exhibit A to the

Company’s definitive Proxy

Statement for its Annual Meeting

held May 5, 1981)	N/A

EXHIBIT 10(b)--

Baldwin & Lyons, Inc. Employee

Discounted Stock Option Plan

(Incorporated as an exhibit by reference

to Appendix A to the Company’s definitive

Proxy Statement for its Annual Meeting

held May 2, 1989)	N/A

EXHIBIT 10(c)--

Baldwin & Lyons, Inc. Deferred Directors

Fee Option Plan (Incorporated as an

exhibit by reference to Exhibit 10(f) to the

Company’s Annual Report on Form 10-K

for the year ended December 31, 1989)	N/A

INDEX TO EXHIBITS (CONTINUED)

Begins on sequential page
Exhibit No.	number of Form 10-K

EXHIBIT 10(d)--

Baldwin & Lyons, Inc. Amended Employee

Discounted Stock Option Plan (Incorporated

as an exhibit by reference to Exhibit 10(f) to

the Company’s Annual Report on Form 10-K

for the year ended December 31, 1989)	N/A

EXHIBIT 10(e)--

Baldwin & Lyons, Inc. Restated Employee

Discounted Stock Option Plan (Incorporated

as an exhibit by reference to Exhibit 10(f) to

the Company’s Annual Report on Form 10-K

for the year ended December 31, 1997)	N/A

EXHIBIT 11--

Computation of Per Share Earnings	filed herewith electronically

EXHIBIT 14--

Code of Business Conduct, as amended

May 3, 2005 (Incorporated as an exhibit by

reference to Exhibit 14 to the Company’s

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