Form 10-Q
period 2008-03-31
BALDWIN & LYONS INC
filed 2008-05-08
CIK 9346

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

______________________________________________________

For Quarter Ended	Commission file number
March 31, 2008	0-5534

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0160330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1099 North Meridian Street, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 636-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer	☒	Non-accelerated filer ____

Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
Class A (voting)	2,650,059
Class B (nonvoting)	12,592,555

Index to Exhibits located on page 15.

Page 1 of a total of 22 pages

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries

Unaudited Consolidated Balance Sheet

(in thousands, except per share data)

	March 31	December 31
	2008	2007
Assets
Investments:
Fixed maturities	$ 371,566	$ 338,011
Equity securities	99,361	99,736
Limited partnerships	66,549	80,884
Short-term	20,953	44,768
	558,429	563,399
Cash and cash equivalents	63,823	82,137
Accounts receivable	35,095	33,412
Reinsurance recoverable	131,596	132,811
Notes receivable from employees	2,133	2,228
Other assets	31,783	28,846
	$ 822,859	$ 842,833

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$ 376,757	$ 378,616
Reserves for unearned premiums	23,651	22,678
Accounts payable and accrued expenses	39,394	39,135
Current federal income taxes	10,578	10,568
Deferred federal income taxes	3,170	11,118
	453,550	462,115
Shareholders' equity:
Common stock-no par value	650	650
Additional paid-in capital	47,899	47,899
Unrealized net gains on investments	34,169	36,876
Retained earnings	286,591	295,293
	369,309	380,718
	$ 822,859	$ 842,833

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries

Unaudited Consolidated Statement of Income

(in thousands, except per share data)

	Three Months Ended
	March 31
	2008	2007
Revenues
Net premiums earned	$ 45,087	$ 44,175
Net investment income	4,200	4,846
Net gains (losses) on investments	(13,575)	474
Commissions and other income	1,301	1,412
	37,013	50,907
Expenses
Losses and loss expenses incurred	29,461	26,892
Other operating expenses	15,640	12,846
	45,101	39,738
Income (loss) before federal income taxes	(8,088)	11,169
Federal income taxes	(3,480)	2,958
Net income (loss)	($ 4,608)	$ 8,211

Per share data:
Basic earnings	($ .30)	$ .54

Diluted earnings	($ .30)	$ .54

Dividends paid to shareholders	$ .25	$ .45

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,243	15,137
Dilutive effect of options outstanding	0	20
Average shares outstanding - diluted	15,243	15,157

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries

Unaudited Consolidated Statement of Cash Flows

(dollars in thousands)

	Three Months Ended
	March 31
	2008	2007

Net cash provided by (used in) operating activities	($ 6,274)	$ 8,735
Investing activities:
Purchases of long-term investments	(149,244)	(78,819)
Proceeds from sales or maturities
of long-term investments	115,821	56,168
Net sales of short-term investments	23,815	16,997
Other investing activities	1,379	(1,021)
Net cash used in investing activities	(8,229)	(6,675)
Financing activities:
Dividends paid to shareholders	(3,811)	(6,813)
Proceeds from sales of common stock	-	77
Net cash used in financing activities	(3,811)	(6,736)
Decrease in cash and cash equivalents	(18,314)	(4,676)
Cash and cash equivalents at beginning of period	82,137	35,490
Cash and cash equivalents at end of period	$ 63,823	$ 30,814

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

(1)Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

(2) Net Gains (Losses) on Investments: Amounts reported as net gains (losses) on investments consist of three components: (1) net gains or losses realized upon the actual sale of investments managed directly by the Company’s investment managers, (2) equity in earnings or losses of investments in limited partnerships and (3) “other-than-temporary impairment” adjustments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership’s net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its income statement, its proportionate share of the investee’s unrealized as well as realized investment gains or losses.

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

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended
	March 31
	2008	2007

Realized net gains (losses) on the disposal of securities	$ (1,578)	$ 466
Equity in earnings (losses) of limited partnership
investments (realized and unrealized)	(11,991)	(897)
Impairment:
Write-downs based upon objective criteria	(16)	(63)
Recovery of prior write-downs upon sale or disposal	(10)	968

Totals	$ (13,575)	$ 474

The net losses from limited partnerships for the quarter ending March 31, 2008 include an estimated $20.5 million of unrealized losses reported to the Company as part of the operations of the various limited partnerships. Shareholders’ equity at March 31, 2008 includes approximately $22.5 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(3) Reinsurance: The following table summarizes the Company’s transactions with reinsurers for the 2008 and 2007 comparative periods.

	2008	2007
Quarter ended March 31:
Premiums ceded to reinsurers	$ 9,176	$ 6,117
Losses and loss expenses
ceded to reinsurers	171	4,410
Commissions from reinsurers	644	292

(4) Comprehensive Income or Loss: Total realized and unrealized loss for the quarter ended March 31, 2008 was $7,598 and compares to total realized and unrealized income of $7,782 for the quarter ended March 31, 2007.

(5) Reportable Segments – Profit or Loss: The following table provides certain profit and loss information for each reportable segment. All amounts presented are computed based upon U.S. generally accepted accounting principles. Segment profit for fleet trucking includes the direct marketing agency operations conducted by the parent company for this segment and is computed after elimination of inter-company commissions. Amounts presented for reinsurance assumed include transactions related to certain inter-segment reinsurance agreements.

	2008			2007
	Direct and Assumed Premium Written	Net Premium Earned and Fee Income	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned and Fee Income	Segment Profit (Loss)

Three months ended March 31:
Protective products:
Fleet trucking	$ 37,252	$ 28,597	$ 1,271	$ 30,885	$ 26,172	$ 5,301
Reinsurance assumed	7,385	7,810	3,746	5,823	6,383	2,031
Sagamore products:
Private passenger automobile	7,093	6,349	(14)	10,201	8,693	946
Small fleet trucking	3,438	3,029	74	6,116	4,094	74
All other	82	81	(305)	77	106	200
Totals	$ 55,250	$ 45,866	$ 4,772	$ 53,102	$ 45,448	$ 8,552

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Reportable Segments – Reconciliation to Consolidated Revenue and Consolidated Profit or Loss: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company’s consolidated revenue and income before federal income taxes, respectively.

	Three Months Ended
	March 31
	2008	2007
Revenue:
Net premium earned and fee income	$ 45,866	$ 45,448
Net investment income	4,200	4,846
Net gains (losses) on investments	(13,575)	474
Other	522	139
Total consolidated revenue	$ 37,013	$ 50,907

Profit:
Segment profit	$ 4,772	$ 8,552
Net investment income	4,200	4,846
Net gains (losses) on investments	(13,575)	474
Corporate expenses	(3,485)	(2,703)
Income (loss) before federal income taxes	$ (8,088)	$ 11,169

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(7) Loans to Employees: In 2000, 2001 and 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,133 remains outstanding at March 31, 2008 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) Taxes: As of January 1, 2008, the Company’s 2005 and thereafter tax years remain subject to examination by the IRS.

(9) Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

Fixed maturies	$ 371,566	$ -	$ 371,566	$ -
Equity securities	99,361	99,361	-	-
Short term	20,953	2,999	17,954	-
Cash equivalents	65,684	-	65,684	-
Derivatives	(113)	-	-	(113)
	$ 557,451	$ 102,360	$ 455,204	$ (113)

Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

Description	Derivatives
January 1, 2008 balance	$ -
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	(1,594)
Included in other comprehensive income	-
Purchases, issuances, and settlements	1,481
Transfers in and/or out of Level 3	-
March 31, 2008 balance	$ (113)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products. Overall premium ceded rates, net of ceding commission allowances, have generally decreased since 2001, as Protective Insurance Company has accepted more net risk under the terms of annual reinsurance treaty renewals, with a moderate decrease in risk retained associated with the treaty renewal in June, 2007. For the quarter ended March, 2008, the Company experienced negative cash flow from operations totaling $6.3 million and compares to positive cash flow from operations of $8.7 million generated during the first quarter of 2007. The $15 million change in cash flow from the 2007 period is primarily due to the timing of reinsurance payable payments and taxes payable as well as the lower operating income in the first quarter of 2008.

For several years, the Company’s investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company’s fixed income (bond and short-term investment) portfolio was 3.9 years at March 31, 2008, up slightly from the prior year end but still short relative to the Company’s liability duration.

Financing activity, other than the payment of dividends to shareholders, is not significant for the Company. The Company paid a regular quarterly dividend of $3.8 million ($.25 per share) during the quarter ended March 31, 2008.

The Company’s assets at March 31, 2008 included $63.8 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $106.3 million of fixed maturity investments will mature within the twelve-month period following March 31, 2008. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholder’s equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2008, $54.9 million may be transferred by dividend or loan to the parent company during the remainder of 2008 without approval by, or prior notification to, regulatory authorities. An additional $221.7 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $15.3 million at March 31, 2008.

The Company’s annualized premium writing to surplus ratio for the first quarter of 2008 was approximately 40%. Regulatory guidelines generally allow for writings of at least 100% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of First Quarter, 2008 to First Quarter, 2007

Net premiums earned during the first quarter of 2008 increased $.9 million (2%) as compared to the same period of 2007. The Company’s independent contractor and reinsurance assumed products reported significant increases of $3.8 million (22.8%) and $1.7 million (28.9%), respectively. The higher premium from reinsurance assumed is largely associated with the Company’s affiliation with Paladin Catastrophe Management and a retrocession program entered into after the first quarter of 2007. Increases in independent contractor premiums continued the pattern experienced throughout 2007 resulting from program changes which increased the premium paid by individual independent contractors, primarily for workers’ compensation coverages. These increases were partially offset by decreases in the Company’s private passenger automobile, small fleet, and fleet trucking liability products of $2.1 million (26.7%), $1.3 million (29.7%) and $.8 million (9.9%), respectively, each impacted by competitive market conditions. Note: The independent contractor and fleet trucking liability products are included in the fleet trucking segment.

Direct premiums written and assumed during the first quarter of 2008 totaled $55.3 million, a 4% increase from the $53.1 million reported a year earlier with increased premium concentrated in the Company’s independent contractor and reinsurance assumed products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 19.2% of direct premium production for the current quarter compared to 13.0% a year earlier.

Net investment income, before tax, during the first quarter of 2008 was 13.3% lower than the first quarter of 2007 due to decreases in yields in all categories of investments. Pre-tax yields averaged 3.7% during the current quarter compared to 4.2% for the prior year period. Overall after-tax yields decreased by 7% to 3.1% as the market experienced a decline in interest rates in 2008.

The first quarter 2008 net investment losses of $13.6 million resulted primarily from $12.0 million of losses on limited partnerships and an additional $1.6 million of losses on sales of securities. The first quarter 2007 investment gains were $.5 million. The limited partnership losses were concentrated in our investment in a limited partnership which invests exclusively in India. See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first quarter of 2008 were $2.6 million higher than that experienced during the first quarter of 2007 due to a number of severe losses as well as a decline in reserve savings on prior period claims, particularly in fleet trucking. Loss ratios for each of the Company’s major product lines were as follows:

2008	2007
Fleet trucking	74.0%	65.2%
Private passenger automobile	70.4	62.1
Small fleet trucking	53.5	55.7
Reinsurance assumed	31.0	48.4
All lines	65.3	60.9

Other operating expenses, for the first quarter of 2008, increased $2.8 million, or 22%, from the first quarter of 2007. $2.4 million of this increase is related to commissions paid to non-affiliates on independent contractor business. It should be noted that premium rates on this product were adjusted to allow for these higher commissions and the net dollar impact on pre-tax income is negligible. The remainder of the increase is attributable to commissions on reinsurance assumed placements during the first quarter of 2008. The increase in other operating expenses is offset by a $.3 million rise in ceded commission offsets, along with a decrease in commissions on small fleet and private passenger automobile products in line with premium volume. The ratio of consolidated other operating expenses to operating revenue was 30.9% during the first quarter of 2008 compared to 25.5% for the 2007 first quarter.

The effective federal tax rate on the consolidated loss for the first quarter of 2008 was a 43% benefit and differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $12.8 million (156%) during the first quarter of 2008 as compared with 2007.

Forward-Looking Information

Any forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company’s business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company’s markets and other changes in the market for insurance products could adversely affect the Company’s plans and results of operations; (iii) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission; and (iv) other risks and factors which may be beyond the control or foresight of the Company. Readers are encouraged to review the Company’s annual report for its full statement regarding forward-looking information.

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2007.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At March 31, 2008, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $132 million.

At March 31, 2008, limited partnership investments includes approximately $46.2 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a) The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

(b) There were no significant changes in the Corporation’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Corporation’s last fiscal quarter that have affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5 Other Information

Nothing to report.

ITEM 6 (a) EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601	Exhibit No.

(11)	Statement regarding computation	EXHIBIT 11 –
of per share earnings	Computation of Per Share
Earnings

(31.1)	Certification of CEO	EXHIBIT 31.1
pursuant to Section 302 of the	Certification of CEO
Sarbanes-Oxley Act of 2002

(31.2)	Certification of CFO	EXHIBIT 31.2
pursuant to Section 302 of the	Certification of CFO
Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO	EXHIBIT 32.1
pursuant to 18 U.S.C. 1350, as	Certification of CEO
adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of CFO	EXHIBIT 32.2
pursuant to 18 U.S.C. 1350, as	Certification of CFO
adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN & LYONS, INC.

Date	May 8, 2008	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date	May 8, 2008	By	/s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter

ended March 31, 2008

INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number	10-Q

EXHIBIT 11	Submitted electronically herewith
Computation of per share earnings

EXHIBIT 31.1	Submitted electronically herewith
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2	Submitted electronically herewith
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32.1	Submitted electronically herewith
Certification of CEO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act

EXHIBIT 32.2	Submitted electronically herewith
Certification of CEO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act