Form 10-Q
period 2008-06-30
BALDWIN & LYONS INC
filed 2008-08-06
CIK 9346

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

______________________________________________________

For Quarter Ended	Commission file number
June 30, 2008	0-5534

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0160330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1099 North Meridian Street, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ____	Accelerated filer	☒	Non-accelerated filer ____

Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
Class A (voting)	2,650,059
Class B (nonvoting)	12,394,075

Index to Exhibits located on page 18.

Page 1 of a total of 30 pages

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	(Unaudited)
	June 30	December 31
	2008	2007
Assets
Investments:
Fixed maturities	$374,737	$338,011
Equity securities	93,563	99,736
Limited partnerships	61,383	80,884
Short-term	16,458	44,768
	546,141	563,399
Cash and cash equivalents	72,881	82,137
Accounts receivable	33,422	33,412
Reinsurance recoverable	147,548	132,811
Notes receivable from employees	2,160	2,228
Deferred federal income taxes	837	—
Other assets	31,535	28,846
	$834,524	$842,833

Liabilities and shareholders’ equity
Reserves for losses and loss expenses	$382,912	$378,616
Reserves for unearned premiums	21,093	22,678
Accounts payable and accrued expenses	39,344	39,135
Short-term borrowing	20,526	—
Current federal income taxes	8,246	10,568
Deferred federal income taxes	—	11,118
	472,121	462,115
Shareholders’ equity:
Common stock-no par value	642	650
Additional paid-in capital	47,174	47,899
Unrealized net gains on investments	28,921	36,876
Retained earnings	285,666	295,293
	362,403	380,718
	$834,524	$842,833

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues
Net premiums earned	$46,902	$44,817	$91,990	$88,992
Net investment income	4,195	4,882	8,395	9,728
Net gains (losses) on investments	(2,960)	8,772	(16,535)	9,246
Commissions and other income	1,113	1,145	2,413	2,557
	49,250	59,616	86,263	110,523
Expenses
Losses and loss expenses incurred	26,462	24,493	55,923	51,385
Other operating expenses	14,245	13,562	29,885	26,408
	40,707	38,055	85,808	77,793
Income before federal income taxes	8,543	21,561	455	32,730
Federal income taxes	2,236	6,769	(1,244)	9,727
Net income	$6,307	$14,792	$1,699	$23,003

Per share data:
Basic earnings	$.41	$.98	$.11	$1.52
Diluted earnings	.41	.98	.11	1.52
Dividends paid to shareholders	$.25	$.25	$.50	$.70

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,189	15,147	15,215	15,142
Dilutive effect of options outstanding	-	18	-	19
Average shares outstanding - diluted	15,189	15,165	15,215	15,161

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended
	June 30
	2008		2007
Net cash provided by (used in) operating activities	$	(9,750)	$17,540
Investing activities:
Purchases of long-term investments		(235,147)	(118,750)
Proceeds from sales or maturities
of long-term investments		198,640	107,129
Net sales of short-term investments		28,310	12,751
Other investing activities		2	(914)
Net cash provided by (used in) investing activities		(8,195)	216
Financing activities:
Dividends paid to shareholders		(7,610)	(10,600)
Drawings on line of credit		5,000	—
Drawings on margin account		15,526	—
Cost of treasury stock		(4,227)	—
Proceeds from sales of common stock		—	386
Net cash provided by (used in) financing activities		8,689	(10,214)
Increase (decrease) in cash and cash equivalents		(9,256)	7,542
Cash and cash equivalents at beginning of period		82,137	35,490
Cash and cash equivalents at end of period		$72,881	$43,032

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

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Realized net gains on the disposal of securities	$2,030	$1,051	$452	$1,517
Equity in earnings (losses) of limited partnership
investments (realized and unrealized)	(4,741)	7,721	(16,731)	6,824
Impairment:
Write-downs based upon objective criteria	(457)	—	(473)	(63)
Recovery of prior write-downs
upon sale or disposal	208	—	217	968
Totals	$(2,960)	$8,772	$(16,535)	$9,246

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net losses from limited partnerships for the quarter and year-to-date ending June 30, 2008 include an estimated $5.0 million and $25.5 million, respectively, of unrealized losses reported to the Company as part of the operations of the various limited partnerships. Shareholders’ equity at June 30, 2008 includes approximately $19.3 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance: The following table summarizes the Company’s transactions with reinsurers for the 2008 and 2007 comparative periods.

	2008	2007
Quarter ended June 30:
Premiums ceded to reinsurers	$10,087	$6,976
Losses and loss expenses
ceded to reinsurers	22,843	5,676
Commissions from reinsurers	804	351

Six months ended June 30:
Premiums ceded to reinsurers	19,265	13,093
Losses and loss expenses
ceded to reinsurers	23,014	10,086
Commissions from reinsurers	1,448	642

(4) Comprehensive Income or Loss: Total realized and unrealized income for the quarter ended June 30, 2008 was $1,120 and compares to total realized and unrealized income of $18,766 for the quarter ended June 30, 2007. For the first six months ended June 30, 2008, total realized and unrealized loss was $6,478 and compares to total realized and unrealized income of $26,548 for the first six months ended June 30, 2007.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2008			2007
	Direct and Assumed Premium Written	Net Premium Earned and Fee Income	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned and Fee Income	Segment Profit (Loss)

Quarter ended June 30:
Protective products:
Fleet trucking	$ 38,565	$ 29,574	$ 7,483	$ 31,222	$ 26,088	$ 7,703
Reinsurance assumed	8,422	8,799	2,555	6,830	7,531	2,386
Sagamore products:
Private passenger automobile	3,847	5,988	579	4,486	8,254	479
Small fleet trucking	2,703	2,525	(720)	4,915	4,094	89
All other	882	655	395	(144)	(71)	162
Totals	$ 54,419	$ 47,541	$ 10,292	$ 47,309	$ 45,896	$ 10,819

Six months ended June 30:
Protective products:
Fleet trucking	$ 75,817	$ 58,167	$ 8,754	$ 62,107	$ 52,258	$ 13,002
Reinsurance assumed	15,808	16,610	6,301	12,653	13,913	4,418
Sagamore products:
Private passenger automobile	10,940	12,337	565	14,687	16,947	1,425
Small fleet trucking	6,141	5,555	(644)	11,031	8,189	163
All other	968	739	90	(68)	37	363
Totals	$ 109,674	$ 93,408	$ 15,066	$ 100,410	$ 91,344	$ 19,371

(6) Reportable Segments – Reconciliation to Consolidated Revenue and Consolidated Profit or Loss: The following tables are reconciliations of reportable segment revenues and profit or loss to the Company’s consolidated revenue and income before federal income taxes, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenue:
Net premium earned and fee income	$ 47,541	$ 45,896	$ 93,408	$ 91,344
Net investment income	4,195	4,882	8,395	9,728
Net gains (losses) on investments	(2,960)	8,772	(16,535)	9,246
Other	474	66	995	205
Total consolidated revenue	$ 49,250	$ 59,616	$ 86,263	$ 110,523

Profit:
Segment profit	$ 10,292	$ 10,819	$ 15,066	$ 19,371
Net investment income	4,195	4,882	8,395	9,728
Net gains (losses) on investments	(2,960)	8,772	(16,535)	9,246
Corporate expenses	(2,984)	(2,912)	(6,471)	(5,615)
Income before federal income taxes	$ 8,543	$ 21,561	$ 455	$ 32,730

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(7) Shareholders’ Equity: During the first six months of 2008, the Company purchased 198,480 shares of the Company’s Class B common stock in the open market for $4,227.

(8) Loans to Employees: In 2000, 2001 and 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,160 remains outstanding at June 30, 2008 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(9) Debt: During the second quarter of 2008, the Company borrowed $5,000 under the Company’s line of credit at a fixed interest rate, through December 27, 2008, of 3.7%. Additionally, during the second quarter of 2008, the Company borrowed $15,526 at a variable interest rate of 2.5% on the Company’s investment margin account in connection with certain investment programs. The Company pledges investments equal to two times the investment margin account borrowing.

(10) Taxes: As of June 30, 2008, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.

(11) Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes fair value measurements by level at June 30, 2008 for assets measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
Fixed maturies	$374,737	$—	$374,737	$—
Equity securities	93,563	93,563	—	—
Short term	16,458	3,086	13,372	—
Cash equivalents	77,163	—	77,163	—
Derivatives	(1,103)	—	—	(1,103)
	$560,818	$96,649	$465,272	$(1,103)

Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three and six month periods ending June 30, 2008:

Derivatives	Three Months Ended	Six Months Ended
Beginning of period balance	$ (113)	$ -
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	(477)	(2,071)
Included in other comprehensive income	-	-
Purchases, issuances, and settlements	(513)	968
Transfers in and/or out of Level 3	-	-
June 30, 2008 balance	$ (1,103)	$ (1,103)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products. For the first six months of 2008, the Company experienced negative cash flow from operations totaling $9.7 million which compares to positive cash flow from operations of $17.5 million generated during the first six months of 2007. The change in cash flow from the 2007 period is primarily due to higher loss payments resulting from the settlement of several large trucking liability claims, increased premiums ceded to reinsurers under treaty and facultative arrangements, and the timing of tax payments as well as the lower operating income in the first six months of 2008.

For several years, the Company’s investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company’s fixed income (bond and short-term investment) portfolio was 3.1 years at June 30, 2008, which is short relative to the Company’s liability duration.

Financing activity for the first six months of 2008 included the Company’s regular dividend payments of $7.6 million ($.50 per share for the first six months of 2008 representing $.25 per share each during the first and second quarter of 2008), the purchase of $4.2 million of the Company’s common stock on the open market and borrowings related to investment activities and treasury stock purchases totaling of $20.5 million during 2008.

The Company’s assets at June 30, 2008 included $72.9 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $111.3 million of fixed maturity investments will mature within the twelve-month period following June 30, 2008. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholder’s equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2008, $48.9 million may be transferred by dividend or loan to the parent company during the remainder of 2008 without approval by, or prior notification to, regulatory authorities. An additional $224.3 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $6.9 million at June 30, 2008.

The Company’s annualized premium writing to surplus ratio for the first six months of 2008 was approximately 39%. Regulatory guidelines generally allow for writings of at least 100% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of Second Quarter, 2008 to Second Quarter, 2007

Net premiums earned during the second quarter of 2008 increased $2.1 million (5%) as compared to the same period of 2007. The Company’s fleet trucking and reinsurance assumed products reported significant increases of $3.7 million (15%) and $1.5 million (22%), respectively. These increases are in line with expectations and result from the continuing expansion of reinsurance assumed activities and the continuing effect of program changes and expanded marketing of independent contractor products as well the Company’s entry into the public transportation markets. These increases were partially offset by decreases in the Company’s private passenger automobile and small fleet liability products of $2.1 million (27.4%) and $1.7 million (39.5%), respectively, each impacted by competitive market conditions.

Direct premiums written and assumed during the second quarter of 2008 totaled $54.4 million, a 15% increase from the $47.3 million reported a year earlier with increased premium concentrated in the Company’s fleet trucking and reinsurance assumed products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 22.4% of direct premium production for the current quarter compared to 17.2% a year earlier, reflecting the overall increased utilization of reinsurance since June, 2007.

Net investment income, before tax, during the second quarter of 2008 was 14.1% lower than the second quarter of 2007 due to decreases in yields in all categories of investments. Pre-tax yields averaged 3.6% during the current quarter compared to 4.2% for the prior year period. Overall after-tax yields decreased from 3.4% to 3.0%, reflecting the increased utilization of municipal bonds in the portfolio during 2008 and due to the overall market decline in interest rates in 2008.

The second quarter 2008 net investment losses of $3.0 million resulted primarily from $4.7 million of losses on limited partnerships partially offset by $1.7 million of gains on sales of securities. The second quarter 2007 investment gains were $8.8 million. The limited partnership losses were concentrated in our investment in a limited partnership which invests exclusively in India. See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2008 were $1.9 million higher than that experienced during the second quarter of 2007 due to increase premium volume and by a decline in reserve savings on prior period claims, particularly in fleet trucking. Loss ratios for each of the Company’s major product lines were as follows:

2008	2007
Fleet trucking	56.3%	52.4%
Private passenger automobile	60.8	68.2
Small fleet trucking	84.6	58.2
Reinsurance assumed	50.5	49.0
All lines	56.4	54.7

Other operating expenses, for the second quarter of 2008, increased $0.6 million, or 5%, from the second quarter of 2007. The $0.6 million increase related to a $1.6 million increase in commissions paid to non-affiliates on direct and assumed business and is partially offset by a $0.5 million rise in ceded commission offsets, along with a $0.5 million decrease in premium taxes in line with premium volume. The ratio of consolidated other operating expenses to operating revenue was 27.3% during the second quarter of 2008 compared to 26.7% for the 2007 second quarter.

The effective federal tax rate on the consolidated operations for the second quarter of 2008 was 26% and differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $8.5 million (57%) during the second quarter of 2008 as compared with 2007.

Comparisons of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Net premiums earned during the first six months of 2008 increased $3.0 million (3%) as compared to the same period of 2007. The Company’s fleet trucking and reinsurance assumed products reported significant increases of $6.7 million (14%) and $3.2 million (25%), respectively. These increases are in line with expectations and result from the continuing expansion of reinsurance assumed activities and the continuing effect of program changes and expanded marketing of independent contractor products as well the Company’s entry into the public transportation markets. These increases were partially offset by decreases in the Company’s private passenger automobile and small fleet products of $4.2 million (27.0%) and $2.9 million (34.6%), respectively, each impacted by competitive market conditions.

Direct premiums written and assumed during the first six months of 2008 totaled $109.7 million, a 9.2% increase from the $100.4 million reported a year earlier with increased premium concentrated in the Company’s fleet trucking and reinsurance assumed products, as discussed in the previous paragraph. Premium ceded to reinsurers averaged 20.7% of direct premium production for the current period compared to 14.9% a year earlier.

Net investment income, before tax, during the first six months of 2008 was 13.7% lower than the first six months of 2007 due to decreases in yields in all categories of investments. Pre-tax yields averaged 3.6% during the current quarter compared to 4.2% for the prior year period. Overall after-tax yields decreased from 3.3% to 3.1%, reflecting the increased utilization of municipal bonds in the portfolio during 2008 and due to the overall market decline in interest rates in 2008.

The first six months of 2008 net investment losses of $16.5 million resulted primarily from $16.7 million of losses on limited partnerships. The first six months of 2007 investment gains were $9.2 million. The limited partnership losses were concentrated in our investment in a limited partnership which invests exclusively in India, as discussed in the quarterly comparison.

Losses and loss expenses incurred during the first six months of 2008 were $4.5 million higher than that experienced during the first six months of 2007 due to increase premium volume as well as a decline in reserve savings on prior period claims, particularly in fleet trucking. Loss ratios for each of the Company’s major product lines were as follows:

2008	2007
Fleet trucking	65%	58.8%
Private passenger automobile	65.7	65.1
Small fleet trucking	67.8	57.0
Reinsurance assumed	41.3	48.7
All lines	60.8	57.7

Other operating expenses, for the first six months of 2008, increased $3.5 million, or 13.2%, from the first six months of 2007. The $3.4 million increase related to a $3.8 million increase in commissions paid to non-affiliates on direct and assumed business and is partially offset by a $0.8 million rise in ceded commission offsets, along with a $0.3 million decrease in premium taxes in line with premium volume. The ratio of consolidated other operating expenses to operating revenue was 29.1% during the first six months of 2008 compared to 26.1% for the 2007 first six months.

The effective federal tax rate on the consolidated income for the first six months of 2008 was a $1.2 million benefit. The effective rate related to operating income differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $21.3 million (93%) during the first six months ended 2008 as compared with 2007.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At June 30, 2008, amounts due from reinsurers on paid and unpaid losses, including provisions for incurred but not reported losses, are estimated to total approximately $148 million.

At June 30, 2008, limited partnership investments include approximately $40.9 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on May 6, 2008, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
To approve the Baldwin & Lyons Executive Bonus Plan	2,423,735	27,885	222
To approve the Baldwin & Lyons Employee Equity Appreciation Rights Plan	2,417,253	33,899	690
To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008	2,451,492	332	18

Election of Directors:	All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on March 31, 2008.

ITEM 5 Other Information

Nothing to report.

ITEM 6 (a) EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601	Exhibit No.

(10)	Material Contracts	EXHIBIT 10(f)

Baldwin & Lyons, Inc. Executive Incentive Bonus Plan

EXHIBIT 10(g)

Baldwin & Lyons, Inc. Employee Incentive Bonus Plan (Equity Appreciation Rights Plan)

(31.1)	Certification of CEO	EXHIBIT 31.1
pursuant to Section 302 of the	Certification of CEO
Sarbanes-Oxley Act of 2002

(31.2)	Certification of CFO	EXHIBIT 31.2
pursuant to Section 302 of the	Certification of CFO
Sarbanes-Oxley Act of 2002

(32.1)	Certification of CEO	EXHIBIT 32.1
pursuant to 18 U.S.C. 1350, as	Certification of CEO
adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of CFO	EXHIBIT 32.2
pursuant to 18 U.S.C. 1350, as	Certification of CFO
adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN & LYONS, INC.

Date	August 6, 2008	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date	August 6, 2008	By	/s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter

ended June 30, 2008

INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number	10-Q

EXHIBIT 10(f)	filed electronically herewith
Baldwin & Lyons, Inc.
Executive Incentive Bonus Plan

EXHIBIT 10(g)	filed electronically herewith
Baldwin & Lyons, Inc.
Employee Incentive Bonus Plan
(Equity Appreciation Rights Plan)

EXHIBIT 31.1	filed electronically herewith
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2	filed electronically herewith
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32.1	filed electronically herewith
Certification of CEO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act

EXHIBIT 32.2	filed electronically herewith
Certification of CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act