Form 10-Q
period 2008-09-30
BALDWIN & LYONS INC
filed 2008-11-06
CIK 9346

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

______________________________________________________

For Quarter Ended	Commission file number
September 30, 2008	0-5534

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0160330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1099 North Meridian Street, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

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

Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___  No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2008:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
Class A (voting)	2,650,059
Class B (nonvoting)	12,297,380

Index to Exhibits located on page 18.

Page 1 of a total of 24 pages

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)
	(Unaudited)
	September 30	December 31
	2008	2007
Assets
Investments:
Fixed maturities	$378,786	$338,011
Equity securities	83,849	99,736
Limited partnerships	54,630	80,884
Short-term	42,089	44,768
	559,354	563,399
Cash and cash equivalents	47,992	82,137
Accounts receivable	28,560	33,412
Reinsurance recoverable	162,130	132,811
Notes receivable from employees	2,183	2,228
Deferred federal income taxes	9,832	—
Other assets	28,602	28,846
	$838,653	$842,833

Liabilities and shareholders’ equity
Reserves for losses and loss expenses	$401,619	$378,616
Reserves for unearned premiums	18,425	22,678
Short term borrowings	7,334	—
Accounts payable and accrued expenses	60,335	39,135
Current federal income taxes	7,089	10,568
Deferred federal income taxes	—	11,118
	494,802	462,115
Shareholders’ equity:
Common stock-no par value	638	650
Additional paid-in capital	46,850	47,899
Unrealized net gains on investments	23,500	36,876
Retained earnings	272,863	295,293
	343,851	380,718
	$838,653	$842,833

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008		2007	2008		2007
Revenues
Net premiums earned		$43,579	$44,601		$135,569	$133,593
Net investment income		4,372	5,040		12,767	14,768
Net gains (losses) on investments		(15,965)	6,421		(32,500)	15,667
Fees and other income		1,019	1,214		3,432	3,771
		33,005	57,276		119,268	167,799
Expenses
Losses and loss expenses incurred		30,427	24,949		86,350	76,334
Other operating expenses		15,080	15,555		44,965	41,963
		45,507	40,504		131,315	118,297
Income (loss) before federal income taxes		(12,502)	16,772		(12,047)	49,502
Federal income taxes		(5,232)	5,058		(6,476)	14,785
Net income (loss)	$	(7,270)	$11,714	$	(5,571)	$34,717

Per share data:
Basic earnings	$	( .48)	$.77	$	( .37)	$2.29

Diluted earnings	$	( .48)	$.77	$	( .37)	$2.29

Dividends paid to shareholders		$.25	$.60		$.75	$1.30

Reconciliation of shares outstanding:
Average shares outstanding - basic		15,012	15,189		15,147	15,158
Dilutive effect of options outstanding		—	12		—	17
Average shares outstanding - diluted		15,012	15,201		15,147	15,175

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended
	September 30
	2008		2007

Net cash provided by (used in) operating activities	$	(217)	$21,633
Investing activities:
Purchases of long-term investments		(238,250)	(202,458)
Proceeds from sales or maturities
of long-term investments		212,547	178,608
Net sales of short-term investments		2,679	24,067
Other investing activities		(829)	(2,374)
Net cash used in investing activities		(23,853)	(2,157)
Financing activities:
Dividends paid to shareholders		(11,369)	(19,734)
Drawings on line of credit		5,000	—
Drawings on margin account		2,334	—
Cost of treasury stock		(6,040)	—
Proceeds from sales of common stock		—	1,799
Net cash used in financing activities		(10,075)	(17,935)
Increase (decrease) in cash and cash equivalents		(34,145)	1,541
Cash and cash equivalents at beginning of period		82,137	35,490
Cash and cash equivalents at end of period		$47,992	$37,031

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

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Realized net gains (losses) on the disposal of securities	$(1,431)	$377	$(980)	$1,894
Equity in earnings (losses) of limited partnership
investments (realized and unrealized)	(6,957)	6,350	(23,688)	13,174
Impairment:
Write-downs based upon objective criteria	(7,577)	(457)	(8,050)	(520)
Recovery of prior write-downs
upon sale or disposal	—	151	218	1,119
Totals	$(15,965)	$6,421	$(32,500)	$15,667

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net losses from limited partnerships for the quarter and year-to-date ending September 30, 2008 include an estimated $8.7 million and $34.1 million, respectively, of unrealized losses reported to the Company as part of the operations of the various limited partnerships. Shareholders’ equity at September 30, 2008 includes approximately $14.6 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance: The following table summarizes the Company’s transactions with reinsurers for the 2008 and 2007 comparative periods.

	2008	2007
Quarter ended September 30:
Premiums ceded to reinsurers	$11,088	$9,589
Losses and loss expenses
ceded to reinsurers	23,730	(9,503)
Commissions from reinsurers	814	589

Nine months ended September 30:
Premiums ceded to reinsurers	30,353	22,682
Losses and loss expenses
ceded to reinsurers	46,744	583
Commissions from reinsurers	2,262	1,231

(4) Comprehensive Income or Loss: The net comprehensive loss for the quarter ended September 30, 2008 was $12,982 and compares to net comprehensive income of $11,255 for the quarter ended September 30, 2007. For the first nine months ended September 30, 2008, net comprehensive loss was $19,460 and compares to net comprehensive income of $37,803 for the first nine months ended September 30, 2007.

(5) Reportable Segments: The Company has two reportable business segments in its operations: property and casualty insurance and reinsurance assumed. Previously, the Company had four reportable business segments: fleet trucking, small fleet trucking, private passenger automobile and reinsurance assumed. As of July 1, 2008, the Company completed a restructuring of internal product management whereby divisions, which constituted the previously reported segments other than reinsurance assumed, were eliminated and all functional operations of the Company were vertically integrated. As such, the management of all directly produced property and casualty insurance business is managed as a single segment. Accordingly, the Company has revised its operating segments to reflect the new management structure. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to the historical fleet trucking, small fleet trucking, private passenger automobile segments as well as the all other category, consisting of residual market assignments and discontinued products, for the current and prior periods have been reclassified into the property and casualty insurance segment. The reinsurance assumed segment was not affected by this change.

The following table provides certain revenue and profit and loss information for each reportable segment. All amounts presented are computed based upon U.S. generally accepted accounting principles. Segment profit for property and casualty insurance includes the direct marketing agency operations conducted by the parent company for this segment and is computed after elimination of inter-company commissions.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

		2008			2007
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)
Quarter ended September 30:
Property and Casualty Insurance	$43,803	$35,056	$4,345	$42,562	$36,416	$7,739
Reinsurance Assumed	10,584	8,523	(1,980)	10,120	8,185	915
Totals	$54,387	$43,579	$2,365	$52,682	$44,601	$8,654

Nine months ended September 30:
Property and Casualty Insurance	$137,669	$110,436	$13,109	$130,320	$111,494	$22,692
Reinsurance Assumed	27,922	25,133	4,321	22,773	22,099	5,333
Totals	$165,591	$135,569	$17,430	$153,093	$133,593	$28,025

The following table reconciles reportable segment revenues and profit or loss to the Company’s consolidated revenue and income (loss) before federal income taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Revenue:
Net premiums earned	$43,579	$44,601	$135,569	$133,593
Fees and other income	1,019	1,214	3,432	3,771
Net investment income	4,372	5,040	12,767	14,768
Net gains (losses) on investments	(15,965)	6,421	(32,500)	15,667
Total consolidated revenue	$33,005	$57,276	$119,268	$167,799

Profit:
Segment profit	$2,365	$8,654	$17,430	$28,025
Net investment income	4,372	5,040	12,767	14,768
Net gains (losses) on investments	(15,965)	6,421	(32,500)	15,667
Corporate expenses	(3,274)	(3,343)	(9,744)	(8,958)
Income (loss) before federal income taxes	$(12,502)	$16,772	$(12,047)	$49,502

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Shareholders’ Equity: During the first nine months of 2008, the Company purchased 287,241 shares of the Company’s Class B common stock in the open market for $6,040.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Loans to Employees: In 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. $7,260 of such full-recourse loans were issued and $2,183 remains outstanding at September 30, 2008 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) Debt: The Company has outstanding as of September 30, 2008, $5,000 under the Company’s line of credit at an interest rate of 3.7%. Additionally, the Company has outstanding as of September 30, 2008, $2,334 at a variable interest rate, which was 3.0% on September 30, 2008, related to margin borrowing in connection with certain investment programs. The Company pledges investments equal to two times the investment margin account borrowing.

(9) Taxes: As of September 30, 2008, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.

(10) Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS 157 also requires expanded disclosures about 1) the extent to which companies measure assets and liabilities at fair value, 2) the methods and assumptions used to measure fair value and 3) the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and liabilities on January 1, 2008. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities	$378,786	$—	$370,786	$8,000
Equity securities	83,849	83,849	—	—
Short term	42,088	3,296	38,792	—
Cash equivalents	51,535	—	51,535	—
Derivatives	223	—	—	223
	$556,481	$87,145	$461,113	$8,223

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three and nine month periods ending September 30, 2008:

	Three Months	Nine Months
Derivatives and Insurance Linked Securities	Ended	Ended
Beginning of period balance	$(1,103)	$—
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	303	(1,768)
Included in other comprehensive income	—	—
Purchases, issuances, and settlements	1,023	1,991
Transfers in and/or out of Level 3	8,000	8,000
September 30, 2008 balance	$8,223	$8,223

Transfers into Level 3 represent fixed maturities due to significant changes in observable inputs.

(11) Subsequent Events: On October 31, 2008 the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500. TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products. For the first nine months of 2008, the Company experienced negative cash flow from operations totaling $.2 million which compares to positive cash flow from operations of $21.6 million generated during the first nine months of 2007. The change in cash flow from the 2007 period is primarily due to higher losses and loss payments resulting from the settlement of several large claims, increased premiums ceded to reinsurers under treaty and facultative arrangements as well as higher operating expenses in the first nine months of 2008.

For several years, the Company’s investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company’s fixed income (bond and short-term investment) portfolio was 3.4 years at September 30, 2008, which is short relative to the Company’s liability duration.

Financing activity for the first nine months of 2008 included the Company’s regular dividend payments of $11.4 million ($.75 per share for the first nine months of 2008 representing $.25 per share each during the first, second, and third quarters of 2008), the purchase of $6.0 million of the Company’s common stock on the open market and borrowings related to investment activities and treasury stock purchases totaling $7.3 million during 2008.

The Company’s assets at September 30, 2008 included $48.0 million in investments classified as cash or cash equivalents that were readily convertible to cash without significant market penalty. An additional $132.6 million of fixed maturity investments will mature within the twelve-month period following September 30, 2008. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2008, $44.9 million may be transferred by dividend or loan to the parent company during the remainder of 2008 without approval by, or prior notification to, regulatory authorities. An additional $214.5 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $4.0 million at September 30, 2008.

The Company’s annualized premium writing to surplus ratio for the first nine months of 2008 was approximately 39%. Regulatory guidelines generally allow for writings of at least 100% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of Third Quarter, 2008 to Third Quarter, 2007

Net premiums earned during the third quarter of 2008 decreased $1.0 million (2.3%) as compared to the same period of 2007. The Company’s property and casualty and reinsurance assumed segments reported decreases of 3.7% and increases of 4.1%, respectively. These changes are in line with expectations and result from the continuing expansion of reinsurance assumed activities and continued highly competitive market conditions and increased utilization of reinsurance for products in the property and casualty segment. The following table provides information regarding premiums written and earned for major product lines for the quarter ended September 30:

	2008		2007
	Direct and Assumed Premium Written	Net Premium Earned	Direct and Assumed Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$ 39,461	$ 29,705	$ 37,884	$ 29,490
Private Passenger Automobile	4,140	5,133	4,640	6,883
Residual Market and All Other	202	218	38	43
	43,803	35,056	42,562	36,416
Reinsurance Assumed	10,584	8,523	10,120	8,185
Totals	$ 54,387	$ 43,579	$ 52,682	$ 44,601

Direct premiums written and assumed during the third quarter of 2008 totaled $54.4 million, a 3.2% increase from the $52.7 million reported a year earlier with the modest increase in premium concentrated in the Company’s fleet transportation and reinsurance assumed products. Premium ceded to reinsurers for products in the property and casualty segment averaged 25.4% of direct premium production for the current quarter compared to 22.6% a year earlier, reflecting the overall increased utilization of reinsurance since September 30, 2007.

Net investment income, before tax, during the third quarter of 2008 was 13.2% lower than the third quarter of 2007 due to decreases in yields in all categories of investments. Pre-tax yields averaged 3.7% during the current quarter compared to 4.3% for the prior year period. Overall after-tax yields decreased from 3.5% to 3.1%, reflecting the increased utilization of municipal bonds in the portfolio during 2008 and the overall market decline in interest rates in 2008.

The third quarter 2008 net investment losses of $16.0 million resulted from $7.0 million of losses on limited partnerships, a $7.6 million charge for other than temporary impairments, and $1.4 million of losses on sales of securities. The third quarter 2007 investment gains were $6.4 million. The limited partnership losses and the impairment charges were reflective of the general stock and bond market declines experienced on a worldwide basis during the quarter. It should be noted that $16.2 million of the investment loss reported for the quarter was represented by unrealized losses. See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the third quarter of 2008 were $5.5 million higher than that experienced during the third quarter of 2007 primarily due to approximately $4.4 million of hurricane losses on the Company’s reinsurance assumed business. Loss ratios for each of the Company’s segments were as follows:

2008	2007
Reinsurance Assumed	107.4%	66.6%
Property and Casualty Insurance	60.7	53.5
Consolidated Totals	69.8	56.0

Other operating expenses, for the third quarter of 2008, decreased $.5 million, or 3%, from the third quarter of 2007. The vast majority of this decrease related to an increase in ceding commission credits related to higher premium ceded. All other components of operating expenses netted to a decrease of only $.1 million. The ratio of consolidated other operating expenses to operating revenue was 30.8% during the third quarter of 2008 compared to 30.6% for the 2007 third quarter.

The effective federal tax rate on the consolidated loss for the third quarter of 2008 was 41.8%. The effective rate differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $19.0 million during the third quarter of 2008 as compared with 2007.

Comparisons of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Net premiums earned during the first nine months of 2008 increased $2.0 million (2%) as compared to the same period of 2007. The Company’s fleet transportation and reinsurance assumed products reported significant increases of $4.0 million (5%) and $3.0 million (14%), respectively. These increases are in line with expectations and result from the continuing expansion of reinsurance assumed activities and the continuing effect of program changes and expanded marketing of independent contractor products as well as the Company’s entry into the public transportation markets. These increases were partially offset by decreases in the Company’s private passenger automobile product of $6.0 million (27%) impacted by competitive market conditions. The following table provides information regarding premiums written and earned for major product lines for the nine month period ended September 30:

	2008		2007
	Direct and Assumed Premium Written	Net Premium Earned	Direct and Assumed Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$ 121,418	$ 92,971	$ 111,021	$ 88,949
Private Passenger Automobile	15,080	16,509	19,327	22,475
Residual Market and All Other	1,171	956	(28)	70
	137,669	110,436	130,320	111,494
Reinsurance Assumed	27,922	25,133	22,773	22,099
Totals	$ 165,591	$ 135,569	$ 153,093	$ 133,593

Direct premiums written and assumed during the first nine months of 2008 totaled $165.6 million, an 8% increase from the $153.1 million reported a year earlier with increased premium concentrated in the Company’s fleet trucking and reinsurance assumed products, as discussed in the previous paragraph. Premium ceded to reinsurers for products in the property and casualty segment averaged 22.2% of direct premium production for the current period compared to 17.4% a year earlier.

Net investment income, before tax, during the first nine months of 2008 was 13.5% lower than the first nine months of 2007 due to decreases in yields in all categories of investments. Pre-tax yields averaged 3.7% during the current nine months compared to 4.2% for the prior year period. Overall after-tax yields decreased from 3.4% to 3.1%, reflecting the increased utilization of municipal bonds in the portfolio during 2008 and the overall market decline in interest rates in 2008.

The first nine months of 2008 net investment losses of $32.5 million resulted primarily from $23.7 million of losses on limited partnerships and $7.8 million charge for other than temporary impairments, and $1.0 million of losses on sales of securities. The first nine months of 2007 investment gains were $15.7 million. The limited partnership losses and the impairment charges were reflective of the general stock and bond market declines experienced on a worldwide basis during the year with a large portion of the limited partnership losses related to the Company’s investment in a limited partnership which invests exclusively in India.

Losses and loss expenses incurred during the first nine months of 2008 were $10.0 million higher than that experienced during the first nine months of 2007 due to increased premium volume, approximately $4.4 million of hurricane losses reported during the 3rd quarter of 2008 as well as a decline in reserve savings on prior period claims. Loss ratios for each of the Company’s segments were as follows:

2008	2007
Reinsurance Assumed	63.7%	55.3%
Property and Casualty Insurance	63.7	57.5
Consolidated Totals	63.7	57.1

Other operating expenses, for the first nine months of 2008, increased $3.0 million, or 7.2%, from the first nine months of 2007. The increase was composed almost entirely of higher commissions paid to non-affiliates on direct and assumed business. Higher ceding commissions from reinsurers on increased reinsurance placements offset other operating expense increases related to higher direct and assumed premium volume, resulting in a net decrease of $.2 million. The ratio of consolidated other operating expenses to operating revenue was 29.6% during the first nine months of 2008 compared to 27.6% for the 2007 first nine months with direct commission comprising the increase.

The effective federal tax rate on the consolidated loss for the first nine months of 2008 was 53.8%. The effective rate differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $40.3 million during the first nine months ended 2008 as compared with 2007.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At September 30, 2008, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $162 million. Of this total, approximately $76 million (47%) represents the Company’s provision for incurred but not reported losses attributable to reinsurers. Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided.

At September 30, 2008, limited partnership investments include approximately $36.8 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 4 Submission of Matters to a Vote of Security Holders.

Nothing to report.

ITEM 5 Other Information

Nothing to report.

ITEM 6 (a) EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601	Exhibit No.
(31.1) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	EXHIBIT 31.1 Certification of CEO
(31.2) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	EXHIBIT 31.2 Certification of CFO
(32.1) Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	EXHIBIT 32.1 Certification of CEO
(32.2) Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	EXHIBIT 32.2 Certification of CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALDWIN & LYONS, INC.

Date	November 6, 2008	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date	November 6, 2008	By /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter

ended September 30, 2008

INDEX TO EXHIBITS

Exhibit Number	Begins on sequential page number of Form 10-Q
EXHIBIT 31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed electronically herewith
EXHIBIT 31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Filed electronically herewith
EXHIBIT 32.1 Certification of CEO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed electronically herewith
EXHIBIT 32.2 Certification of CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed electronically herewith