Form 10-K
period 2008-12-31
BALDWIN & LYONS INC
filed 2009-03-25
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 0-5534

 December 31, 2008

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Idenfication No.)
1099 North Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant’s telephone number, including area code: (317) 636-9800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)

Class A Common Stock, No Par Value

Class B Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes __  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __  Accelerated filer ☒  Non-accelerated filer __

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2008, based on the closing trade prices on that date, was approximately $153,439,000

The number of shares outstanding of each of the issuer’s classes of common stock as of March 3, 2009:

Common Stock, No Par Value:
Class A (voting)	2,623,109 shares
Class B (nonvoting)	12,130,978 shares

The Index to Exhibits is located on pages 74 and 75.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 5, 2009 are incorporated by reference into Part III.

PART I

Item 1. BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as “B&L”) specializes in marketing and underwriting property and casualty insurance and the assumption of property reinsurance principally insuring against catastrophes. B&L’s principal subsidiaries are: Protective Insurance Company (referred to herein as “Protective”), with licenses in all 50 states, the District of Columbia and all Canadian provinces; Sagamore Insurance Company (referred to herein as “Sagamore”), which is currently licensed in 47 states; Transportation Specialty Insurance Agency, Inc., (referred to herein as “TIA”), an Ohio based insurance agent and broker; and B&L Insurance, Ltd. (referred to herein as “BLI”), which is domiciled and licensed in Bermuda. Protective, Sagamore and BLI are collectively referred to herein as the “Insurance Subsidiaries.” The “Company”, as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 67% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2008 were attributable to business produced directly or indirectly by B&L. Approximately 18% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through policies of reinsurance and retrocessions. The remaining 15% consists primarily of business which was originated through an extensive network of independent agents.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss among several reinsurers. In addition to the assumption of reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks. These assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level. Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed.

The Insurance Subsidiaries serve various specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by large trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of busses. Large fleet trucking products are marketed largely by the B&L agency organization directly to fleet transportation clients but also through partnerships with a non-affiliated brokers and through specialized independent agents. Broker or agent intermediaries are used for smaller accounts. The principal types of insurance marketed by Protective are:

•	Casualty insurance including motor vehicle liability, physical damage and other liability insurance.
•	Workers’ compensation insurance.
•	Specialized accident (medical and indemnity) insurance for independent contractors.
•	Fidelity and surety bonds.
•	Inland Marine consisting principally of cargo insurance.
•	“Captive” insurance company products, which are provided through BLI in Bermuda.

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

Property Reinsurance

Protective accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes. Prior to 2007, exposures under these retrocessions were almost exclusively in high upper layers, spread among several geographic regions and limited so that only a major catastrophic event or series of major events could have a material impact on the Company’s operations or financial position. Beginning in 2007, Protective entered into an exclusive agreement with a non-affiliated reinsurance broker which concentrated on catastrophe losses which attach at much lower levels, primarily covering tornado and hail losses in the U.S. Midwest, windstorm events excluding Florida and U.S.

earthquake excluding California and certain Canadian risks. This business comprised 48% of non-affiliated premium assumed during 2008.

Private Passenger Automobile Insurance

Sagamore markets private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

Property/Casualty Losses and Loss Adjustment Expenses

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

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on evaluations of individual reported claims and by complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves. Case basis reserves, which comprise approximately 61% of total net reserves at December 31, 2008, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples. Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 27in Management’s Discussion and Analysis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims. Our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly claims involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits covered by the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers’ compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured. The loss and LAE reserves at December 31, 2008 have been reduced by approximately $5.3 million as a result of such discounting. Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.2 million higher for the year ended December 31, 2008.

For policies inforce at December 31, 2008, the maximum amount for which Protective insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by Protective are $5 million. Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by Protective but 100% reinsured. Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages. After giving effect to current treaty and facultative reinsurance arrangements Protective’s maximum exposure to loss from a single occurrence ranges from approximately $1.0 million to $1.3 million for the vast majority of risks insured although, for certain losses occurring in prior policy years, Protective’s maximum exposure could be as high as $2.9 million for a single occurrence. Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties. The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions. Net premiums earned and losses incurred by the Company for 2008, 2007 and 2006 each include $22,567, $28,427 and $23,366, respectively, related to such deductible provisions. Protective has revised its treaty arrangements several times in prior years in response to changing market conditions. The current treaty arrangements are effective until June 3, 2009 and cover the entire policy period for all business written from inception of the treaty on June 3, 2008 through that date. Treaty renewals are expected to occur annually in the foreseeable future. During the past ten years, Protective’s maximum exposure to a single occurrence has ranged from less than $100,000 to as much as $3.7 million for a very limited number of risks. Because Protective occasionally offers multiple year policies and because losses from fleet transportation business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions by Protective than those provided by current treaty provisions.

With respect to Sagamore’s private passenger automobile and small fleet trucking business, the Company’s maximum net exposure for a single occurrence has never exceeded $250,000.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2008, 2007 and 2006. That table is presented net of reinsurance recoverable to correspond with income statement presentation. However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown. The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2008. The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2008 as well as the related re-estimated reinsurance recoverable for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2008	2007	2006
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$244,500	$249,495	$242,130

Provision for losses and LAE:
Claims occurring during the current year	132,829	129,065	129,551
Claims occurring during prior years	(17,077)	(21,284)	(16,947)
	115,752	107,781	112,604
Payments of losses and LAE:
Claims occurring during the current year	51,649	53,820	45,658
Claims occurring during prior years	76,970	58,956	59,581
	128,619	112,776	105,239
Liability for losses and LAE at end of year	231,633	244,500	249,495

Reinsurance recoverable on unpaid losses
at end of the year	157,925	134,116	159,917

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$389,558	$378,616	$409,412

The reconciliation above shows that a savings of $17.1 million was developed in the liability for losses and LAE recorded at December 31, 2007, with similar savings developed during the two prior calendar years. The following table is a summary of the $17.1 million reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2007	(Savings) Deficiency Recorded During 2008	% (Savings) Deficiency

2007	$ 75,245	$ 3,342	4.4%
2006	54,428	(11,587)	(21.3%)
2005	46,187	(8,709)	(18.9%)
2004	16,458	(862)	(5.2%)
2003	8,796	656	7.5%
2002 & prior	43,386	83.2%
	$ 244,500	$ (17,077)	(7.0%)

The savings recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2002 & Prior	2003	2004	2005	2006	2007
Losses and allocated loss expenses developed on cases known to exist at December 31, 2007	$ 759	$ 1,461	$ (314)	$ (7,013)	$ (1,460)	$ 413
Losses and allocated loss expenses reported on cases unknown at December 31, 2007	54	641	34	7,242	328	11,192
Unallocated loss expenses paid	69	282	218	390	1,016	1,745
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(1,272)	(1,711)	(645)	(9,313)	(9,533)	(11,424)
Net (savings) deficiency on losses from directly-produced business	(390)	673	(707)	(8,694)	(9,649)	1,926
(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	473	(17)	(155)	(15)	(1,938)	1,416
Net savings	$ 83	$ 656	$ (862)	$ (8,709)	$(11,587)	$ 3,342

Loss and loss expense developments, presented separately by major product line, were as follows for the years ended December 31 (dollars in thousands):

	2008	2007	2006
Fleet transportation	$ (15,057)	$ (16,456)	$ (14,313)
Private passenger automobile	(1,191)	(290)	(1,064)
Property reinsurance	(205)	(4,112)	(1,288)
All other	(624)	(426)	(282)
	$ (17,077)	$ (21,284)	$ (16,947)

The fleet transportation developments include developed redundancies from retrospectively-rated direct business, as shown in the following table. The “All other” category includes loss activity from involuntary residual markets, assigned risks and run-off of discontinued products, including small business workers’ compensation.

In order to better understand the dynamics of the loss developments shown above, the following table separates developments into unique components, which are discussed below for the years ended December 31 (dollars in thousands):

	2008	2007	2006
Retrospectively-rated direct business	$336	($1,078)	($7,171)
Other direct business	(17,217)	(16,041)	(7,994)
Property reinsurance	(205)	(4,112)	(1,288)
Involuntary residual markets	(31)	(56)	(533)
Environmental damage	40	3	39
Totals	($17,077)	($21,284)	($16,947)

A significant component of the reserve savings in 2006 is attributable to retrospectively-rated policies which are included in fleet transportation business. The majority of savings on these policies is returned to policyholders in the form of a retrospective premium adjustment which is recorded concurrently with the recognition of the reserve development. Accordingly, premium written and earned during 2007 and 2006 was reduced by approximately $.7 million and $5.4 million, respectively, associated with prior year loss reserve development on these policies and pre-tax income was increased by approximately $.3 million (.4%) and $1.8 million (3.3%), respectively. For 2008, premium written and earned was increased by approximately $.1 million associated with prior year loss reserve development on certain retrospectively-rated workers’ compensation policies and pre-tax income before realized capital losses was reduced by approximately $.4 million (1.3%). As shown in 2008 and 2007, the impact of retrospectively-rated policies will be much less significant going forward as the last major policy of this type expired early in 2006.

The other direct business amounts include the non-retrospectively rated polices for fleet transportation and private passenger automobile lines, as well as runoff of discontinued products which constitute part of the “all other” line of business. As shown, the savings from this category ranged from $8.0 million in 2006 to $17.4 million in 2008. This fluctuation reflects the variability associated with the larger claims covered by the Company, particularly in periods when the Company’s net retentions increased. The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2004, as well as the dynamic nature of losses associated with the fleet transportation business increases the importance of loss reserve processes. As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time. Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible. The $17.4 million savings developed during 2008 represents approximately 57.3% of pre-tax net income before realized capital losses for 2008 but only approximately 9% of December 31, 2007 net loss and LAE reserves on the related business.

The developments for property reinsurance and involuntary residual markets, which netted to $.2 million of savings during 2008, are heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies and by managers of state run residual market pools. While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year. We have found this to be particularly true during years when large catastrophic events occur near year end. The larger savings developed during 2007, when compared to other years, reflects reductions in estimates of losses related to hurricane losses during 2004 and 2005 including additional reserves recorded by the Company in excess of those estimated by ceding reinsurers.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs. Activity during the three year period ending 2008 has been insignificant.

The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980’s. This process has proven to be fully adequate with no overall deficiencies developed since 1985. There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2008 for most lines of business. However, the average settlement amounts of severe fleet transportation claims have tended to increase significantly in recent years.

In the first table on page 6, the amounts identified as “net (savings) deficiency on losses from directly-produced business” consist of development on cases known at December 31, 2007, losses reported which were previously unknown at December 31, 2007 (incurred but not reported), unallocated loss expense paid related to accident years 2007 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the previous table are amounts representing the “(savings) deficiency reported under reinsurance assumption agreements and residual markets”. These amounts relate to the Company’s participation in property catastrophe reinsurance policies and treaties. The Company records its share of losses from these policies and treaties based on reports from the reinsured companies and retrocessionaires and does not directly establish case reserves related to this segment of the Company’s business. The Company does, however, establish additional reserves for property reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.

As described on page 4, changes have occurred in the Company’s net per accident exposure under reinsurance agreements in place during the periods presented in the previous table. It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile. There are fewer policy limit losses in the Company’s historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that the courts will become involved in the settlement process. As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2008 consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices (“SAP”) are as follows (dollars in thousands):

Liability reported on a SAP basis - net of reinsurance recoverable	$ 235,773

Add differences:

Reinsurance recoverable on unpaid losses and LAE	157,925
Additional reserve for residual market losses not
reported to the Company at the current year end	360

Deduct differences:

Estimated salvage and subrogation recoveries recorded on
a cash basis for SAP and on an accrual basis for GAAP	(4,500)

Liability reported on a GAAP basis	$ 389,558

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end 1998 through 2008, net of all reinsurance credits. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The “cumulative redundancy” represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2008. For example, the 1998 liability has developed a $25.2 million redundancy over ten years. That amount has been reflected in income over those ten years, as shown on the table. The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s loss developments have been favorable. Reserve developments for all years ended in the period 1986 through 2007 have produced redundancies as of December 31, 2008. In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors. Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically. Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents. The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries. Higher self-insured retentions also play a part in reduced insurance losses. Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs. To a small degree, reserve savings have been achieved by the use of structured settlements on certain workers’ compensation and liability claims of a long-term liability nature.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples. As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data. Clearly, the Company’s book of business in 2008 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years. Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years. The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity. In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year. For example, as of December 31, 2008, the Company had paid $90.8 million of losses and LAE that had been incurred, but not paid, as of December 31, 1998; thus an estimated $27.6 million (23%) of losses incurred through 1998 remain unpaid as of the current financial statement date ($118.4 million incurred less $90.8 million paid). The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby many claims do not settle for more than ten years.

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 2001, but incurred in 1998, will be included in the cumulative development amount for each of the years-end 1998, 1999, and 2000. As such, this table does not present accident or policy year development data whichreaders may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date. It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for each of the ten years December 31, 1998 through December 31, 2007 as of December 31, 2008 with a reconciliation of the data to the net amounts shown in the table on page 11. Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by Protective to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance. This is particularly true of excess of loss treaties where Protective retains risk in only the lower, more predictable, layers of coverage. Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.

Environmental Matters: The Company’s reserves for unpaid losses and loss expenses at December 31, 2008 included amounts for liability related to environmental damage claims. Given the Company’s principal business is insuring fleet transportation companies; it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant. Certain of the Company’s policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant. These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a “sudden and accidental” event. Most of these claims fall under policies issued in the 1970’s primarily to one account which was involved in the business of hauling and disposing of hazardous waste. Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases. Beginning with the year 1994 and through the year ended December 31, 2008, the Company has recorded a total of $5.1 million in losses incurred with respect to environmental claims. The Company received notification in 2007 of a new environmental case involving a former insured during the 1970’s. Discovery regarding this case is in its early stages; however, management believes exposure to the Company will not be significant. Incurred losses to date include a reserve for incurred but not reported environmental losses of $1.5 million at December 31, 2008.

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

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$143,515	$130,345	$119,905	$137,406	$144,267	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633

Liability Reestimated
as of:
One Year Later	132,906	122,238	119,018	127,398	130,681	147,468	193,445	225,183	228,211	227,423
Two Years Later	124,878	124,540	112,558	118,055	125,731	142,771	180,455	209,774	207,818
Three Years Later	124,367	119,379	103,251	118,712	124,693	137,502	171,332	200,955
Four Years Later	121,021	111,476	105,508	119,925	124,714	134,661	171,225
Five Years Later	114,456	113,720	106,757	120,757	124,507	135,418
Six Years Later	115,007	114,546	107,364	121,406	124,609
Seven Years Later	115,321	115,166	108,040	121,599
Eight Years Later	117,057	115,964	107,921
Nine Years Later	118,136	115,927
Ten Years Later	118,352

Cumulative Redundancy	$25,163	$14,418	$11,984	$15,807	$19,658	$27,006	$35,912	$41,175	$41,677	$17,077

Cumulative Amount of
Liability Paid Through:
One Year Later	$30,214	$30,239	$31,132	$30,249	$39,956	$38,234	$60,343	$59,581	$58,956	$76,970
Two Years Later	48,416	49,068	47,060	55,724	57,522	62,380	84,265	94,947	100,990
Three Years Later	60,594	60,427	58,618	64,489	69,959	74,198	102,692	117,522
Four Years Later	66,679	69,374	64,574	71,038	76,408	82,479	116,198
Five Years Later	74,861	73,958	69,316	75,878	81,121	91,607
Six Years Later	77,957	78,150	72,751	79,668	85,064
Seven Years Later	81,530	81,337	76,126	83,405
Eight Years Later	84,451	84,666	79,408
Nine Years Later	87,593	87,896
Ten Years Later	90,764

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in Thousands)

Year Ended December 31	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Direct and Assumed:
Liability for Unpaid Losses and LAE	$193,996	$173,115	$182,124	$246,816	$277,309	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558
Liability Reestimated as of December 31, 2007	154,039	182,546	217,210	266,102	299,481	323,721	375,812	352,814	345,072	374,670
Cumulative (Deficiency) Redundancy	39,957	(9,431)	(35,086)	(19,286)	(22,172)	18,728	64,360	77,459	64,340	3,946
Ceded:
Liability for Unpaid Losses and LAE	50,481	42,770	62,219	109,410	133,042	180,025	233,035	188,143	159,917	134,116	157,925
Liability Reestimated as of December 31, 2007	35,687	66,619	109,289	144,503	174,872	188,303	204,587	151,859	137,254	147,247
Cumulative (Deficiency) Redundancy	14,794	(23,849)	(47,070)	(35,093)	(41,830)	(8,278)	28,448	36,284	22,663	(13,131)
Net:
Liability for Unpaid Losses and LAE	143,515	130,345	119,905	137,406	144,267	162,424	207,137	242,130	249,495	244,500	231,633
Liability Reestimated as of December 31, 2007	118,352	115,927	107,921	121,599	124,609	135,418	171,225	200,955	207,818	227,423
Cumulative Redundancy	25,163	14,418	11,984	15,807	19,658	27,006	35,912	41,175	41,677	17,077

Marketing

The Company’s primary marketing areas are outlined on pages 2 and 3.

Since the mid-1980’s, Protective has focused its marketing efforts on large and medium trucking fleets. Protective has its largest market share in the larger trucking fleets (over 150 power units). These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company. The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers’ compensation, arising from vehicular accident or other casualty loss. The self-insured program is supplemented with large deductible workers’ compensation policies in states that do not allow for self-insurance of this coverage. Protective also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor. In addition, Sagamore offers a program of coverages for “small fleet” trucking concerns (owner-operators generally with one to six power units). This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance. More recently, Protective has expanded its fleet transportation offerings to include certain public livery risks, principally large and medium sized operators of bus fleets. In 2008, fleet transportation products generated approximately 68% of direct premium written and assumed for the Company.

Since 1992, Protective has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected insurers and reinsurers. Protective is committed to participation in this market, although participation levels depend on the adequacy of pricing which can vary widely from time to time. In determining the volume of catastrophe property reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML) within a given geographic area. As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits. Through December 31, 2008, the Company’s estimate of its gross exposure to a PML is approximately 11% of consolidated surplus. However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a PML on the Company’s surplus.

Since 1995, Sagamore has sold private passenger automobile insurance. This program is currently being marketed in thirty mid-western and southern states through independent agents. Sagamore utilizes state-of-the-art technology extensively in marketing its private passenger automobile insurance product in order to provide superior service to its agents and insureds.

Investments

The Company’s investment portfolio is essentially divided between (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds. In general, funds invested in fixed maturity and short-term instruments are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds. The following discussion will concentrate on the different investment strategies for these two major categories.

At December 31, 2008 the financial statement value of the Company’s investment portfolio was approximately $545 million, including $24 million of money market instruments classified as cash equivalents. The adjusted cost of this portfolio was $519 million with the $26 million difference carried as pre-tax unrealized gains. A comparison of the allocation of assets within the Company’s investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

2008	2007_
Municipal bonds	50.7%	46.9%
U.S. Government obligations	5.0	4.6
Corporate and other bonds	11.2	2.3
Mortgage-backed securities	2.7	2.7
Short-term	11.2	22.3
Total fixed maturity and short-term	80.8	78.8
Common stocks	7.7	7.6
Limited partnerships	11.5	13.6
100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 77.5% of the market value of the Company’s total invested assets at December 31, 2008. With the exception of U.S. Government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry or municipality. The largest amount invested in any single issuer (non-index fund) was $7.4 million (1.4% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000. The Company does not actively trade fixed maturity securities but typically holds, and has the intent and ability to hold, such investments until maturity. Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses, net of applicable reinsurance credits. At December 31, 2008, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 155% of net loss and loss adjustment expense reserves, thus providing a substantial margin above this conservative guideline.

The Company’s concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs. The structure of the investment portfolio also provides the Company with the ability to restrict premium writings during periods of intense competition, which typically result in inadequate premium rates, and allows the Company to respond to new opportunities in the marketplace as they arise. Beginning in 2007, it was determined that after-tax investment yields could be enhanced by moving portions of the taxable portfolio into high grade municipal bonds with short to moderate maturities. As a result, the total of investments in municipal bonds comprises almost half of the value of all invested assets at December 31, 2008 and 2007.

The following comparison of the Company’s bond and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2008. Note that the duration of the portfolio is less than the average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Bonds and Short-Term Investments at December 31 (Par Value)

2008	2007
Less than one year	45.3%	41.1%
1 to 5 years	40.3	45.3
5 to 10 years	7.8	.5
More than 10 years	6.6	13.1
100.0%	100.0%

Average life of portfolio (years)	3.0	3.7

Approximately $4.1 million of fixed maturity investments (.7% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are primarily composed of shares in two widely diversified high yield bond funds where exposure to default by any single issuer is extremely limited. These funds carry a Morningstar rating of three and five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB.

The market value of the consolidated fixed maturity portfolio was $6.7 million greater than cost at December 31, 2008, before income taxes, which compares to a $2.2 million unrealized gain at December 31, 2007. Each individual issue with a market value less than cost at year end was determined to result from interest rate increases and not from credit quality. As has been the Company’s consistent policy, other-than-temporary impairment is recorded for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue. Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold. An adjustment of approximately $3.9 million was made to the cost basis of fixed maturity investments at December 31, 2008 in accordance with the above guidelines. No adjustments were necessary at December 31, 2007. Gross unrealized losses on fixed maturity securities were $2.7 million in total at December 31, 2008, averaging 3.2% of the related adjusted cost basis.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time. Equity securities comprise 11.6% of the market value of the consolidated investment portfolio at December 31, 2008, but only 7.7% of the related cost basis, as long-term holdings have appreciated significantly, even after the large market downturn of 2008. The Company’s equity securities portfolio consists of over 100 separate issues with diversification from large to small capitalization issuers and among several industries. The largest single equity issue owned has a market value of $2.7 million at December 31, 2008 (.5% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities. Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $15 million unrealized gain at the current year end using original cost and over $23 million using adjusted cost. An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation. All equity securities are considered to be available for sale although portfolio turnover is very low. Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings. In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.

During 2008, the Company disposed of equity securities which were considered to have less than average near term potential for improvement. These sales generated both gains and losses but netted to a realized loss of $3.3 million before taxes. The net effect of other-than-temporary impairment adjustments, which added to the investment losses from equity securities was a negative $5.1 million for the year before taxes. The reclassification of other-than-temporary unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at December 31, 2008, regardless of the evaluation of the issuer or the potential for recovery. Net unrealized gains on the equity security portfolio decreased to $23.1 million, before tax at December 31, 2008 from $54.5 million last year end reflecting the worldwide loss of value in equity securities during 2008. The current net unrealized gain consists of $27.4 million of gross unrealized gains and $4.3 million of gross unrealized losses with the average decline in value on issues where market was less than adjusted cost being just under 20%.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development and small venture capital funding, as an alternative to direct equity investments. The funds used for these investments are part of the Company’s excess capital strategy. At December 31, 2008, the aggregate cost basis of active limited partnerships was $47.0 million and the aggregate market value was $59.9 million.

As a group, these investments experienced fair value declines during 2008, with the aggregate of the Company’s share of such losses totaling approximately $33.6 million. The current year limited partnership value decrease is composed of estimated realized income of $3.4 million and estimated unrealized losses of $37.0 million, as reported to the Company by the various general partners. On an inception-to-date basis, active limited partnerships have produced estimated realized income of $19.8 million and estimated unrealized losses of $6.9 million.

The Company follows the equity method of accounting for these investments and records the total change in value as a component of net gains or losses on investments. However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions. Further, assets purchased with reinvested realized gains can also diminish in value. In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years. Limited partnerships also are highly illiquid investments and the Company’s ability to withdraw funds is generally subject to significant restrictions.

Derivative Securities

During 2008, one of the Company’s investment managers engaged in the direct trading of a limited amount of derivative securities. Derivative trading activity was ceased and all derivative securities were subsequently disposed of in 2008 with all activity for the year resulting in a net realized loss of $2.2 million. The Company holds no derivate securities at December 31, 2008.

Investment Yields

The interest rate environment suffered significant decline during 2008. With few exceptions, the yield curve continued downward with yields on short-term investments falling by more than 50% from 2007. Bond yields declined much more modestly during 2008 and, as previously noted, a substantial portion of the Company’s short-term investments were redeployed to short to medium term municipal bonds during 2007 to produce higher after tax yields. Pre-tax net investment income decreased $2.5 million, or 13% and after tax income decreased $1.3 million, or 8% during 2008. A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

2008	2007
Before federal tax:
Investment income	3.7%	4.2%
Investment income plus investment gains (losses)	(4.9)	12.1
After federal tax:
Investment income	3.1	3.4
Investment income plus investment gains (losses)	(2.5)	8.5

Readers are also directed to Note B to the consolidated financial statements and to the Results of Operations beginning on page 23 of this document for additional details of investment operations.

Employees

As of December 31, 2008, the Company had 312 employees, representing an increase of 28 employees from the prior year.

Competition

The insurance brokerage and agency business is highly competitive. B&L competes with a large number of insurance brokerage and agency firms and individual brokers and agents throughout the country, many of which are considerably larger than B&L. B&L also competes with insurance companies which write insurance directly with their customers.

Insurance underwriting is also highly competitive. The Insurance Subsidiaries compete with other stock and mutual companies and inter-insurance exchanges (reciprocals). There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by the Insurance Subsidiaries. Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have significantly greater financial resources than the Company. In many cases, competitors are willing to provide coverage for rates lower than those charged by the Insurance Subsidiaries. Many potential clients self-insure workers’ compensation and other risks for which the Company offers coverage, and some concerns have organized “captive” insurance companies as subsidiaries through which they insure their own operations. Some states have workers’ compensation funds that preclude private companies from writing this business in those states. Federal law also authorizes the creation of “Risk Retention Groups” which may write insurance coverages similar to those offered by the Company.

The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its large fleet transportation customers and the extensive use of technology with respect to its insureds and independent agent force. However, the Company is not “top-line” oriented and will readily sacrifice premium volume during periods of unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, the Company’s Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

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

Item 1A. RISK FACTORS

•

The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources. Please see the caption “Competition” on the previous page above for a complete discussion of this risk factor.

•

The Company, through its Insurance Subsidiaries, requires collateral from its insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided. Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient. For further discussion regarding this risk factor, see Note L to the consolidated financial statements of this Form 10-K.

•

The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies. Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. For further discussion regarding this risk factor, see the caption Reinsurance Recoverable beginning on page 28and Notes D and L to the consolidated financial statements of this Form 10-K.

•

Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders. A large portion of losses recorded by the Company are estimates of future loss payments to be made. Such estimates of future loss payments may prove to be inadequate. For further discussion of this risk factor, see the caption Property/Casualty Losses and Loss Adjustment Expenses beginning on page 3, the caption Loss and Loss Expense Reserves beginning on page 29 and Note C to the consolidated financial statements of this Form 10-K.

•

A significant portion of the risk underwritten by the insurance subsidiaries covers property losses resulting from catastrophic events on a worldwide basis. The occurrence and valuation of loss events for this business is highly unpredictable and a single catastrophic event could result in a materially significant loss to the Company. For further discussion of this risk factor, see the caption Property Reinsurance on page 2, the caption Property/Casualty Losses and Loss Adjustment Expenses beginning on page 3, the caption Loss and Loss Expense Reserves beginning on page 29 and Note C to the consolidated financial statements of this Form 10-K.

•

The Company derives a significant percentage of its direct premium volume from a single major customer and its independent contractors. Loss of this major customer would severely reduce the Company’s revenue and earnings potential. For further discussion regarding this risk factor, see Notes Jand L to the consolidated financial statements of this Form 10-K.

•

Given the Company’s significant interest-bearing investment portfolio, a drop in interest rates would likely have an adverse impact on the Company’s earnings. Conversely, an increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio. For further discussion regarding this risk factor, see the caption Market Risk beginning on page 32 of this Form 10-K.

•

The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions. For further discussion regarding this risk factor, see the captions Equity Securities and Limited Partnerships beginning on page 15 and Market Risk on page 32 of this Form 10-K.

•

The Company operates in a regulated industry. Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance company operations. The ability for the Company’s insurance subsidiaries to increase insurance rates is regulated for significant portions of the Company’s business and such rate increases can be delayed for substantial periods by regulators.

Item 2. PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana. This building is located approximately one mile from downtown Indianapolis. The lease, renewed in August, 2008, covers approximately 81,000 square feet and expires in August, 2013, with an option to renew for an additional five years.

The Company owns two buildings and the adjacent real estate approximately two miles and eleven miles from its main office. The buildings contain approximately 3,300 and 15,000 square feet of usable space respectively, and are used primarily as off-site data storage and as a contingent back up and disaster recovery site.

The Company leases office space at 5215 Monroe Street, Sylvania, Ohio. The lease covers approximately 3,400 square feet and expires in December, 2012, with an option to renew for an additional five years.

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

As of December 31, 2008, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2008 and 2007, as reported by NASDAQ and published in the financial press. The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared
Year ended December 31:
2008:
Fourth Quarter	$ 23.00	$ 13.50	$ 25.75	$ 14.01	$ .25
Third Quarter	23.74	17.97	27.90	17.01	.25
Second Quarter	23.22	20.19	25.99	17.36	.25
First Quarter	26.40	22.60	27.95	23.51	.25
2007:
Fourth Quarter	28.00	22.83	29.00	25.10	.35
Third Quarter	28.77	25.01	29.61	25.10	.60
Second Quarter	27.85	23.42	26.79	24.25	.25
First Quarter	29.25	24.03	26.55	23.48	.45

The Company has paid quarterly cash dividends continuously since 1974. The current regular quarterly dividend rate is $.25 per share. The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions as described in Note F to the consolidated financial statements. At times, the Company has paid an extra cash dividend in recognition of the Company’s more than adequate capitalization, the favorable income tax rates available to individuals on dividends as well as the Company’s excellent earnings over the past four years. The Board intends to address the subject of dividends at each of its future meetings considering the Company’s earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index. The basis of comparison is a $100 investment at December 31, 2003, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index. All dividends are assumed to be reinvested.

Item 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2008	2007	2006	2005		2004
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$221,942	$207,367	$197,064	$222,445		$247,099

Net premiums earned	182,299	179,065	169,766	186,165		172,145

Net investment income	17,063	19,595	19,548	14,840		12,287

Net gains (losses) on investments	(47,749)	40,096	17,064	22,981		9,770

Losses and loss expenses incurred	115,752	107,781	112,604	140,622	[5]	126,298

Net income (loss)	(7,713)	55,131	38,185	34,223		30,306

Earnings per share -- net income [1]	(.51)	3.63	2.54	2.30		2.05

Cash dividends per share [2]	1.00	1.65	2.55	.95		2.05

Investment portfolio [3]	545,491	650,538	626,753	622,920		577,428

Total assets	777,743	842,833	853,719	862,081		866,914

Shareholders' equity	330,067	380,718	357,627	346,685		326,548

Cost of treasury shares purchased	8,908	—	401	—		—

Book value per share [1]	22.32	24.98	23.60	23.31		22.04

Underwriting ratios [4]

Losses and loss expenses	63.5%	60.2%	66.3%	75.5%		73.4%

Underwriting expenses	30.9%	30.9%	26.6%	22.0%		24.0%

Combined	94.4%	91.1%	92.9%	97.5%		97.4%

1 Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

2 Includes extra dividends of $0, $.65, $1.70, $.55, and $1.65 per share for 2008, 2007, 2006, 2005 and 2004, respectively.

3 Includes money market instruments classified with cash in the Consolidated Balance Sheets.

4 Data is for all coverages combined, does not include fee income and is presented based upon generally accepted accounting principles.

5 Includes $17,595 relating to Hurricanes Katrina, Rita and Wilma.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments. The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, turn negative as loss settlements on claim reserves established in prior years exceed net premium revenue and receipts of investment income. During 2008, negative cash flow from operations totaled $3.5 million compared to a positive $27.3 million in 2007. This comparative decrease in operating cash flow resulted from increases in loss settlements of $24 million and increases in ceded premiums reflecting changes in reinsurance treaties.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity. As interest rates and yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at very conservative levels. The average contractual life of the Company’s bond and short-term investment portfolio decreased from 3.7 to 3.0 years during 2008. The average duration of the Company’s fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company’s liabilities. The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations. The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus. Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2008 included $58.1 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $128.1 million of fixed maturity investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands. In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time. In addition, the Company’s reinsurance program is structured to avoid serious cash drains that accompany large losses.

Net premiums written by the Company’s U.S. insurance subsidiaries for 2008 equaled approximately 41% of the combined statutory surplus of these subsidiaries. Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities. Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners. Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

As more fully discussed in Note R to the consolidated financial statements, at December 31, 2008, $86.7 million, or 26% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements. However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company maintains a $20 million unsecured line of credit and has $9.0 million of drawings outstanding on this line at December 31, 2008, the proceeds of which were used to purchase treasury stock.

Results of Operations

2008 Compared to 2007

Direct premiums written for 2008 totaled $182.8 million, an increase of $6.6 million (4%) from 2007. The increase is primarily attributable to an increase in the Company’s fleet transportation business of $8.3 million (6%). The higher premium volume from the fleet transportation program resulted from the addition of contractors by existing accounts and from modifications to the program whereby workers’ compensation coverages were offered to employees of the independent contractors. This increase was partially offset by a decrease in the Company’s private passenger automobile program of $3.1 million (13.0%) due to ongoing rate competition and the resultant loss of business.

Premiums assumed from other insurers and reinsurers totaled $39.1 million during 2008, an increase of $8.0 million (26%) from 2007. The property reinsurance increase resulted from increased premiums generated by most of the Company’s programs reflecting increased exposure and, to a lesser extent, higher premium rates. As was the case in 2007, slightly less than half of the net premium volume for this segment is produced through an exclusive marketing arrangement for property catastrophe business produced by Paladin Catastrophe Management, a non-affiliated firm which focuses on soliciting coverage from insurance companies with risks throughout the U.S. Midwest and limited coastal regions excluding Florida and California as well as Canadian exposures. This business complements other property reinsurance by Protective in different geographic regions. Premium volume from property reinsurance will often fluctuate depending on the favorability of pricing for the coverages provided. Further, premium volume for this segment is limited by the Company’s self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers on direct business increased $6.8 million (21%) during 2008 to $39.8 million as the consolidated percentage of premiums ceded to direct premiums written increased to 21.8% for 2008 from 18.7% for 2007. This increase is reflective of the Company’s decreased retention under reinsurance treaties effective June, 2007, and June, 2008, covering fleet transportation risks, resulting in a higher percentage of the direct premiums ceded to reinsurers.

After giving effect to changes in unearned premiums, net premiums earned increased 2% to $182.3 million for 2008 from $179.1 million for 2007. Net premiums earned from fleet transportation insurance products increased by $2.7 million (2%). Additionally, net premiums earned from property reinsurance increased by $6.7 million (23%). Net premiums earned from the Company’s private passenger automobile product decreased by $7.2 million (25%).

Pre-tax investment income of $17.1 million reflects a decrease during 2008 compared to 2007 as pre-tax yields were down 12% on average reflecting worldwide lower available rates, principally on short-term investments. After tax investment income decreased by 8% during 2008, compared to the prior year, and is lower than the pre-tax change due to the utilization of municipal bonds at a higher level during 2008.

Net losses on investments, before taxes, totaled $47.7 million in 2008 compared to a net gain on investments of $40.1 million last year. These totals include gains and losses from both direct securities trading and investments in limited partnerships. The losses in 2008 are attributable to $11.9 million in fixed maturity and equity security net direct trading losses, $33.6 million in limited partnerships net losses and $2.2 in derivative security net losses. Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and small venture capital activities and, to a lesser extent, real estate development. The estimated market value of limited partnership ventures investments was $59.9 million at December 31, 2008 compared to a cost basis of $47.0 million. The aggregate of the Company’s share of earnings in these entities represented a loss of 43% for 2008 versus a positive return of over 40% for 2007. The Company follows the equity method of accounting for its investments in limited partnerships. To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include unrealized as well as realized gains or losses. The current year limited partnership total is composed of estimated realized gains of $3.4 million and estimated unrealized losses of $37.0 million, as reported to the Company by the general partners. Inception to date unrealized losses included in the December 31, 2008 asset valuation total $6.9 million. Adjustments attributable to “other-than-temporary impairment,” of $9.0 million during 2008 are reflected in fixed maturity and equity security net losses as stated above. Further explanation of “other-than-temporary impairment” can be found in Note B to the consolidated financial statements.

Losses and loss expenses incurred during 2008 increased $8.0 million (7%) to $115.8 million. The increase in losses incurred is due to increased current year loss activity, including $5.5 million in losses attributable to hurricanes, and lower savings on prior accident year losses, primarily from property reinsurance. Partially offsetting increases in loss and loss expenses was a $5.5 million decrease in losses from the Company’s private passenger automobile product corresponding to the decline in premium volume for that product. The 2008 consolidated loss and loss expense ratio was 63.5% compared to 60.2% for 2007. The Company’s loss and loss expense ratios for major product lines are summarized in the following table.

	2008	2007
Fleet transportation	63.6%	58.4%
Private passenger automobile	64.5	67.7
Property reinsurance	63.7	60.8
All lines	63.5	60.2

The fleet transportation loss ratio for 2008 was adversely impacted by increases in reported loss amounts on a handful of severe claims. Also, the loss ratio for the independent contractor product is higher in 2008 as a significant number of insured contractors altered their business structure and therefore transitioned from accident and health to workers’ compensation coverage. Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years allow for more volatility in losses. The decrease in the private passenger automobile loss ratio is due primarily to increased savings on prior years’ losses. The property reinsurance loss ratio was higher in 2008 as the result of hurricane losses, principally Hurricane Ike, which added almost 16 points to the loss ratio for this segment for the year end more than offset a decline in the unusually large amount of tornado and hail losses experienced during 2007.

The Company produced an overall savings on the handling of prior year claims during 2008 of $17.1 million. This net savings is included in the computation of loss ratios shown in the previous table, as is the $21.3 million savings produced during 2007 on prior year claims. This savings was distributed among all of the Company’s products, with the majority attributable to the Company’s large fleet transportation business, and is generally consistent with recent prior years before consideration of savings related to retrospectively-rated contracts. Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company’s claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company’s reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2008, before credits for allowances from reinsurers, increased $3.4 million (6%) to $61.7 million. This increase is due primarily to a $2.4 million increase in commission expense and an $.8 million investment in new product development. The higher commissions reflect expansion of the Company’s distribution channels to include non-affiliated agents. It should be noted that much of the Company’s expense structure is fixed, that is, expenses do not vary directly with revenue, as revenue consists principally of net premiums earned by the insurance subsidiaries. In general, only commissions to non-affiliated agents, premium taxes and other acquisition costs vary directly with premium volume and each of these factors is considered in the pricing of insurance products.

Reinsurance ceded credits were $1.2 million (62%) higher in 2008, resulting from the Company ceding a higher percentage of the gross premium to other companies under reinsurance treaties. After consideration of these expense offsets, operating expenses increased $2.2 million, or 4% from the prior year.

A portion of the Company’s fleet transportation business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.9% during 2008, level with the prior year. Including the agency operations, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 28.6% for 2008 compared with 27.7% for 2007.

The effective federal tax rate on the consolidated loss for 2008 was a benefit of 60.8%. The effective rate differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the change in net gains and losses on investments, the Company experienced a net loss for 2008 of $7.7 million compared to net income of $55.1 million for 2007. Diluted earnings per share were a loss of $(.51) in 2008 compared to income of $3.63 in 2007. Earnings per share from operations, defined as income before gains or losses on investments, were $1.55 compared to $1.91 in 2007.

2007 Compared to 2006

Direct premiums written for 2007 totaled $176.1 million, a decrease of $8.0 million (4%) from 2006. This decrease is primarily attributable to a decrease in the Company’s private passenger automobile business of $10.4 million (31%), partially offset by an increase in the Company’s fleet transportation business of $1.4 million (1%) The overall net decrease in direct premiums written volume was a result of ongoing rate competition and the resultant loss of business.

Premiums assumed from other insurers and reinsurers totaled $26.4 million during 2007, an increase of $13.5 million (105%) from 2006. The property reinsurance increase resulted primarily from new business generated by the Company’s affiliation with Paladin Catastrophe Management. Protective is the exclusive market for property catastrophe business produced by Paladin which focused on soliciting coverage from insurance companies with risks throughout the U.S. Midwest and limited coastal regions excluding Florida and California in 2007.

Premiums ceded to reinsurers on direct business increased $8.1 million (32.8%) during 2007 to $33.0 million as the consolidated percentage of premiums ceded to direct premiums written increased to 19% for 2007 from 14% for 2006. This increase is reflective of the Company’s decreased retention under reinsurance treaties effective June 2007 covering large fleet transportation risks, resulting in a higher percentage of the direct premiums ceded to reinsurers.

After giving effect to changes in unearned premiums, net premiums earned increased 5% to $179.1 million for 2007 from $169.8 million for 2006. Net premiums earned from all fleet transportation products increased by $1.8 million (2%). Additionally, net premiums earned from non-affiliated property reinsurance increased by $13.4 million (102%). Net premiums earned from the Company’s private passenger automobile decreased by $6.8 million (19%).

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

Losses and loss expenses incurred during 2007 decreased $4.8 million (4%) to $107.8 million. The decrease in losses incurred is due to increased savings on prior accident year losses, primarily from fleet transportation and property reinsurance, continued low frequency of large trucking claims, and premium volume declines in the Company’s private passenger automobile product. These decreases were largely offset by $12.2 million in losses from the Company’s expansion of its property catastrophe business during 2007. The 2007 consolidated loss and loss expense ratio was 60.2% compared to 66.3% for 2006. The Company’s loss and loss expense ratios for individual product lines are summarized in the following table.

	2007	2006
Fleet transportation	58.4%	70.5%
Private passenger automobile	67.7	64.8
Property reinsurance	60.8	35.9
All lines	60.2	66.3

The fleet transportation loss ratio for 2007 was favorably impacted by an increase in savings on prior year losses and a continued low frequency of extremely severe accidents. Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years tend to allow for more volatility in losses. The increase in the private passenger automobile loss ratio is associated with product modifications as competitive market conditions are ongoing. The loss ratio for property reinsurance increased as the result of the Company’s expansion of catastrophe coverages to the U.S. Midwest during 2007. An unusually large number of tornado and hail losses were incurred resulting in a loss ratio of 94.5% on this book of business. The property reinsurance loss ratio for the year was 33.0%, or slightly lower than 2006 on the remainder of our property reinsurance book of business.

The Company produced an overall savings on the handling of prior year claims during 2007 of $21.3 million. This net savings is included in the computation of loss ratios shown in the table insert, as is the $16.9 million savings produced during 2006 on prior year claims. The savings is generally consistent with recent prior years before consideration of savings related to retrospectively-rated contracts. Because of the high limits provided by the Company to its large trucking fleet insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company’s claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company’s reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2007, before credits for allowances from reinsurers, increased $9.7 million (19.9%) to $58.4 million. This increase is due primarily to a $5.2 million increase in commission expense related to increased business produced through non-affiliated agents and brokers including commissions relating to higher property reinsurance premium volume. Additionally, 2006 operating expenses were favorably impacted by a recovery of nearly $1 million previously written off related to bankrupt reinsurers. After consideration for these three items, expenses before ceding allowances increased $.6 million, or 1.2% from 2006.

Reinsurance ceded credits were $.8 million (69%) higher in 2007, resulting from changes related to recent reinsurance treaties.

A portion of fleet transportation business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses. In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of fleet transportation business. The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.9% during 2007 compared to 26.6% for 2006. Including the agency operations, and after elimination of inter-company commissions, the ratio of other operating expenses to operating revenue (defined as total revenue less gains on investments) was 27.7% for 2007 compared with 24.2% for 2006, reflective of the increase in commission expense, as discussed above.

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

Approximately 70% of the Company’s assets are composed of investments at December 31, 2008. Approximately 89% of these investments are publicly-traded, owned directly and have readily-ascertainable market values. The remaining 11% of investments are composed primarily of minority interests in several limited partnerships. These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment. These partnerships, themselves, do not have readily-determinable market values. Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships. While the majority of the underlying assets at December 31, 2008 are publicly-traded securities, some have been valued by the respective partnerships using their experience and judgment.

Approximately $4.1 million of fixed maturity investments (.7% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments are primarily composed of shares in two widely diversified high yield bond funds where exposure to default by any single issuer is likely to be limited. These funds carry a Morningstar rating of three and five stars. We have included the investments in these funds in the total of non-investment grade bonds since, under the investment guidelines of the funds, the average bond quality rating could fall below BBB. At December 31, 2008, the market value of these bond funds, as recorded in the financial statements, was 17.6% less than cost.

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

It is important to note that all investments included in the Company’s financial statements are valued at current fair market values. The evaluation process for determination of other-than-temporary decline in value of investments does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline). Subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold. At December 31, 2008, unrealized gains include $7.2 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $11.7 million of impairment write-downs at that date. See Note B to the consolidated financial statements for additional detail with respect to this process. This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue. The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process which results in income statement recognition of any investment which, over a six month period, is unable to recover from a 20% decline in value from our cost basis. However, to the extent that certain declines in value are reported as unrealized at December 31, 2008, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost. At December 31, 2008, the total gross unrealized loss included in the Company’s investment portfolio was approximately $7.0 million. No individual issue constituted a material amount of this total. Had this entire amount been considered other-than-temporary at December 31, 2008, investment losses would have increased by $.30 per share for the year, after tax. There would, however, have been no impact on total shareholders’ equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders’ equity at December 31, 2008.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2008	2007	2006
Premium ceded (reduction to premium earned)	$ 41,219	$ 32,974	$ 24,841
Losses ceded (reduction to losses incurred)	53,398	4,981	14,026
Commissions from reinsurers (reduction to operating expenses)	3,084	2,044	1,205

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 2.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 21% of total Company assets as of December 31, 2008. In order to be able to provide the high limits required by the Company’s fleet transportation company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts. Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”). Some risks are covered by a combination of quota-share and excess of loss contracts. The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below. Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers. Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company. Further, the high limits provided by the Company’s insurance policies for fleet transportation liability and workers’ compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred. This is because any change in estimated recovery follows the estimate of the underlying loss. Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance. This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written. If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer’s portion of the loss. The financial condition of each of the Company’s reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the superior credit ratings available are utilized. However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period. Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability. Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process. See Notes D and L to the consolidated financial statements, for further discussion of reinsurance and concentrations of credit risk with respect to reinsurance recoverable.

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each significant product group are shown in the following table for direct and assumed and on a net of reinsurance basis at December 31, 2008 and 2007 (dollars in thousands). Those product groups individually comprising less than three percent of the Company’s total reserves are shown in the aggregate as “All other”.

	Direct and Assumed		Net
Line of Business	2008	2007	2008	2007
Fleet transportation	$ 325,765	$ 316,480	$ 173,320	$ 186,644
Property reinsurance	37,489	33,252	37,489	33,252
Private passenger automobile	9,802	11,701	9,802	11,701
All other	16,502	17,183	11,022	12,903
	$ 389,558	$ 378,616	$ 231,633	$ 244,500

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics. Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves. Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples. Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management. Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a “bulk” basis. Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. The Company’s claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and LAE reserve development.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims. As previously noted, our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company’s methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions

Management is aware of the potential for variation from the reserves established at any particular point in time. Redundancies or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The Company’s reserve selections are developed to be a “best estimate” of unpaid loss at a point in time and, due to the unique nature of our exposures, particularly in the large fleet transportation excess product where insured’s policies of insurance combine large self-insured retentions with high policy limits, ranges of reserve estimates are not established during the reserving process. However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

•	Consistency in the individual case reserving processes
•	The selection of loss development factors in the establishment of bulk reserves for incurred but reported losses and loss expenses
•	Projected future loss trend
•

Expected loss ratios for the current book of business, particularly the Company’s large fleet excess product, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient. As shown in the table on page 29, the majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to the fleet transportation product. Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s large fleet excess product for policies subject to certain recent major reinsurance treaties (approximately $84.9 million, or approximately 27% of, carried direct reserves for fleet transportation).

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes. Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. Net deferred tax liabilities reported at December 31, 2008 and 2007 consisted of (dollars in thousands):

	2008	2007
Total deferred tax liabilities	$ 13,155	$ 33,168
Total deferred tax assets	23,745	22,050
Net deferred tax assets (liabilities)	$ 10,590	$ (11,118)

Deferred tax assets at December 31, 2008, include approximately $15.6 million related to loss and loss expense reserves of which, $9.6 million relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future. An additional $4.1 million relates to impairment adjustments made to investments, as required by accounting regulations. The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time. Limited partnership investments represent $2.4 million of deferred tax assets. The balance of deferred tax assets, approximately $1.6 million, consists of various normal operating expense accruals and is not considered to be material. As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2008.

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

Impact of Inflation

To the extent possible, the Company attempts to recover the costs of inflation by increasing the premiums it charges. Within the fleet transportation business, a majority of the Company’s premiums are charged as a percentage of an insured’s gross revenue or payroll. As these charging bases increase with inflation, premium revenues are immediately increased. The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval. Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected. The Company’s short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve. As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company’s investments are impacted. Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment (see comments under Market Risk, following).

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

The most significant of the three identified market risks relates to prices in the equities market. Though not the largest category of the Company’s invested assets, equity securities have a high potential for short-term price fluctuation. The market value of the Company’s equity positions at December 31, 2008 was $63.2 million or approximately 12% of invested assets. This market valuation includes $23.1 million of appreciation over the cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

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

The Company’s fixed maturity portfolio totaled $364.3 million at December 31, 2008. Approximately 83% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities; 85.6% of the portfolio matures within 5 years; and the average life of the Company’s fixed maturity investments is approximately 3.0 years. Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company’s liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company’s ability to conduct daily operations or to meet its obligations.

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

A 10 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2008 would increase or decrease gross loss reserves by approximately $17.2 million. On a net basis, a 10 percentage point increase in loss ratio would increase net loss reserves by approximately $7.8 million whereas a 10 percentage point decrease would decrease net loss reserves by approximately $9.4 million. Similarly, a 20 percentage point increase or decrease would increase or decrease gross loss reserves by approximately $34.3 million. On a net basis, a 20 percentage point increase in loss ratio would increase net loss reserves by approximately $15.5 million whereas a 20 percentage point decrease would decrease net loss reserves by approximately $20.4 million with the difference attributable to minimums and maximums included in the various reinsurance contracts.

The Company’s exposure to foreign currency risk is not material.

Contractual Obligations

The table below sets forth the amounts of the Company’s contractual obligations at December 31, 2008.

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty. However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table. Timing of the collection of the related reinsurance recoverable, estimated to be $160.0 million at December 31, 2008, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2008.

Borrowings are made under a line of credit with a current expiration of May, 2011.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2008

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 16, 2009

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries
	December 31
	2008	2007
Assets	(Dollars in thousands)
Investments:
Fixed maturities	$364,280	$338,011
Equity securities	63,200	99,736
Limited partnerships	59,864	80,884
Short-term and other	33,820	44,768
	521,164	563,399
Cash and cash equivalents	16,657	82,137
Accounts receivable--less allowance (2008, $650; 2007, $820)	29,701	33,412
Accrued investment income	5,019	4,762
Reinsurance recoverable	159,989	132,811
Prepaid reinsurance premiums	4,914	5,844
Deferred policy acquisition costs	2,326	3,193
Property and equipment--less accumulated depreciation
(2008, $9,003; 2007, $7,676)	11,582	9,265
Notes receivable from employees	2,199	2,228
Other assets	13,602	5,782
Deferred federal income taxes	10,590	--
	$777,743	$842,833
Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$389,558	$378,616
Unearned premiums	17,183	22,678
	406,741	401,294
Reinsurance payable	2,862	7,261
Short-term borrowings	9,000	--
Accounts payable and other liabilities	27,076	31,874
Current federal income taxes	1,997	10,568
Deferred federal income taxes	--	11,118
	447,676	462,115
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2008, 2,623,109; 2007, 2,650,059 shares	112	113
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2008, 12,163,251; 2007, 12,592,555	519	537
Additional paid-in capital	46,312	47,899
Unrealized net gains on investments	19,410	36,876
Retained earnings	263,714	295,293
	330,067	380,718
	$777,743	$842,833

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2008		2007	2006
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned		$182,299	$179,065	$169,766
Net investment income		17,063	19,595	19,548
Net realized gains (losses) on investments		(47,749)	40,096	17,064
Commissions and other income		5,317	5,007	6,691
		156,930	243,763	213,069
Expenses:
Losses and loss expenses incurred		115,752	107,781	112,604
Other operating expenses		58,577	56,330	47,455
		174,329	164,111	160,059
Income (loss) before federal income taxes		(17,399)	79,652	53,010

Federal income taxes (benefits)		(9,686)	24,521	14,825
Net income (loss)		$(7,713)	$55,131	$38,185

Per share data:
Diluted earnings	$	( .51)	$3.63	$2.54

Basic earnings	$	( .51)	$3.63	$2.54

Dividends		$1.00	$1.65	$2.55

Consolidated Statements of Changes in Equity Other Than Capital
Baldwin & Lyons, Inc. and Subsidiaries

	2008	2007	2006
	(dollars in thousands)
Balances at beginning of year:
Retained earnings	$295,293	$264,060	$264,719
Unrealized gains on investments	36,876	47,229	42,440
	332,169	311,289	307,159

Changes arising from income-producing activities:
Net income (loss)	(7,713)	55,131	38,185

Gains (losses) on investments:
Pre-tax holding gains (losses) on debt and equity securities
arising during period	(41,058)	1,027	13,241
Federal income taxes	(14,370)	359	4,634
	(26,688)	668	8,607

Pre-tax gains (losses) on debt and equity securities
included in net income (loss) during period	(14,188)	16,955	5,874
Federal income taxes	(4,966)	5,934	2,056
	(9,222)	11,021	3,818

Change in unrealized gains (losses) on investments	(17,466)	(10,353)	4,789

Foreign exchange adjustment	(1,468)	1,164	(20)

Comprehensive income - total realized and
unrealized income (loss)	(26,647)	45,942	42,954

Other changes affecting retained earnings:
Cash dividends paid to shareholders	(15,096)	(25,062)	(38,435)
Cost of treasury shares in excess of original issue proceeds	(7,302)	—	(389)
	(22,398)	(25,062)	(38,824)
Total changes	(49,045)	20,880	4,130

Balances at end of year:
Retained earnings	263,714	295,293	264,060
Unrealized gains on investments	19,410	36,876	47,229
	$283,124	$332,169	$311,289

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries
	2008	2007	2006
	(dollars in thousands)
Operating activities
Net income (loss)	$(7,713)	$55,131	$38,185
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Change in accounts receivable and unearned premium	(165)	(4,891)	(5,262)
Change in accrued investment income	(257)	247	(1,496)
Change in reinsurance recoverable on paid losses	(3,453)	4,921	(619)
Change in losses and loss expenses reserves net of reinsurance	(12,786)	(5,097)	7,767
Change in other assets, other liabilities and current income tax	(20,011)	5,376	(10,458)
Amortization of net policy acquisition costs	20,353	18,941	12,950
Net policy acquisition costs deferred	(19,485)	(17,392)	(13,316)
Provision for deferred income taxes	(14,129)	5,620	2,222
Bond amortization	3,427	2,453	2,295
(Gain) loss on sale of property	(17)	35	(20)
Depreciation	2,976	2,337	1,953
Net (gain) loss on investments	47,749	(40,096)	(17,064)
Excess tax benefit related to stock options	—	(253)	(604)
Compensation expense related to discounted stock options	—	—	20
Net cash provided by (used in) operating activities	(3,511)	27,332	16,553

Investing activities
Purchases of fixed maturities and equity securities	(276,737)	(232,147)	(246,679)
Purchases of limited partnership interests	(16,199)	(5,995)	(4,957)
Proceeds from maturities	31,623	164,739	112,095
Proceeds from sales of fixed maturities	161,814	44,508	37,774
Proceeds from sales of equity securities	45,813	55,866	33,153
Net sales (purchases) of short-term investments	10,972	14,557	(8,265)
Distributions from limited partnerships	3,657	5,565	3,562
Purchase of Transport Insurance Agency	(2,661)	—	—
Decrease in principal of notes receivable from employees	29	110	15
Purchases of property and equipment	(5,348)	(6,225)	(3,000)
Proceeds from disposals of property and equipment	72	935	116
Net cash provided by (used in) investing activities	(46,965)	41,913	(76,186)

Financing activities
Dividends paid to shareholders	(15,096)	(25,062)	(38,435)
Proceeds from sale of common stock	—	2,211	6,804
Excess tax benefit related to stock options	—	253	604
Drawings on line of credit	9,000	—	—
Cost of treasury shares	(8,908)	—	(401)
Net cash used in financing activities	(15,004)	(22,598)	(31,428)
Increase (decrease) in cash and cash equivalents	(65,480)	46,647	(91,061)
Cash and cash equivalents at beginning of year	82,137	35,490	126,551
Cash and cash equivalents at end of year	$16,657	$82,137	$35,490

Notes to Consolidated Financial Statements

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands, except per share data)

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

Investments: Carrying amounts for fixed maturity securities (bonds and notes) represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities (common stocks) are carried at quoted market prices (fair value). Limited partnerships are accounted for using the equity method with the corresponding change in value recorded as a component of net gains or losses on investments. Other investments are carried at either market value or cost, depending on the nature of the investment. All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity unless a decline in value is determined to be other-than-temporary, in which case, the loss is charged to income. In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost. For any security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without subjective evaluation as to possible future recovery. Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold. Although the Company has classified fixed maturity investments as available for sale, it has the ability to, and generally does, hold its fixed maturity investments to maturity. Short-term investments are carried at cost which approximates their fair values. Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.

Property and Equipment: Property and equipment is carried at cost. Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets: Goodwill is not amortized. It is instead tested for impairment in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, at the reporting-unit level. Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the indefinite-lived intangible asset to its carrying amount. Other acquired intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset. In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.

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

Note A - Significant Accounting Policies (continued)

Recognition of Revenue and Costs: Premiums are earned over the period for which insurance protection is provided. A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods. Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned. The Company does not defer acquisition costs which are not directly variable with the production of premium. If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency. In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency. Anticipated investment income is considered in determining recoverability of deferred acquisition costs.

Reinsurance: Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other insurers have been reported as a reduction of premium earned. Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets. Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods. Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods. Estimates of reinstatement premiums on property reinsurance contracts covering catastrophic events are recorded concurrently with the related loss.

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

The Company accounts for foreign and domestic property reinsurance using the periodic method. Under the periodic method, premiums from foreign property reinsurance are recognized as revenue ratably over the contract term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

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

Share-Based Payments: The Company uses a “Black-Scholes” option pricing model to value options granted to employees and non-employee directors in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, adopted January 1, 2006 with no material effect. Compensation costs for all share-based awards to employees and non-employee directors are measured based on the grant date fair value of the award and are recognized over the period(s) during which the employee or non-employee director is required to perform service in exchange for the award (the vesting period).

Earnings Per Share: Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of options outstanding. Basic earnings per share are presented exclusive of the effect of options outstanding. See Note K - Earnings Per Share.

Note A - Significant Accounting Policies (continued)

Comprehensive Income: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders’ equity. Foreign exchange adjustments are generally not material and the Company has no defined benefit pension plan.

The enclosed Statement of Changes in Equity Other Than Capital refers to items of other comprehensive income as Change in unrealized gains (losses) on investments and Foreign exchange adjustment. A reclassification adjustment to other comprehensive income is made for Gains during period included in net income.

Reclassification: Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments
The following is a summary of investments at December 31:

		Cost or	Gross	Gross	Net
	Fair	Amortized	Unrealized	Unrealized	Unrealized
	Value	Cost	Gains	Losses	Gains (Losses)
2008:
U.S. government obligations	$26,560	$26,050	$510	$—	$510
Mortgage-backed securities	13,490	13,813	157	(480)	(323)
Obligations of states and
political subdivisions	267,152	263,026	5,132	(1,006)	4,126
Corporate securities	51,103	48,793	3,520	(1,210)	2,310
Foreign government obligations	5,975	5,867	108	—	108
Total fixed maturities	364,280	357,549	9,427	(2,696)	6,731
Equity securities	63,200	40,071	27,415	(4,286)	23,129
Limited partnerships	59,864	59,864	—	—	—
Short-term	33,820	33,820	—	—	—
Total available-for-sale securities	$521,164	$491,304	$36,842	$(6,982)	29,860
		Applicable federal income taxes			(10,450)
		Net unrealized gains — net of tax			$19,410
2007:
U.S. government obligations	$27,484	$27,222	$267	$(5)	$262
Mortgage-backed securities	16,153	16,226	58	(131)	(73)
Obligations of states and
political subdivisions	280,665	278,752	2,337	(424)	1,913
Corporate securities	5,791	5,696	105	(10)	95
Foreign government obligations	7,918	7,868	50	—	50
Total fixed maturities	338,011	335,764	2,817	(570)	2,247
Equity securities	99,736	45,251	55,885	(1,400)	54,485
Limited partnerships	80,884	80,884	—	—	—
Short-term	44,768	44,768	—	—	—
Total available-for-sale securities	$563,399	$506,667	$58,702	$(1,970)	56,732
		Applicable federal income taxes			(19,856)
		Net unrealized gains — net of tax			$36,876

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2008			2007
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months of less	47	$80,993	$(2,675)	15	$22,051	$(476)
Greater than 12 months	6	1,812	(21)	9	7,551	(94)
Total fixed maturities	53	82,805	(2,696)	24	29,602	(570)
Equity securities:
12 months of less	33	11,362	(3,085)	15	9,194	(1,230)
Greater than 12 months	14	5,845	(1,201)	3	1,165	(170)
Total equity securities	47	17,207	(4,286)	18	10,359	(1,400)
Total fixed maturity and equity securities	100	$100,012	$(6,982)	42	$39,961	$(1,970)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by recent financial market turmoil. The largest unrealized loss for any individual issue is approximately 12% of original or adjusted cost and the average unrealized loss for all fixed maturity securities in a loss position at December 31, 2008 is approximately 3% of original or adjusted cost. The Company has the ability and intent to hold these fixed maturity securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2008.

The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amoritzed Cost
One year or less	$ 121,850	$ 118,399
Excess of one year to five years	179,253	176,005
Excess of five years to ten years	30,148	29,731
Excess of ten years	19,539	19,601
Total maturities	350,790	343,736
Mortgage-backed securities	13,490	13,813
	$ 364,280	$ 357,549

Major categories of investment income for the years ended December 31 are summarized as follows:

		2008	2007	2006
Fixed maturities		$14,417	$14,329	$12,511
Equity securities		1,712	1,866	1,719
Money market funds		1,332	2,613	3,882
Short-term and other		1,649	2,602	3,087
		19,110	21,410	21,199
Investment expenses		(2,047)	(1,815)	(1,651)
	Net investment income	$17,063	$19,595	$19,548

Note B – Investments (continued)

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended  December 31 are summarized below:

	2008	2007	2006
Fixed maturities:
Gross gains	$3,333	$536	$157
Gross losses	(6,806)	(680)	(714)
Net gains (losses)	(3,473)	(144)	(557)

Equity securities:
Gross gains	4,463	19,293	10,226
Gross losses	(12,943)	(2,483)	(3,795)
Net gains (losses)	(8,480)	16,810	6,431

Limited partnerships - net gain (loss)	(33,562)	23,141	11,190

Other - net gain (loss)	(2,234)	289	—
Total net gains (losses)	$(47,749)	$40,096	$17,064

The 2008 net losses from limited partnerships, as shown in the above table, include approximately $37,000 of unrealized losses as reported in the net loss of the various partnerships. Shareholders’ equity includes approximately $8,000, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2008.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include  adjustments for other-than-temporary impairment for the years ended December 31 and is summarized as follows:

	2008	2007	2006
Cumulative charges to income at beginning of year	$2,734	$3,717	$5,070
Writedowns based on objective criteria	11,881	593	1,423
Recovery of prior writedowns upon sale or disposal	(2,917)	(1,576)	(2,776)
Cumulative charges to income at end of year	$11,698	$2,734	$3,717
Net pre-tax realized gain (loss)	$(8,964)	$983	$1,353
Addition (reduction) to earnings per share from net pre-tax realized gain (loss)	($ .39)	$.04	$.06
Unrealized gain on investments previously
written down at end of the year - see note below	$7,211	$4,878	$6,428

Note: Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment is disposed of.

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal. Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported. The Company has commitments to contribute an additional $2,500 to various limited partnerships as of December 31, 2008.

Note B – Investments (continued)

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate estimated market value of $29,878 at December 31, 2008, that are managed by organizations in which two directors of the Company are executive officers, directors and owners. The Company’s ownership interest in these limited partnerships ranges from 3% to 24%. These limited partnerships added $28,502, net of fees, to investment losses in 2008, and $19,177 and $7,942, net of fees, to investment gains in 2007 and 2006, respectively. During 2008, 2007 and 2006, the Company has recorded management fees of $781, $765 and $604, respectively, and performance-based fees of $0, $4,902 and $1,587, respectively, to these organizations for management of these limited partnerships. The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which a director of the Company is an executive officer and owner. This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $1,865 and $17,467, respectively, at December 31, 2008. The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments. Total commissions and fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $171, $170 and $148 during 2008, 2007 and 2006, respectively.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $26,023 at December 31, 2008.

Short-term investments at December 31, 2008 include $3,000 in foreign time certificates of deposit.

The Company’s limited partnerships include one significant investment accounted for using the equity method. This limited partnership investment’s value as of December 31, 2008 and 2007 was $18,761 and $44,716, respectively. At December 31, 2008, the Company’s estimated ownership interest in this limited partnership investment was less than 4%.

The Company’s share of earnings from this limited partnership investment was as follows for the years ended December 31:

	2008	2007	2006
Estimated realized income	$670	$4,241	$971
Estimated unrealized income (loss)	(26,625)	12,983	5,566
Net earnings (losses)	$(25,955)	$17,224	$6,537

The summarized financial information of the significant limited partnership investment as of and for the years ended  December 31 is as follows:

	2008	2007
Total assets	$582,920	$1,466,882
Total partners' capital	550,840	1,389,232
Net increase (decrease) in partners' capital resulting from operations	(858,680)	666,966

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance, unless otherwise indicated for the years ended December 31:

	2008	2007	2006
Reserves at the beginning of the year	$244,500	$249,495	$242,130

Provision for losses and loss expenses:
Claims occurring during the current year	132,829	129,065	129,551
Claims occurring during prior years	(17,077)	(21,284)	(16,947)
Total incurred	115,752	107,781	112,604

Loss and loss expense payments:
Claims occurring during the current year	51,649	53,820	45,658
Claims occurring during prior years	76,970	58,956	59,581
Total paid	128,619	112,776	105,239

Reserves at the end of the year	231,633	244,500	249,495

Reinsurance recoverable on unpaid losses at the end of the year	157,925	134,116	159,917

Reserves, gross of reinsurance
recoverable, at the end of the year	$389,558	$378,616	$409,412

The table above shows that a savings of $17,077 developed during 2008 in the settlement of claims occurring on or before December 31, 2007, with similar savings developed during the prior two calendar years on losses occurring on or before years ended December 31, 2006 and 2005. These savings are the result of the settlement of claims at amounts lower than previously reserved and changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2008	2007	2006
Retrospectively-rated direct business	$336	($1,078)	($7,171)
Other direct business	(17,177)	(16,038)	(7,955)
Reinsurance assumed	(205)	(4,112)	(1,288)
Involuntary residual markets	(31)	(56)	(533)
Totals	($17,077)	($21,284)	($16,947)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures. Reserve savings developed related to retrospectively-rated business resulted in the concurrent recording of return premiums of approximately $662 and $4,738 for the years ended December 31, 2007 and 2006, respectively. Conversely, the deficiency on retrospectively-rated business recorded in 2008 related to approximately $100 of additional premium. As more fully discussed in Note D, the Company increased its per occurrence retention of risk related to transportation liability business during the period 2001 to 2006. The increased net retention per occurrence is reflected in the increasingly favorable developments on other direct business during 2008, 2007 and 2006. These trends were considered in the establishment of the Company’s reserves at December 31, 2008 and 2007.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001. Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves. The Company has paid $11.1 million to date and carries a remaining reserve of $8.9 million at December 31, 2008.

Note C - Loss and Loss Expense Reserves (continued)

The Company participates in mandatory residual market pools in various states. The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2008 and 2007, loss reserves have been reduced by approximately $5,342 and $5,591, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $5,119 and $4,069 at December 31, 2008 and 2007, respectively.

Note D – Reinsurance

The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements. Risks are reinsured with other companies to permit the recovery of a portion of related direct losses. Management determines the amount of net exposure it is willing to accept generally on a product line basis. Certain treaties covering fleet transportation include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty. In these cases, the Company retains a higher percentage of the direct premium in consideration of the deductible provisions. The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

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

The following table summarizes the magnitude of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2008	2007	2006	2008	2007	2006
Direct	$182,810	$176,233	$184,538	$188,285	$185,781	$182,077
Ceded on direct	(39,828)	(32,980)	(24,836)	(41,214)	(35,294)	(27,320)
Net on direct	142,982	143,253	159,702	147,071	150,487	154,757

Assumed	39,132	31,134	12,526	40,528	33,378	15,009
Ceded on assumed	(5,300)	(4,800)	—	(5,300)	(4,800)	—
Net on assumed	33,832	26,334	12,526	35,228	28,578	15,009
Net	$176,814	$169,587	$172,228	$182,299	$179,065	$169,766

Net losses and loss expenses incurred for 2008, 2007 and 2006 have been reduced by ceded reinsurance recoveries of approximately $53,398, $4,981 and $14,026, respectively. The increase in 2008 recoveries is a result of the Company having reached its annual aggregate deductible on one of its reinsurance treaties. Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material.

Net losses and loss expenses incurred for 2008, 2007 and 2006 include approximately $22,003, $14,638 and $2,623, respectively, relating to property reinsurance from non-affiliated insurance or reinsurance companies, including involuntary residual market pools. The assumed reinsurance losses in 2008 and 2007 reflect an overall increase in the Company’s reinsurance assumed portfolio.

Note D – Reinsurance (continued)

Components of reinsurance recoverable at December 31 are as follows:

	2008	2007
Unpaid losses and loss expenses, net of valuation allowance	$155,455	$131,727
Paid losses and loss expenses	4,531	1,079
Unearned premiums	3	5
	$159,989	$132,811

Note E - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$10,450	$19,856
Limited partnership investments	—	10,632
Deferred acquisition costs	814	1,118
Other	1,891	1,562
Total deferred tax liabilities	13,155	33,168

Deferred tax assets:
Loss and loss expense reserves	15,575	17,755
Limited partnership investments	2,420	—
Unearned premiums discount	1,203	1,587
Other-than-temporary investment declines	4,094	957
Deferred compensation	228	1,540
Other	225	211
Total deferred tax assets	23,745	22,050

Net deferred tax assets (liabilities)	$10,590	$(11,118)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2008	2007	2006
Statutory federal income rate applied to pretax income (loss)	$(6,090)	$27,878	$18,553
Tax effect of (deduction):
Tax-exempt investment income	(3,649)	(3,298)	(2,313)
Net addition to (reduction of) tax positions	(192)	125	(1,617)
Other	245	(184)	202
Federal income tax expense (benefit)	$(9,686)	$24,521	$14,825

Note E - Income Taxes (continued)

 Federal income tax expense consists of the following:

	2008	2007	2006
Taxes (credits) on pre-tax income (loss):
Current	$4,443	$18,901	$12,603
Deferred	(14,129)	5,620	2,222
	$(9,686)	$24,521	$14,825

The components of the provision for deferred federal income taxes (credits) are as follows:

	2008	2007	2006
Limited partnerships	$(13,052)	$5,354	$1,871
Discounts of loss and loss expense reserves	354	32	92
Unearned premium discount	384	663	(172)
Deferred compensation	1,310	(508)	(149)
Other-than-temporary investment declines	(3,137)	344	474
Other	12	(265)	106
Provision for deferred federal income tax	$(14,129)	$5,620	$2,222

Cash flows related to federal income taxes paid, net of refunds received, for 2008, 2007 and 2006 were $11,186, $14,502 and $16,097, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2008. As of December 31, 2008, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

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

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate. Amounts accrued for the payment of interest at December 31, 2008 and December 31, 2007 were not material.

A reconciliation of the beginning and ending amounts of unrecognized federal income taxes (credits) is as follows:

	2008	2007
Balance at January 1	$7,781	$10,301
Reductions for tax positions of the current year	(271)	(142)
Reductions for tax positions of prior years	(1,441)	(2,378)
Settlements with tax authorities	(114)	—
Balance at December 31	$5,955	$7,781

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:

	Class A		Class B		Additional Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2006	2,666,666	$114	12,135,671	$518	$38,894
Stock options issued	—	—	—	—	20
Stock options exercised	—	—	349,534	15	6,789
Treasury shares purchased	(16,607)	(1)	—	—	(11)
Balance at December 31, 2006	2,650,059	113	12,485,205	533	45,692
Stock options exercised	—	—	107,350	4	2,207
Balance at December 31, 2007	2,650,059	113	12,592,555	537	47,899
Treasury shares purchased	(26,950)	(1)	(429,304)	(18)	(1,587)
Balance at December 31, 2008	2,623,109	$112	12,163,251	$519	$46,312

The Company’s Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders’ equity at December 31, 2008 includes $330,677 representing GAAP shareholder’s equity of insurance subsidiaries, of which $39,803 may be transferred by dividend or loan to the parent company during calendar year 2009 with proper notification to, but without approval from, regulatory authorities. An additional $204,135 of shareholder’s equity of such insurance subsidiaries may be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Note G – Other Operating Expenses

 Details of other operating expenses for the years ended December 31:

	2008	2007	2006
Amortization of deferred policy acquisition costs	$23,437	$20,985	$14,155
Other underwriting expenses	19,745	21,688	18,789
Expense allowances from reinsurers	(3,084)	(2,044)	(1,205)
Total underwriting expenses	40,098	40,629	31,739
Operating expenses of non-insurance companies	18,479	15,701	15,716
Total other operating expenses	$58,577	$56,330	$47,455

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (“the Plan”) which covers nearly all employees who have completed one year of service. The Company’s contributions to the Plan for 2008, 2007 and 2006 were $1,183, $1,132, and $1,137, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase. No shares have ever been repurchased under the 1981 Plan. At December 31, 2008 there were 124,379 shares (Class A) and 380,833 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains two stock option plans which are described below. Compensation cost charged against income for those plans was $0, $0, and $20, for 2008, 2007, and 2006, respectively.

Note I - Stock Purchase and Option Plans (continued)

Director Option Plan:

Under the Director Option Plan (the Director Plan), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors. Approximately 167,000 shares of Class B common stock are available for future grants. No options were granted to directors during 2008 and 2007. Additionally, no discounted options were outstanding at December 31, 2008 and 2007. Prior to May, 2005, discounted options were granted to non-employee directors in lieu of cash directors’ fees. During 2006, all market value options were terminated, without compensation to the directors, and all subsequent directors’ fees have been paid in cash. The total intrinsic value of options exercised during 2006 was $484. No options were outstanding or exercised during 2007 or 2008.

Employee Option Plan:

Under the Employee Option Plan (the Employee Plan), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees. Approximately 259,000 shares of Class B common stock are available for future grants. No options were granted to employees during the three year period ended December 31, 2008 and no options remained outstanding at December 31, 2008 and 2007. Additionally, there were no option exercises during 2008. During 2007 and 2006, all options were exercised at $20.60 per share. The total intrinsic value of options exercised during 2007 and 2006 was $722 and $1,684, respectively. No options were outstanding or exercised during 2008.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2007 and 2006 was $2,211, and 6,804, respectively. The federal tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $253 and $759, respectively, for the years ended December 31, 2007 and 2006. Under the terms of the Employee Plan, $253 and $589, respectively, of tax benefits realized were passed on to employees in the form of cash for the years ended December 31, 2007 and 2006.

The Company’s policy is to issue new shares to satisfy share option exercises.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. Principal and interest totaling $2,199 and $2,228 relating to such loans was outstanding at December 31, 2008 and 2007, respectively. Loans carry interest rates ranging from 4.75% to 6%, payable annually. The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue. This loan program was terminated in 2002.

Note J - Reportable Segments

The Company has two reportable business segments in its operations: property and casualty insurance and property reinsurance. Previously, the Company had four reportable business segments: fleet trucking, small fleet trucking, private passenger automobile and reinsurance assumed. As of July 1, 2008, the Company completed a restructuring of internal product management whereby divisions, which constituted the previously reported segments other than reinsurance assumed, were eliminated and all functional operations of the Company were vertically integrated. As such, the management of all directly produced property and casualty insurance business is managed as a single segment. Accordingly, the Company has revised its operating segments to reflect the new management structure for all periods presented. Management believes this segment structure better reflects the current operations and future business plan of the Company. Amounts applicable to the historical fleet trucking, small fleet trucking, private passenger automobile segments as well as the all other category, consisting of residual market assignments and discontinued products, for the current and prior periods have been reclassified into the property and casualty insurance segment. The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies. In addition, personal automobile products are provided to individuals. The property reinsurance segment, formerly known as reinsurance assumed accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

Note J - Reportable Segments (continued)

The Company evaluates performance and allocates resources based on past or expected results from insurance underwriting operations before income taxes. Underwriting gain or loss does not include net investment income or gains or losses on the Company’s investment portfolio. All investment-related revenues are managed at the corporate level. Underwriting gain or loss for the property and casualty insurance segment includes revenue and expense from the Company’s agency operations since the agency operations serve as a primary direct marketing facility for this segment. Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments. The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

The following table provides certain profit and loss information for each reportable segment for the years ended

December 31:

		2008	2007	2006
Direct and assumed premium written:
Property and casualty insurance		$182,810	$176,233	$184,338
Property reinsurance		39,132	31,134	12,726
	Totals	$221,942	$207,367	$197,064
Net premium earned:
Property and casualty insurance		$147,071	$150,487	$154,757
Property reinsurance		35,228	28,578	15,009
	Totals	$182,299	$179,065	$169,766
Underwriting gain
Property and casualty insurance		$20,022	$26,654	$19,452
Property reinsurance		6,718	5,554	6,933
	Totals	$26,740	$32,208	$26,385

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

	2008	2007	2006
Profit:
Underwriting gain	$26,740	$32,208	$26,385
Net investment income	17,063	19,595	19,548
Net realized gains (losses) on investments	(47,749)	40,096	17,064
Corporate expenses	(13,453)	(12,247)	(9,987)
Income (loss) before federal income taxes	$(17,399)	$79,652	$53,010

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda. Canadian and Bermuda operations are currently not significant.

One customer of the property and casualty insurance segment represents approximately $13,773, $13,772 and $69,636 of the Company’s consolidated direct and assumed premium written in 2008, 2007 and 2006, respectively. An additional $99,589, $80,080 and $0 for 2008, 2007 and 2006, respectively, is placed with the Company by a non-affiliated broker on behalf of this same customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
Average share outstanding for basic earnings per share	15,080,149	15,175,074	15,004,377
Dilutive effect of options	—	14,269	43,094
Average shares outstanding for diluted earnings per share	15,080,149	15,189,343	15,047,471

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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2008, the Company held collateral in the aggregate amount of $214,264.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible hat have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date. In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of the insured’s default. Periodic audits are conducted by the Company to evaluate its exposure and the collateral required. If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately. Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default. Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, the Company’s largest customer, and in the event of that customer’s default, such default may have a material adverse impact on the Company. The Company estimates its uncollateralized exposure related to this Fortune 500 company to be as much as 32% of shareholders’ equity at December 31, 2008.

In addition, the Company’s balance sheet includes paid and unpaid amounts recoverable from reinsurers under various agreements totaling $159,989 at December 31, 2008, as more fully discussed in Note D - Reinsurance. With minor exception, these recoverables are uncollateralized. The three largest estimated amounts due from individual reinsurers were $23,773, $18,631 and $18,083 at December 31, 2008. Included in the total recoverable amount are case basis and estimated IBNR losses of approximately $6,907 due from Converium Insurance (North America) Inc., which reported substantial reserve strengthening and/or impairment of assets in 2005 which have negatively affected their reported financial position. All amounts due from this reinsurer on paid claims as of December 31, 2008 are current and the Company has no information at this time to indicate that all obligations of this reinsurer will not be met.

Investments in limited partnerships include an aggregate of $29,878 invested in three related partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon North American Opportunity Fund.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500 which includes a post closing purchase price adjustment related to minimum working capital requirements. TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies. TIA is part of the Company’s property and casualty insurance segment and is not expected to have any material effect on results of operations, liquidity or capital resources. As part of the purchase, the Company recorded goodwill of $3,221 and intangible assets related to customer relationships and employment agreements of $179 with are included in Other Assets in the consolidated balance sheet. During 2008, the Company had amortization of intangible assets of $8. The Company had no goodwill, intangible assets and related amortization prior to 2008.

Note N – Debt

The Company has $9,000 outstanding as of December 31, 2008 under the Company’s revolving line of credit at variable interest rates detailed below. No borrowings were outstanding against this line at December 31, 2007. The Company has $11,000 remaining unused under the revolving line of credit. The $9,000 of borrowings was used principally for treasury stock repurchases.

				Interest
Description	Maturity	2008	2007	Rate
Revolving line of credit	June 23, 2011	$ 5,000,000	$ -	0.97%
Revolving line of credit	June 23, 2011	4,000,000	-	4.03%
Total Debt		$ 9,000,000	$ -

Note O – Fair Value

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. The Company adopted SFAS 157, effective January 1, 2008 for financial assets and liabilities. The FASB has deferred the implementation of the provisions of SFAS 157 relating to certain nonfinancial assets and liabilities until January 1, 2009. SFAS 157 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities	$364,280	$—	$364,280	$—
Equity securities	63,200	63,200	—	—
Short term	33,820	2,964	30,856	—
Cash equivalents	24,327	—	24,327	—
	$485,627	$66,164	$419,463	$—

Note O - Fair Value (continued)

Level inputs, as defined by SFAS No. 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the year ended December 31:

2008
Beginning of period	$—
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	(2,234)
Included in other comprehensive income	—
Purchases, issuances, and settlements	2,234
Transfers in and/or out of Level 3	—
End of period	$—

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115, to permit an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. The fair value option may be applied on an instrument-by-instrument basis, is irrevocable and is to be applied to entire instruments and not portions thereof. The Company did not elect the fair value option. SFAS No. 159 did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Note P - New Accounting Pronouncements

In December 2007, Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption. SFAS 141(R) is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

Note Q - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:

	Results by Quarter
	2008				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Net premiums earned	$45,087	$46,902	$43,579	$46,730	$44,175	$44,817	$44,601	$45,472
Net investment income	4,200	4,195	4,372	4,296	4,846	4,882	5,040	4,827
Net gains (losses) on investments	(13,575)	(2,960)	(15,965)	(15,249)	474	8,772	6,421	24,429
Losses and loss expenses incurred	29,461	26,462	30,427	29,402	26,892	24,493	24,949	31,447

Net income (loss)	(4,608)	6,307	(7,270)	(2,142)	8,211	14,792	11,714	20,414

Net income (loss) per share - diluted	$(.30)	$.41	$(.48)	$(.14)	$.54	$.98	$.77	$1.34

Note R - Statutory (Unaudited)

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $19,064 $35,605 and $26,632 for 2008, 2007 and 2006, respectively. Consolidated statutory surplus for these subsidiaries was $315,529 and $360,965 at December 31, 2008 and 2007, respectively.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $86,739 at December 31, 2008.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                     ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company’s management, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Baldwin & Lyons, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

March 16, 2009

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

The following summary sets forth certain information concerning the Company’s executive officers:

Served in
Such Capacity

Name	Age	Title	Since
Gary W. Miller	68	Chairman and CEO	1997
Joseph J. DeVito	57	President and COO	2007 (1)
G. Patrick Corydon	60	Executive Vice President and CFO	1979 (2)
Craig C. Morfas	50	Vice President and Secretary	2008 (3)

Mark L. Bonini	50	Vice President	2001

(1) Mr. DeVito was elected President and Chief Operating Officer in February, 2007. He was electeD

     Executive Vice President in 2001 and has served in similar capacity since 1986.

(2) Mr. Corydon was elected Executive Vice President in 2008.

(3) Mr. Morfas was elected Vice President of the Company in 2007 and Secretary of the Company in 2008.

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

Consolidated Balance Sheets - December 31, 2008 and 2007
Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2008,
2007 and 2006
Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
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
Schedule IV--Reinsurance

Schedule VI--Supplemental Information Concerning Property/Casualty Insurance Operations

All other schedules to the consolidated financial statements required by Article 7 and Article 5 of Regulation S- X are not required under the related instructions or are inapplicable and therefore have been omitted.

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(3) (Articles of Incorporation & By Laws)

EXHIBIT 3(i) –

Articles of Incorporation of Baldwin & Lyons, Inc., as amended (Incorporated as an exhibit by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986)

EXHIBIT 3(ii)-- By-Laws of Baldwin & Lyons, Inc., as restated (Incorporated as an exhibit by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 4, 2004)
(10) (Material Contracts)	EXHIBIT 10(a)-- 1981 Employee Stock Purchase Plan (Incorporated as an exhibit by reference to Exhibit A to the Company’s definitive Proxy Statement for its Annual Meeting held May 5, 1981)

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

(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32.1-- Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350
EXHIBIT 32.2-- Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2008 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 64 through 70 of this report.

SCHEDULE I – SUMMARY OF INVESTMENTS-

OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D
Type of Investment	Cost	Fair Value	Amount At Which Shown In The Balance Sheet (A)

Fixed Maturities:
Bonds:
U.S. government and government
agencies and authorities	$26,050	$26,560	$26,560
Mortgage backed securities	13,813	13,490	13,490
States, municipalities and
political subdivisions	263,026	267,152	267,152
Foreign governments	5,867	5,975	5,975
Public utilities	3,026	3,023	3,023
All other corporate bonds	45,767	48,080	48,080
Total fixed maturities	357,549	364,280	364,280

Equity Securities:
Common Stocks:
Banks, trust and insurance companies	4,078	8,308	8,308
Industrial, miscellaneous and all other	35,993	54,892	54,892
Total equity securities	40,071	63,200	63,200

Limited partnerships	59,864	59,864	59,864

Short-term:
Certificates of deposit	2,964	2,964	2,964
Commercial paper	30,856	30,856	30,856
Total short-term and other	33,820	33,820	33,820
Total investments	$491,304	$521,164	$521,164

(A)

All securities are presented at fair value in the financial statements. Investments presented above do not include $24,327 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc.

Condensed Balance Sheets

	December 31
	2008	2007
Assets
Investment in subsidiaries	$334,087	$370,371
Due from affiliates	2,446	3,798
Investments other than subsidiaries:
Fixed maturities	11,243	10,116
Limited partnerships	915	1,267
	12,158	11,383
Cash and cash equivalents	5,727	11,514
Accounts receivable	6,696	7,280
Notes receivable from employees	2,199	2,228
Other assets	4,467	6,198
Total assets	$367,780	$412,772

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$14,009	$15,202
Deposits from insureds	12,041	11,677
Notes payable to bank	9,000	—
Current payable federal income taxes	129	—
Other liabilities	2,534	5,175
	37,713	32,054

Shareholders' equity:
Common stock:
Class A	112	113
Class B	519	537
Additional paid-in capital	46,312	47,899
Unrealized net gains on investments	19,410	36,876
Retained earnings	263,714	295,293
	330,067	380,718
Total liabilities and shareholders' equity	$367,780	$412,772

See notes to condensed financial statements

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc.

Condensed Statements of Operations

	Year Ended December 31
	2008	2007	2006
Revenue:
Commissions and service fees	$18,539	$16,514	$15,024
Dividends from subsidiaries	13,000	20,000	32,500
Net investment income	476	1,082	1,741
Net realized gains (losses) on investments	543	(58)	278
Other	657	1,576	135
	33,215	39,114	49,678

Expenses:
Salary and related items	12,946	13,337	11,426
Other	5,120	3,632	3,810
	18,066	16,969	15,236
Income before federal income taxes
and equity in undistributed
income of subsidiaries	15,149	22,145	34,442
Federal income taxes	671	687	95
	14,478	21,458	34,347
Equity in undistributed income (loss)
of subsidiaries	(22,191)	33,673	3,838
Net income (loss)	($7,713)	$55,131	$38,185

See notes to condensed financial statements

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc.

Condensed Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006

Net cash provided by operating activities	$15,072	$9,371	$21,299

Investing activities:
Purchases of long-term investments	(8,747)	(9,781)	(16,184)
Sales or maturities of long-term investments	7,552	9,331	13,298
Net sales of short-term investments	—	9,890	4,975
Decrease in notes receivable from employees	29	110	15
Distributions from limited partnerships	833	683	2,599
Net purchases of property and equipment	(751)	(2,274)	(824)
Purchase of Transport Insurance Agency	(3,500)	—	—
Other	73	925	111
Net cash provided by (used in) investing activities	(4,511)	8,884	3,990

Financing activities:
Dividends paid to shareholders	(15,096)	(25,062)	(38,435)
Drawings on line of credit	9,000	—	—
Stock option exercises and other	—	2,211	6,804
Cost of treasury shares	(8,908)	—	(401)
Capitalization of subsidiary	(1,344)	—	—
Net cash used in financing activities	(16,348)	(22,851)	(32,032)
Increase (decrease) in cash and cash equivalents	(5,787)	(4,596)	(6,743)
Cash and cash equivalents at beginning of year	11,514	16,110	22,853
Cash and cash equivalents at end of year	$5,727	$11,514	$16,110

See notes to condensed financial statements

Notes to Condensed Financial Statements – Basis of Presentation

The Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition. The Company’s share of net income of its subsidiaries is included in income using the equity method. These financial statements should be read in conjunction with the Company’s consolidated financial statements.

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Net Premium Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operaing Expenses	Net Premiums Written
						(A)	(A)		(A)(B)
Property/Casualty Insurance

2008	$2,326	$389,558	$17,183	——	$182,299	$17,063	$115,752	$23,437	$16,661	$176,814

2007	3,193	378,616	22,678	——	179,065	19,595	107,781	20,985	19,644	169,587

2006	4,742	409,412	32,145	——	169,766	19,548	112,604	14,155	17,584	172,228

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

SCHEDULE IV – REINSURANCE

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Direct Premiums	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net

Premiums Earned -
Property/casualty insurance:
Years Ended December 31:

2008	$188,285	$46,514	$40,528	$182,299	19.3

2007	185,781	40,094	33,378	179,065	16.0

2006	182,077	27,320	15,009	169,766	8.8

Note: Included in Ceded to Other Companies is $5,300, $4,800 and $0 for 2008, 2007 and 2006, respectively, relating to retrocessions associated with premiums assumed from other companies. Amount Assumed to Net percentage above removes the impact of this rectrocession.

SCHEDULE VI – SUPPLEMENTAL INFORMATION

CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K – Year Ended December 31, 2008

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	As of December 31				Year Ended December 31
							Claims and Claim Adjustment Expenses Incurred Related to
AFFILIATION WITH REGISTRANT	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any Deducted in Column C	Unearned Premiums	Earned Premiums	Net Investment Income	(1) Current Year	(2) Prior Years	Amorization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expeneses	Net Premiums Written
Consolidated Property/Casualty Subsidiaries:			(A)
2008	$ 2,326	$ 389,558	$ 5,342	$ 17,183	$ 182,299	$ 17,063	$ 132,829	$(17,077)	$ 23,437	$ 128,619	$ 176,814
2007	3,193	378,616	5,591	22,678	179,065	19,595	129,065	(21,284)	20,985	112,776	169,587
2006	4,742	409,412	4,883	32,145	169,766	19,548	129,551	(16,947)	14,155	105,239	172,228

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

BALDWIN & LYONS, INC.

March 24, 2009	By	/s/ Gary W. Miller
Gary W. Miller, Chairman and CEO
(Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 2009	By	/s/ Gary W. Miller
Gary W. Miller, Chairman and CEO
(Chief Executive Officer)

March 24, 2009	By	/s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 24, 2009	By	/s/ Joseph DeVito
Joseph DeVito, Director, President
and Chief Operating Officer

March 24, 2009	By	/s/ Stuart D. Bilton
Stuart D. Bilton, Director

March 24, 2009	By	/s/ Otto N. Frenzel
Otto N. Frenzel IV, Director

SIGNATURES (CONTINUED)

March 24, 2009	By	/s/ John M. O’Mara
John M. O’Mara, Director

March 24, 2009	By	/s/ Thomas H. Patrick
Thomas H. Patrick, Director

March 24, 2009	By	/s/ John Pigott
John Pigott, Director

March 24, 2009	By	/s/ Kenneth D. Sacks
Kenneth D. Sacks, Director

March 24, 2009	By	/s/ Nathan Shapiro
Nathan Shapiro, Director

March 24, 2009	By	/s/ Norton Shapiro
Norton Shapiro, Director

March 24, 2009	By	/s/ Robert Shapiro
Robert Shapiro, Director

March 24, 2009	By	/s/ Steven A. Shapiro
Steven A. Shapiro, Director

March 24, 2009	By	/s/ John D. Weil
John D. Weil, Director

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2008

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.

Form 10-K for the Fiscal Year

Ended December 31, 2008

INDEX TO EXHIBITS

Exhibit No.	Begins on sequential page number of Form 10-K

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

N/A
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	filed electronically herewith
EXHIBIT 23-- Consent of Ernst & Young LLP	filed electronically herewith

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	filed electronically herewith
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 32.1-- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 32.2-- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith