Form 10-Q
period 2009-03-31
BALDWIN & LYONS INC
filed 2009-05-06
CIK 9346

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

______________________________________________________

For Quarter Ended	Commission file number
March 31, 2009	0-5534

BALDWIN & LYONS, INC.

(Exact name of registrant as specified in its charter)

INDIANA	35-0160330
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1099 North Meridian Street, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ____	Accelerated filer	☒	Non-accelerated filer ____

Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING

Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,109,878

Index to Exhibits located on page 15.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	March 31	December 31
	2009	2008
Assets
Investments:
Fixed maturities	$353,791	$364,280
Equity securities	55,968	63,200
Limited partnerships	58,595	59,864
Short-term	18,280	33,820
	486,634	521,164
Cash and cash equivalents	37,454	16,657
Accounts receivable	29,167	29,701
Reinsurance recoverable	161,458	159,989
Notes receivable from employees	2,121	2,199
Deferred federal income taxes	13,983	10,590
Other assets	34,912	37,443
	$765,729	$777,743

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$377,876	$389,558
Reserves for unearned premiums	20,140	17,183
Short term borrowings	9,000	9,000
Accounts payable and accrued expenses	31,148	29,938
Current federal income taxes	1,916	1,997
	440,080	447,676
Shareholders' equity:
Common stock-no par value	629	631
Additional paid-in capital	46,117	46,312
Unrealized net gains on investments	14,459	19,410
Retained earnings	264,444	263,714
	325,649	330,067
	$765,729	$777,743

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2009	2008
Revenues
Net premiums earned	$44,164		$45,087
Net investment income	3,259		4,200
Net realized losses on investments	(1,232)		(13,575)
Commissions and other income	1,569		1,301
	47,760		37,013
Expenses
Losses and loss expenses incurred	23,888		29,461
Other operating expenses	16,916		15,640
	40,804		45,101
Income (loss) before federal income taxes	6,956		(8,088)
Federal income taxes (benefits)	1,515		(3,480)
Net income (loss)	$5,441	$	(4,608)

Per share data:
Basic and diluted earnings	$.37		$(.30)

Dividends paid to shareholders	$.25		$.25

Average shares outstanding - basic and diluted	14,767		15,243

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

Net cash used in operating activities	$(1,582)	$(6,274)
Investing activities:
Purchases of long-term investments	(41,502)	(149,244)
Proceeds from sales or maturities
or long-term investments	53,408	115,821
Net sales of short-term investments	15,541	23,815
Other investing activities	(494)	1,379
Net cash provided by (used in) investing activities	26,953	(8,229)
Financing activities:
Dividends paid to shareholders	(3,694)	(3,811)
Cost of treasury stock	(880)	—
Net cash used in financing activities	(4,574)	(3,811)
Increase (decrease) in cash and cash equivalents	20,797	(18,314)
Cash and cash equivalents at beginning of period	16,657	82,137
Cash and cash equivalents at end of period	$37,454	$63,823

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(dollars in thousands)

(1)Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Following is a summary of the components of net losses on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended
	March 31
	2009	2008
Realized net gains (losses) on the disposal of securities	$(316)	$(1,578)
Equity in earnings (losses) of limited partnership
investments (realized and unrealized)	(1,266)	(11,991)
Impairment:
Write-downs based upon objective criteria	(667)	(16)
Recovery of prior write-downs upon sale or disposal	1,017	10
Totals	$(1,232)	$(13,575)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net losses from limited partnerships for the quarter ending March 31, 2009 include an estimated $4.2 million of unrealized losses reported to the Company as part of the operations of the various limited partnerships. Shareholders’ equity at March 31, 2009 includes approximately $7.4 million, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance: The following table summarizes the Company’s transactions with reinsurers for the 2009 and 2008 comparative periods.

	2009	2008
Quarter ended March 31:
Premiums ceded to reinsurers	$11,953	$9,176
Losses and loss expenses ceded to reinsurers	9,376	171
Commissions from reinsurers	853	644

(4) Comprehensive Income or Loss: Net comprehensive income for the quarter ended March 31, 2009 was $154 and compares to net comprehensive loss of $7,598 for the quarter ended March 31, 2008.

(5) Reportable Segments: The Company has two reportable business segments in its operations: property and casualty insurance and property reinsurance. The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies. In addition, personal automobile products are provided to individuals. The property reinsurance segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

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

	2009			2008
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)
Three months ended March 31:
Property and Casualty Insurance	$49,236	$34,976	$5,501	$47,865	$37,277	$1,026
Property Reinsurance	9,839	9,188	3,275	8,015	7,810	3,746
Totals	$59,075	$44,164	$8,776	$55,880	$45,087	$4,772

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table reconciles reportable segment profit to the Company’s consolidated income (loss) before federal income taxes, respectively.

	Three Months Ended
	March 31
	2009	2008
Profit:
Underwriting gain	$8,776	$4,772
Net investment income	3,259	4,200
Net losses on investments	(1,232)	(13,575)
Corporate expenses	(3,847)	(3,485)
Income (loss) before federal income taxes	$6,956	$(8,088)

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Shareholders’ Equity: During the first three months of 2009, the Company purchased 53,373 shares of the Company’s Class B common stock in the open market for $880 ($16.48 average price per share).

(7) Loans to Employees: In 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market. Principal and interest totaling $2,121 relating to such loans remains outstanding at March 31, 2009 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date. The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) Debt: The Company has $9,000 outstanding as of both March 31, 2009 and December 31, 2008, under the Company’s revolving line of credit at variable interest rates detailed below. The Company has $11,000 remaining unused under the revolving line of credit. The $9,000 of borrowings was used principally for treasury stock repurchases.

Description	Maturity	March 31, 2009	December 31, 2008	Interest Rate
Revolving line of credit	June 23, 2011	$ 5,000,000	$ 5,000,000	1.02%
Revolving line of credit	June 23, 2011	4,000,000	4,000,000	4.03%
Total Debt	$ 9,000,000	$ 9,000,000

(9) Taxes: As of March 31, 2009, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(10) Fair Value: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable. SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings. The Company adopted SFAS 157, effective January 1, 2008 for financial assets and liabilities. The adoption of the provisions related to certain non-financial assets and liabilities had no impact on the financial position or results of operations at January 1, 2009. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at March 31, 2009 for assets measured at fair value on a recurring basis:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities	$ 353,791	$ -	$ 353,791	$ -
Equity securities	55,968	55,968	-	-
Short term	18,280	3,149	15,131	-
Cash equivalents	46,539	-	46,539	-
	$ 474,578	$ 59,117	$ 415,461	$ -

Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims. Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies. These programs vary significantly among products. For the first three months of 2009, the Company experienced negative cash flow from operations totaling $1.6 million which compares to negative cash flow from operations of $6.3 million generated during the first three months of 2008. The $4.7 million improvement in cash flow from the 2008 period is primarily due to higher gross premiums received, the timing of reinsurance payable payments and other payments. These increases were partially offset by a $9.1 million increase in loss payments related to the settlement of several large claims during the quarter.

For several years, the Company’s investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company’s fixed income (bond and short-term investment) portfolio was 2.5 years at March 31, 2009, which is substantially shorter than to the Company’s liability duration.

Financing activity for the first three months of 2009 included regular dividend payments of $3.7 million ($.25 per share), and the purchase of $.9 million of the Company’s common stock on the open market under the Company’s previously announced stock repurchase program.

The Company’s assets at March 31, 2009 included $46.5 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty. An additional $183.5 million of fixed maturity investments will mature within the twelve-month period following March 31, 2009. The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2009, $44.3 million may be transferred by dividend or loan to the parent company during the remainder of 2009 without approval by, or prior notification to, regulatory authorities. An additional $200.3 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical. The Company believes that these restrictions pose no material liquidity concerns to the Company. The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $3.1 million at March 31, 2009.

The Company’s annualized premium writing to surplus ratio for the first three months of 2009 was approximately 44%. Regulatory guidelines generally allow for writings of at least 100% of surplus. Accordingly, the Company could increase premium writings significantly with no need to raise additional capital. Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of First Quarter, 2009 to First Quarter, 2008

Net premiums earned during the first quarter of 2009 decreased $.9 million (2.0%) as compared to the same period of 2008. The Company’s property and casualty insurance and property reinsurance segments reported decreases of 6.2% and increases of 17.6%, respectively. These changes are in line with expectations and result from the continuing expansion of property reinsurance activities and continued highly competitive market conditions and increased utilization of reinsurance for products in the property and casualty insurance segment. The following table provides information regarding premiums written and earned for major product lines for the quarter ended March 31:

	2009
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$ 40,370	$ 29,135	$ 29,503
Private Passenger Automobile	8,723	8,658	5,289
Residual Market and All Other	143	142	184
	49,236	37,935	34,976
Property Reinsurance	9,839	9,188	9,188
Totals	$ 59,075	$ 47,123	$ 44,164

	2008
Property and Casualty Insurance
Fleet Transportation	$ 40,690	$ 31,187	$ 31,364
Private Passenger Automobile	7,093	6,995	5,829
Residual Market and All Other	82	82	84
	47,865	38,264	37,277
Property Reinsurance	8,015	7,810	7,810
Totals	$ 55,880	$ 46,074	$ 45,087

Premium ceded to reinsurers on insurance business written by the property and casualty insurance segment averaged 24.3% of premium production for the current quarter compared to 19.2% a year earlier, reflecting the overall increased utilization of both facultative and treaty reinsurance.

Net investment income, before tax, during the first quarter of 2009 was 22.4% lower than the first quarter of 2008 due primarily to decreases in available yields in all categories of investments. Pre-tax yields averaged 3.07% during the current quarter compared to 3.67% for the prior year period. Overall after-tax yields decreased from 3.09% to 2.69%. The short term nature of the Company’s fixed income portfolio causes changes in available yields to be reflected in investment income with little delay.

The first quarter 2009 net investment losses of $1.2 million resulted from losses on limited partnerships. The first quarter 2008 investment losses were $13.6 million. The investment losses during the current quarter were impacted by the ongoing loss of value in the global equity markets. See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first quarter of 2009 were $5.6 million lower than that experienced during the first quarter of 2008 due primarily to increased savings realized on the closing of prior year claims as well as lower current period accidents reported in the fleet transportation product lines. Because of the large limits provided to fleet transportation customers as well as significant self-insured retentions on this business, fluctuations in loss ratios can be significant quarter to quarter. Loss ratios for each of the Company’s major product lines were as follows:

2009	2008
Fleet transportation	55.9%	72.0%
Private passenger automobile	65.6	70.4
Property reinsurance	41.1	31.0
All lines	54.1	65.3

Other operating expenses, for the first quarter of 2009, increased $1.3 million, or 8%, from the first quarter of 2008. The majority of this increase relates expenses incurred as the result of numerous initiatives by the Company relating to entry into new products and markets, for which revenues have yet to be realized. It is expected that such organizational expenses will be ongoing throughout 2009 although revenue associated with this activity is expected to increase gradually during this period. The ratio of consolidated other operating expenses to operating revenue was 34.5% during the first quarter of 2009 compared to 30.9% for the 2008 first quarter.

The effective federal tax rate on consolidated income for the first quarter of 2009 was 21.8%. The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $10.0 million to $5.4 million during the first quarter of 2009 as compared with a $4.6 million loss for the 2008 period.

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

Critical Accounting Policies

There have been no changes in the Company’s critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2008.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements. These reinsurers assume commensurate portions of the risk of loss covered by the contracts. As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced. At March 31, 2009, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $161 million. Of this total, approximately $69 million (43%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers. Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net losses incurred by the Company.

At March 31, 2009, limited partnership investments include approximately $27.6 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners. Each of these investments contain profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2008.

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

BALDWIN & LYONS, INC.

Date	May 6, 2009	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date	May 6, 2009	By	/s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President – Finance (Principal Financial and Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter

ended March 31, 2009

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