Form 10-Q
period 2009-06-30
BALDWIN & LYONS INC
filed 2009-08-05
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2009	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓      No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer  ✓  Non-accelerated filer ____
Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,109,878

 Index to Exhibits located on page 23.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	June 30	December 31
	2009	2008
Assets
Investments:
Fixed maturities	$359,207	$379,261
Equity securities	67,891	63,200
Limited partnerships	57,790	44,883
Short-term	18,969	33,820
	503,857	521,164
Cash and cash equivalents	39,820	16,657
Accounts receivable	29,450	29,701
Reinsurance recoverable	148,739	159,989
Notes receivable from employees	2,145	2,199
Deferred federal income taxes	3,984	10,590
Other assets	37,747	37,443
	$765,742	$777,743

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$349,575	$389,558
Reserves for unearned premiums	20,274	17,183
Short term borrowings	9,000	9,000
Accounts payable and accrued expenses	39,270	29,938
Current federal income taxes	1,770	1,997
	419,889	447,676
Shareholders' equity:
Common stock-no par value	629	631
Additional paid-in capital	46,117	46,312
Unrealized net gains on investments	23,613	19,410
Retained earnings	275,494	263,714
	345,853	330,067
	$765,742	$777,743

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Revenues
Net premiums earned	$41,042	$46,902	$85,206	$91,990
Net investment income	3,478	4,195	6,737	8,395
Commissions and other income	1,556	1,113	3,125	2,413
Net realized gains (losses) on investments, excluding
impairment losses	14,464	(2,503)	13,899	(16,062)
Total other-than-temporary impairment losses on investments	(1,970)	(457)	(2,637)	(473)
Net realized gains (losses) on investments	12,494	(2,960)	11,262	(16,535)
	58,570	49,250	106,330	86,263
Expenses
Losses and loss expenses incurred	22,087	26,462	45,975	55,923
Other operating expenses	16,052	14,245	32,968	29,885
	38,139	40,707	78,943	85,808
Income before federal income taxes	20,431	8,543	27,387	455
Federal income taxes (benefits)	6,306	2,236	7,821	(1,244)
Net income	$14,125	$6,307	$19,566	$1,699

Per share data:
Basic and diluted earnings	$.96	$.41	$1.33	$.11

Dividends paid to shareholders	$.25	$.25	$.50	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic and diluted	14,733	15,189	14,750	15,215

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended
	June 30
	2009	2008

Net cash used in operating activities	$(5,270)	$(9,750)
Investing activities:
Purchases of long-term investments	(56,653)	(235,147)
Proceeds from sales or maturities
or long-term investments	80,181	198,640
Net sales of short-term investments	14,852	28,310
Other investing activities	(1,690)	2
Net cash provided by (used in) investing activities	36,690	(8,195)
Financing activities:
Dividends paid to shareholders	(7,377)	(7,610)
Drawings on line of credit	-	5,000
Drawings on margin account	-	15,526
Cost of treasury stock	(880)	(4,227)
Net cash provided by (used in) financing activities	(8,257)	8,689
Increase (decrease) in cash and cash equivalents	23,163	(9,256)
Cash and cash equivalents at beginning of period	16,657	82,137
Cash and cash equivalents at end of period	$39,820	$72,881

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies:
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

Subsequent Events: In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Statements, or FAS, No. 165, Subsequent Events.  FAS 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date.  FAS 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009.  The Company adopted FAS 165 on June 30, 2009.   See Note (12) for disclosures related to FAS 165.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Limited partnerships are accounted for using the equity method with the corresponding change in value recorded as a component of net realized gains or losses on investments.  Other investments, if any, are carried at either market value or cost, depending on the nature of the investment.  Short-term investments are carried at cost which approximates their fair values.  Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.

In April 2009, the FASB, issued FASB Staff Position, or FSP, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or the FSP.  The FSP applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments.  In addition, the FSP requires additional disclosures related to other-than-temporary impairments.   Under this revised guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of income.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities,

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (other comprehensive income).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition.  For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.  Furthermore, unrealized losses caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.  Upon adoption of the FSP on April 1, 2009, the Company was required to record a cumulative-effect adjustment to reclassify, for fixed maturity securities previously impaired but still held, the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.  Since no previously impaired fixed maturity securities were held at April 1, 2009, no cumulative effect adjustment was required.

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders’ equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without subjective evaluation as to possible future recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of investments at June 30, 2009 and December 31, 2008:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2009:
U.S. government obligations	$23,441	$23,294	$159	$(12)	$147
Government sponsored entities	4,629	4,529	100	-	100
Mortgage-backed securities	9,942	9,674	275	(7)	268
Obligations of states and
political subdivisions	252,860	247,768	5,257	(165)	5,092
Corporate securities	61,284	59,042	2,860	(618)	2,242
Foreign government obligations	7,051	7,021	30	-	30
Total fixed maturities	359,207	351,328	8,681	(802)	7,879
Equity securities	67,891	39,444	30,254	(1,807)	28,447
Limited partnerships	57,790	57,790	-	-	-
Short-term	18,969	18,969	-	-	-
Total available-for-sale securities	$503,857	$467,531	$38,935	$(2,609)	36,326

		Applicable federal income taxes			(12,713)

		Net unrealized gains - net of tax			$23,613

December 31, 2008:
U.S. government obligations	$21,888	$21,513	$375	$-	$375
Government sponsored entities	4,672	4,537	135	-	135
Mortgage-backed securities	13,490	13,813	157	(480)	(323)
Obligations of states and
political subdivisions	267,152	263,026	5,132	(1,006)	4,126
Corporate securities	66,084	63,774	3,520	(1,210)	2,310
Foreign government obligations	5,975	5,867	108	-	108
Total fixed maturities	379,261	372,530	9,427	(2,696)	6,731
Equity securities	63,200	40,071	27,415	(4,286)	23,129
Limited partnerships	44,883	44,883	-	-	-
Short-term	33,820	33,820	-	-	-
Total available-for-sale securities	$521,164	$491,304	$36,842	$(6,982)	29,860

		Applicable federal income taxes			(10,450)

		Net unrealized gains - net of tax			$19,410

 The Company has no other-than-temporarily impaired fixed maturity securities at June 30, 2009.  Additionally, the Company had no other-than-temporary impairment losses recognized in other comprehensive income during the three and six months ended June 30, 2009 and June 30, 2008, respectively.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2009			December 31, 2008
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months of less	17	$21,830	$(236)	47	$80,993	$(2,675)
Greater than 12 months	11	6,200	(566)	6	1,812	(21)
Total fixed maturities	28	28,030	(802)	53	82,805	(2,696)
Equity securities:
12 months of less	23	6,688	(935)	33	11,362	(3,085)
Greater than 12 months	16	8,773	(872)	14	5,845	(1,201)
Total equity securities	39	15,461	(1,807)	47	17,207	(4,286)
Total fixed maturity and equity securities	67	$43,491	$(2,609)	100	$100,012	$(6,982)

The fair value and the cost or amortized cost of fixed maturity investments, at June 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.
	Fair Value	Cost or Amortized Cost
One year or less	$150,817	$147,807
Excess of one year to five years	162,592	158,508
Excess of five years to ten years	21,443	20,947
Excess of ten years	14,413	14,392
Total maturities	349,265	341,654
Mortgage-backed securities	9,942	9,674
	$359,207	$351,328

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Fixed maturities:
Gross gains	$305	$1,127	$1,814	$2,414
Gross losses	-	(399)	(679)	(862)
Net gains (losses)	305	728	1,135	1,552

Equity securities:
Gross gains	31	2,347	160	4,075
Gross losses	(2,087)	(816)	(3,011)	(3,359)
Net gains (losses)	(2,056)	1,531	(2,851)	716

Limited partnerships - net gain (loss)	14,245	(4,741)	12,978	(16,732)

Other - net gain (loss)	-	(478)	-	(2,071)

Total net gains (losses)	$12,494	$(2,960)	$11,262	$(16,535)

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Realized net gains (losses) on the disposal of securities	$(164)	$2,030	$(479)	$452
Equity in earnings (losses) of limited partnership
investments - realized and unrealized	14,245	(4,741)	12,978	(16,731)
Impairment:
Write-downs based upon objective criteria	(1,970)	(457)	(2,637)	(473)
Recovery of prior write-downs
upon sale or disposal	383	208	1,400	217
Totals	$12,494	$(2,960)	$11,262	$(16,535)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net income from limited partnerships for the quarter and year-to-date ending June 30, 2009 include an estimated $13,507 and $9,295, respectively, of unrealized gains reported to the Company as part of the operations of the various limited partnerships.  Shareholders’ equity at June 30, 2009 includes approximately $16,213, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

 (3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2009 and 2008 comparative periods.

	2009	2008
Quarter ended June 30:
Premiums ceded to reinsurers	$14,408	$10,087
Losses and loss expenses ceded to reinsurers	(4,460)	22,843
Commissions from reinsurers	1,327	804

Six months ended June 30:
Premiums ceded to reinsurers	26,361	19,265
Losses and loss expenses ceded to reinsurers	4,916	23,014
Commissions from reinsurers	2,180	1,448

(4) Comprehensive Income or Loss:
Net comprehensive income for the quarter ended June 30, 2009 was $23,888 and compares to net comprehensive income of $1,120 for the quarter ended June 30, 2008.  For the first six months ended June 30, 2009, net comprehensive income was $24,402 and compares to net comprehensive loss of $6,478 for the six months ended June 30, 2008.

(5) Reportable Segments:
The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Property Reinsurance.  The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, private passenger automobile products are provided to individuals.  The Property Reinsurance segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

	2009			2008
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit
Three months ended June 30:

Property and Casualty Insurance	$45,280	$30,745	$3,973	$45,998	$38,103	$7,737
Property Reinsurance	10,301	10,297	3,969	9,952	8,799	2,555

Totals	$55,581	$41,042	$7,942	$55,950	$46,902	$10,292

Six months ended June 30:

Property and Casualty Insurance	$94,516	$65,721	$9,473	$93,866	$75,380	$8,765
Property Reinsurance	20,140	19,485	7,244	17,338	16,610	6,301

Totals	$114,656	$85,206	$16,717	$111,204	$91,990	$15,066

The following table reconciles reportable segment profit to the Company’s consolidated income before federal income taxes, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Profit:
Segment profit	$7,942	$10,292	$16,717	$15,066
Net investment income	3,478	4,195	6,737	8,395
Net gains (losses) on investments	12,494	(2,960)	11,262	(16,535)
Corporate expenses	(3,483)	(2,984)	(7,329)	(6,471)
Income before federal income taxes	$20,431	$8,543	$27,387	$455

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Shareholders’ Equity:
During the first six months of 2009, the Company purchased 53,373 shares of the Company’s Class B common stock in the open market for $880 ($16.48 average price per share).

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $2,145 relating to such loans remains outstanding at June 30, 2009 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) Debt:
The Company has $9,000 outstanding as of both June 30, 2009 and December 31, 2008, under the Company’s revolving line of credit at variable interest rates detailed below.  The Company has $11,000 remaining unused under the revolving line of credit.  The $9,000 of borrowings was used principally for treasury stock repurchases.

Description	Maturity	June 30, 2009	December 31, 2008	Interest Rate

Revolving line of credit	June 23, 2011	$5,000,000	$5,000,000	.82%
Revolving line of credit	June 23, 2011	4,000,000	4,000,000	4.03%
Total Debt		$9,000,000	$9,000,000

(9) Taxes:
As of June 30, 2009, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(10) Fair Value:
In September 2006, the FASB issued FAS 157, Fair Value Measurements (“SFAS No. 157”), which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  SFAS No. 157 also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings.  The Company adopted SFAS 157, effective January 1, 2008 for financial assets and liabilities.  The adoption of the provisions related to certain non-financial assets and liabilities had no impact on the financial position or results of operations at January 1, 2009.   Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at June 30, 2009 for assets measured at fair value on a recurring basis:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Description	Total	Level 1	Level 2	Level 3
Fixed maturities	$359,207	$-	$359,207	$-
Equity securities	67,891	67,891	-	-
Short term	18,969	3,440	15,529	-
Cash equivalents	44,623	-	44,623	-
	$490,690	$71,331	$419,359	$-

Level inputs, as defined by SFAS No. 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP 157-4.  FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  The FSP was effective for us for the quarter ended June 30, 2009.  The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 and APB 28-1.   FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 and APB 28-1 was effective for us for the quarter ended June 30, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s consolidated financial position and results of operations.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

We attempt to obtain quoted market prices for these disclosures whenever possible.  Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.

Non-financial instruments such as real estate, property and equipment, other current assets, deferred income taxes and intangible assets, and certain financial instruments such as policy liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value to the Company.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes payable, short term borrowings and unearned income approximate fair value because of the short term nature of these items.

(11) Restricted Stock Units:
Effective June 11, 2009, the Company issued 20,900 restricted stock units to the Company’s outside directors.  The restricted stock units will be paid solely in the Company’s class B stock.  The restricted stock units represent the annual retainer compensation for the outside directors.  The restricted stock units will vest on May 5, 2010.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted stock unit is valued at $21.05 representing a total value of $440,000.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.   The 20,900 restricted stock units are antidilutive and are not included in the dilutive earnings per share.  The new directors’ stock plan will be presented to shareholders for approval at the May 2010 annual shareholders meeting.

(12) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on August 5, 2009. No events have occurred during this period which require disclosure or accrual in this document.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first six months of 2009, the Company experienced negative cash flow from operations totaling $5.3 million which compares to negative cash flow from operations of $9.7 million generated during the first six months of 2008.  The $4.4 million improvement in cash flow from the 2008 period is primarily due to higher gross premiums received, the timing of reinsurance payable payments and the timing of tax payments.  These increases were partially offset by an $8.3 million increase in loss payments related to the settlement of several large claims during the 2009 period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio was 2.3 years at June 30, 2009, which is substantially shorter than the Company’s liability duration.

Financing activity for the first six months of 2009 included regular dividend payments of $7.4 million ($.50 per share), and the purchase of $.9 million of the Company’s common stock on the open market under the Company’s previously announced stock repurchase program.

The Company’s assets at June 30, 2009 included $44.6 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $214.9 million of fixed maturity investments will mature within the twelve-month period following June 30, 2009.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2009, $41.4 million may be transferred by dividend or loan to the parent company during the remainder of 2009 without approval by, or prior notification to, regulatory authorities.  An additional $223.8 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $3.8 million at June 30, 2009.

The Company’s annualized premium writing to surplus ratio for the first six months of 2009 was approximately 40%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of Second Quarter, 2009 to Second Quarter, 2008

Net premiums earned during the second quarter of 2009 decreased $5.9 million (12.5%) as compared to the same period of 2008.  The Company’s Property and Casualty Insurance and Property Reinsurance segments reported decreases of 19.3% and increases of 17.0%, respectively.  These changes are in line with expectations and result from the continuing expansion of Property Reinsurance activities and continued highly competitive market conditions and increased utilization of reinsurance for products in the Property and Casualty Insurance segment.   The following table provides information regarding premiums written and earned for major product lines for the quarter ended June 30:

	2009
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$35,359	$23,569	$24,195
Private Passenger Automobile	5,243	5,168	5,788
Residual Market and All Other	4,678	2,164	762
	45,280	30,901	30,745
Property Reinsurance	10,301	10,273	10,297
Totals	$55,581	$41,174	$41,042

	2008
Property and Casualty Insurance
Fleet Transportation	$41,268	$30,897	$31,902
Private Passenger Automobile	3,847	3,761	5,547
Residual Market and All Other	883	887	654
	45,998	35,545	38,103
Property Reinsurance	9,952	8,789	8,799
Totals	$55,950	$44,334	$46,902

Premium ceded to reinsurers on insurance business written by the Property and Casualty Insurance segment averaged 26.4% of premium production for the current quarter compared to

20.5% a year earlier, reflecting the overall increased utilization of both facultative and treaty reinsurance.

Net investment income, before tax, during the second quarter of 2009 was 17.1% lower than the second quarter of 2008 due primarily to lower available interest rates, particularly for short-term investments, and lower average invested assets.  Pre-tax yields averaged 3.36% during the current quarter compared to 3.59% for the prior year period.  Overall after-tax yields decreased from 3.01% to 2.84%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The second quarter 2009 net realized investment gains of $12.5 million resulted primarily from gains on limited partnerships.  Comparative second quarter 2008 investment losses were $3.0 million.  The investment realized gains during the current quarter were favorably impacted by the recovery of value in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2009 were $4.4 million lower than that experienced during the second quarter of 2008 due primarily to lower premium volume for the fleet transportation product.  Loss ratios for each of the Company’s major product lines were as follows:

	2009	2008
Fleet Transportation	58.2%	58.5%
Private Passenger Automobile	71.6	60.8
Property Reinsurance	31.5	50.5
All lines	53.8	56.4

Other operating expenses, for the second quarter of 2009, increased $1.8 million, or 13%, from the second quarter of 2008.  The majority of this increase relates to expenses incurred as the result of numerous initiatives by the Company relating to entry into new products and markets, for which revenues have yet to be realized.  It is expected that such organizational expenses will be ongoing throughout 2009 although revenue associated with this activity is expected to increase gradually during this period.  The ratio of consolidated other operating expenses to operating revenue was 34.8% during the second quarter of 2009 compared to 27.3% for the 2008 second quarter.

The effective federal tax rate on consolidated income for the second quarter of 2009 was 30.8%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $7.8 million during the second quarter of 2009 as compared to the 2008 period.

Comparisons of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Net premiums earned during the first six months of 2009 decreased $6.8 million (7.4%) as compared to the same period of 2008.  The Company’s Property and Casualty Insurance and Property Reinsurance segments reported decreases of 12.8% and increases of 17.3%, respectively.  These changes are in line with expectations and result from the continuing expansion of Property Reinsurance activities and continued highly competitive market conditions and increased utilization of reinsurance for products in the Property and Casualty Insurance segment.   The following table provides information regarding premiums written and earned for major product lines for the six months ended June 30:

	2009
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$75,729	$52,704	$53,698
Private Passenger Automobile	13,966	13,826	11,077
Residual Market and All Other	4,821	2,307	946
	94,516	68,837	65,721
Property Reinsurance	20,140	19,461	19,485
Totals	$114,656	$88,298	$85,206

	2008
Property and Casualty Insurance
Fleet Transportation	$81,958	$62,084	$63,267
Private Passenger Automobile	10,940	10,756	11,376
Residual Market and All Other	968	967	737
	93,866	73,807	75,380
Property Reinsurance	17,338	16,600	16,610
Totals	$111,204	$90,407	$91,990

Premium ceded to reinsurers on insurance business written by the Property and Casualty Insurance segment averaged 24.4% of premium production for the current year period compared to 20.5% a year earlier, reflecting the overall increased utilization of both facultative and treaty reinsurance.

Net investment income, before tax, during the first six months of 2009 was 19.8% lower than the first six months of 2008 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 3.29% during the current period compared to 3.63% for the prior year period.  Overall after-tax yields decreased from 3.05% to 2.82%.

Net realized investment gains, for the first six months of 2009, were $11.3 million resulting primarily from gains on limited partnerships.  Realized investment losses were $16.5 million for the same period in 2008.  The realized investment gains during the current period were favorably impacted by the recovery of value in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first six months of 2009 were $9.9 million lower than that experienced during the first six months of 2008 due to lower premium volume.  Loss ratios for each of the Company’s major product lines were as follows:

	2009	2008
Fleet Transportation	56.9%	65.2%
Private Passenger Automobile	68.7	65.7
Property Reinsurance	36.0	41.3
All lines	54.0	60.8

Other operating expenses, for the first six months of 2009, increased $3.1 million, or 10%, from the 2008 six-month period.  The majority of this increase relates to expenses incurred as the result of numerous initiatives by the Company relating to entry into new products and markets, for which revenues have yet to be realized.  It is expected that such organizational expenses will be ongoing throughout 2009 although revenue associated with this activity is expected to increase gradually during this period.  The ratio of consolidated other operating expenses to operating revenue was 34.7% during the 2009 period compared to 29.1% for the 2008 period.

The effective federal tax rate on consolidated income for the first six months of 2009 was 28.6%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased by $17.9 million as compared with the 2008 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2009, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $149 million.  Of this total, approximately $58 million (39%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net losses incurred by the Company.

At June 30, 2009, limited partnership investments include approximately $39.3 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contain profit sharing agreements to the affiliated organizations.

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

 BALDWIN & LYONS, INC.

Date     August 5, 2009                                                                       By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date     August 5, 2009                                                                       By /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2009

INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number                                                                                    10-Q

EXHIBIT 31.1                                                                 electronically filed herewith
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2                                                                 electronically filed herewith
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32.1                                                                 electronically filed herewith
Certification of CEO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act

EXHIBIT 32.2                                                                 electronically filed herewith
Certification of CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act