Form 10-Q
period 2009-09-30
BALDWIN & LYONS INC
filed 2009-11-04
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2009	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 2, 2009:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,109,878

Index to Exhibits located on page 25.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	September 30	December 31
	2009	2008
Assets
Investments:
Fixed maturities	$385,837	$379,261
Equity securities	80,753	63,200
Limited partnerships	67,680	44,883
Short-term	5,042	33,820
	539,312	521,164
Cash and cash equivalents	53,144	16,657
Accounts receivable	30,043	29,701
Reinsurance recoverable	145,912	159,989
Notes receivable from employees	2,029	2,199
Deferred federal income taxes	-	10,590
Other assets	44,290	37,443
	$814,730	$777,743

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$351,269	$389,558
Reserves for unearned premiums	22,728	17,183
Short term borrowings	9,000	9,000
Accounts payable and accrued expenses	60,579	29,938
Current federal income taxes	3,208	1,997
Deferred federal income taxes	3,566	-
	450,350	447,676
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2009, 2,623,109; 2008, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2009, 12,109,878; 2008, 12,163,251	517	519
Additional paid-in capital	46,227	46,312
Unrealized net gains on investments	30,820	19,410
Retained earnings	286,704	263,714
	364,380	330,067
	$814,730	$777,743

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Revenues
Net premiums earned	$45,077	$43,579	$130,283	$135,569
Net investment income	3,256	4,372	9,993	12,767
Commissions and other income	1,722	1,019	4,847	3,432
Net realized gains (losses) on investments, excluding
impairment losses	15,460	(8,388)	29,359	(24,450)
Total other-than-temporary impairment losses on investments	(19)	(7,577)	(2,656)	(8,050)
Net realized gains (losses) on investments	15,441	(15,965)	26,703	(32,500)
	65,496	33,005	171,826	119,268
Expenses
Losses and loss expenses incurred	26,714	30,427	72,689	86,350
Other operating expenses	17,635	15,080	50,603	44,965
	44,349	45,507	123,292	131,315
Income (loss) before federal income taxes	21,147	(12,502)	48,534	(12,047)
Federal income taxes (benefits)	6,807	(5,232)	14,628	(6,476)
Net income (loss)	$14,340	$(7,270)	$33,906	$(5,571)

Per share data:
Basic and diluted earnings	$.97	$(.48)	$2.30	$(.37)

Dividends paid to shareholders	$.25	$.25	$.75	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,733	15,012	14,744	15,147
Dilutive effect of options outstanding	1	-	-	-
Average shares outstanding - diluted	14,734	15,012	14,744	15,147

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended
	September 30
	2009	2008
Net cash provided by (used in) operating activities	$14,649	$(217)
Investing activities:
Purchases of long-term investments	(173,671)	(238,250)
Proceeds from sales or maturities
of long-term investments	181,291	212,547
Net sales of short-term investments	28,779	2,679
Other investing activities	(2,620)	(829)
Net cash provided by (used in) investing activities	33,779	(23,853)
Financing activities:
Dividends paid to shareholders	(11,061)	(11,369)
Drawings on line of credit	-	5,000
Drawings on margin account	-	2,334
Cost of treasury stock	(880)	(6,040)
Net cash used in financing activities	(11,941)	(10,075)
Increase (decrease) in cash and cash equivalents	36,487	(34,145)
Cash and cash equivalents at beginning of period	16,657	82,137
Cash and cash equivalents at end of period	$53,144	$47,992

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

In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB in the preparation of financial statements. Rules and interpretive releases of the U.S. Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification became effective for the Company on September 30, 2009, and supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Codification does not change or alter existing GAAP and, therefore, the adoption of the Codification did not have a material impact on our consolidated financial position and results of operations.

Subsequent Events: In May 2009, the FASB issued disclosure guidance on subsequent events, or FASB Subsequent Events guidance.  FASB Subsequent Events guidance establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date.  The Company adopted FASB Subsequent Events guidance on June 30, 2009.   See Note (12) for disclosures related to FASB Subsequent Events guidance.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, or FASB OTTI guidance.  The FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments.  In addition, the FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments.   Under this revised guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition.  For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.  Furthermore, unrealized losses caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.  Upon adoption of the FASB OTTI guidance on April 1, 2009, companies were required to record a cumulative-effect adjustment to reclassify, for fixed maturity securities previously impaired but still held, the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.  Since no previously impaired fixed maturity securities were held at April 1, 2009, no cumulative effect adjustment was required.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders’ equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, subject to an evaluation as to possible future recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s quantitative criteria defined above.

Reclassification:  Certain prior period balances have been reclassified to conform to the current period presentation.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of investments at September 30, 2009 and December 31, 2008:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2009:
U.S. government obligations	$58,568	$58,378	$192	$(2)	$190
Government sponsored entities	4,014	3,927	89	(2)	87
Mortgage-backed securities	39,637	39,086	688	(137)	551
Obligations of states and
political subdivisions	216,207	211,202	5,110	(105)	5,005
Corporate securities	59,835	58,257	1,810	(232)	1,578
Foreign government obligations	7,576	7,534	42	-	42
Total fixed maturities	385,837	378,384	7,931	(478)	7,453
Equity securities	80,753	40,790	40,802	(839)	39,963
Limited partnerships	67,680	67,680	-	-	-
Short-term	5,042	5,042	-	-	-
Total available-for-sale securities	$539,312	$491,896	$48,733	$(1,317)	47,416

	Applicable federal income taxes				(16,596)

	Net unrealized gains - net of tax				$30,820

December 31, 2008:
U.S. government obligations	$21,888	$21,513	$375	$-	$375
Government sponsored entities	4,672	4,537	135	-	135
Mortgage-backed securities	13,490	13,813	157	(480)	(323)
Obligations of states and
political subdivisions	267,152	263,026	5,132	(1,006)	4,126
Corporate securities	66,084	63,774	3,520	(1,210)	2,310
Foreign government obligations	5,975	5,867	108	-	108
Total fixed maturities	379,261	372,530	9,427	(2,696)	6,731
Equity securities	63,200	40,071	27,415	(4,286)	23,129
Limited partnerships	44,883	44,883	-	-	-
Short-term	33,820	33,820	-	-	-
Total available-for-sale securities	$521,164	$491,304	$36,842	$(6,982)	29,860

	Applicable federal income taxes				(10,450)

	Net unrealized gains - net of tax				$19,410

The Company has no other-than-temporarily impaired fixed maturity securities at September 30, 2009.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income during the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2009			December 31, 2008
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	59	$29,333	$(258)	47	$80,993	$(2,675)
Greater than 12 months	6	10,673	(220)	6	1,812	(21)
Total fixed maturities	65	40,006	(478)	53	82,805	(2,696)
Equity securities:
12 months or less	14	4,064	(416)	33	11,362	(3,085)
Greater than 12 months	6	2,310	(423)	14	5,845	(1,201)
Total equity securities	20	6,374	(839)	47	17,207	(4,286)
Total fixed maturity and equity securities	85	$46,380	$(1,317)	100	$100,012	$(6,982)

The fair value and the cost or amortized cost of fixed maturity investments, at September 30, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.
	Fair Value	Cost or Amortized Cost

One year or less	$131,246	$130,006
Excess of one year to five years	198,324	193,403
Excess of five years to ten years	7,573	7,036
Excess of ten years	9,057	8,853
Total maturities	346,200	339,298
Mortgage-backed securities	39,637	39,086
	$385,837	$378,384

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Fixed maturities:
Gross gains	$4,666	$9	$6,415	$2,423
Gross losses	(342)	(6,576)	(973)	(7,438)
Net gains (losses)	4,324	(6,567)	5,442	(5,015)

Equity securities:
Gross gains	1,463	321	1,078	4,395
Gross losses	(264)	(2,842)	(2,713)	(6,201)
Net gains (losses)	1,199	(2,521)	(1,635)	(1,806)

Limited partnerships - net gain (loss)	9,918	(6,957)	22,896	(23,688)

Other - net gain (loss)	-	80	-	(1,991)

Total net gains (losses)	$15,441	$(15,965)	$26,703	$(32,500)

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Realized net gains (losses) on the disposal of securities	$1,843	$(1,431)	$1,364	$(980)
Equity in earnings (losses) of limited partnership
investments - realized and unrealized	9,918	(6,957)	22,896	(23,688)
Impairment:
Write-downs based upon objective criteria	(19)	(7,577)	(2,656)	(8,050)
Recovery of prior write-downs
upon sale or disposal	3,699	-	5,099	218
Totals	$15,441	$(15,965)	$26,703	$(32,500)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net income from limited partnerships for the quarter and year-to-date ending September 30, 2009 include an estimated $9,957 and $19,253, respectively, of unrealized gains reported to the Company as part of the operations of the various limited partnerships.  Shareholders’ equity at September 30, 2009 includes approximately $22,210, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

 (3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2009 and 2008 comparative periods.

	2009	2008
Three months ended September 30:
Premiums ceded to reinsurers	$16,305	$11,088
Losses and loss expenses
ceded to reinsurers	3,382	23,730
Commissions from reinsurers	1,422	814

Nine months ended September 30:
Premiums ceded to reinsurers	42,666	30,353
Losses and loss expenses
ceded to reinsurers	8,298	46,744
Commissions from reinsurers	3,602	2,262

(4) Comprehensive Income or Loss:
Net comprehensive income for the quarter ended September 30, 2009 was $22,101 and compares to net comprehensive loss of $12,982 for the quarter ended September 30, 2008.  For the first nine months ended September 30, 2009, net comprehensive income was $46,143 and compares to net comprehensive loss of $19,460 for the nine months ended September 30, 2008.

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

	2009			2008
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended September 30:
Property and Casualty Insurance	$54,507	$35,804	$5,826	$43,803	$35,056	$4,345
Property Reinsurance	9,327	9,273	415	10,584	8,523	(1,980)

Totals	$63,834	$45,077	$6,241	$54,387	$43,579	$2,365

Nine months ended September 30:
Property and Casualty Insurance	$149,023	$101,525	$15,300	$137,669	$110,436	$13,109
Property Reinsurance	29,467	28,758	7,659	27,922	25,133	4,321

Totals	$178,490	$130,283	$22,959	$165,591	$135,569	$17,430

The following table reconciles reportable segment profit to the Company’s consolidated income before federal income taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Profit:
Segment profit	$6,241	$2,365	$22,959	$17,430
Net investment income	3,256	4,372	9,993	12,767
Net gains (losses) on investments	15,441	(15,965)	26,703	(32,500)
Corporate expenses	(3,791)	(3,274)	(11,121)	(9,744)
Income (loss) before federal income taxes	$21,147	$(12,502)	$48,534	$(12,047)

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Shareholders’ Equity:
During the first nine months of 2009, the Company purchased 53,373 shares of the Company’s Class B common stock in the open market for $880 ($16.48 average price per share).

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $2,029 relating to such loans remains outstanding at September 30, 2009 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(8) Debt:
The Company has $9,000 outstanding as of both September 30, 2009 and December 31, 2008, under the Company’s revolving line of credit at variable interest rates detailed below.  The Company has $11,000 remaining unused under the revolving line of credit.  The $9,000 of borrowings was used principally for treasury stock repurchases.

Description	Maturity	September 30, 2009	December 31, 2008	Interest Rate

Revolving line of credit	June 23, 2011	$5,000	$5,000	.75%
Revolving line of credit	June 23, 2011	4,000	4,000	1.57%
Total Debt		$9,000	$9,000

(9) Taxes:
As of September 30, 2009, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(10) Fair Value:
In September 2006, the FASB issued guidance on Fair Value Measurements, or FASB Fair Value Measurements guidance.  FASB Fair Value Measurements guidance provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  FASB Fair Value Measurements also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings.  The Company adopted FASB Fair Value Measurements, effective January 1, 2008 for financial assets and liabilities.  The adoption of the provisions related to certain non-financial assets and liabilities had no impact on the financial position or results of operations at January 1, 2009.   Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

The following table summarizes fair value measurements by level at September 30, 2009 for assets measured at fair value on a recurring basis:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Description	Total	Level 1	Level 2	Level 3
Fixed maturities	$385,837	$-	$385,837	$-
Equity securities	80,753	80,753	-	-
Short term	5,042	3,511	1,531	-
Cash equivalents	56,820	-	56,820	-
	$528,452	$84,264	$444,188	$-

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The FASB guidance provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed.  The FASB guidance was effective for us for the quarter ended June 30, 2009.  The adoption of the FASB guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments.   The FASB guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FASB guidance was effective for us for the quarter ended June 30, 2009.  The adoption of the FASB guidance did not have an impact on the Company’s consolidated financial position and results of operations.

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

Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value to the Company.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes payable, short term borrowings and unearned income approximate fair value because of the short term nature of these items.

(11) Restricted Stock Units:
Effective June 11, 2009, the Company issued 20,900 restricted stock units to the Company’s outside directors.  The restricted stock units will be paid solely in the Company’s class B stock.  The restricted stock units represent the annual retainer compensation for the outside directors.  The restricted stock units will vest on May 5, 2010.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted stock unit is valued at $21.05 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.   The new directors’ stock plan will be presented to shareholders for approval at the May 2010 annual shareholders meeting.

(12) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the U.S. Securities and Exchange Commission on November 4, 2009. No events have occurred during this period which requires disclosure or accrual in this document.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first nine months of 2009, the Company experienced positive cash flow from operations totaling $14.6 million which compares to negative cash flow from operations of $.2 million generated during the first nine months of 2008.  The $14.8 million improvement in cash flow from the 2008 period is primarily due to higher gross premiums received, the timing of reinsurance payable payments and the timing of tax payments.  These increases were partially offset by a $4.2 million increase in loss payments related to the settlement of several large claims during the 2009 period.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio was 3.6 years at September 30, 2009, which is substantially shorter than the Company’s liability duration.

Financing activity for the first nine months of 2009 included regular dividend payments of $11.1 million ($.75 per share), and the purchase of $.9 million of the Company’s common stock on the open market under the Company’s previously announced stock repurchase program.

The Company’s assets at September 30, 2009 included $56.8 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $206.1 million of fixed maturity investments will mature within the twelve-month period following September 30, 2009.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At September 30, 2009, $39.0 million may be transferred by dividend or loan to the parent company during the remainder of 2009 without approval by, or prior notification to, regulatory authorities.  An additional $242.8 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $5.0 million at September 30, 2009.

The Company’s annualized premium writing to surplus ratio for the first nine months of 2009 was approximately 43%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of Third Quarter, 2009 to Third Quarter, 2008

Net premiums earned during the third quarter of 2009 increased $1.5 million (3.4%) as compared to the same period of 2008.  The Company’s Property and Casualty Insurance and Property Reinsurance segments reported increases of 2.1% and increases of 8.8%, respectively.  These changes are in line with expectations and result from the continuing expansion of Property Reinsurance activities and new marketing efforts in the Property and Casualty Insurance segment.   The following table provides information regarding premiums written and earned for major product lines for the quarter ended September 30 (dollars in thousands):

	2009
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$40,791	$28,223	$28,716
Private Passenger Automobile	6,406	6,327	5,971
Residual Market and All Other	7,310	3,706	1,117
	54,507	38,256	35,804
Property Reinsurance	9,327	9,272	9,273
Totals	$63,834	$47,528	$45,077

	2008
Property and Casualty Insurance
Fleet Transportation	$39,461	$28,160	$29,705
Private Passenger Automobile	4,140	4,033	5,133
Residual Market and All Other	202	201	218
	43,803	32,394	35,056
Property Reinsurance	10,584	8,523	8,523
Totals	$54,387	$40,917	$43,579

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 24.8% of premium earned for the current quarter compared to 19.9% a year earlier, reflecting the overall increased utilization of both facultative and treaty reinsurance.

Net investment income, before tax, during the third quarter of 2009 was 25.5% lower than the third quarter of 2008 due primarily to lower available interest rates, particularly for short-term investments.  Pre-tax yields averaged 3.1% during the current quarter compared to 3.7% for the prior year period.  Overall after-tax yields decreased from 3.1% to 2.5%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The third quarter 2009 net realized investment gains of $15.4 million resulted primarily from gains on limited partnerships.  Comparative third quarter 2008 investment losses were $16.0 million.  The investment realized gains during the current quarter were favorably impacted by the recovery of value in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the third quarter of 2009 were $3.7 million lower than that experienced during the third quarter of 2008 due primarily to hurricane losses in 2008.  Loss ratios for each of the Company’s major product lines were as follows:

	2009	2008
Fleet Transportation	57.4%	60.1%
Private Passenger Automobile	67.4	62.2
Property Reinsurance	61.0	107.4
All lines	59.3	69.8

Other operating expenses, for the third quarter of 2009, increased $2.6 million, or 17%, from the third quarter of 2008.  The majority of this increase relates to expenses incurred as the result of numerous initiatives by the Company relating to entry into new products and markets, for which revenues have yet to be realized.  It is expected that such organizational expenses will be ongoing throughout 2009 although revenue associated with this activity is expected to increase gradually during this period.  The ratio of consolidated other operating expenses to operating revenue was 35.2% during the third quarter of 2009 compared to 30.8% for the 2008 third quarter.

The effective federal tax rate on consolidated income for the third quarter of 2009 was 32.2%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $21.6 million during the third quarter of 2009 as compared to the 2008 period.

Comparisons of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Net premiums earned during the first nine months of 2009 decreased $5.3 million (3.9%) as compared to the same period of 2008.  The Company’s Property and Casualty Insurance and Property Reinsurance segments reported decreases of 8.1% and increases of 14.4%, respectively.  These changes compare to increases in gross premiums written of 7.8% for the same periods.  The decline in earned premium despite an increase in premium written is in line with expectations and results from the continuing expansion of Property Reinsurance activities, the lag between written and earned premium for annual term policies and increased utilization of reinsurance for products in the Property and Casualty Insurance segment.   The following table provides information regarding premiums written and earned for major product lines for the nine months ended September 30 (dollars in thousands):

	2009
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance
Fleet Transportation	$116,520	$80,927	$82,414
Private Passenger Automobile	20,372	20,153	17,048
Residual Market and All Other	12,131	6,013	2,063
	149,023	107,093	101,525
Property Reinsurance	29,467	28,733	28,758
Totals	$178,490	$135,826	$130,283

	2008
Property and Casualty Insurance
Fleet Transportation	$121,418	$90,243	$92,971
Private Passenger Automobile	15,080	14,789	16,509
Residual Market and All Other	1,171	1,169	956
	137,669	106,201	110,436
Property Reinsurance	27,922	25,123	25,133
Totals	$165,591	$131,324	$135,569

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 24.5% of premium earned for the current year period compared to 19.2% a year earlier, reflecting the overall increased utilization of both facultative and treaty reinsurance.

Net investment income, before tax, during the first nine months of 2009 was 21.7% lower than the first nine months of 2008 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 3.2% during the current period compared to 3.7% for the prior year period.  Overall after-tax yields decreased from 3.1% to 2.7%.

Net realized investment gains, for the first nine months of 2009, were $26.7 million resulting primarily from gains on limited partnerships.  Realized investment losses were $32.5 million for the same period in 2008.  The realized investment gains during the current period were favorably impacted by the recovery of value in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first nine months of 2009 were $13.7 million lower than that experienced during the first nine months of 2008 due to lower earned premium volume and lower hurricane losses.  Loss ratios for each of the Company’s major product lines were as follows:

	2009	2008
Fleet Transportation	57.1%	63.6%
Private Passenger Automobile	68.3	64.6
Property Reinsurance	44.1	63.7
All lines	55.8	63.7

Other operating expenses, for the first nine months of 2009, increased $5.6 million, or 13%, from the 2008 nine-month period.  The majority of this increase relates to expenses incurred as the result of numerous initiatives by the Company relating to entry into new products and markets, for which revenues have yet to be realized.  It is expected that such organizational expenses will be ongoing throughout 2009 although revenue associated with this activity is expected to increase gradually during this period.  The ratio of consolidated other operating expenses to operating revenue was 34.9% during the 2009 period compared to 29.6% for the 2008 period.

The effective federal tax rate on consolidated income for the first nine months of 2009 was 30.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased by $39.5 million as compared with the 2008 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2008 except for the following paragraph.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, or FASB OTTI guidance.  The FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments.  In addition, the FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments.   Under this revised guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2009, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $146 million.  Of this total, approximately $54 million (37%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net losses incurred by the Company.

At September 30, 2009, limited partnership investments include approximately $46.7 million consisting of three partnerships which are managed by organizations in which certain of the
Company’s directors are officers, directors, general partners or owners.  Each of these investments contain profit sharing agreements to the affiliated organizations.

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

 BALDWIN & LYONS, INC.

Date     November 4, 2009                                                              By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date     November 4, 2009                                                              By /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2009

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