Form 10-K
period 2009-12-31
BALDWIN & LYONS INC
filed 2010-03-11
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification No.)
1099 North Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Class A Common Stock, No Par Value
Class B Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ___ No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer  ✓     Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  ✓

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2009, based on the closing trade prices on that date, was approximately $159,813,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2010:
Common Stock, No Par Value:	Class A (voting)	2,623,109 shares
	Class B (nonvoting)	12,170,839 shares

The Index to Exhibits is located on pages 78 and 79.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 4, 2010 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") specializes in marketing and underwriting property and casualty insurance and the assumption of reinsurance principally insuring against catastrophes.  B&L’s principal subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states, the District of Columbia and all Canadian provinces;  Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines in 40 states; Sagamore Insurance Company (referred to herein as "Sagamore"), which is currently licensed in 47 states and approved for excess and surplus lines business in one additional state; Transportation Specialty Insurance Agency, Inc., (referred to herein as "TIA"), an Ohio based insurance agent and broker; and B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.  Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 61% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2009 were attributable to business produced directly or indirectly by B&L.  Approximately 17% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through policies of reinsurance and retrocessions.  The remaining 22% consists primarily of business which was originated through an extensive network of independent agents.

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

The Insurance Subsidiaries serve a variety of specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by large trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of buses and is collectively referred to as Fleet Transportation.  Large fleet trucking products are marketed largely by the B&L agency organization directly to fleet transportation clients but also through partnerships with non-affiliated brokers and through specialized independent agents.  Broker or agent intermediaries are typically used for smaller accounts.  The principal types of Fleet Transportation insurance marketed by the Insurance Subsidiaries are:

-	Casualty insurance including motor vehicle liability, physical damage and other liability insurance.
-	Workers' compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine consisting principally of cargo insurance.
-	“Captive” insurance company products, which are provided through BLI in Bermuda.

B&L also performs a variety of additional services, primarily for the Company’s insureds, including risk surveys and analyses, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist customers in monitoring their accident data.  Extensive claims handling services are also provided, primarily to clients with self-insurance programs.

Reinsurance

The Company accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophes.  Approximately 60% of current net reinsurance assumptions are from retrocessions spread worldwide among several geographic regions.  All major retrocessions are concentrated in upper layers of coverage and contain loss limits so that only a major catastrophic event or series of major events could have a material impact on the Company’s operations or financial position.  The remaining 40% of current net reinsurance assumptions are produced through an exclusive agreement with a non-affiliated reinsurance broker, Paladin Catastrophe Management ("Paladin").  Business produced by Paladin covers catastrophe losses which attach at much lower levels, primarily covering tornado and hail losses in the United States, windstorm events excluding Florida and United States earthquake, excluding California, and certain Canadian risks.

Private Passenger Automobile Insurance

The Company markets Private Passenger Automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

Commercial Property and Business Owners Liability

Beginning in 2009, the Company began marketing commercial property and business owners liability coverages on a limited basis in partnership with a managing general agent in the State of Florida.

Property/Casualty Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred typically comprise nearly two-thirds of the Company’s operating expenses.  A discussion of this expense category follows.

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

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on evaluations of individual reported claims and by complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis loss reserves, which comprise approximately 61% of total reserves at December 31, 2009, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples.  Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 29 in Management’s Discussion and Analysis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims.  Our claims range from the very routine Private Passenger Automobile “fender bender” to the highly complex and costly claims involving large tractor-trailer rigs and large-scale losses resulting from catastrophic events.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits covered by the Company’s Fleet Transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2009 have been reduced by approximately $6.7 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $1.3 million lower for the year ended December 31, 2009.

For policies inforce at December 31, 2009, the maximum amount for which Protective insures a Fleet Transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by Protective are $5 million.  Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by Protective but 100% reinsured.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to current treaty and facultative reinsurance arrangements Protective’s maximum exposure to loss from a single occurrence ranges from approximately $1.0 million to $2.2 million for the vast majority of risks insured although, for certain losses occurring in prior policy years, Protective’s maximum exposure could be as high as $2.9 million for a single occurrence.  Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.  Net premiums earned and losses incurred by the Company for  2009, 2008 and 2007 each include $15,833, $22,567 and $28,427, respectively, related to such deductible provisions.  Protective has revised its treaty arrangements several times in prior years in response to changing market conditions.  The current treaty arrangements are effective until July 3, 2010 and cover the entire policy period for all business written from inception of the treaty on June 3, 2009 through that date.  Treaty renewals are expected to occur annually in the foreseeable future.  During the past ten years, Protective’s maximum exposure to a single occurrence has ranged from less than $100,000 to as much as $3.7 million for a very limited number of risks.  Because Protective occasionally offers multiple year policies and because losses from Fleet Transportation business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions by Protective than those provided by current treaty provisions.

With respect to the Company's private passenger automobile and small fleet trucking business, the Company's maximum net exposure for a single occurrence has never exceeded $250,000.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2009, 2008 and 2007.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2009.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2009 as well as the related re-estimated reinsurance recoverable for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2009	2008	2007
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$231,633	$244,500	$249,495

Provision for losses and LAE:
Claims occurring during the current year	108,935	132,829	129,065
Claims occurring during prior years	(9,584)	(17,077)	(21,284)
	99,351	115,752	107,781
Payments of losses and LAE:
Claims occurring during the current year	41,302	51,649	53,820
Claims occurring during prior years	84,777	76,970	58,956
	126,079	128,619	112,776

Other reserve adjustment	(1,652)	-	-

Liability for losses and LAE at end of year	203,253	231,633	244,500

Reinsurance recoverable on unpaid losses
at end of the year	155,778	157,925	134,116

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$359,031	$389,558	$378,616

The reconciliation above shows that a savings of $9.6 million was developed in the liability for losses and LAE recorded at December 31, 2008, with comparative developments for the two previous calendar years.  The following table is a summary of the $9.6 million reserve savings by accident year (dollars in thousands):
Years in Which Losses Were Incurred	Reserve at December 31, 2008	(Savings) Deficiency Recorded During 2009	% (Savings) Deficiency
2008	$81,180	$(2,368)	(2.9%)
2007	43,625	1,088	2.5%
2006	23,395	(7,141)	(30.5%)
2005	28,406	(1,397)	(4.9%)
2004	11,216	(1,427)	(12.7%)
2003 & prior	43,811	1,661	3.8%

	$231,633	$(9,584)	(4.1%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2003 & Prior	2004	2005	2006	2007	2008

Losses and allocated loss expenses developed on cases known to exist at December 31, 2008	$1,089	$331	$(763)	$(1,413)	$(323)	$2,271
Losses and allocated loss expenses reported on cases unknown at December 31, 2008 (IBNR)	212	-	282	56	567	9,606
Unallocated loss expenses paid	136	218	577	303	1,062	1,273
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	373	(1,591)	(2,035)	(4,498)	1,063	(22,905)
Net (savings) deficiency on losses from directly-produced business	1,810	(1,042)	(1,939)	(5,552)	2,369	(9,755)
(Savings)deficiency reported under reinsurance assumption agreements and residual markets	(149)	(385)	542	(1,589)	(1,281)	7,387

Net savings	$1,661	$(1,427)	$(1,397)	$(7,141)	$1,088	$(2,368)

Loss and loss expense developments, presented separately by major product line, were as follows for the years ended December 31 (dollars in thousands):

	2009	2008	2007

Fleet Transportation	$(12,877)	$(15,057)	$(16,456)
Private Passenger Automobile	(1,373)	(1,191)	(290)
Reinsurance	3,942	(205)	(4,112)
Involuntary residual markets	584	(31)	(56)
All other	140	(593)	(370)
	$(9,584)	$(17,077)	$(21,284)

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2008, losses reported which were previously unknown at December 31, 2008 (incurred but not reported), unallocated loss expense paid related to accident years 2008 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(Savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in property catastrophe reinsurance policies and treaties.  The Company records its share of losses from these policies and treaties based on reports from the reinsured companies and retrocessionaires and does not directly establish case reserves related to this segment of the Company's business.  The Company does, however, establish additional reserves for Reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.

Fleet Transportation has historically constituted the largest portion of net reserve development savings.  As shown, the savings from this category ranged from $12.9 million in 2009 to $16.5 million in 2007.  This fluctuation reflects the variability associated with the larger claims covered by the Company, particularly in periods when the Company’s net retentions increased.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2004, the widely fluctuating use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the Fleet Transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The developments for reinsurance and involuntary residual markets, which netted to a $4.5 million deficiency during 2009, are heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies and by managers of state run residual market pools.  While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year.  We have found this to be particularly true during years when large catastrophic events occur near year end, such was the case in 2008 with the occurrence of Hurricane Ike in September.  The larger savings developed during 2007, when compared to other years, reflects reductions in estimates of losses related to hurricane losses during 2004 and 2005 including additional reserves recorded by the Company in excess of those estimated by ceding reinsurers.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  Activity during the three year period ending 2009 has been insignificant.

Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $9.6 million in net savings developed during 2009 represents approximately 31% of pre-tax net income before realized capital gains for 2009 but only approximately 4.1% of December 31, 2008 net loss and LAE reserves.  The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980's.  This process has proven to be fully adequate with no overall deficiencies developed since 1985.  There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2009 for most lines of business.  However, the average settlement amounts of severe Fleet Transportation claims have tended to increase in recent years.

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

The differences between the liability for losses and LAE reported in the accompanying 2009 consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

Liability reported on a SAP basis - net of reinsurance recoverable	$207,993

Add differences: Reinsurance recoverable on unpaid losses and LAE	155,778
Additional reserve for residual market losses not reported to the Company at the current year end	360

Deduct differences: Estimated salvage and subrogation recoveries recorded on a cash basis for SAP and on an accrual basis for GAAP	(5,100)

Liability reported on a GAAP basis	$359,031

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end 1999 through 2009, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2009.  For example, the 1999 liability has developed a $14.3 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2008 have produced redundancies as of December 31, 2009.  In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the Fleet Transportation industry in general and by the Company’s insureds specifically.  Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of Fleet Transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage Fleet Transportation company management to focus even more intensely on safety programs.  To a small degree, reserve savings have been achieved by the use of structured settlements on certain workers' compensation and liability claims of a long-term liability nature.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2009 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious Fleet Transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2009, the Company had paid $90.9 million of losses and LAE that had been incurred, but not paid, as of December 31, 1999; thus an estimated $25.2 million (22%) of losses incurred through 1999 remain unpaid as of the current financial statement date ($116.1 million incurred less $90.9 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby many claims do not settle for more than ten years.

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2002, but incurred in 1999, will be included in the cumulative development amount for each of the years-end 1999, 2000, and 2001.  As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date.  It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 1999 through December 31, 2008, as of December 31, 2009, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by Protective to its Fleet Transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where Protective retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

Environmental Matters:  The Company's reserves for unpaid losses and loss expenses at December 31, 2009 included amounts for liability related to environmental damage claims.  Given the Company's principal business is insuring Fleet Transportation companies; it does on occasion receive claims involving a trucking accident which has resulted in the spill of a pollutant.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate spill of a pollutant.  These claims are typically reported and resolved within a short period of time.

However, the Company has also received a few environmental claims that did not result from a "sudden and accidental" event.  Most of these claims fall under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste.  Although the Company had pollution exclusions in its policies during that period, the courts have ignored such exclusions in many environmental cases.  Beginning with the year 1994 and through the year ended December 31, 2009, the Company has recorded a total of $5.1 million in losses incurred with respect to environmental claims.  The Company received notification in 2007 of a new environmental case involving a former insured during the 1970’s.  Discovery regarding this case continues; however, management believes exposure to the Company will not be significant.  Incurred losses to date include a reserve for incurred but not reported environmental losses of $1.5 million at December 31, 2009.

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

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$130,345	$119,905	$137,406	$144,267	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253

Liability Reestimated
as of:
One Year Later	122,238	119,018	127,398	130,681	147,468	193,445	225,183	228,211	227,423	222,049
Two Years Later	124,540	112,558	118,055	125,731	142,771	180,455	209,774	207,818	216,730
Three Years Later	119,379	103,251	118,712	124,693	137,502	171,332	200,955	199,503
Four Years Later	111,476	105,508	119,925	124,714	134,661	171,225	198,376
Five Years Later	113,720	106,757	120,757	124,507	135,418	171,005
Six Years Later	114,546	107,364	121,406	124,609	136,623
Seven Years Later	115,166	108,040	121,599	124,606
Eight Years Later	115,964	107,921	121,409
Nine Years Later	115,927	107,893
Ten Years Later	116,085

Cumulative Redundancy	$14,260	$12,012	$15,997	$19,661	$25,801	$36,132	$43,754	$49,992	$27,770	$9,584

Cumulative Amount of
Liability Paid Through:
One Year Later	$30,239	$31,132	$30,249	$39,956	$38,234	$60,343	$59,581	$58,956	$76,970	$84,777
Two Years Later	49,068	47,060	55,724	57,522	62,380	84,265	94,947	100,990	124,870
Three Years Later	60,427	58,618	64,489	69,959	74,198	102,692	117,522	127,011
Four Years Later	69,374	64,574	71,038	76,408	82,479	116,198	136,652
Five Years Later	73,958	69,316	75,878	81,121	91,607	124,176
Six Years Later	78,150	72,751	79,668	85,064	96,009
Seven Years Later	81,337	76,126	83,405	88,239
Eight Years Later	84,666	79,408	86,465
Nine Years Later	87,896	82,431
Ten Years Later	90,878

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$173,115	$182,124	$246,816	$277,309	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030

Liability Reestimated as of
December 31, 2009	181,893	214,918	262,405	294,210	318,883	367,387	339,221	312,871	332,161	349,070

Cumulative (Deficiency) Redundancy	(8,778)	(32,794)	(15,589)	(16,901)	23,566	72,785	91,052	96,541	46,455	40,488

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	42,770	62,219	109,410	133,042	180,025	233,035	188,143	159,917	134,116	157,925	155,778

Liability Reestimated as of
December 31, 2009	65,808	107,025	140,996	169,604	182,260	196,382	140,845	113,368	115,431	127,021

Cumulative (Deficiency) Redundancy	(23,038)	(44,806)	(31,586)	(36,562)	(2,235)	36,653	47,298	46,549	18,685	30,904

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	130,345	119,905	137,406	144,267	162,424	207,137	242,130	249,495	244,500	231,633	203,253

Liability Reestimated as of
December 31, 2009	116,085	107,893	121,409	124,606	136,623	171,005	198,376	199,503	216,730	222,049

Cumulative Redundancy	14,260	12,012	15,997	19,661	25,801	36,132	43,754	49,992	27,770	9,584

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its marketing efforts on large and medium trucking fleets.  Protective has its largest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a portion of their risk and such self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of Fleet Transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states that do not allow for self-insurance of this coverage.  Protective also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractors who are fleet owners.  In addition, Sagamore offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing Private Passenger Automobile insurance. More recently, Protective has expanded its Fleet Transportation offerings to include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2009, Fleet Transportation products generated approximately 65% of direct premium written and assumed for the Company.

Since 1992, the Company has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected insurers and reinsurers.  Protective is committed to participation in this market, although participation levels depend on the adequacy of pricing which can vary widely from time to time.  In determining the volume of catastrophe reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML), generally defined as a 1-in-250 year event (.4% probability of occurrence), within a given geographic area.  As retrocessions are offered to the Company, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits.  As of December 31, 2009, the Company’s estimate of its gross exposure to a PML is approximately 12% of consolidated surplus.  However, this amount is before state and federal tax credits and reinstatement premiums which would significantly reduce the impact of a PML on the Company’s surplus.

Since 1995, the Company has sold Private Passenger Automobile insurance.  This program is currently being marketed in thirty mid-western and southern states through independent agents.  Sagamore utilizes state-of-the-art technology extensively in marketing its Private Passenger Automobile insurance product in order to provide superior service to its agents and insureds.

Beginning in the second quarter of 2009, the Company began underwriting selected commercial property and business owners’ liability policies in the state of Florida, utilizing its excess and surplus lines authority and the services of a managing general agency.

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

At December 31, 2009 the financial statement value of the Company's investment portfolio was approximately $622 million, including $83 million of money market instruments classified as cash equivalents.  The adjusted cost of this portfolio was $573 million with the $49 million difference carried as pre-tax unrealized gains.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2009	2008
Obligations of states and political subdivisions	31.9%	51.0%
Short-term and money markets	15.1	11.2
Corporate securities	12.4	12.4
U.S. government obligations	9.5	4.2
Residential mortgage-backed securities	8.4	2.0
Foreign government obligations	1.3	1.2
Government sponsored entities	1.0	0.9
Commercial mortgage-backed securities	1.0	0.7
Total fixed maturities	80.6	83.6
Equity securities	7.3	7.7
Limited partnerships (equity basis)	12.1	8.7
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 75.1% of the market value of the Company’s total invested assets at December 31, 2009.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer (non-index fund) was $7.3 million (1.6% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2009, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 182% of net loss and loss adjustment expense reserves, thus providing a substantial margin above this conservative guideline.

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

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2009.  Note that the duration of the portfolio is less than the average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. The Company’s maturities of bonds and short-term investments at par value at December 31 are summarized in the following table:

	2009	2008
Less than one year	55.6%	45.3%
1 to 5 years	29.4	40.3
5 to 10 years	3.4	7.8
More than 10 years	11.6	6.6
	100.0%	100.0%

Average life of portfolio (years)	3.8	3.0

Approximately $34.1 million of fixed maturity investments (5.5% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds.

The market value of the consolidated fixed maturity portfolio was $4.7 million greater than cost at December 31, 2009, before income taxes, which compares to a $6.7 million unrealized gain at December 31, 2008.  Each individual issue with a market value less than cost at year end was determined to result from interest rate increases and not from credit quality. The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance issued in April 2009. As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  The net effect of other-than-temporary impairment adjustments to fixed maturity securities, which added to investment gains, was a positive $3.9 million for the year, before taxes.  In 2008, the net effect of other-than-temporary impairment adjustments to fixed maturity securities, which increased realized losses, was a negative $3.9 million.  The current net unrealized gain consists of $5.2 million of gross unrealized gains and $.5 million of gross unrealized losses.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 13.8% of the market value of the consolidated investment portfolio at December 31, 2009, but only 7.3% of the related cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 100 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $3.3 million at December 31, 2009 (.7% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $35 million pre-tax unrealized gain at the current year end using original cost and over $44 million using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover is very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  During 2009, the Company disposed of equity securities which were considered to have less than average near term potential for improvement.  These sales generated both gains and losses but netted to a realized gain of $2.1 million before taxes.

The net effect of other-than-temporary impairment adjustments, which decreased investment gains from equity securities, was a negative $1.4 million for the year before taxes.  The reclassification of unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio increased to $44.3 million, before tax at December 31, 2009 from $23.1 million last year end reflecting the significant recovery of equity markets in 2009.  The current net unrealized gain consists of $44.6 million of gross unrealized gains and $.3 million of gross unrealized losses.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development and small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2009, the aggregate original investment in the limited partnerships was $31.0 million and the aggregate market value was $69.4 million.

As a group, these investments experienced fair value increases during 2009, with the aggregate of the Company’s share of such gains totaling approximately $25.6 million as reported by the limited partnerships.  The current year limited partnership value increase is composed of estimated realized income of $3.6 million and estimated unrealized gains of $22.0 million, as reported to the Company by the various general partners.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $23.4 million and estimated unrealized gains of $15.0 million.

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

Investment Yields

The interest rate environment continued to decline during 2009, particularly for short-term investments.  As a result, pre-tax net investment income decreased $3.1 million, or 18% and after tax income decreased $3.0 million, or 20% during 2009.  A comparison of consolidated investment yields, before consideration of investment expenses, is as follows:

	2009	2008
Before federal tax:
Investment income	3.3%	3.7%
Investment income plus investment gains (losses)	9.6	(4.9)

After federal tax:
Investment income	2.7	3.1
Investment income plus investment gains (losses)	6.8	(2.5)

Readers are also directed to the Results of Operations beginning on page 24 of this document for additional details of investment operations.

Regulatory Framework

The Company’s businesses are currently subject to insurance industry regulation by each of the fifty states in which the Company’s subsidiaries are licensed.  In addition, minor portions of the Company’s business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  There can be no assurance that, in response to current economic conditions, laws and regulations will not be changed in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government has undertaken a substantial review and revision of the regulation and supervision of financial institutions, including insurance companies as well as tax laws and regulation, which could impact the Company’s operations and performance.  While it is currently expected that federal government regulation will be focused on the largest financial companies, additional regulations could increase the cost of compliance to the Company.  Further, while management is not aware of any significant pending changes, the Company is also subject to regulatory risks from changes to state and federal tax laws that may affect the treatment of insurance related deductions or income recognition.

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company’s ability to generate income from its insurance company operations.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has consistently maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators preventing the Company from writing new business and therefore having a detrimental effect on the Company. Also, the ability for the Company’s insurance subsidiaries to increase insurance rates is regulated for significant portions of the Company’s business and such rate increases can be delayed for substantial periods by regulators.

Employees

As of December 31, 2009, the Company had 293 employees, representing a decrease of 19 employees from the prior year.

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

The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its customers and the extensive use of technology with respect to its insureds and independent agent force.  However, the Company is not “top-line” oriented and will readily sacrifice premium volume during periods of unrealistic rate competition.  Accordingly, should competitors determine to “buy” market share with unprofitable rates, the Company’s Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

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

Item 1A.  RISK FACTORS

•
The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources. Further, this industry is heavily regulated.  Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance company operations.  The Company’s principal subsidiaries are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces and Bermuda.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  Failure to maintain compliance could result in various governmental regulators preventing the Company from writing new business and therefore having a material impact on the Company.  Further, the ability for the Company’s insurance subsidiaries to adjust insurance rates is regulated for significant portions of the Company’s business and such rate adjustments can be delayed for substantial periods by regulators.

•
The Company has two classes of common stock with unequal voting rights.  The Company is effectively controlled by its principal stockholders and management, which limits other stockholders’ ability to influence operations.  The Company’s executive officers, directors and principal stockholders and their affiliates control nearly 70% of the outstanding shares of voting Class A common stock and 39% of the outstanding shares of non-voting Class B common stock.  These parties effectively control the Company; direct its affairs, exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

•
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. While the company has not experienced any significant reinsurance losses for almost twenty five years, certain of our reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies. If we are not able to collect the amounts due to us from reinsurers, the resultant credit losses could materially adversely affect our results of operations, equity, business and insurer financial strength.

•
Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders.  A large portion of losses recorded by the Company are estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part. As trends in underlying claims develop, particularly in so-called “long tail” or long duration coverages, we are sometimes required to revise our reserves. This results in a charge to our earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made. These charges can be substantial and can have a material effect, either positively or negatively, on our results of operations and equity.

•
A significant portion of the risk underwritten by the insurance subsidiaries covers property losses resulting from catastrophic events on a worldwide basis.  The occurrence and valuation of loss events for this business is highly unpredictable and a single catastrophic event could result in a materially significant loss to the Company. Catastrophe losses are an inevitable part of our business. Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable. In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow. The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the severity of the events themselves. In addition, as in the case of catastrophic losses generally, it can take many months, or even years, for the ultimate cost to us to be finally determined. As our claim experience develops on a particular catastrophe, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. While the eventual occurrence of catastrophic losses is expected, we are prohibited by U.S. generally accepted accounting principles from establishing reserves for the expected future occurrence of these losses (such as is done in the life insurance industry).  Accordingly, upon the occurrence of such a loss, it will likely have a material adverse impact on the Company’s results of operations in the quarter in which it occurs.

•
The Company derives a significant percentage of its direct premium volume from a single major customer, FedEx Ground and certain of its subsidiaries and related entities, and from insurance coverage provided to its independent contractors.  Loss of this major customer would severely reduce the Company’s revenue and earnings potential.

•
The Company, through its Insurance Subsidiaries, requires collateral from its insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient. In this regard, FedEx Ground and certain of its subsidiaries and related entities, utilizes significant self-insured retentions and deductibles under policies of insurance provided by the Company’s insurance subsidiaries. In the case of FedEx Ground, the Company has determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should the Company become responsible for this customer’s self-insured retention and deductible obligations, the collateral held could be insufficient and the Company could sustain a significant operating loss.

•
Given the Company’s significant interest-bearing investment portfolio, a drop in interest rates would likely have an adverse impact on the Company’s earnings and financial position.  Conversely, an increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio. The functioning of the fixed income markets, the values of the investments the Company holds and the Company’s ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in the Company’s portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact the Company’s ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation.  If the fixed-income were to suffer a decrease in value to a substantial degree, the Company’s liquidity, financial position, and financial results could be materially adversely affected. Under these circumstances, the Company’s income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company’s results of operations, equity, business and insurer financial strength.

•
The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions. A decline in the aggregate value of the equity securities and limited partnership investments would be expected to result in a commensurate decline both in the value of the Company’s equity securities and limited partnership investments and in the Company’s shareholders equity. The resultant decline could materially adversely affect the Company’s results of operations, equity, business and insurer financial strength.

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

The Company's entire operations are conducted from these facilities.  The current facilities are expected to be adequate for the Company's operations for the foreseeable future.

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

As of December 31, 2009, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2009 and 2008, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared
2009:
Fourth Quarter	$24.38	$21.10	$24.98	$21.38	$.25
Third Quarter	22.70	17.32	24.39	19.19	.25
Second Quarter	20.69	17.25	21.52	17.76	.25
First Quarter	18.00	15.40	20.76	14.28	.25

2008:
Fourth Quarter	23.00	13.50	25.75	14.01	.25
Third Quarter	23.74	17.97	27.90	17.01	.25
Second Quarter	23.22	20.19	25.99	17.36	.25
First Quarter	26.40	22.60	27.95	23.51	.25

The Company has paid quarterly cash dividends continuously since 1974.  The current regular quarterly dividend rate is $.25 per share.  The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At times, the Company has paid an extra cash dividend in recognition of the Company’s more than adequate capitalization and favorable earnings.  The Board intends to address the subject of dividends at each of its future meetings considering the Company’s earnings, returns on investments and its capital needs; however, shareholders should not expect extra dividends, if any, in the future to follow any predetermined pattern.

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2004, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Baldwin & Lyons, Inc.	100.00	94.08	109.27	124.76	86.68	123.43
NASDAQ Insurance Index	100.00	109.25	122.49	121.52	107.34	107.94
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$250,159	$221,942	$207,367	$197,064	$222,445

Net premiums earned	181,300	182,299	179,065	169,766	186,165

Net investment income	13,971	17,063	19,595	19,548	14,840

Net gains (losses) on investments	30,816	(47,750)	40,096	17,064	22,981

Losses and loss expenses incurred	99,351	115,752	107,781	112,604	140,622	5

Net income (loss)	44,802	(7,713)	55,131	38,185	34,223

Earnings per share -- net income (loss) 1	3.04	(.51)	3.63	2.54	2.30

Cash dividends per share 2	1.00	1.00	1.65	2.55	.95

Investment portfolio 3	622,085	545,491	650,538	626,753	622,920

Total assets	851,315	777,743	842,833	853,719	862,081

Shareholders' equity	372,943	330,067	380,718	357,627	346,685

Cost of treasury shares purchased	880	8,908	-	401	-

Book value per share 1	25.31	22.32	24.98	23.60	23.31

Underwriting ratios 4

Losses and loss expenses	54.8%	63.5%	60.2%	66.3%	75.5%

Underwriting expenses	35.8%	30.9%	30.9%	26.6%	22.0%

Combined	90.6%	94.4%	91.1%	92.9%	97.5%

  1 Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

2 Includes extra dividends of $0, $0, $.65, $1.70 and $.55 for 2009, 2008, 2007, 2006 and 2005, respectively.

3 Includes money market instruments classified with cash in the Consolidated Balance Sheets.

4 Data is for all coverages combined, does not include fee income and is presented based upon U.S. generally accepted accounting principles.

  5 Includes $17,595 relating to Hurricanes Katrina, Rita and Wilma.

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2009, positive cash flow from operations totaled $30.7 million compared to a negative $2.0 million in 2008.  This comparative increase in operating cash flow resulted from increases in gross premiums and decreases in losses paid in 2009, as well as the timing of premiums ceded to reinsurers.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity.  As flat yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company’s bond and short-term investment portfolio increased from 3.0 to 3.8 years during 2009.  The average duration of the Company’s fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2009 included $86.8 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $168.7 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s U.S. insurance subsidiaries for 2009 equaled approximately 40% of the combined statutory surplus of these subsidiaries.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2009, $68.0 million, or 18% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $20 million unsecured line of credit and has $10.0 million of drawings outstanding on this line at December 31, 2009, the proceeds of which were used largely for the repurchase of treasury shares.

Results of Operations

2009 Compared to 2008

Direct premiums written for 2009 totaled $209.1 million, an increase of $26.3 million (14%) from 2008.  The increase is primarily attributable to $19.0 million in premiums generated by new product lines and a $6.1 million (30%) increase in the Company's Private Passenger Automobile business.  New product premiums are derived from commercial property and business owners’ liability business.  Premiums ceded to reinsurers on direct business increased $18.8 million (47%) during 2009 to $58.6 million as the consolidated percentage of premiums ceded to direct premiums written increased to 28.0% for 2009 from 21.8% for 2008.  This increase is reflective of expansion of the workers’ compensation component of Fleet Transportation business, increased use of facultative reinsurance and the Company's expansion into commercial property and business owners’ liability business.

Premiums assumed from other insurers and reinsurers totaled $41.0 million during 2009, an increase of $1.9 million (5%) from 2008.  The small increase reflects an overall slight decline in exposures and single to low double digit rate increases.  Premium ceded related to the reinsurance assumed business declined from 14% in 2008 to 4% in 2009 as reductions in exposures in the Company’s book of United States business resulted in a decline in the need for reinsurance protection.

After giving effect to changes in unearned premiums, net premiums earned remained relatively flat at $181.3 million for 2009 compared to $182.3 million for 2008.  Increases in net premiums earned were recorded on the Company’s reinsurance business ($5.1 million or 14.4%) and Private Passenger Automobile business ($1.8 million or 8.2%).  The new and commercial property and business owners’ liability business generated $2.8 million in net premium earned.  These increases were offset by a $10.7 million (8.6%) decrease in net premium earned on Fleet Transportation products as higher reinsurance ceded reduced level gross premium writings within the Fleet Transportation products, as noted above.

Pre-tax investment income of $14.0 million reflects a decrease during 2009 compared to 2008 as pre-tax yields were down 11% on average reflecting worldwide lower available rates, principally on short-term investments.  After tax investment income decreased by 20% during 2009, compared to the prior year.

Net gains on investments, before taxes, totaled $30.8 million in 2009 compared to a net loss on investments of $47.7 million last year.  The gains in 2009 are attributable to $5.2 million in fixed maturity and equity security net direct trading gains and $25.6 million in limited partnerships net gains.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of earnings in these entities represented a positive return of 57% for 2009 versus a negative return of 43% for 2008. To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  Adjustments attributable to "other-than-temporary impairment" of $2.5 million in recoveries during 2009 increased fixed maturity and equity security net gains as stated above.

Losses and loss expenses incurred during 2009 decreased $16.4 million (14%) to $99.4 million.  The decrease in losses incurred is due primarily to lower current year loss activity from directly-produced business and lower losses from reinsurance, including a $4.0 million drop in hurricane losses from 2008.  Partially offsetting these decreases was a $2.5 million increase in losses from the Company’s Private Passenger Automobile product.  The 2009 consolidated loss and loss expense ratio was 54.8% compared to 63.5% for 2008.  The Company's loss and loss expense ratios for major product lines are summarized in the following table.

	2009	2008
Fleet Transportation	56.0%	63.6%
Private Passenger Automobile	70.6	64.5
Reinsurance	40.9	63.7
All lines	54.8	63.5

The Fleet Transportation loss ratio for 2009 was impacted by lower current year losses primarily from the independent contractor product.  Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years allow for more volatility in losses. The increase in the Private Passenger Automobile loss ratio is due primarily to higher current year losses and also reflects the higher premium volume in 2009.  The Reinsurance loss ratio was lower in 2009 as the result of a lack of 2009 hurricane losses as well as a drop in United States tornado and hail losses experienced compared to 2008.

The Company produced an overall savings on the handling of prior year claims during 2009 of $9.6 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $17.1 million savings produced during 2008 on prior year claims. This net savings included a $4.6 million deficiency attributable to reinsurance, principally resulting from increases to Hurricane Ike losses not reported to the Company until 2009.  The $14.2 million net savings attributable to direct business was distributed among all of the Company’s products, with the majority attributable to the Company's independent contractor and large Fleet Transportation businesses, and is generally consistent with recent prior years.  Because of the high limits provided by the Company to its Fleet Transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the Fleet Transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its Fleet Transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2009, before credits for allowances from reinsurers, increased $12.7 million (21%) to $74.4 million.  This increase is due primarily to a $5.3 million increase in commission expense and a $4.3 million increase in salary and salary-related expenses.  The higher commissions reflect expansion of the Company’s distribution channels to include non-affiliated agents and the higher salary expense relates primarily to employees hired in support of both existing and new product lines, including the formation of an in-house actuarial department.  Other increases related primarily to investments in the Company’s IT structure in support of existing, new and potential product lines.

Reinsurance ceded credits were $2.3 million (74%) higher in 2009, resulting from the Company ceding a higher percentage of the gross premium to other companies under reinsurance treaties, principally for workers’ compensation coverages.  After consideration of these expense offsets, operating expenses increased $10.5 million, or 18% from the prior year.

A portion of the Company’s Fleet Transportation business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses.  In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 35.8% in 2009 and 30.9% in 2008.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 34.2% for 2009 compared with 28.6% for 2008.

The effective federal tax rate on consolidated income for 2009 was 30.3%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the change in net gains and losses on investments, the Company experienced net income for 2009 of $44.8 million compared to a net loss of $7.7 million for 2008.  Diluted earnings per share income of $3.04 were recorded in 2009 compared to a net loss of $.51 in 2008.  Earnings per share from operations, defined as income before gains or losses on investments, were $1.68 compared to $1.55 in 2008.

2008 Compared to 2007

Direct premiums written for 2008 totaled $182.8 million, an increase of $6.6 million (4%) from 2007.  The increase is primarily attributable to an increase in the Company's Fleet Transportation business of $8.3 million (6%).  The higher premium volume from the Fleet Transportation program resulted from the addition of contractors by existing accounts and from modifications to the program whereby workers’ compensation coverages were offered to employees of the independent contractors.  This increase was partially offset by a decrease in the Company’s Private Passenger Automobile program of $3.1 million (13.0%) due to ongoing rate competition and the resultant loss of business.

Premiums assumed from other insurers and reinsurers totaled $39.1 million during 2008, an increase of $8.0 million (26%) from 2007.  The reinsurance increase resulted from increased premiums generated by most of the Company’s programs reflecting increased exposure and, to a lesser extent, higher premium rates.  Premium volume from reinsurance will often fluctuate depending on the favorability of pricing for the coverages provided.  Further, premium volume for this segment is limited by the Company’s self-imposed limitation to loss from a single catastrophic event.

Premiums ceded to reinsurers on direct business increased $6.8 million (21%) during 2008 to $39.8 million as the consolidated percentage of premiums ceded to direct premiums written increased to 21.8% for 2008 from 18.7% for 2007.  This increase is reflective of the Company's decreased retention under reinsurance treaties effective June, 2007, and June, 2008, covering Fleet Transportation risks, resulting in a higher percentage of the direct premiums ceded to reinsurers.

After giving effect to changes in unearned premiums, net premiums earned increased 2% to $182.3 million for 2008 from $179.1 million for 2007.  Net premiums earned from Fleet Transportation insurance products increased by $2.7 million (2%).  Additionally, net premiums earned from reinsurance increased by $6.7 million (23%).  Net premiums earned from the Company's Private Passenger Automobile product decreased by $7.2 million (25%).

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

Net losses on investments, before taxes, totaled $47.7 million in 2008 compared to a net gain on investments of $40.1 million last year.  These totals include gains and losses from both direct securities trading and investments in limited partnerships.  The losses in 2008 are attributable to $11.9 million in fixed maturity and equity security net direct trading losses, $33.6 million in limited partnerships net losses and $2.2 in derivative security net losses.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and small venture capital activities and, to a lesser extent, real estate development.  The estimated market value of limited partnership ventures investments was $44.9 million at December 31, 2008 compared to a cost basis of $32.0 million. The aggregate of the Company’s share of earnings in these entities represented a loss of 43% for 2008 versus a positive return of over 40% for 2007.  The Company follows the equity method of accounting for its investments in limited partnerships.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include unrealized as well as realized gains or losses.  The current year limited partnership total is composed of estimated realized gains of $3.4 million and estimated unrealized losses of $37.0 million, as reported to the Company by the general partners.  Inception to date unrealized losses included in the December 31, 2008 asset valuation total $6.9 million.  Adjustments attributable to "other-than-temporary impairment," of $9.0 million during 2008 are reflected in fixed maturity and equity security net losses as stated above.  Further explanation of “other-than-temporary impairment” can be found in Note B to the consolidated financial statements.

Losses and loss expenses incurred during 2008 increased $8.0 million (7%) to $115.8 million.  The increase in losses incurred is due to increased current year loss activity, including $5.5 million in losses attributable to hurricanes, and lower savings on prior accident year losses, primarily from reinsurance.  Partially offsetting increases in loss and loss expenses was a $5.5 million decrease in losses from the Company’s Private Passenger Automobile product corresponding to the decline in premium volume for that product.  The 2008 consolidated loss and loss expense ratio was 63.5% compared to 60.2% for 2007.  The Company's loss and loss expense ratios for major product lines are summarized in the following table.

	2008	2007
Fleet Transportation	63.6%	58.4%
Private Passenger Automobile	64.5	67.7
Reinsurance	63.7	60.8
All lines	63.5	60.2

The Fleet Transportation loss ratio for 2008 was adversely impacted by increases in reported loss amounts on a handful of severe claims.  Also, the loss ratio for the independent contractor product is higher in 2008 as a significant number of insured contractors altered their business structure and therefore transitioned from accident and health to workers’ compensation coverage.  Factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years allow for more volatility in losses. The decrease in the Private Passenger Automobile loss ratio is due primarily to increased savings on prior years’ losses.  The reinsurance loss ratio was higher in 2008 as the result of hurricane losses, principally Hurricane Ike, which added almost 16 points to the loss ratio for this segment for the year end more than offset a decline in the unusually large amount of tornado and hail losses experienced during 2007.

The Company produced an overall savings on the handling of prior year claims during 2008 of $17.1 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $21.3 million savings produced during 2007 on prior year claims. This savings was distributed among all of the Company’s products, with the majority attributable to the Company's large Fleet Transportation business, and is generally consistent with recent prior years before consideration of savings related to retrospectively-rated contracts.  Because of the high limits provided by the Company to its Fleet Transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the Fleet Transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its Fleet Transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

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

Critical Accounting Policies

The Company’s significant accounting policies which are material and/or subject to significant degrees of judgment are highlighted below.

Investment Valuation

All marketable securities are included in the Company’s balance sheet at current fair market value.

Approximately 73% of the Company’s assets are composed of investments at December 31, 2009.  Approximately 89% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 11% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While the majority of the underlying assets at December 31, 2009 are publicly-traded securities, some have been valued by the respective partnerships using their experience and judgment.

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

In determining if and when an equity security’s decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual equity security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery.  For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary.  In those instances, the Company also considers its intent and ability to hold equity investments until recovery.  For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss.  Declines which are considered to be temporary are recorded as a reduction in shareholders’ equity, net of related federal income tax credits.

It is important to note that all investments included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold.  At December 31, 2009, unrealized gains include $9.4 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $9.2 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2009, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2009, the total gross unrealized loss included in the Company’s investment portfolio was approximately $.9 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2009, investment gains would have decreased by $.04 per share for the year, after tax.  There would, however, have been no impact on total shareholders’ equity or book value per share since the decline in value of these securities was already recognized as a reduction to shareholders’ equity at December 31, 2009.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2009	2008	2007
Premium ceded (reduction to premium earned)	$60,818	$46,514	$40,094
Losses ceded (reduction to losses incurred)	22,025	53,398	4,981
Commissions from reinsurers (reduction to operating expenses)	5,352	3,084	2,044

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 2.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 18% of total Company assets as of December 31, 2009.  In order to be able to provide the high limits required by the Company’s Fleet Transportation company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for Fleet Transportation liability and workers’ compensation, provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This is even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible for the reinsurer's portion of the loss.  The financial condition of each of the Company’s reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the superior credit ratings available are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made continually and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each significant product group are shown in the following table for on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2009 and 2008 (dollars in thousands).  Those product groups individually comprising less than three percent of the Company’s total reserves are shown in the aggregate as “All other”.

	Direct and Assumed		Net
Line of Business	2009	2008	2009	2008

Fleet Transportation	$297,781	$325,765	$147,854	$173,320
Reinsurance	34,814	37,489	34,814	37,489
Private Passenger Automobile	10,293	9,802	9,802	9,802
All other	16,143	16,502	10,783	11,022
	$359,031	$389,558	$203,253	$231,633

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

•
Expected loss ratios for the current book of business, particularly the Company’s large fleet excess product, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  As shown in the table on page 29, the majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to the Fleet Transportation product.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s large fleet excess product for policies subject to certain recent major reinsurance treaties (approximately $91.7 million, or approximately 31% of carried direct reserves for Fleet Transportation).

A 10 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2009 would increase or decrease gross loss reserves by approximately $20.7 million.  On a net basis, a 10 percentage point increase in loss ratio would increase net loss reserves by approximately $7.6 million whereas a 10 percentage point decrease would decrease net loss reserves by approximately $10.9 million.  Similarly, a 20 percentage point increase or decrease would increase or decrease gross loss reserves by approximately $41.3 million.  On a net basis, a 20 percentage point increase in loss ratio would increase net loss reserves by approximately $17.0 million whereas a 20 percentage point decrease would decrease net loss reserves by approximately $22.0 million with the lower impact from loss ratio increases attributable to minimum and maximum factors included in the various reinsurance contracts.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31, 2009 and 2008 consisted of (dollars in thousands):

	2009	2008
Total deferred tax liabilities	$27,249	$13,155
Total deferred tax assets	22,205	23,745
Net deferred tax assets (liabilities)	$(5,044)	$10,590

Deferred tax assets at December 31, 2009, include approximately $15.3 million related to loss and loss expense reserves of which, $8.7 million relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future.  An additional $3.2 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Deferred ceding commissions represent $1.0 million of deferred tax assets.  The balance of deferred tax assets, approximately $2.7 million, consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2009.

FASB provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Based on this guidance, we regularly analyze tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed.  Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions.  We accrue interest related to these uncertain tax positions which is recognized in income tax expense.  Penalties, if any, related to uncertain tax positions would be recorded in income tax expenses.

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

To the extent inflation influences yields on investments, the Company is also affected.  The Company’s short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve.  As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company’s investments are impacted.  Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment (see additional comments under Market Risk, following).

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves since portions of these reserves are expected to be paid over extended periods of time.  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

Market Risk

The Company operates within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks.  These market risks relate to interest rate fluctuations, equities market prices and, to a far lesser extent, foreign currency rate fluctuations.  All of the Company's invested assets, with the exception of investments in limited partnerships, are classified as available for sale.

The most significant of the three identified market risks relates to prices in the equities market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2009 was $85.9 million or approximately 14% of invested assets.  This market valuation includes $44.3 million of appreciation over the cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

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

The Company's fixed maturity portfolio totaled $379.9 million at December 31, 2009.  Approximately 65% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  85% of the portfolio matures within 5 years; and the average life of the Company's fixed maturity investments is approximately 3.8 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company’s financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company’s view of changes that the Company believes are reasonably possible over a one-year period. The Company’s selection of the range of values chosen to represent changes in interest rates should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events. The equity portfolio was compared to the S&P 500 index due to its correlation with the vast majority of the Company’s current equity portfolio.   The limited partnership portfolio was compared to the S&P 500 and Indian BSE 500 indices due to their significant correlation with the vast majority of our limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 100 basis points and a 10% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).
		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2009:
U.S. government obligations	$54,632	$(929)	$-
Government sponsored entities	5,883	(113)	-
Residential mortgage-backed securities	48,377	(1,135)
Commercial mortgage-backed securities	5,652	(133)	-
Obligations of states and
political subdivisions	185,469	(2,848)	-
Corporate securities	72,185	(1,804)	-
Foreign government obligations	7,724	(131)	-
Total fixed maturities	379,922	(7,093)	-
Equity securities	85,886	-	(8,590)
Limited partnerships	69,436	-	(9,040)
Short-term	3,703	-	-
Total available-for-sale securities	$538,947	$(7,093)	$(17,630)

2008:
U.S. government obligations	$21,888	$(557)	$-
Government sponsored entities	4,672	(130)	-
Residential mortgage-backed securities	10,248	(327)	-
Commercial mortgage-backed securities	3,242	(104)	-
Obligations of states and
political subdivisions	267,152	(6,384)	-
Corporate securities	66,084	(1,953)	-
Foreign government obligations	5,975	(152)	-
Total fixed maturities	379,261	(9,607)	-
Equity securities	63,200	-	(6,321)
Limited partnerships	44,883	-	(5,879)
Short-term	33,820	-	-
Total fixed maturities and other investments	$521,164	$(9,607)	$(12,200)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).
		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2009:
U.S. government obligations	$54,632	$(1,384)	$-
Government sponsored entities	5,883	(168)	-
Residential mortgage-backed securities	48,377	(1,680)	-
Commercial mortgage-backed securities	5,652	(196)	-
Obligations of states and
political subdivisions	185,469	(3,948)	-
Corporate securities	72,185	(2,670)	-
Foreign government obligations	7,724	(195)	-
Total fixed maturities	379,922	(10,241)	-
Equity securities	85,886	-	(12,884)
Limited partnerships	69,436	-	(13,560)
Short-term	3,703	-	-
Total fixed maturities and other investments	$538,947	$(10,241)	$(26,444)

2008:
U.S. government obligations	$21,888	$(845)	$-
Government sponsored entities	4,672	(197)	-
Residential mortgage-backed securities	10,248	(492)	-
Commercial mortgage-backed securities	3,242	(156)	-
Obligations of states and
political subdivisions	267,152	(9,263)	-
Corporate securities	66,084	(2,947)	-
Foreign government obligations	5,975	(231)	-
Total fixed maturities	379,261	(14,131)	-
Equity securities	63,200	-	(9,481)
Limited partnerships	44,883	-	(8,819)
Short-term	33,820	-	-
Total fixed maturities and other investments	$521,164	$(14,131)	$(18,300)

The Company's exposure to foreign currency risk is not material.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2009.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$359.0	$110.9	$99.8	$40.9	$107.4

Investment commitments	2.2	2.2	-	-	-

Operating leases	5.6	1.5	2.9	1.2	-

Borrowings	10.0	-	10.0	-	-

Total	$376.8	$114.6	$112.7	$42.1	$107.4

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table.  Timing of the collection of the related reinsurance recoverable, estimated to be $155.5 million at December 31, 2009, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2009.

Borrowings are made under a line of credit with a current expiration of June 23, 2011.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

YEAR ENDED DECEMBER 31, 2009

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 11, 2010

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2009	2008
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$379,922	$379,261
Equity securities	85,886	63,200
Limited partnerships	69,436	44,883
Short-term and other	3,703	33,820
	538,947	521,164

Cash and cash equivalents	79,504	16,657
Accounts receivable--less allowance (2009, $566; 2008, $650)	32,535	29,701
Accrued investment income	3,786	5,019
Reinsurance recoverable	155,451	159,989
Prepaid reinsurance premiums	10,651	4,914
Deferred policy acquisition costs	4,905	2,326
Property and equipment--less accumulated depreciation
(2009, $9,551; 2008, $9,003)	13,332	11,582
Notes receivable from employees	2,054	2,199
Other assets	10,150	13,602
Deferred federal income taxes	-	10,590
	$851,315	$777,743

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$359,031	$389,558
Unearned premiums	25,912	17,183
	384,943	406,741

Reinsurance payable	21,705	2,862
Short-term borrowings	10,000	9,000
Accounts payable and other liabilities	50,173	27,076
Current federal income taxes	6,507	1,997
Deferred federal income taxes	5,044	-
	478,372	447,676
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2009, 2,623,109; 2008, 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2009, 12,109,878; 2008, 12,163,251 shares	517	519
Additional paid-in capital	46,337	46,312
Unrealized net gains on investments	31,886	19,410
Retained earnings	294,091	263,714
	372,943	330,067
	$851,315	$777,743

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2009	2008		2007
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$181,300		$182,299	$179,065
Net investment income	13,971		17,063	19,595
Commissions and other income	6,562		5,317	5,007
Net realized gains (losses) on investments, excluding
impairment losses	33,662		(35,868)	40,689
Total other-than-temporary impairment losses on investments	(2,846)		(11,881)	(593)
Net realized gains (losses) on investments	30,816		(47,749)	40,096
	232,649		156,930	243,763
Expenses:
Losses and loss expenses incurred	99,351		115,752	107,781
Other operating expenses	69,032		58,577	56,330
	168,383		174,329	164,111
Income (loss) before federal income taxes	64,266		(17,399)	79,652

Federal income taxes (benefits)	19,464		(9,686)	24,521
Net income (loss)	$44,802		$(7,713)	$55,131

Per share data:
Diluted earnings	$3.04	$	( .51)	$3.63

Basic earnings	$3.04	$	( .51)	$3.63

Cash dividends paid	$1.00		$1.00	$1.65

Consolidated Statements of Changes in Equity Other Than Capital
Baldwin & Lyons, Inc. and Subsidiaries

	2009	2008	2007
	(dollars in thousands)

Balances at beginning of year:
Retained earnings	$263,714	$295,293	$264,060
Unrealized gains on investments	19,410	36,876	47,229
	283,124	332,169	311,289

Changes arising from income-producing activities:
Net income (loss)	44,802	(7,713)	55,131

Gains (losses) on investments:
Pre-tax holding gains (losses) on debt and equity securities
arising during period	24,442	(41,058)	1,027
Applicable federal income taxes	8,555	(14,370)	359
	15,887	(26,688)	668

Pre-tax gains (losses) on debt and equity securities
included in net income (loss) during period	5,248	(14,188)	16,955
Applicable federal income taxes	1,837	(4,966)	5,934
	3,411	(9,222)	11,021

Change in unrealized gains (losses) on investments	12,476	(17,466)	(10,353)

Foreign exchange adjustment	1,001	(1,468)	1,164

Comprehensive income - total realized and
unrealized income (loss)	58,279	(26,647)	45,942

Other changes affecting retained earnings:
Cash dividends paid to shareholders	(14,744)	(15,096)	(25,062)
Cost of treasury shares in excess of original issue proceeds	(682)	(7,302)	-
	(15,426)	(22,398)	(25,062)
Total changes	42,853	(49,045)	20,880

Balances at end of year:
Retained earnings	294,091	263,714	295,293
Unrealized gains on investments	31,886	19,410	36,876
	$325,977	$283,124	$332,169

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries
	Year Ended December 31
	2009	2008	2007
	(dollars in thousands)
Operating activities
Net income (loss)	$44,802	$(7,713)	$55,131
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Change in accounts receivable and unearned premium	5,066	(165)	(4,891)
Change in accrued investment income	1,233	(257)	247
Change in reinsurance recoverable on paid losses	2,577	(3,453)	4,921
Change in losses and loss expenses reserves net of reinsurance	(28,569)	(12,786)	(5,097)
Change in other assets, other liabilities and current income taxes	21,324	(18,543)	4,211
Amortization of net policy acquisition costs	23,475	20,353	18,941
Net policy acquisition costs deferred	(26,054)	(19,485)	(17,392)
Provision for deferred income taxes	9,561	(14,129)	5,620
Bond amortization	3,643	3,427	2,453
(Gain) loss on sale of property	14	(17)	35
Depreciation	3,355	2,976	2,337
Net (gain) loss on investments	(30,816)	47,749	(40,096)
Excess tax benefit related to stock options	-	-	(253)
Compensation expense related to restricted stock	1,085	-	-
Net cash provided by (used in) operating activities	30,696	(2,043)	26,167

Investing activities
Purchases of fixed maturities and equity securities	(220,769)	(276,737)	(232,147)
Purchases of limited partnership interests	(7)	(16,199)	(5,995)
Distributions from limited partnerships	1,022	3,657	5,565
Proceeds from maturities	105,336	31,623	164,739
Proceeds from sales of fixed maturities	121,722	161,814	44,508
Proceeds from sales of equity securities	13,328	45,813	55,866
Net sales (purchases) of short-term investments	30,118	10,972	14,557
Purchase of subsidiary	-	(2,661)	-
Decrease in principal of notes receivable from employees	143	29	110
Purchases of property and equipment	(5,307)	(5,348)	(6,225)
Proceeds from disposals of property and equipment	188	72	935
Net cash provided by (used in) investing activities	45,774	(46,965)	41,913

Financing activities
Dividends paid to shareholders	(14,744)	(15,096)	(25,062)
Proceeds from sale of common stock	-	-	2,211
Excess tax benefit related to stock options	-	-	253
Drawings on line of credit	11,000	9,000	-
Repayment on line of credit	(10,000)	-	-
Cost of treasury shares	(880)	(8,908)	-
Net cash used in financing activities	(14,624)	(15,004)	(22,598)

Effect of foreign exchange rates on cash and cash equivalents	1,001	(1,468)	1,165

Increase (decrease) in cash and cash equivalents	62,847	(65,480)	46,647
Cash and cash equivalents at beginning of year	16,657	82,137	35,490
Cash and cash equivalents at end of year	$79,504	$16,657	$82,137

Notes to Consolidated Financial Statements
Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands, except per share data)

Note A - Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of Baldwin & Lyons, Inc. and its wholly owned subsidiaries (the “Company").  All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates:  Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results will differ from those estimates.

Cash and Cash Equivalents:  The Company considers investments in money market funds to be cash equivalents.  Carrying amounts for these instruments approximate their fair values.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership’s net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its statement of operations, its proportionate share of the investee’s unrealized as well as realized investment gains or losses.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition and presentation of other-than-temporary impairments, or FASB OTTI guidance.  The FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments.  In addition, the FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments.   Under this revised guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition.  For mortgage-backed and asset-backed securities, cash flow estimates are based on assumptions regarding the underlying collateral including prepayment speeds, vintage, type of underlying asset, geographic concentrations, default rates, recoveries and changes in value. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.  Furthermore, unrealized losses caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.  Upon adoption of the FASB OTTI guidance on April 1,

Note A - Significant Accounting Policies (continued)

2009, companies were required to record a cumulative-effect adjustment to reclassify, for fixed maturity securities previously impaired but still held, the non-credit component of previously recognized other-than-temporary impairments from retained earnings to accumulated other comprehensive income.  Since no previously impaired fixed maturity securities were held by the Company at April 1, 2009, no cumulative effect adjustment was required.

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

Property and Equipment:  Property and equipment is carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets:  Goodwill is not amortized.  It is instead tested for impairment in accordance with FASB Guidance, at the reporting-unit level.  Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment.  Intangible assets determined to have indefinite lives are not amortized but instead are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Other acquired intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.

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

Reinsurance:  Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums ceded to other insurers have been reported as a reduction of premium earned.  Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets.  Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods.  Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods.  Estimates of reinstatement premiums on reinsurance contracts covering catastrophic events are recorded concurrently with the related loss.

Note A - Significant Accounting Policies (continued)

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

The Company accounts for foreign and domestic reinsurance using the periodic method.  Under the periodic method, premiums from foreign reinsurance are recognized as revenue ratably over the contract term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

Federal Income Taxes:  A consolidated federal income tax return is filed by the Company and includes all wholly owned subsidiaries.

Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws.  The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not.  Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year.  Current income tax expense represents the tax liability associated with revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Share-Based Payments:  The Company uses a "Black-Scholes" option pricing model to value options granted to employees and non-employee directors in accordance with FASB Guidance.  Compensation costs for all share-based awards to employees and non-employee directors are measured based on the grant date fair value of the award and are recognized over the period(s) during which the employee or non-employee director is required to perform service in exchange for the award (the vesting period).

Earnings Per Share:  Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of share-based awards outstanding.  Basic earnings per share are presented exclusive of the effect of share-based awards outstanding.

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

Note B - Investments

The following is a summary of investments at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2009:
U.S. government obligations	$54,632	$54,615	$86	$(69)	$17
Government sponsored entities	5,883	5,825	72	(14)	58
Residential mortgage-backed securities	48,377	48,068	572	(263)	309
Commercial mortgage-backed securities	5,652	5,655	-	(3)	(3)
Obligations of states and
political subdivisions	185,469	182,536	2,940	(7)	2,933
Corporate securities	72,185	70,791	1,572	(178)	1,394
Foreign government obligations	7,724	7,695	29	-	29
Total fixed maturities	379,922	375,185	5,271	(534)	4,737
Equity securities	85,886	41,568	44,636	(318)	44,318
Limited partnerships	69,436	69,436	-	-	-
Short-term	3,703	3,703	-	-	-
Total available-for-sale securities	$538,947	$489,892	$49,907	$(852)	49,055

		Applicable federal income taxes			(17,169)

		Net unrealized gains - net of tax			$31,886

2008:
U.S. government obligations	$21,888	$21,513	$375	$-	$375
Government sponsored entities	4,672	4,537	135	-	135
Residential mortgage-backed securities	10,248	10,115	157	(24)	133
Commercial mortgage-backed securities	3,242	3,698	-	(456)	(456)
Obligations of states and
political subdivisions	267,152	263,026	5,132	(1,006)	4,126
Corporate securities	66,084	63,774	3,520	(1,210)	2,310
Foreign government obligations	5,975	5,867	108	-	108
Total fixed maturities	379,261	372,530	9,427	(2,696)	6,731
Equity securities	63,200	40,071	27,415	(4,286)	23,129
Limited partnerships	44,883	44,883	-	-	-
Short-term	33,820	33,820	-	-	-
Total available-for-sale securities	$521,164	$491,304	$36,842	$(6,982)	29,860

		Applicable federal income taxes			(10,450)

		Net unrealized gains - net of tax			$19,410

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2009			2008
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	109	$70,568	$(411)	47	$80,993	$(2,675)
Greater than 12 months	4	6,220	(123)	6	1,812	(21)
Total fixed maturities	113	76,788	(534)	53	82,805	(2,696)
Equity securities:
12 months or less	21	2,032	(147)	33	11,362	(3,085)
Greater than 12 months	8	2,913	(171)	14	5,845	(1,201)
Total equity securities	29	4,945	(318)	47	17,207	(4,286)
Total	142	$81,733	$(852)	100	$100,012	$(6,982)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by recent financial market turmoil.  The largest unrealized loss for any individual issue is approximately 9% of original or adjusted cost and the average unrealized loss for all fixed maturity securities in a loss position at December 31, 2009 is less than 1% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2009.

The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2009, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost
One year or less	$160,086	42.1%	$158,818	42.3%
Excess of one year to five years	149,586	39.4	146,991	39.2
Excess of five years to ten years	9,619	2.5	9,123	2.4
Excess of ten years	6,602	1.8	6,530	1.8
Total maturities	325,893	85.8	321,462	85.7
Mortgage-backed securities	54,029	14.2	53,723	14.3
	$379,922	100.0%	$375,185	100.0%

Major categories of investment income for the years ended December 31 are summarized as follows:

	2009	2008	2007
Fixed maturities	$14,151	$14,417	$14,329
Equity securities	1,327	1,712	1,866
Money market funds	162	1,332	2,613
Short-term and other	328	1,649	2,602
	15,968	19,110	21,410
Investment expenses	(1,997)	(2,047)	(1,815)
Net investment income	$13,971	$17,063	$19,595

Note B – Investments (continued)

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2009	2008	2007
Fixed maturities:
Gross gains	$8,646	$3,333	$536
Gross losses	(1,505)	(6,806)	(680)
Net gains (losses)	7,141	(3,473)	(144)

Equity securities:
Gross gains	1,533	4,463	19,293
Gross losses	(3,426)	(12,943)	(2,483)
Net gains (losses)	(1,893)	(8,480)	16,810

Limited partnerships - net gain (loss)	25,568	(33,562)	23,141

Other - net gain (loss)	-	(2,234)	289

Total net gains (losses)	$30,816	$(47,749)	$40,096

Shareholders' equity includes approximately $24,000, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2009.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 and is summarized as follows:

	2009	2008	2007
Cumulative charges to income at beginning of year	$11,698	$2,734	$3,717
Writedowns based on objective and subjective criteria	2,846	11,881	593
Recovery of prior writedowns upon sale or disposal	(5,309)	(2,917)	(1,576)
Cumulative charges to income at end of year	$9,235	$11,698	$2,734

Net pre-tax realized gain (loss)	$2,463	$(8,964)	$983

Addition (reduction) to earnings per share from net
after-tax realized gain (loss)	$.11	$(.39)	$.04

Unrealized gain on investments previously
written down at end of the year - see note below	$9,379	$7,211	$4,878

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $2,200 to various limited partnerships as of December 31, 2009.

Note B – Investments (continued)

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate estimated market value of $48,469 at December 31, 2009, that are managed by organizations in which two directors of the Company are executive officers, directors and owners.  The Company’s ownership interest in these limited partnerships ranges from 3% to 25%.  These limited partnerships added $18,591, ($25,502) and $19,177, net of fees, to investment gains (losses) in 2009, 2008 and 2007, respectively.  During 2009, 2008 and 2007, the Company has recorded management fees of $632, $781 and $765, respectively, and performance-based fees of $1,247, $0 and $4,902, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are executive officers and owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $2,329 and $18,474, respectively, at December 31, 2009.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $173, $171 and $170 during 2009, 2008 and 2007, respectively.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $28,128 at December 31, 2009.

Short-term investments at December 31, 2009 include $3,600 in foreign time certificates of deposit.

The Company’s limited partnerships include one significant investment accounted for using the equity method.  This limited partnership investment’s value as of December 31, 2009 and 2008 was $29,676 and $18,761, respectively.  At December 31, 2009, the Company’s estimated ownership interest in this limited partnership investment was less than 4%.

The Company's share of earnings from this limited partnership investment was as follows for the years ended December 31:

	2009	2008	2007
Estimated realized income	$593	$670	$4,241
Estimated unrealized income (loss)	10,322	(26,625)	12,983
Net earnings (losses)	$10,915	$(25,955)	$17,224

The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2009	2008
Total assets	$914,927	$582,920
Total partners' capital	843,633	550,840
Net increase (decrease) in partners' capital resulting from operations	333,12	(858,680)

The Company’s fixed maturities are over 91% invested in investment grade fixed maturity investments.  The Company has a total of $53.2 million (par value) of fixed maturity investments which were originally issued with guarantees by seven different third party insurance companies, with the largest single exposure to a single insurance company being $17 million.  The average S&P credit rating of such investments, with consideration of the guarantee, is AAA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, is AA.  The Company does not have any direct exposure to any guarantor.

Approximately $34.1 million of fixed maturity investments (5.5% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2009	2008	2007
Reserves at the beginning of the year	$231,633	$244,500	$249,495

Provision for losses and loss expenses:
Claims occurring during the current year	108,935	132,829	129,065
Claims occurring during prior years	(9,584)	(17,077)	(21,284)
Total incurred	99,351	115,752	107,781

Loss and loss expense payments:
Claims occurring during the current year	41,302	51,649	53,820
Claims occurring during prior years	84,777	76,970	58,956
Total paid	126,079	128,619	112,776

Other reserve adjustment	(1,652)	-	-

Reserves at the end of the year	203,253	231,633	244,500

Reinsurance recoverable on unpaid losses at the end of the year	155,778	157,925	134,116
Reserves, gross of reinsurance
recoverable, at the end of the year	$359,031	$389,558	$378,616

The table above shows that a savings of $9,584 was developed during 2009 in the settlement of claims occurring on or before December 31, 2008 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	(Savings) Deficiency Developed
	2009	2008	2007
Directly produced property and casualty insurance	$(14,110)	$(16,841)	$(17,116)
Reinsurance assumed	3,942	(205)	(4,112)
Involuntary residual markets	584	(31)	(56)
Totals	$(9,584)	$(17,077)	$(21,284)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s reinsurance business are established largely by the ceding reinsurers although the Company may adjust such reserves if management determines that additional reserves could be necessary.  Accordingly, the fluctuation in loss developments related to reinsurance assumed will tend to be more pronounced than those experienced on directly produced business which is reserved by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2009 and 2008.

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001.  Therefore, there is no impact on the loss developments shown in the above table except for payments against the

Note C - Loss and Loss Expense Reserves (continued)

original established reserves.  The Company has paid $11.2 million to date and carries a remaining reserve of $8.8 million at December 31, 2009.

The Company participates in mandatory residual market pools in various states.  The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2009 and 2008, loss reserves have been reduced by approximately $6,656 and $5,342, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $5,724 and $5,119 at December 31, 2009 and 2008, respectively.

Note D – Reinsurance

The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess and quota share treaties and by facultative placements.  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product line basis.  Certain treaties covering Fleet Transportation include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  In these cases, the Company retains a higher percentage of the direct premium in consideration of the deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies for catastrophic property coverages as well as under retrocessions from other reinsurers.  The retrocessions are comprised primarily of high layer catastrophe treaties.  Accordingly, the occurrence of catastrophic events can have a significant impact on the Company's operations.  In addition, the insurance subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have generally not been material in relation to the Company’s direct and voluntary assumed operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2009	2008	2007	2009	2008	2007
Direct	$209,129	$182,810	$176,233	$200,341	$188,285	$185,781
Ceded on direct	(58,643)	(39,828)	(32,980)	(59,330)	(41,214)	(35,294)
Net direct	150,486	142,982	143,253	141,011	147,071	150,487

Assumed	41,030	39,132	31,134	41,777	40,528	33,378
Ceded on assumed	(1,488)	(5,300)	(4,800)	(1,488)	(5,300)	(4,800)
Net assumed	39,542	33,832	26,334	40,289	35,228	28,578
Net	$190,028	$176,814	$169,587	$181,300	$182,299	$179,065

Net losses and loss expenses incurred for 2009, 2008 and 2007 have been reduced by ceded reinsurance recoveries of approximately $22,025, $53,398 and $4,981, respectively.  The increase in 2009 and 2008 recoveries is a result of the Company having reached its annual aggregate deductible on certain of its reinsurance treaties and from increases in workers’ compensation business which is heavily reinsured.  Ceded reinsurance premiums and loss recoveries for catastrophe reinsurance contracts were not material.

Net losses and loss expenses incurred for 2009, 2008 and 2007 include approximately $17,070, $22,003 and $14,638, respectively, relating to reinsurance from non-affiliated insurance or reinsurance companies, including involuntary residual market pools.

Note D – Reinsurance (continued)

Components of reinsurance recoverable at December 31 are as follows:

	2009	2008
Case unpaid losses, net of valuation allowance	$87,467	$88,349
Incurred but not reported unpaid losses and loss expenses	$66,030	$67,106
Paid losses and loss expenses	1,954	4,531
Unearned premiums	-	3
	$155,451	$159,989

Note E - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$17,169	$10,450
Limited partnership investments	5,252	-
Deferred acquisition costs	2,748	814
Salvage and subrogation	1,785	1,575
Other	295	316
Total deferred tax liabilities	27,249	13,155

Deferred tax assets:
Loss and loss expense reserves	15,274	15,575
Limited partnership investments	-	2,420
Unearned premiums discount	1,814	1,203
Other-than-temporary investment declines	3,232	4,094
Deferred compensation	560	228
Deferred ceding commission	1,032	-
Other	293	225
Total deferred tax assets	22,205	23,745

Net deferred tax assets (liabilities)	$(5,044)	$10,590

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2009	2008	2007

Statutory federal income rate applied to pretax income (loss)	$22,493	$(6,090)	$27,878
Tax effect of (deduction):
Tax-exempt investment income	(2,682)	(3,649)	(3,298)
Net addition to (reduction of) tax positions	(405)	(192)	125
Other	58	245	(184)
Federal income tax expense (benefit)	$19,464	$(9,686)	$24,521

Note E - Income Taxes (continued)

Federal income tax expense consists of the following:
	2009	2008	2007
Taxes (credits) on pre-tax income (loss):
Current	$9,903	$4,443	$18,901
Deferred	9,561	(14,129)	5,620
	$19,464	$(9,686)	$24,521

The components of the provision for deferred federal income taxes (credits) are as follows:

	2009	2008	2007
Limited partnerships	$7,672	$(13,052)	$5,354
Discounts of loss and loss expense reserves	946	354	32
Unearned premium discount	(611)	384	663
Deferred compensation	(350)	1,310	(508)
Other-than-temporary investment declines	862	(3,137)	344
Deferred acquisitions costs and ceding commission	902	(304)	(542)
Other	140	316	277
Provision for deferred federal income tax	$9,561	$(14,129)	$5,620

Cash flows related to federal income taxes paid, net of refunds received, for 2009, 2008 and 2007 were $6,037, $11,186 and $14,502, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2009 or 2008.  As of December 31, 2009, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

The Company follows the FASB guidance on accounting for uncertainty in income taxes for recognizing and measuring uncertain tax positions. The Company’s tax positions are uncertain only as to the timing of deductibility and therefore, if recognized would have no impact on the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2009, 2008 and 2007 were not material.

A reconciliation of the beginning and ending amounts of unrecognized federal income taxes (credits) is as follows:

	2009	2008
Balance at January 1	$5,955	$7,781
Reductions for tax positions of the current year	(850)	(271)
Additions for tax positions of prior years	1,833	-
Reductions for tax positions of prior years	-	(1,441)
Settlements with tax authorities	(338)	(114)
Balance at December 31	$6,600	$5,955

Note F - Shareholders' Equity
Changes in common stock outstanding and additional paid-in capital are as follows:
					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2007	2,650,059	113	12,485,205	533	45,692
Stock options exercised	-	-	107,350	4	2,207
Balance at December 31, 2007	2,650,059	113	12,592,555	537	47,899
Treasury shares purchased	(26,950)	(1)	(429,304)	(18)	(1,587)
Balance at December 31, 2008	2,623,109	112	12,163,251	519	$46,312
Treasury shares purchased	-	-	(53,373)	(2)	(195)
Restricted stock grant	-	-	-	-	220
Balance at December 31, 2009	2,623,109	$112	12,109,878	$517	$46,337

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Shareholders’ equity at December 31, 2009 includes $373,769 representing GAAP shareholders’ equity of insurance subsidiaries, of which $54,211 may be transferred by dividend or loan to the parent company during calendar year 2010 with proper notification to, but without approval from, regulatory authorities.  An additional $233,043 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2009	2008	2007
Amortization of gross deferred policy acquisition costs	$28,827	$23,437	$20,985
Other underwriting expenses	23,794	19,745	21,688
Expense allowances from reinsurers	(5,352)	(3,084)	(2,044)
Total underwriting expenses	47,269	40,098	40,629

Operating expenses of non-insurance companies	21,763	18,479	15,701
Total other operating expenses	$69,032	$58,577	$56,330

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2009, 2008 and 2007 were $1,292, $1,183 and $1,132, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  No shares have ever been repurchased under the 1981 Plan.  At December 31, 2009, there were 124,379 shares (Class A) and 380,833 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains two stock option plans and one restricted stock unit plan which are described below.

Director Option Plan:

Under the Director Option Plan (the Director Plan), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors.  Approximately 146,000 shares of Class B common stock are available for future grants.  No options were granted to directors during the three year period ended December 31, 2009.  Additionally, no discounted options were outstanding or

Note I - Stock Purchase and Option Plans (continued)

exercised for the same three year period.  No compensation cost was charged against income for the Director Plan for 2009, 2008 and 2007.

Employee Option Plan:

Under the Employee Option Plan (the Employee Plan), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees.  Approximately 259,000 shares of Class B common stock are available for future grants.  No options were granted to employees during the three year period ended December 31, 2009 and no options remained outstanding for the same three year period.  Additionally, there were no option exercises during 2009 or 2008.  During 2007, all options were exercised at $20.60 per share.  The total intrinsic value of options exercised during 2007 was $722.  No compensation cost was charged against income for the Employee Plan for 2009, 2008 and 2007.

Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2007 was $2,211.  The federal tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $253 for the year ended December 31, 2007.  Under the terms of the Employee Plan, the entire tax benefit realized was passed on to employees in the form of cash for the year ended December 31, 2007.

The Company's policy is to issue new shares to satisfy share option exercises.

Restricted Stock:

Effective June 11, 2009, the Company issued 20,900 shares of restricted stock to the Company’s outside directors.  The restricted stock will be paid solely in the Company’s Class B common stock.  The restricted stock represents the annual retainer compensation for outside directors.  The restricted stock will vest on May 5, 2010.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted stock is valued at $21.05 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.   The new directors’ stock plan will be presented to shareholders for approval at the May 2010 annual shareholders meeting.
Director compensation cost of $220 was charged against income for the restricted stock units for 2009.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market.  Principal and interest totaling $2,054 and $2,199 relating to such loans was outstanding at December 31, 2009 and 2008, respectively.  Loans carry interest rates ranging from 4.75% to 6%, payable annually.  The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue.  This loan program was terminated in 2002.

Note J - Reportable Segments

The Company has two reportable business segments in its operations:  property and casualty insurance and reinsurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to Fleet Transportation companies and to independent contractors who contract with Fleet Transportation companies.  In addition, the Company offers individual personal automobile coverage, business owners’ policies and commercial property business.  The reinsurance segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.

The Company evaluates performance and allocates resources based on past or expected results from insurance underwriting operations before income taxes.  Underwriting gain or loss does not include net investment income or gains or losses on the Company's investment portfolio.  All investment-related revenues are managed at the corporate level.  Underwriting gain or loss for the property and casualty insurance segment includes revenue and expense from the Company's agency operations since the agency operations serve as a primary direct marketing facility for this segment.  Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

Note J - Reportable Segments (continued)

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

		2009	2008	2007
Direct and assumed premium written:
Property and casualty insurance		$209,129	$182,810	$176,233
Reinsurance		41,030	39,132	31,134
	Totals	$250,159	$221,942	$207,367

Net premium earned:
Property and casualty insurance		$141,011	$147,071	$150,487
Reinsurance		40,289	35,228	28,578
	Totals	$181,300	$182,299	$179,065

Underwriting gain:
Property and casualty insurance		$22,190	$20,022	$26,654
Reinsurance		12,065	6,718	5,554
	Totals	$34,255	$26,740	$32,208

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

	2009	2008	2007
Profit:
Underwriting gain	$34,255	$26,740	$32,208
Net investment income	13,971	17,063	19,595
Net realized gains (losses) on investments	30,816	(47,749)	40,096
Corporate expenses	(14,776)	(13,453)	(12,247)
Income (loss) before federal income taxes	$64,266	$(17,399)	$79,652

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda.  Canadian and Bermuda operations are currently not significant.

One customer of the property and casualty insurance segment, FedEx Ground and certain of its subsidiaries and related entities, represents approximately $14,822, $13,773 and $13,772 of the Company’s consolidated direct and assumed premium written in 2009, 2008 and 2007, respectively.  An additional $107,724, $99,589 and $80,080 for 2009, 2008 and 2007, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007

Average share outstanding for basic earnings per share	14,741,487	15,080,149	15,175,074

Dilutive effect of options	11,992	-	14,269

Average shares outstanding for diluted earnings per share	14,753,479	15,080,149	15,189,343

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above a self-insured retention ("SIR") and also writes policies that contain large, per-claim deductibles.  Those losses and claims that fall within the SIR or deductible limits are obligations of the insured.  The Company also writes surety bonds in favor of various regulatory agencies guaranteeing the insureds’ payment of claims within the SIR.  Losses and claims under large deductible policies are payable by the Company with reimbursement due the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured’s default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2009, the Company held collateral in the aggregate amount of $202,316.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes adjusted based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 32% of shareholders' equity at December 31, 2009.

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $155,451 at December 31, 2009, as more fully discussed in Note D - Reinsurance.  These recoverables are largely uncollateralized.  The two largest estimated amounts due from individual reinsurers were $29,681 and $27,709 at December 31, 2009.

Investments in limited partnerships include an aggregate of $48,469 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon North American Opportunity Fund that are managed by organizations in which two directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500.  TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies.  TIA is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 with are included in Other Assets in the consolidated balance sheet.

During 2009, a post closing purchase price adjustment was made to goodwill as outlined below:

Balance at December 31, 2008	$3,221
Post closing purchase price adjustment	(69)
Balance at December 31, 2009	$3,152

The Company had amortization of intangible assets of $47, $8 and $0 during 2009, 2008 and 2007, respectively.

Note N – Debt

The Company has $10,000 outstanding as of December 31, 2009 under the Company’s revolving line of credit at variable interest rates detailed below.  The Company has $10,000 remaining unused under the revolving line of credit.  The currently outstanding borrowings were used principally for treasury stock repurchases.

Description	Maturity	2009	2008	Interest Rate

Revolving line of credit	June 23, 2011	$5,000	5,000	0.73%
Revolving line of credit	June 23, 2011	5,000	4,000	0.78%
Total Debt		$10,000	$9,000

Note O – Fair Value

In September 2006, the FASB issued guidance on fair value measurement, which provides a common definition of fair value and establishes a framework to make the measurement of fair value more consistent and comparable.  The FASB guidance also requires expanded disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measures on earnings.  The Company adopted the FASB guidance, effective January 1, 2008 for financial assets and liabilities.  The FASB guidance did not have a significant impact on the Company’s consolidated financial condition or results of operations.

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,632	$-	$54,632	$-
Government sponsored entities	5,883	-	5,883	-
Residential mortgage-backed securities	48,377	-	48,377	-
Commercial mortgage-backed securities	5,652	-	5,652	-
Obligations of states and
political subdivisions	185,469	-	185,469	-
Corporate securities	72,185	-	57,298	14,887
Foreign government obligations	7,724	-	7,724	-
Total fixed maturities	$379,922	-	365,035	14,887
Equity securities	85,886	85,886	-	-
Short term	3,703	3,600	103	-
Cash equivalents	83,138	-	83,138	-
	$552,649	$89,486	$448,276	$14,887

Note O – Fair Value (continued)

As of December 31, 2008:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$21,888	$-	$21,888	$-
Government sponsored entities	4,672	-	4,672	-
Residential mortgage-backed securities	10,248	-	10,248	-
Commercial mortgage-backed securities	3,242	-	3,242	-
Obligations of states and
political subdivisions	267,152	-	267,152	-
Corporate securities	66,084	-	51,103	14,981
Foreign government obligations	5,975	-	5,975	-
Total fixed maturities	$379,261	-	364,280	14,981
Equity securities	63,200	63,200	-	-
Short term	33,820	2,964	30,856	-
Cash equivalents	24,327	-	24,327	-
	$500,608	$66,164	$419,463	$14,981

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2009	2008
Beginning of period balance	$14,981	$-
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	231	-
Included in other comprehensive income	268	-
Purchases, issuances, and settlements	(593)	14,981
Transfers in and/or out of Level 3	-	-
December 31 balance	$14,887	$14,981

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
	Results by Quarter
	2009				2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$44,164	$41,042	$45,077	$51,017	$45,087	$46,902	$43,579	$46,730
Net investment income	3,259	3,478	3,256	3,978	4,200	4,195	4,372	4,296
Net gains (losses) on investments	(1,232)	12,494	15,441	4,113	(13,575)	(2,960)	(15,965)	(15,249)
Losses and loss expenses incurred	23,888	22,087	26,714	26,662	29,461	26,462	30,427	29,402

Net income (loss)	5,441	14,125	14,340	10,896	(4,608)	6,307	(7,270)	(2,142)

Net income (loss) per share - diluted	$.37	$.96	$.97	$.74	$(.30)	$.41	$(.48)	$(.14)

Note Q - Statutory (Unaudited)

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $22,855, $19,064 and $35,605 for 2009, 2008 and 2007, respectively.  Consolidated statutory surplus for these subsidiaries was $356,658 and $315,529 at December 31, 2009 and 2008, respectively.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $68,040 at December 31, 2009.

Note R - Leases

We lease office space and certain computer and related equipment using noncancelable operating leases.  Lease expense for 2009, 2008 and 2007 was $1,465, $1,325 and $1,245, respectively. At December 31, 2009, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2010	$1,509
2011	1,530
2012	1,501
2013	1,022
2014	36
Thereafter	-
Total minimum payments required	$5,598

Note S - Subsequent Events

We have evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-K with the U.S. Securities and Exchange Commission on March 11, 2010. No events have occurred during this period which require disclosure or accrual in this document.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company’s management, under the direction of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on this evaluation, the Company's CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.  In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation.

Management's Responsibility For Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report.  Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with U.S. generally accepted accounting principles.  Management has included in the Company’s financial statements amounts that are based upon estimates and judgments which it believes are reasonable under the circumstances.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Baldwin & Lyons, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity other than capital, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 11, 2010

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

The following summary sets forth certain information concerning the Company's executive officers:

Name	Age	Title	Served in Such Capacity Since
Gary W. Miller	69	Chairman and CEO	1997
Joseph J. DeVito	58	President and COO	2007 (1)
G. Patrick Corydon	61	Executive Vice President and CFO	1979 (2)
Craig C. Morfas	51	Vice President and Secretary	2008 (3)
Mark L. Bonini	51	Vice President	2001

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

(2) Mr. Corydon was elected Executive Vice President in 2008.

(3) Mr. Morfas was elected Vice President of the Company in 2007 and Secretary of the Company in 2008.

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT *

Item 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

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

Consolidated Balance Sheets - December 31, 2009 and 2008
Statements of Operations - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Equity Other Than Capital - Years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008 and 2007
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
Baldwin & Lyons, Inc. Amended Employee Discounted Stock Option
Plan (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992)

EXHIBIT 10(e)--
Baldwin & Lyons, Inc. Restated Employee Discounted Stock Option Plan.  (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 2009)
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32.1-- Certification of CEO pursuant to Section 906 of the Sarbanes- Oxley Act and 18 U.S.C. 1350
EXHIBIT 32.2-- Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2009 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 68 through 74 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2009

Baldwin & Lyons, Inc. and Subsidiaries

Column A	Column B	Column C	Column D
(Dollars in thousands)
			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	$54,615	$54,632	$54,632
Government sponsored entities	5,825	5,883	5,883
Mortgage-backed securities	53,723	54,029	54,029
Obligations of states and
political subdivisions	182,536	185,469	185,469
Foreign governments	7,695	7,724	7,724
All other corporate bonds	70,791	72,185	72,185
Total fixed maturities	375,185	379,922	379,922

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	41,568	85,886	85,886
Total equity securities	41,568	85,886	85,886

Limited partnerships	69,436	69,436	69,436

Short-term:
Certificates of deposit	3,600	3,600	3,600
Commercial paper	103	103	103
Total short-term and other	3,703	3,703	3,703
Total investments	$489,892	$538,947	$538,947

(A) All securities listed are considered available-for-sale and, accordingly, are presented at fair value in the financial statements. Investments presented above do not include $83,138 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Balance Sheets
	December 31
	2009	2008
Assets
Investment in subsidiaries	$376,447	$334,087
Due from affiliates	4,260	2,446
Investments other than subsidiaries:
Fixed maturities	10,679	11,243
Limited partnerships	809	915
	11,488	12,158
Cash and cash equivalents	8,182	5,727
Accounts receivable	5,744	6,696
Notes receivable from employees	2,054	2,199
Other assets	5,894	4,467
Total assets	$414,069	$367,780

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$15,019	$14,009
Deposits from insureds	12,863	12,041
Notes payable to bank	10,000	9,000
Current payable federal income taxes	693	129
Other liabilities	2,551	2,534
	41,126	37,713

Shareholders' equity:
Common stock:
Class A	112	112
Class B	517	519
Additional paid-in capital	46,337	46,312
Unrealized net gains on investments	31,886	19,410
Retained earnings	294,091	263,714
	372,943	330,067
Total liabilities and shareholders' equity	$414,069	$367,780

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Statements of Operations
	Year Ended December 31
	2009	2008	2007
Revenue:
Commissions and service fees	$19,182	$18,539	$16,514
Dividends from subsidiaries	15,000	13,000	20,000
Net investment income	506	476	1,082
Net realized gains (losses) on investments	37	543	(58)
Other	92	657	1,576
	34,817	33,215	39,114

Expenses:
Salary and related items	14,145	12,946	13,337
Other	5,274	5,120	3,632
	19,419	18,066	16,969
Income before federal income taxes
and equity in undistributed
income of subsidiaries	15,398	15,149	22,145
Federal income tax (benefit)	(496)	671	687
	15,894	14,478	21,458
Equity in undistributed income (loss)
of subsidiaries	28,908	(22,191)	33,673
Net income (loss)	$44,802	$(7,713)	$55,131

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Statements of Cash Flows
	Year Ended December 31
	2009	2008	2007

Net cash provided by operating activities	$18,309	$15,072	$9,371

Investing activities:
Purchases of long-term investments	(6,803)	(8,747)	(9,781)
Sales or maturities of long-term investments	7,343	7,552	9,331
Net sales of short-term investments	-	-	9,890
Decrease in notes receivable from employees	143	29	110
Distributions from limited partnerships	23	833	683
Net purchases of property and equipment	(2,124)	(751)	(2,274)
Purchase of Transport Insurance Agency	-	(3,500)	-
Other	188	73	925
Net cash provided by (used in) investing activities	(1,230)	(4,511)	8,884

Financing activities:
Dividends paid to shareholders	(14,744)	(15,096)	(25,062)
Drawing on line of credit	11,000	9,000	-
Repayment on line of credit	(10,000)	-	-
Stock option exercises and other	-	-	2,211
Cost of treasury shares	(880)	(8,908)	-
Capitalization of subsidiary	-	(1,344)	-
Net cash used in financing activities	(14,624)	(16,348)	(22,851)
Increase (decrease) in cash and cash equivalents	2,455	(5,787)	(4,596)
Cash and cash equivalents at beginning of year	5,727	11,514	16,110
Cash and cash equivalents at end of year	$8,182	$5,727	$11,514

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2009	$ 4,905	$ 359,031	$ 25,912	---	$ 181,300	$ 13,971	$ 99,351	$ 28,827	$ 18,442	$ 190,028

2008	2,326	389,558	17,183	---	182,299	17,063	115,752	23,437	16,661	176,814

2007	3,193	378,616	22,678	---	179,065	19,595	107,781	20,985	19,644	169,587

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

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2009	$200,341	$60,818	$41,777	$181,300	22.2

2008	188,285	46,514	40,528	182,299	19.3

2007	185,781	40,094	33,378	179,065	16.0

Note:  Included in Ceded to Other Companies is $1,488, $5,300 and $4,800 for 2009, 2008 and 2007, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above removes the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
			(A)
Consolidated Property/Casualty Subsidiaries:
2009	$4,905	$359,031	$6,656	$25,912	$181,300	$13,971	$108,935	$(9,584)	$28,827	$126,079	$190,028
2008	2,326	389,558	5,342	17,183	182,299	17,063	132,829	(17,077)	23,437	128,619	176,814
2007	3,193	378,616	5,591	22,678	179,065	19,595	129,065	(21,284)	20,985	112,776	169,587

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

BALDWIN & LYONS, INC.

March 11, 2010	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 11, 2010	By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO (Chief Executive Officer)

March 11, 2010	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 11, 2010	By /s/ Joseph DeVito
Joseph DeVito, Director, President and Chief Operating Officer

March 11, 2010	By /s/ Stuart D. Bilton (*)
Stuart D. Bilton, Director

March 11, 2010	By /s/ Otto N. Frenzel IV (*)
Otto N. Frenzel IV, Director

March 11, 2010	By /s/ John M. O’Mara (*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 11, 2010	By /s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 11, 2010	By /s/ John Pigott (*)
John Pigott, Director

March 11, 2010	By /s/ Kenneth D. Sacks (*)
Kenneth D. Sacks, Director

March 11, 2010	By /s/ Nathan Shapiro (*)
Nathan Shapiro, Director

March 11, 2010	By /s/ Norton Shapiro (*)
Norton Shapiro, Director

March 11, 2010	By /s/ Robert Shapiro (*)
Robert Shapiro, Director

March 11, 2010	By /s/ Steven A. Shapiro (*)
Steven A. Shapiro, Director

March 11, 2010	By /s/ John D. Weil (*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2009

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2009

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
N/A
EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 2009)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	filed electronically herewith

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	filed electronically herewith
EXHIBIT 23-- Consent of Ernst & Young LLP	filed electronically herewith

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	filed electronically herewith
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 32.1-- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith
EXHIBIT 32.2-- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	filed electronically herewith