Form 10-Q
period 2010-03-31
BALDWIN & LYONS INC
filed 2010-05-05
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2010	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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
Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2010:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,172,464

Index to Exhibits located on page 24.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	March 31	December 31
	2010	2009
Assets
Investments:
Fixed maturities	$405,188	$379,922
Equity securities	94,734	85,886
Limited partnerships	71,381	69,436
Short-term	4,039	3,703
	575,342	538,947
Cash and cash equivalents	37,581	79,504
Accounts receivable	40,475	32,535
Reinsurance recoverable	147,567	155,451
Notes receivable from employees	1,938	2,054
Other assets	42,657	42,824
	$845,560	$851,315

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$357,356	$359,031
Reserves for unearned premiums	36,578	25,912
Short term borrowings	10,000	10,000
Accounts payable and accrued expenses	57,436	71,878
Current federal income taxes	6,691	6,507
Deferred federal income taxes	6,113	5,044
	474,174	478,372
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2010, 2,623,109; 2009, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2010, 12,172,464; 2009, 12,109,878	520	517
Additional paid-in capital	47,521	46,337
Unrealized net gains on investments	35,686	31,886
Retained earnings	287,547	294,091
	371,386	372,943
	$845,560	$851,315

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2010	2009
Revenues
Net premiums earned	$51,166	$44,164
Net investment income	3,024	3,259
Commissions and other income	1,749	1,569
Net realized gains (losses) on investments, excluding
impairment losses	3,189	(565)
Total other-than-temporary impairment losses on investments	-	(667)
Net realized gains (losses) on investments	3,189	(1,232)
	59,128	47,760
Expenses
Losses and loss expenses incurred	43,032	23,888
Other operating expenses	16,345	16,916
	59,377	40,804
Income (loss) before federal income taxes	(249)	6,956
Federal income taxes (benefits)	(794)	1,515
Net income	$545	$5,441

Per share data:
Basic and diluted earnings	$.04	$.37

Dividends paid to shareholders	$.50	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,756	14,767
Dilutive effect of options outstanding	13	-
Average shares outstanding - diluted	14,769	14,767

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2010	2009

Net cash provided by (used in) operating activities	$11,690	$(1,246)
Investing activities:
Purchases of long-term investments	(123,735)	(41,502)
Proceeds from sales or maturities
of long-term investments	78,477	53,408
Net sales (purchases) of short-term investments	(335)	15,541
Other investing activities	(931)	(494)
Net cash provided by (used in) investing activities	(46,524)	26,953
Financing activities:
Dividends paid to shareholders	(7,366)	(3,694)
Cost of treasury stock	-	(880)
Net cash used in financing activities	(7,366)	(4,574)

Effect of foreign exchange rates on cash and cash equivalents	277	(336)

Increase (decrease) in cash and cash equivalents	(41,923)	20,797
Cash and cash equivalents at beginning of period	79,504	16,657
Cash and cash equivalents at end of period	$37,581	$37,454

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies:
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Reclassification:  Certain prior period balances have been reclassified to conform to the current period presentation and are of a normal recurring nature.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of investments at March 31, 2010 and December 31, 2009:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2010:
U.S. government obligations	$61,425	$61,275	$188	$(38)	$150
Government sponsored entities	11,039	10,993	59	(13)	46
Residential mortgage-backed securities	34,947	34,221	910	(184)	726
Commercial mortgage-backed securities	12,460	12,115	352	(7)	345
Obligations of states and
political subdivisions	198,991	197,232	1,951	(192)	1,759
Corporate securities	69,857	68,190	1,799	(132)	1,667
Foreign government obligations	16,469	16,368	138	(37)	101
Total fixed maturities	405,188	400,394	5,397	(603)	4,794
Equity securities	94,734	44,627	50,377	(270)	50,107
Limited partnerships	71,381	71,381	-	-	-
Short-term	4,039	4,039	-	-	-
Total available-for-sale securities	$575,342	$520,441	$55,774	$(873)	54,901

		Applicable federal income taxes			(19,215)

		Net unrealized gains - net of tax			$35,686

December 31, 2009:
U.S. government obligations	$54,632	$54,615	$86	$(69)	$17
Government sponsored entities	5,883	5,825	72	(14)	58
Residential mortgage-backed securities	48,377	48,068	572	(263)	309
Commercial mortgage-backed securities	5,652	5,655	-	(3)	(3)
Obligations of states and
political subdivisions	185,469	182,536	2,940	(7)	2,933
Corporate securities	72,185	70,791	1,572	(178)	1,394
Foreign government obligations	7,724	7,695	29	-	29
Total fixed maturities	379,922	375,185	5,271	(534)	4,737
Equity securities	85,886	41,568	44,636	(318)	44,318
Limited partnerships	69,436	69,436	-	-	-
Short-term	3,703	3,703	-	-	-
Total available-for-sale securities	$538,947	$489,892	$49,907	$(852)	49,055

		Applicable federal income taxes			(17,169)

		Net unrealized gains - net of tax			$31,886

The Company has no other-than-temporarily impaired fixed maturity securities at March 31, 2010.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income during the three months ended March 31, 2010.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2010			December 31, 2009
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	139	$92,988	$(599)	109	$70,568	$(411)
Greater than 12 months	4	1,593	(4)	4	6,220	(123)
Total fixed maturities	143	94,581	(603)	113	76,788	(534)
Equity securities:
12 months or less	15	2,051	(106)	21	2,032	(147)
Greater than 12 months	5	2,555	(164)	8	2,913	(171)
Total equity securities	20	4,606	(270)	29	4,945	(318)
Total fixed maturity and equity securities	163	$99,187	$(873)	142	$81,733	$(852)

The fair value and the cost or amortized cost of fixed maturity investments, at March 31, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$154,922	$154,295
Excess of one year to five years	188,230	185,592
Excess of five years to ten years	7,642	7,230
Excess of ten years	6,987	6,941
Total maturities	357,781	354,058
Mortgage-backed securities	47,407	46,336
	$405,188	$400,394

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended
	March 31
	2010	2009
Fixed maturities:
Gross gains	$952	$1,509
Gross losses	(427)	(680)
Net gains	525	829

Equity securities:
Gross gains	1,196	130
Gross losses	(477)	(925)
Net gains (losses)	719	(795)

Limited partnerships - net gain (loss)	1,945	(1,266)

Total net gains (losses)	$3,189	$(1,232)

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:

	Three Months Ended
	March 31
	2010	2009

Realized net gains (losses) on the disposal of securities	$1,244	$(316)
Equity in earnings (losses) of limited partnership
investments - realized and unrealized	1,945	(1,266)
Impairment:
Write-downs based upon objective criteria	-	(667)
Recovery of prior write-downs
upon sale or disposal	-	1,017

Totals	$3,189	$(1,232)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net income from limited partnerships for the quarter ending March 31, 2010 includes an estimated $2,740 of unrealized gains reported to the Company as part of the operations of the various limited partnerships.  Shareholders’ equity at March 31, 2010 includes approximately $25,372, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance Ceded:
The following table summarizes the Company’s transactions with reinsurers for the 2010 and 2009 comparative periods.
	2010	2009
Quarter ended March 31:
Premiums ceded to reinsurers	$15,586	$11,953
Losses and loss expenses ceded to reinsurers	(238)	9,376
Commissions from reinsurers	2,064	853

(4) Comprehensive Income or Loss:
Net comprehensive income for the quarter ended March 31, 2010 was $4,622 and compares to net comprehensive income of $154 for the quarter ended March 31, 2009.

(5) Reportable Segments:
The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides private passenger automobile products to individuals, and writes commercial multi-peril and professional liability products on a limited basis.

The Reinsurance segment accepts property and casualty cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.   Beginning in 2010, the Reinsurance segment accepts selected professional liability cessions from other insurance companies.

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

	2010			2009
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended March 31:

Property and Casualty Insurance	$65,610	$41,077	$7,124	$49,236	$34,976	$5,501
Reinsurance	11,808	10,089	(10,052)	9,839	9,188	3,275
Totals	$77,418	$51,166	$(2,928)	$59,075	$44,164	$8,776

The following table reconciles reportable segment profit to the Company’s consolidated income before federal income taxes, respectively.

	Three Months Ended
	March 31
	2010	2009

Profit:
Segment profit (loss)	$(2,928)	$8,776
Net investment income	3,024	3,259
Net gains (losses) on investments	3,189	(1,232)
Corporate expenses	(3,534)	(3,847)
Income (loss) before federal income taxes	$(249)	$6,956

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,938 relating to such loans remains outstanding at March 31, 2010 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) Debt:
The Company has $10,000 outstanding as of both March 31, 2010 and December 31, 2009, under the Company’s revolving line of credit at variable interest rates detailed below.  The Company has $10,000 remaining unused under the revolving line of credit.  The $10,000 of borrowings was used principally for treasury stock repurchases.

Description	Maturity	2010	2009	Interest Rate

Revolving line of credit	June 23, 2011	$5,000	$5,000	0.75%
Revolving line of credit	June 23, 2011	5,000	5,000	0.78%
	Total Debt	$10,000	$10,000

(8) Taxes:
As of March 31, 2010, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(9) Fair Value:
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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$61,425	$-	$61,425	$-
Government sponsored entities	11,039	-	11,039	-
Residential mortgage-backed securities	34,947	-	34,947	-
Commercial mortgage-backed securities	12,460	-	12,460	-
Obligations of states and
political subdivisions	198,991	-	198,991	-
Corporate securities	69,857	-	54,084	15,773
Foreign government obligations	16,469	-	16,469	-
Total fixed maturities	405,188	-	389,415	15,773
Equity securities	94,734	94,734	-	-
Cash equivalents	40,940	-	40,940	-
	$540,862	$94,734	$430,355	$15,773

As of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,632	$-	$54,632	$-
Government sponsored entities	5,883	-	5,883	-
Residential mortgage-backed securities	48,377	-	48,377	-
Commercial mortgage-backed securities	5,652	-	5,652	-
Obligations of states and
political subdivisions	185,469	-	185,469	-
Corporate securities	72,185	-	57,298	14,887
Foreign government obligations	7,724	-	7,724	-
Total fixed maturities	379,922	-	365,035	14,887
Equity securities	85,886	85,886	-	-
Cash equivalents	83,138	-	83,138	-
	$548,946	$89,486	$448,173	$14,887

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	March 31	December 31
	2010	2009
Beginning of period balance	$14,887	$14,981
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	385	231
Included in other comprehensive income	(53)	268
Purchases, issuances, and settlements	554	(593)
Transfers in and/or out of Level 3	-	-
End of period balance	$15,773	$14,887

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

There were no significant transfers of assets between level 1 and level 2 during the first quarter 2010.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(10) Restricted Stock:
Effective June 11, 2009, the Company issued 20,900 shares of class B restricted stock to the Company’s outside directors.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent the annual retainer compensation for the outside directors and will vest on May 5, 2010.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $21.05 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.   The new directors’ stock plan will be presented to shareholders for approval at the May 2010 annual shareholders meeting.

Effective February 9, 2010, the Company issued 40,061 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation for the executives under the Company’s executive incentive bonus plan and additional stock awards approved by the board of directors.  The restricted shares will vest over a three year period from the date of grant and are accelerated for retirement eligible recipients due to non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was determined. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Committee.

(11) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first three months of 2010, the Company experienced positive cash flow from operations totaling $11.7 million which compares to negative cash flow from operations of $1.2 million generated during the first three months of 2009.  The $12.9 million improvement in cash flow from the 2009 period is primarily due to higher net premiums received and lower gross loss payments, along with lower operating expenses and the timing of tax payments.  These increases were partially offset by a decline in investment income.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio was 3.7 years at March 31, 2010, which is substantially shorter than the Company’s liability duration.

Financing activity for the first three months of 2010 included regular dividend payments of $7.4 million ($.50 per share).

The Company’s assets at March 31, 2010 included $40.9 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $154.4 million of fixed maturity investments will mature within the twelve-month period following March 31, 2010.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At March 31, 2010, $50.9 million may be transferred by dividend or loan to the parent company during the remainder of 2010 without approval by, or prior notification to, regulatory authorities.  An additional $233.8 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $4.7 million at March 31, 2010.

The Company’s annualized premium writing to surplus ratio for the first three months of 2010 was approximately 69.8%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of First Quarter, 2010 to First Quarter, 2009

Net premiums earned during the first quarter of 2010 increased $7.0 million (15.9%) as compared to the same period of 2009.  The Company’s Property and Casualty Insurance and Reinsurance segments reported increases of 17.4% and 9.8%, respectively.  These changes are in line with expectations and result from the continuing expansion of Reinsurance activities and new marketing efforts in the Property and Casualty Insurance segment.   The following table provides information regarding premiums written and earned for major product lines for the quarter ended March 31 (dollars in thousands):

	2010
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance:
Fleet Transportation	$45,462	$31,973	$31,718
Private Passenger Automobile	10,799	10,724	6,632
Commercial Mult-Peril	9,120	7,474	2,531
Residual Market and All Other	229	164	196
Total Property and Casualty Insurance	65,610	50,335	41,077
Reinsurance:
Property	9,990	9,678	9,678
Casualty	1,818	1,818	411
Total Reinsurance	11,808	11,496	10,089

Totals	$77,418	$61,831	$51,166

	2009

Property and Casualty Insurance:
Fleet Transportation	$40,370	$29,135	$29,503
Private Passenger Automobile	8,723	8,658	5,289
Commercial Mult-Peril	-	-	-
Residual Market and All Other	143	142	184
Total Property and Casualty Insurance	49,236	37,935	34,976
Reinsurance:
Property	9,839	9,188	9,188
Casualty	-	-	-
Total Reinsurance	9,839	9,188	9,188

Totals	$59,075	$47,123	$44,164

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 23.3% of premium earned for the current quarter compared to 22.5% a year earlier, reflecting the increased use of reinsurance on new products.

Net investment income, before tax, during the first quarter of 2010 was 7.2% lower than the first  quarter of 2009 due primarily to lower available interest rates, particularly for short-term investments.  Pre-tax yields averaged 2.7% during the current quarter compared to 3.1% for the prior year period.  Overall after-tax yields decreased from 2.7% to 2.1%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The first quarter 2010 net realized investment gains of $3.2 million is composed of $1.9 million in gains on limited partnerships with the balance attributable to direct trading of equity securities.  Comparative first quarter 2009 investment losses were $1.2 million as both equity securities and limited partnerships posted losses.  The investment realized gains during the current quarter were again favorably impacted by the recovery of value in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first quarter of 2010 were $19.1 million higher than that experienced during the first quarter of 2009 reflecting net pre-tax catastrophe losses from major earthquakes and windstorms, most notably Earthquake Maule in Chile, of approximately $18.1 million.  Loss ratios for each of the Company’s major product lines were as follows:

	2010	2009
Fleet Transportation	54.9%	55.9%
Private Passenger Automobile	79.3	65.6
Commercial Multi-Peril	61.0	N/A
Reinsurance - Property	189.8	41.1
Reinsurance - Casualty	60.1	N/A
All Lines	84.1	54.1

Other operating expenses, for the first quarter of 2010, decreased $.6 million, or 3%, from the first quarter of 2009.  The majority of this decrease relates to higher ceding commission credits related to certain of the Company’s reinsurance ceded treaties.  All other expenses remained relatively flat when compared to the prior period despite the increase in premium volume.  The ratio of consolidated other operating expenses to operating revenue was 29.3% during the first quarter of 2010 compared to 34.5% for the 2009 first quarter.

The effective federal tax on the consolidated income for the first quarter of 2010 was a $.8 million benefit.  The effective rate primarily differs from the normal statutory rate as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $4.9 million during the first quarter of 2010 as compared to the 2009 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2009.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2010, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $148 million.  Of this total, approximately $58 million (39%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net losses incurred by the Company.

At March 31, 2010, limited partnership investments include approximately $50.5 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contain profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2009.

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

 BALDWIN & LYONS, INC.

Date     May 5, 2010                                                                By /s/ Gary W. Miller
Gary W. Miller, Chairman and CEO

Date     May 5, 2010                                                                By    /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2010

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