Form 10-Q
period 2010-06-30
BALDWIN & LYONS INC
filed 2010-08-04
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2010	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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
Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2010:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,181,359

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	June 30	December 31
	2010	2009
Assets
Investments:
Fixed maturities	$410,941	$379,922
Equity securities	82,380	85,886
Limited partnerships	66,822	69,436
Short-term	4,108	3,703
	564,251	538,947
Cash and cash equivalents	46,785	79,504
Accounts receivable	40,160	32,535
Reinsurance recoverable	138,051	155,451
Notes receivable from employees	1,854	2,054
Other assets	37,518	42,824
	$828,619	$851,315
Liabilities and shareholders' equity
Reserves for losses and loss expenses	$347,262	$359,031
Reserves for unearned premiums	30,956	25,912
Short term debt	10,000	10,000
Accounts payable and accrued expenses	71,673	71,878
Current federal income taxes	5,874	6,507
Deferred federal income taxes	196	5,044
	465,961	478,372
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2010, 2,623,109; 2009, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2010, 12,181,359; 2009, 12,109,878	520	517
Additional paid-in capital	47,742	46,337
Unrealized net gains on investments	25,749	31,886
Retained earnings	288,535	294,091
	362,658	372,943
	$828,619	$851,315

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues
Net premiums earned	$53,523	$41,042	$104,689	$85,206
Net investment income	2,944	3,478	5,968	6,737
Commissions and other income	1,673	1,556	3,421	3,125
Net realized gains (losses) on investments, excluding
impairment losses	(2,843)	14,464	347	13,899
Total other-than-temporary impairment losses on investments	(15)	(1,970)	(15)	(2,637)
Net realized gains (losses) on investments	(2,858)	12,494	332	11,262
	55,282	58,570	114,410	106,330
Expenses
Losses and loss expenses incurred	31,152	22,087	74,184	45,975
Other operating expenses	17,527	16,052	33,872	32,968
	48,679	38,139	108,056	78,943
Income before federal income taxes	6,603	20,431	6,354	27,387
Federal income taxes	1,617	6,306	823	7,821
Net income	$4,986	$14,125	$5,531	$19,566
Per share data:
Basic and diluted earnings	$.33	$.96	$.37	$1.33

Dividends paid to shareholders	$.25	$.25	$.75	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,786	14,733	14,771	14,750
Dilutive effect of options outstanding	16	-	28	-
Average shares outstanding - diluted	14,802	14,733	14,799	14,750

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2010	2009

Net cash provided by (used in) operating activities	$24,806	$(5,544)
Investing activities:
Purchases of long-term investments	(202,444)	(56,653)
Proceeds from sales or maturities
of long-term investments	158,273	80,181
Net sales (purchases) of short-term investments	(405)	14,852
Other investing activities	(1,862)	(1,690)
Net cash provided by (used in) investing activities	(46,438)	36,690
Financing activities:
Dividends paid to shareholders	(11,081)	(7,377)
Cost of treasury stock	-	(880)
Net cash used in financing activities	(11,081)	(8,257)

Effect of foreign exchange rates on cash and cash equivalents	(6)	274

Increase (decrease) in cash and cash equivalents	(32,719)	23,163
Cash and cash equivalents at beginning of period	79,504	16,657
Cash and cash equivalents at end of period	$46,785	$39,820

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies
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

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, or FASB OTTI guidance.  The FASB OTTI guidance applies to fixed maturity securities only and provides new guidance on the recognition and presentation of other-than-temporary impairments.  In addition, the FASB OTTI guidance requires additional disclosures related to other-than-temporary impairments.   Under this revised guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities,

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders’ equity (accumulated other comprehensive income).

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of investments at June 30, 2010 and December 31, 2009:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2010:
U.S. government obligations	$52,410	$52,203	$207	$-	$207
Government sponsored entities	8,300	8,243	58	(1)	57
Residential mortgage-backed securities	35,105	34,320	984	(199)	785
Commercial mortgage-backed securities	14,024	13,637	407	(20)	387
Obligations of states and
political subdivisions	213,118	211,170	1,962	(14)	1,948
Corporate securities	71,452	71,036	1,443	(1,027)	416
Foreign government obligations	16,532	16,944	82	(494)	(412)
Total fixed maturities	410,941	407,553	5,143	(1,755)	3,388
Equity securities	82,380	46,154	37,497	(1,271)	36,226
Limited partnerships	66,822	66,822	-	-	-
Short-term	4,108	4,108	-	-	-
Total available-for-sale securities	$564,251	$524,637	$42,640	$(3,026)	39,614

		Applicable federal income taxes			(13,865)

		Net unrealized gains - net of tax			$25,749

December 31, 2009:
U.S. government obligations	$54,632	$54,615	$86	$(69)	$17
Government sponsored entities	5,883	5,825	72	(14)	58
Residential mortgage-backed securities	48,377	48,068	572	(263)	309
Commercial mortgage-backed securities	5,652	5,655	-	(3)	(3)
Obligations of states and
political subdivisions	185,469	182,536	2,940	(7)	2,933
Corporate securities	72,185	70,791	1,572	(178)	1,394
Foreign government obligations	7,724	7,695	29	-	29
Total fixed maturities	379,922	375,185	5,271	(534)	4,737
Equity securities	85,886	41,568	44,636	(318)	44,318
Limited partnerships	69,436	69,436	-	-	-
Short-term	3,703	3,703	-	-	-
Total available-for-sale securities	$538,947	$489,892	$49,907	$(852)	49,055

		Applicable federal income taxes			(17,169)

		Net unrealized gains - net of tax			$31,886

The Company has no other-than-temporarily impaired fixed maturity securities at June 30, 2010.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income during the six months ended June 30, 2010 and 2009.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2010			December 31, 2009
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	91	$41,191	$(1,752)	109	$70,568	$(411)
Greater than 12 months	1	813	(3)	4	6,220	(123)
Total fixed maturities	92	42,004	(1,755)	113	76,788	(534)
Equity securities:
12 months or less	40	7,884	(849)	21	2,032	(147)
Greater than 12 months	2	1,446	(422)	8	2,913	(171)
Total equity securities	42	9,330	(1,271)	29	4,945	(318)
Total fixed maturity and equity securities	134	$51,334	$(3,026)	142	$81,733	$(852)

The fair value and the cost or amortized cost of fixed maturity investments, at June 30, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$178,259	$178,254
Excess of one year to five years	169,119	167,265
Excess of five years to ten years	7,400	7,135
Excess of ten years	7,034	6,942
Total maturities	361,812	359,596
Mortgage-backed securities	49,129	47,957
	$410,941	$407,553

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Fixed maturities:
Gross gains	$888	$305	$1,840	$1,814
Gross losses	(256)	-	(683)	(679)
Net gains	632	305	1,157	1,135
Equity securities:
Gross gains	1,034	31	2,230	160
Gross losses	(239)	(2,087)	(715)	(3,011)
Net gains (losses)	795	(2,056)	1,515	(2,851)

Limited partnerships - net gain (loss)	(4,285)	14,245	(2,340)	12,978

Total net gains (losses)	$(2,858)	$12,494	$332	$11,262

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Realized net gains (losses) on the disposal of securities	$1,442	$(164)	$2,687	$(479)
Equity in earnings (losses) of limited partnership
investments - realized and unrealized	(4,285)	14,245	(2,340)	12,978
Impairment:
Write-downs based upon objective criteria	(15)	(1,970)	(15)	(2,637)
Recovery of prior write-downs
upon sale or disposal	-	383	-	1,400
Totals	$(2,858)	$12,494	$332	$11,262

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net loss from limited partnerships for the quarter and year-to-date ending June 30, 2010 include an estimated $6,447 and $7,243, respectively, of unrealized losses reported to the Company as part of the operations of the various limited partnerships.  Shareholders’ equity at June 30, 2010 includes approximately $23,115, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2010 and 2009 comparative periods.

	2010	2009
Quarter ended June 30:
Premiums ceded to reinsurers	$22,833	$14,408
Losses and loss expenses
ceded to reinsurers	2,317	(4,460)
Commissions from reinsurers	2,430	1,327

Six months ended June 30:
Premiums ceded to reinsurers	38,421	26,361
Losses and loss expenses
ceded to reinsurers	2,078	4,916
Commissions from reinsurers	4,494	2,180

(4) Comprehensive Income or Loss:
Net comprehensive loss for the quarter ended June 30, 2010 was $5,234 and compares to net comprehensive income of $23,888 for the quarter ended June 30, 2009.  For the first six months ended June 30, 2010, net comprehensive loss was $612 and compares to net comprehensive income of $24,042 for the six months ended June 30, 2009.

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

	2010			2009
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended June 30:

Property and Casualty Insurance	$61,153	$44,231	$6,715	$45,280	$30,745	$3,973
Reinsurance	9,580	9,292	2,440	10,301	10,297	3,969

Totals	$70,733	$53,523	$9,155	$55,581	$41,042	$7,942

Six months ended June 30:

Property and Casualty Insurance	$126,763	$85,308	$13,838	$94,516	$65,721	$9,473
Reinsurance	21,388	19,381	(7,612)	20,140	19,485	7,244

Totals	$148,151	$104,689	$6,226	$114,656	$85,206	$16,717

The following table reconciles reportable segment profit to the Company’s consolidated income before federal income taxes, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Profit:
Segment profit	$9,155	$7,942	$6,226	$16,717
Net investment income	2,944	3,478	5,968	6,737
Net gains (losses) on investments	(2,858)	12,494	332	11,262
Corporate expenses	(2,638)	(3,483)	(6,172)	(7,329)
Income before federal income taxes	$6,603	$20,431	$6,354	$27,387

Segment profit includes both net premiums earned and fees and other income.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,854 relating to such loans remains outstanding at June 30, 2010 and carry interest rates of between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) Debt:
The Company has $10,000 outstanding as of both June 30, 2010 and December 31, 2009, under the Company’s revolving line of credit at variable interest rates detailed below.  The Company has $10,000 remaining unused under the revolving line of credit.  The $10,000 of borrowings was used principally for treasury stock repurchases.

(8) Taxes:
As of June 30, 2010, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$52,410	$-	$52,410	$-
Government sponsored entities	8,300	-	8,300	-
Residential mortgage-backed securities	35,105	-	35,105	-
Commercial mortgage-backed securities	14,024	-	14,024	-
Obligations of states and
political subdivisions	213,118	-	213,118	-
Corporate securities	71,452	-	56,487	14,965
Foreign government obligations	16,532	-	16,532	-
Total fixed maturities	410,941	-	395,976	14,965
Equity securities	82,380	82,380	-	-
Cash equivalents	46,579	-	46,579	-
	$539,900	$82,380	$442,555	$14,965

As of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,632	$-	$54,632	$-
Government sponsored entities	5,883	-	5,883	-
Residential mortgage-backed securities	48,377	-	48,377	-
Commercial mortgage-backed securities	5,652	-	5,652	-
Obligations of states and
political subdivisions	185,469	-	185,469	-
Corporate securities	72,185	-	57,298	14,887
Foreign government obligations	7,724	-	7,724	-
Total fixed maturities	379,922	-	365,035	14,887
Equity securities	85,886	85,886	-	-
Cash equivalents	83,138	-	83,138	-
	$548,946	$85,886	$448,173	$14,887

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market value from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Beginning of period balance	$15,773	$15,280	$14,887	$14,981
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	513	346	898	741
Included in other comprehensive income	(876)	57	(929)	(39)
Purchases, issuances, and settlements	(445)	-	109	-
Transfers in and/or out of Level 3	-	-	-	-
End of period balance	$14,965	$15,683	$14,965	$15,683

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes payable, short term borrowings and unearned income approximate fair value because of the short term nature of these items.

There were no significant transfers of assets between level 1 and level 2 during the six months ended June 30, 2010 and 2009.

(10) Restricted Stock:
Effective June 11, 2009, the Company issued 20,900 shares of class B restricted stock to the Company’s outside directors.  The restricted shares became fully vested on May 5, 2010 and were paid in an equal number of shares of the Company’s class B stock.  The shares represent the annual retainer compensation for the outside directors for the period July 1, 2009 through June 30, 2010.  Each share was valued at $21.05 per share representing a total value of $440.  Compensation expense related to the above stock grant was recognized over the period in which the directors rendered the services.

Effective February 9, 2010, the Company issued 40,061 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2009 Executive Incentive Bonus Plan and additional stock awards approved by the Board of Directors.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective May 4, 2010, the Company issued 17,754 shares of class B restricted stock to the Company’s outside directors.  The restricted shares will be paid solely in the Company’s class B stock.  These restricted shares represent the annual retainer compensation for the outside directors for the period July 1, 2010 through June 30, 2011 and will vest on May 4, 2011.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $24.78 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

(11) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require recognition or disclosure.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first six months of 2010, the Company experienced positive cash flow from operations totaling $24.8 million which compares to negative cash flow from operations of $5.5 million generated during the first six months of 2009.  The $30.3 million improvement in cash flow from the 2009 period is primarily due to higher net premiums received and lower gross loss payments.  These increases were partially offset by a decline in investment income received.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio was 3.7 years at June 30, 2010, which is substantially shorter than the Company’s liability duration.

Financing activity for the first six months of 2010 included regular and extra dividend payments of $11.1 million ($.75 per share).

The Company’s assets at June 30, 2010 included $46.6 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $181.3 million of fixed maturity investments will mature within the twelve-month period following June 30, 2010.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company. At June 30, 2010, $47.1 million may be transferred by dividend or loan to the parent company during the remainder of 2010 without approval by, or prior notification to, regulatory authorities.  An additional $229.5 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $2.5 million at June 30, 2010.

The Company’s annualized premium writing to surplus ratio for the first six months of 2010 was approximately 63%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparisons of Second Quarter, 2010 to Second Quarter, 2009

Net premiums earned during the second quarter of 2010 increased $12.5 million (30.4%) as compared to the same period of 2009.  The Company’s Property and Casualty Insurance segment reported an increase of 43.9% while the Reinsurance segment reported a decrease of 9.8%.  These changes are in line with expectations and result from the continuing marketing efforts in the Property and Casualty Insurance segment and from program changes, effective January 1, 2010, in the Reinsurance segment.  The following table provides information regarding premiums written and earned for major product lines for the quarter ended June 30 (dollars in thousands):

	2010
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

Property and Casualty Insurance:
Fleet Transportation	$46,249	$33,051	$32,908
Private Passenger Automobile	5,725	5,637	7,220
Commercial Mult-Peril	8,435	(607)	3,697
Residual Market and All Other	744	554	406
Total Property and Casualty Insurance	61,153	38,635	44,231
Reinsurance:
Property	9,400	9,087	8,972
Casualty	180	180	320
Total Reinsurance	9,580	9,267	9,292
Totals	$70,733	$47,902	$53,523

The negative net premium written for commercial multi-peril results from reinsurance ceded changes made effective for all inforce premium as of May 1, 2010 whereby additional amounts of previously written but unearned premium will be ceded as the premium is earned.  This is a non-recurring event.

	2009
Property and Casualty Insurance:
Fleet Transportation	$35,359	$23,569	$24,195
Private Passenger Automobile	5,243	5,168	5,788
Commercial Mult-Peril	3,884	1,372	138
Residual Market and All Other	794	792	624
Total Property and Casualty Insurance	45,280	30,901	30,745
Reinsurance:
Property	10,301	10,273	10,297
Casualty	-	-	-
Total Reinsurance	10,301	10,273	10,297
Totals	$55,581	$41,174	$41,042

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 29.5% of premium earned for the current quarter compared to 30.9% a year earlier.

Net investment income, before tax, during the second quarter of 2010 was 15.4% lower than the second quarter of 2009 due primarily to lower available interest rates.  Pre-tax yields averaged 2.7% during the current quarter compared to 3.4% for the prior year period.  Overall after-tax yields decreased from 2.8% to 2.1%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The second quarter 2010 net realized investment losses of $2.9 million resulted primarily from $4.3 million in losses on limited partnerships partially offset by $1.4 million in investment gains on direct trading securities.  Comparative second quarter 2009 investment gains were $12.5 million; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be comparable from period to period.  The net realized investment losses during the current quarter were impacted by the downturn in the global equity markets.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the second quarter of 2010 were $9.1 million higher than that experienced during the second quarter of 2009 due primarily to private passenger automobile and property reinsurance losses.  Loss ratios for each of the Company’s major product lines were as follows:

	2010	2009
Fleet Transportation	55.5%	58.2%
Private Passenger Automobile	88.3	71.6
Commercial Multi-Peril	50.7	79.4
Reinsurance - Property	45.5	31.5
Reinsurance - Casualty	59.7	N/A
All Lines	58.2	53.8

Other operating expenses, for the second quarter of 2010, increased $1.5 million, or 9%, from the second quarter of 2009.  The majority of this increase relates to higher gross commission expense and higher state taxes related to increased premium volume.  All other expenses remained relatively flat when compared to the prior period.  The ratio of consolidated other operating expenses to operating revenue decreased to 30.1% during the second quarter of 2010 compared to 34.8% for the 2009 second quarter, the decline being reflective of the impact of higher premium on largely fixed operating costs and the impact of first quarter catastrophe losses on contingent commissions due to retrocessionaires (higher losses result in the loss of contingency profit sharing recorded as commission expense).

The effective federal tax rate on consolidated income for the second quarter of 2010 was 24.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $9.1 million during the second quarter of 2010 as compared to the 2009 period.

Comparisons of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Net premiums earned during the first six months of 2010 increased $19.5 million (22.9%) as compared to the same period of 2009.  The Company’s Property and Casualty Insurance and Reinsurance segments reported increases of 29.8% and decreases of .5%, respectively, for the same reasons noted in the quarterly comparison above.    The following table provides information regarding premiums written and earned for major product lines for the six months ended June 30 (dollars in thousands):

	2010
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

Property and Casualty Insurance:
Fleet Transportation	$91,711	$65,024	$64,625
Private Passenger Automobile	16,524	16,361	13,852
Commercial Mult-Peril	17,555	6,867	6,228
Residual Market and All Other	973	718	603
Total Property and Casualty Insurance	126,763	88,970	85,308
Reinsurance:
Property	19,390	18,765	18,650
Casualty	1,998	1,998	731
Total Reinsurance	21,388	20,763	19,381
Totals	$148,151	$109,733	$104,689

	2009
Property and Casualty Insurance:
Fleet Transportation	$75,729	$52,704	$53,698
Private Passenger Automobile	13,966	13,826	11,077
Commercial Mult-Peril	3,884	1,372	138
Residual Market and All Other	937	935	808
Total Property and Casualty Insurance	94,516	68,837	65,721
Reinsurance:
Property	20,140	19,461	19,485
Casualty	-	-	-
Total Reinsurance	20,140	19,461	19,485
Totals	$114,656	$88,298	$85,206

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 29.8% of premium earned for the current year period compared to 28.5% a year earlier.

Net investment income, before tax, during the first six months of 2010 was 11.4% lower than the first six months of 2009 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 2.7% during the current period compared to 3.3% for the prior year period.  Overall after-tax yields decreased from 2.8% to 2.1%.

Net realized investment gains for the first six months of 2010 were $.3 million, resulting from a $2.7 million gain on direct trading securities offset by $2.4 million in losses on limited partnerships.  Realized investment gains were $11.3 million for the same period in 2009; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be comparable from period to period.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains or losses reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first six months of 2010 were $28.2 million higher than that experienced during the first six months of 2009 with the majority of the increase attributable to catastrophe losses from major earthquakes and windstorms, most notably Earthquake Maule in Chile, of approximately $18.1 million.  Loss ratios for each of the Company’s major product lines were as follows:

	2010	2009
Fleet Transportation	55.2%	56.9%
Private Passenger Automobile	84.0	68.7
Commercial Multi-Peril	54.9	79.4
Reinsurance - Property	120.4	36.0
Reinsurance - Casualty	59.9	N/A
All Lines	70.9	54.0

Other operating expenses, for the first six months of 2010, increased $.9 million, or 3%, from the 2009 six-month period.  The majority of this increase relates to expenses that vary directly with increased premium volume.  The ratio of consolidated other operating expenses to operating revenue was 29.7% during the 2010 period compared to 34.7% for the 2009 period, the decline being reflective of the impact of higher premium on largely fixed operating costs and the impact of first quarter catastrophe losses on contingent commissions due to retrocessionaires (higher losses result in the loss of contingency profit sharing recorded as commission expense).

The effective federal tax rate on consolidated income for the first six months of 2010 was 13.0%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income and is impacted by the large catastrophe losses in the first quarter.

As a result of the factors mentioned above, net income decreased by $14.0 million as compared with the 2009 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2010, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $138 million.  Of this total, approximately $61 million (44%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2010, limited partnership investments include approximately $48.0 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 4, 2010, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
To approve the Baldwin & Lyons Restricted Stock Compensation Plan	1,897,225	491	1,406
To approve the 2010 Baldwin & Lyons Executive Bonus Plan	1,799,308	95,470	4,340
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2010	1,898,218	800	100

Election of Directors:   All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 1, 2010.

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

 BALDWIN & LYONS, INC.

Date     August 4, 2010                     By /s/ Gary W. Miller
    Gary W. Miller, Chairman and CEO

Date     August 4, 2010                     By /s/ G. Patrick Corydon
    G. Patrick Corydon,
    Executive Vice President – Finance
    (Principal Financial and
      Accounting Officer

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2010

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