Form 10-Q
period 2010-11-02
BALDWIN & LYONS INC
filed 2010-11-04
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2010	Commission file number 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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
Small Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2010:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, No Par Value:
Class A (voting)	2,623,109
Class B (nonvoting)	12,191,820

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)

	(Unaudited)
	September 30	December 31
	2010	2009
Assets
Investments:
Fixed maturities	$421,220	$379,922
Equity securities	89,785	85,886
Limited partnerships	73,100	69,436
Short-term	4,414	3,703
	588,519	538,947
Cash and cash equivalents	39,601	79,504
Accounts receivable	40,506	32,535
Reinsurance recoverable	135,753	155,451
Notes receivable from employees	1,716	2,054
Other assets	34,198	42,824
	$840,293	$851,315

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$345,412	$359,031
Reserves for unearned premiums	34,696	25,912
Debt	7,000	10,000
Accounts payable and accrued expenses	69,354	71,878
Current federal income taxes	8,679	6,507
Deferred federal income taxes	2,414	5,044
	467,555	478,372
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2010, 2,623,109; 2009, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2010, 12,191,820; 2009, 12,109,878	520	517
Additional paid-in capital	47,986	46,337
Unrealized net gains on investments	29,882	31,886
Retained earnings	294,238	294,091
	372,738	372,943
	$840,293	$851,315

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues
Net premiums earned	$52,588	$45,077	$157,277	$130,283
Net investment income	2,865	3,256	8,833	9,993
Commissions and other income	1,603	1,722	5,024	4,847
Net realized gains on investments, excluding
impairment losses	10,271	15,460	10,618	29,359
Total other-than-temporary impairment losses on investments	-	(19)	(15)	(2,656)
Net realized gains on investments	10,271	15,441	10,603	26,703
	67,327	65,496	181,737	171,826
Expenses
Losses and loss expenses incurred	36,084	26,714	110,268	72,689
Other operating expenses	17,711	17,635	51,583	50,603
	53,795	44,349	161,851	123,292
Income before federal income taxes	13,532	21,147	19,886	48,534
Federal income taxes	4,298	6,807	5,121	14,628
Net income	$9,234	$14,340	$14,765	$33,906

Per share data:
Basic and diluted earnings	$.62	$.97	$1.00	$2.30

Dividends paid to shareholders	$.25	$.25	$1.00	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,794	14,733	14,779	14,744
Dilutive effect of options outstanding	15	1	30	-
Average shares outstanding - diluted	14,809	14,734	14,809	14,744

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2010	2009

Net cash provided by operating activities	$36,857	$13,822
Investing activities:
Purchases of long-term investments	(297,065)	(173,671)
Proceeds from sales or maturities
of long-term investments	241,158	181,291
Net sales (purchases) of short-term investments	(711)	28,779
Other investing activities	(2,524)	(2,620)
Net cash provided by (used in) investing activities	(59,142)	33,779
Financing activities:
Dividends paid to shareholders	(14,770)	(11,061)
Repayment on notes payable	(3,000)	-
Cost of treasury stock	-	(880)
Net cash used in financing activities	(17,770)	(11,941)

Effect of foreign exchange rates on cash and cash equivalents	152	827

Increase (decrease) in cash and cash equivalents	(39,903)	36,487
Cash and cash equivalents at beginning of period	79,504	16,657
Cash and cash equivalents at end of period	$39,601	$53,144

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(Note that all dollar amounts presented in these notes are in thousands, except per share data)

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

With respect to other than temporary impairment of investments, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders’ equity (accumulated other comprehensive income).

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale investments at September 30, 2010 and December 31, 2009:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2010:
U.S. government obligations	$60,039	$59,798	$241	$-	$241
Government sponsored entities	5,311	5,287	28	(4)	24
Residential mortgage-backed securities	40,973	40,295	962	(284)	678
Commercial mortgage-backed securities	12,948	12,243	713	(8)	705
Obligations of states and
political subdivisions	211,770	210,092	1,714	(36)	1,678
Corporate debt securities	72,242	70,660	1,927	(345)	1,582
Foreign government obligations	17,937	17,438	523	(24)	499
Total fixed maturities	421,220	415,813	6,108	(701)	5,407
Equity securities	89,785	49,219	41,386	(820)	40,566
Total available-for-sale securities	$511,005	$465,032	$47,494	$(1,521)	45,973

				Applicable federal income taxes	(16,091)

				Net unrealized gains - net of tax	$29,882

December 31, 2009:
U.S. government obligations	$54,632	$54,615	$86	$(69)	$17
Government sponsored entities	5,883	5,825	72	(14)	58
Residential mortgage-backed securities	48,377	48,068	572	(263)	309
Commercial mortgage-backed securities	5,652	5,655	-	(3)	(3)
Obligations of states and
political subdivisions	185,469	182,536	2,940	(7)	2,933
Corporate debt securities	72,185	70,791	1,572	(178)	1,394
Foreign government obligations	7,724	7,695	29	-	29
Total fixed maturities	379,922	375,185	5,271	(534)	4,737
Equity securities	85,886	41,568	44,636	(318)	44,318
Total available-for-sale securities	$465,808	$416,753	$49,907	$(852)	49,055

				Applicable federal income taxes	(17,169)

				Net unrealized gains - net of tax	$31,886

The Company has no other-than-temporarily impaired fixed maturity securities at September 30, 2010.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income during the nine months ended September 30, 2010 and 2009.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2010 and December 31, 2009, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2010			December 31, 2009
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	83	$79,009	$(692)	109	$70,568	$(411)
Greater than 12 months	8	1,658	(9)	4	6,220	(123)
Total fixed maturities	91	80,667	(701)	113	76,788	(534)
Equity securities:
12 months or less	19	2,996	(383)	21	2,032	(147)
Greater than 12 months	5	2,441	(437)	8	2,913	(171)
Total equity securities	24	5,437	(820)	29	4,945	(318)
Total fixed maturity and equity securities	115	$86,104	$(1,521)	142	$81,733	$(852)

The fair value and the cost or amortized cost of fixed maturity investments, at September 30, 2010, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$181,862	$181,417
Excess of one year to five years	169,645	166,707
Excess of five years to ten years	9,164	8,618
Excess of ten years	6,628	6,533
Total maturities	367,299	363,275
Mortgage-backed securities	53,921	52,538
	$421,220	$415,813

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Fixed maturities:
Gross gains	$1,311	$4,666	$3,151	$6,415
Gross losses	(293)	(342)	(976)	(973)
Net gains	1,018	4,324	2,175	5,442

Equity securities:
Gross gains	3,339	1,463	5,569	1,078
Gross losses	(365)	(264)	(1,080)	(2,713)
Net gains (losses)	2,974	1,199	4,489	(1,635)

Limited partnerships - net gain	6,279	9,918	3,939	22,896

Total net gains	$10,271	$15,441	$10,603	$26,703

Gain and loss activity for investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Realized net gains on the disposal of securities	$3,466	$1,843	$6,153	$1,364
Equity in earnings of limited partnership
investments - realized and unrealized	6,279	9,918	3,939	22,896
Impairment:
Write-downs based upon objective criteria	-	(19)	(15)	(2,656)
Recovery of prior write-downs
upon sale or disposal	526	3,699	526	5,099

Totals	$10,271	$15,441	$10,603	$26,703

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net gain from limited partnerships for the quarter and year-to-date ending September 30, 2010 include an estimated $5,016 gain and $2,227 loss, respectively, of unrealized gains and losses reported to the Company as part of the underlying assets of the various limited partnerships.  Shareholders’ equity at September 30, 2010 includes approximately $27,130, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2010 and 2009 comparative periods.

	2010	2009
Quarter ended September 30:
Premiums ceded to reinsurers	$14,428	$16,305
Losses and loss expenses
ceded to reinsurers	10,387	3,382
Commissions from reinsurers	2,752	1,422

Nine months ended September 30:
Premiums ceded to reinsurers	52,848	42,666
Losses and loss expenses
ceded to reinsurers	8,523	8,298
Commissions from reinsurers	7,246	3,602

(4) Comprehensive Income or Loss:
Net comprehensive income for the quarter ended September 30, 2010 was $13,525 and compares to net comprehensive income of $22,101 for the quarter ended September 30, 2009.  For the first nine months ended September 30, 2010, net comprehensive income was $12,913 and compares to net comprehensive income of $46,143 for the nine months ended September 30, 2009.

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

	2010			2009
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)
Three months ended September 30:
Property and Casualty Insurance	$59,084	$42,917	$4,942	$54,507	$35,804	$5,826
Reinsurance	11,671	9,671	(1,476)	9,327	9,273	415
Totals	$70,755	$52,588	$3,466	$63,834	$45,077	$6,241

Nine months ended September 30:
Property and Casualty Insurance	$185,847	$128,225	$18,780	$149,023	$101,525	$15,300
Reinsurance	33,059	29,052	(9,088)	29,467	28,758	7,659
Totals	$218,906	$157,277	$9,692	$178,490	$130,283	$22,959

The following table reconciles reportable segment profit to the Company’s consolidated income before federal income taxes, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Profit:
Segment profit	$3,466	$6,241	$9,692	$22,959
Net investment income	2,865	3,256	8,833	9,993
Net realized gains on investments	10,271	15,441	10,603	26,703
Corporate expenses	(3,070)	(3,791)	(9,242)	(11,121)
Income before federal income taxes	$13,532	$21,147	$19,886	$48,534

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,716 relating to such loans remains outstanding at September 30, 2010 and carry interest rates between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) Debt:
The Company has $7,000 outstanding as of September 30, 2010 and $10,000 outstanding as of December 31, 2009, under a revolving line of credit at variable interest rates detailed below.  The Company has $13,000 remaining unused under the revolving line of credit at September 30, 2010.  The borrowings were used principally for treasury stock repurchases.

Description	Maturity	2010	2009	Interest Rate

Revolving line of credit	June 23, 2011	$2,000	$5,000	0.85%
Revolving line of credit	June 23, 2011	5,000	5,000	0.99%
Total Debt		$7,000	$10,000

(8) Taxes:
As of September 30, 2010, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space intentionally left blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$60,039	$-	$60,039	$-
Government sponsored entities	5,311	-	5,311	-
Residential mortgage-backed securities	40,973	-	40,973	-
Commercial mortgage-backed securities	12,948	-	12,948	-
Obligations of states and
political subdivisions	211,770	-	211,770	-
Corporate securities	72,242	-	55,222	17,020
Foreign government obligations	17,937	-	17,937	-
Total fixed maturities	421,220	-	404,200	17,020
Equity securities	89,785	89,785	-	-
Cash equivalents	39,674	-	39,674	-
	$550,679	$89,785	$443,874	$17,020

As of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,632	$-	$54,632	$-
Government sponsored entities	5,883	-	5,883	-
Residential mortgage-backed securities	48,377	-	48,377	-
Commercial mortgage-backed securities	5,652	-	5,652	-
Obligations of states and
political subdivisions	185,469	-	185,469	-
Corporate securities	72,185	-	57,298	14,887
Foreign government obligations	7,724	-	7,724	-
Total fixed maturities	379,922	-	365,035	14,887
Equity securities	85,886	85,886	-	-
Cash equivalents	83,138	-	83,138	-
	$548,946	$85,886	$448,173	$14,887

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Beginning of period balance	$14,965	$15,683	$14,887	$14,981
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	600	191	1,498	932
Included in other comprehensive income	615	638	(314)	599
Purchases, issuances, and settlements	840	(497)	949	(497)
Transfers in and/or out of Level 3	-	-	-	-
End of period balance	$17,020	$16,015	$17,020	$16,015

Quoted market prices are obtained for these disclosures whenever possible.  Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.

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

There were no significant transfers of assets between level 1 and level 2 during the nine months ended September 30, 2010 and 2009.

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

Effective February 9, 2010, the Company issued 40,061 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2009 Executive Incentive Bonus Plan and additional stock awards approved by the Board of Directors.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

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

On November 2, 2010, the Company declared a regular quarterly dividend of $.25 per share on the Company’s Class A and Class B Common Stock.  The dividend per share will be payable November 30, 2010 to shareholders of record on November 16, 2010.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(11) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred subsequent to September 30, 2010 that require recognition or disclosure.

(12) Pending Accounting Standards:
In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact the adoption of the guidance effective January 1, 2012, will have on our consolidated financial statements.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first nine months of 2010, the Company experienced positive cash flow from operations totaling $36.9 million which compares to positive cash flow from operations of $13.8 million generated during the first nine months of 2009.  The $23.1 million improvement in cash flow from the 2009 period is primarily due to higher net premiums received that was partially offset by a decline in investment income received.

For several years, the Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.9 years at September 30, 2010, which is substantially shorter than the Company’s liability average life.

Financing activity for the first nine months of 2010 included regular and extra dividend payments of $14.8 million ($1.00 per share) and the repayment of $3.0 million under the Company’s line of credit.

The Company’s assets at September 30, 2010 included $39.7 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $185.4 million of fixed maturity investments will mature within the twelve-month period following September 30, 2010.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of portions of this equity to the parent holding company.  At September 30, 2010, $43.7 million may be transferred by dividend or loan to the parent company during the remainder of 2010 without approval by, or prior notification to, regulatory authorities.  An additional $241.6 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $7.2 million at September 30, 2010.

The Company’s annualized premium writing to surplus ratio for the first nine months of 2010 was approximately 62%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2010 to Third Quarter, 2009

Net premiums earned during the third quarter of 2010 increased $7.5 million (16.7%) as compared to the same period of 2009.  The Company’s Property and Casualty Insurance segment reported an increase of 19.9% while the Reinsurance segment reported an increase of 4.3%.  These changes are in line with expectations and result from product expansion and continuing marketing efforts in the Property and Casualty Insurance segment and from program changes, effective January 1, 2010, in the Reinsurance segment and introduction of professional liability reinsurance in 2010.  The following table provides information regarding premiums written and earned for major product lines for the quarter ended September 30 (dollars in thousands):

	2010
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

Property and Casualty Insurance:
Fleet Transportation	$45,840	$31,831	$31,753
Private Passenger Automobile	6,074	5,984	7,058
Commercial Mult-Peril	6,426	6,795	3,820
Residual Market and All Other	744	360	286
Total Property and Casualty Insurance	59,084	44,970	42,917
Reinsurance:
Property	8,967	8,654	8,769
Casualty	2,704	2,704	902
Total Reinsurance	11,671	11,358	9,671
Totals	$70,755	$56,328	$52,588

	2009
Property and Casualty Insurance:
Fleet Transportation	$40,791	$28,223	$28,716
Private Passenger Automobile	6,406	6,327	5,971
Commercial Mult-Peril	7,069	3,462	863
Residual Market and All Other	241	244	254
Total Property and Casualty Insurance	54,507	38,256	35,804
Reinsurance:
Property	9,327	9,272	9,273
Casualty	-	-	-
Total Reinsurance	9,327	9,272	9,273
Totals	$63,834	$47,528	$45,077

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 30.4% of premium earned for the current quarter compared to 26.6% a year earlier reflecting higher reinsurance placements on new products and changes in the mix of business.

Net investment income, before tax, during the third quarter of 2010 was 12.0% lower than the third quarter of 2009 due primarily to lower available interest rates.  Pre-tax yields averaged 2.6% during the current quarter compared to 3.1% for the prior year period.  Overall after-tax yields decreased from 2.5% to 1.9%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The third quarter 2010 net realized investment gains of $10.3 million resulted primarily from $6.3 million in gains on limited partnerships and $4.0 million in gains on disposal of securities.  Comparative third quarter 2009 investment gains were $15.4 million; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be comparable from period to period.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the third quarter of 2010 were $9.4 million higher than that experienced during the third quarter of 2009 due primarily to property reinsurance and private passenger automobile losses.  Loss ratios for each of the Company’s major product lines were as follows:

	2010	2009
Fleet Transportation	62.6%	57.4%
Private Passenger Automobile	85.7	67.4
Commercial Multi-Peril	49.8	46.5
Reinsurance - Property	85.5	61.0
Reinsurance - Casualty	60.0	N/A
All Lines	68.6	59.3

Other operating expenses, for the third quarter of 2010 were flat from the third quarter of 2009.  The ratio of consolidated other operating expenses to operating revenue decreased to 31.0% during the third quarter of 2010 compared to 35.2% for the 2009 third quarter, the decline being reflective of the impact of higher premium on largely fixed operating costs and the impact of higher ceding commission offsets related to increased reinsurance ceded.

The effective federal tax rate on consolidated income for the third quarter of 2010 was 31.8%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $5.1 million during the third quarter of 2010 as compared to the 2009 period.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Net premiums earned during the first nine months of 2010 increased $27.0 million (20.7%) as compared to the same period of 2009.  The Company’s Property and Casualty Insurance and Reinsurance segments reported increases of 26.3% and 1.0%, respectively, for the same reasons noted in the quarterly comparison above.  The following table provides information regarding premiums written and earned for major product lines for the nine months ended September 30 (dollars in thousands):

	2010
	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
Property and Casualty Insurance:
Fleet Transportation	$137,551	$96,855	$96,378
Private Passenger Automobile	22,598	22,345	20,910
Commercial Mult-Peril	23,981	13,662	10,048
Residual Market and All Other	1,717	1,078	889
Total Property and Casualty Insurance	185,847	133,940	128,225
Reinsurance:
Property	28,357	27,419	27,419
Casualty	4,702	4,702	1,633
Total Reinsurance	33,059	32,121	29,052
Totals	$218,906	$166,061	$157,277

	2009
Property and Casualty Insurance:
Fleet Transportation	$116,520	$80,927	$82,414
Private Passenger Automobile	20,372	20,153	17,048
Commercial Mult-Peril	10,953	4,834	1,001
Residual Market and All Other	1,178	1,179	1,062
Total Property and Casualty Insurance	149,023	107,093	101,525
Reinsurance:
Property	29,467	28,733	28,758
Casualty	-	-	-
Total Reinsurance	29,467	28,733	28,758
Totals	$178,490	$135,826	$130,283

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 30.0% of premium earned for the current year period compared to 27.9% a year earlier reflecting higher reinsurance placements on new products and changes in the mix of business.

Net investment income, before tax, during the first nine months of 2010 was 11.6% lower than the first nine months of 2009 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 2.7% during the current period compared to 3.2% for the prior year period.  Overall after-tax yields decreased from 2.7% to 2.0%.

Net realized investment gains for the first nine months of 2010 were $10.6 million, resulting from a $6.7 million gain on disposal of securities and a $3.9 million gain on limited partnerships.  Net realized investment gains were $26.7 million for the same period in 2009; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be comparable from period to period.  See footnote 2 to the enclosed financial statements for a more detailed discussion regarding the accounting policies and the net gains reported for the Company’s investments in limited partnerships.

Losses and loss expenses incurred during the first nine months of 2010 were $37.6 million higher than that experienced during the first nine months of 2009 with the majority of the increase attributable to catastrophe losses from major earthquakes and windstorms occurring during the first and third quarters of 2010 totaling $24.1 million with the remainder attributable to increased premium volume.  Loss ratios for each of the Company’s major product lines were as follows:

	2010	2009
Fleet Transportation	57.6%	57.1%
Private Passenger Automobile	84.6	68.3
Commercial Multi-Peril	52.9	51.0
Reinsurance - Property	109.2	44.1
Reinsurance - Casualty	60.0	N/A
All Lines	70.1	55.8

Other operating expenses, for the first nine months of 2010, increased $1.0 million, or 1.9%, from the 2009 nine-month period.  The majority of this increase relates to expenses that vary directly with increased premium volume.  The ratio of consolidated other operating expenses to operating revenue was 30.1% during the 2010 period compared to 34.9% for the 2009 period, the decline being reflective of the impact of higher premium on largely fixed operating costs, higher ceding commission offsets related to increased reinsurance ceded and the impact of first and third quarter catastrophe losses on contingent commissions due to retrocessionaires (higher losses result in the loss of contingency profit sharing recorded as commission expense).

The effective federal tax rate on consolidated income for the first nine months of 2010 was 25.8%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased by $19.1 million as compared with the 2009 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2010, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $136 million.  Of this total, approximately $55 million (40%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2010, limited partnership investments include approximately $52.9 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

 BALDWIN & LYONS, INC.

Date     November 4, 2010                                                                       By  /s/ Gary W. Miller
     Gary W. Miller, Chairman and CEO

Date     November 4, 2010                                                                       By  /s/ G. Patrick Corydon
     G. Patrick Corydon,
     Executive Vice President – Finance
     (Principal Financial and
      Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2010

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