Form 10-K
period 2010-12-31
BALDWIN & LYONS INC
filed 2011-03-11
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended	Commission file number 0-5534
December 31, 2010

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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2010, based on the closing trade prices on that date, was approximately $173,047,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2011:
Common Stock, No Par Value:                                                                Class A (voting)                                            2,623,109 shares
                                                                                                                     Class B (nonvoting)                                   12,201,482 shares

The Index to Exhibits is located on pages 80 and 81.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 10, 2011 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance and the assumption of property and casualty reinsurance.  B&L’s principal subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states, the District of Columbia and all Canadian provinces;  Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines business in 40 states; Sagamore Insurance Company (referred to herein as "Sagamore"), which is licensed in 47 states and approved for excess and surplus lines business in one additional state; B&L Brokerage Services, Inc., (referred to herein as "BLBS"), an Indiana based insurance broker licensed in all 50 states; and B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.  Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context indicates otherwise.

Approximately 59% of the gross direct premiums written and assumed by the Insurance Subsidiaries during 2010 were attributable to business produced directly or indirectly by B&L.  Approximately 16% of gross premium is assumed from several non-affiliated insurance and reinsurance companies through policies of reinsurance and retrocessions.  The remaining 25% consists primarily of business which was originated through an extensive network of independent agents on both a retail and wholesale basis.

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

The Insurance Subsidiaries serve a variety of specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by large trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of buses.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed largely by the B&L agency organization directly to fleet transportation clients but also through relationships with non-affiliated brokers and through specialized independent agents.  Broker or agent intermediaries are typically used for smaller accounts.  The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:

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

Reinsurance Assumptions
The Company accepts cessions and retrocessions from selected insurance and reinsurance companies, principally reinsuring against catastrophic events.  Approximately 64% of current net reinsurance premium earned in 2010 emanated from retrocessions spread worldwide among several geographic regions.  All major retrocessions are concentrated in upper layers of coverage and contain loss limits so that only major catastrophic events would be expected to have a material impact on the Company’s operations or financial position.  The remaining 36% of net reinsurance assumptions are produced through several non-affiliated reinsurance brokers.  For 2010, approximately 75% of broker produced business related to coverage for weather-related losses which attach at lower levels, primarily covering weather events in the United States, excluding Florida and United States earthquake.  The remaining 25% of broker produced business relates to professional liability reinsurance provided to small and medium sized insurance companies.

Private Passenger Automobile Insurance
The Company markets private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

Commercial Property and Business Owners Liability
The Company markets commercial property and business owners liability coverages on a limited basis through a managing general agent in the state of Florida.

Professional Liability
The Company markets Miscellaneous Professional Liability coverages through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States.

Property/Casualty Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses incurred typically comprise nearly two-thirds of the Company’s operating expenses.  A discussion of this expense category follows.

The consolidated balance sheets include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries.  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company’s ultimate net exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis loss reserves, which comprise approximately 65% of total reserves at December 31, 2010, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples.  Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 28 in Management’s Discussion and Analysis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims.  Our claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly claims involving large tractor-trailer rigs and large-scale losses resulting from catastrophic events.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided by the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2010 have been reduced by approximately $6.5 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.2 million higher for the year ended December 31, 2010.

For policies inforce at December 31, 2010, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million.  Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by the Company but 100% reinsured.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to current treaty and facultative reinsurance arrangements the Company’s maximum exposure to loss from a single occurrence ranges from approximately $.25 million to $1.9 million for the vast majority of risks insured although, for certain losses occurring in prior policy years, maximum exposure could be as high as $3.7 million for a single occurrence.  Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.  Net premiums earned and losses incurred by the Company for  2010, 2009 and 2008 each include $23.4 million, $15.8 million and $22.6 million, respectively, related to such deductible provisions inforce during these years.

The Company has revised its treaty arrangements several times in prior years in response to changing market conditions.  The current treaty arrangements are effective until July 2, 2011 and cover the entire policy period for all business written from inception of the treaty on July 3, 2010 through that date.  Treaty renewals are expected to occur annually in the foreseeable future.  Because the Company occasionally offers multiple year policies and because losses from fleet transportation business take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions than those provided by current treaty provisions.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2010, 2009 and 2008.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2010.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2010 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2010	2009	2008
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$203,253	$231,633	$244,500

Provision for losses and LAE:
Claims occurring during the current year	154,775	108,935	132,829
Claims occurring during prior years	(8,823)	(9,584)	(17,077)
	145,952	99,351	115,752
Payments of losses and LAE:
Claims occurring during the current year	56,394	41,302	51,649
Claims occurring during prior years	74,182	84,777	76,970
	130,576	126,079	128,619

Other reserve adjustment	-	(1,652)	-

Liability for losses and LAE at end of year	218,629	203,253	231,633

Reinsurance recoverable on unpaid losses
at end of the year	125,891	155,778	157,925
Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$344,520	$359,031	$389,558

The reconciliation above shows that a savings of $8.8 million was developed in the liability for losses and LAE recorded at December 31, 2009, with comparative developments for the two previous calendar years.  The following table is a summary of the $8.8 million reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2009	(Savings) Deficiency Recorded During 2010	% (Savings) Deficiency
2009	$67,633	$1,924	2.8%
2008	43,760	(1,221)	(2.8%)
2007	19,368	(3,292)	(17.0%)
2006	10,768	246	2.3%
2005	14,895	(3,080)	(20.7%)
2004 & prior	46,829	(3,400)	(7.3%)
	$203,253	$(8,823)	(4.3%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2004 & Prior	2005	2006	2007	2008	2009

Losses and allocated loss expenses developed on cases known to exist at December 31, 2009	$1,129	$424	$1,140	$1,479	$1,969	$3,775
Losses and allocated loss expenses reported on cases unknown at December 31, 2009	1,059	-	115	2	691	2,704
Unallocated loss expenses paid	134	401	267	254	587	2,255
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(5,645)	(3,677)	(1,601)	(3,001)	(3,973)	(7,578)
Net (savings) deficiency on losses from directly-produced business	(3,323)	(2,852)	(79)	(1,266)	(726)	1,156
(Savings)deficiency reported under reinsurance assumption agreements and residual markets	(77)	(228)	325	(2,026)	(495)	768

Net savings	$(3,400)	$(3,080)	$246	$(3,292)	$(1,221)	$1,924

Loss and loss expense developments, presented separately by major product line, were as follows for the years ended December 31 (dollars in thousands):

	2010	2009	2008

Property and casualty insurance	$(7,090)	$(14,110)	$(16,841)
Involuntary residual markets	523	584	(31)
Reinsurance assumed	(2,256)	3,942	(205)
Totals	$(8,823)	$(9,584)	$(17,077)

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2009, losses reported which were previously unknown at December 31, 2009 (incurred but not reported), unallocated loss expense paid related to accident years 2009 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(Savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in property catastrophe reinsurance policies and treaties.  The Company records its share of losses from these policies and treaties based on reports from the reinsured companies and retrocessionaires and does not directly establish case reserves related to this segment of the Company's business.  The Company does, however, establish additional reserves for property reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  While involuntary residual market premiums and losses are included in the property and casualty segment, they are shown separately in this presentation because reserves on this business are established by the regulatory entities and, accordingly, development on these losses is outside the control of the Company.

Directly produced property and casualty insurance has historically constituted the largest portion of net reserve development savings.  As shown, the savings from this segment ranged from $7.1 million in 2010 to $16.8 million in 2008.  This fluctuation reflects the variability associated with the larger claims covered by the Company, as well as fluctuations in the Company’s net retentions.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the widely fluctuating use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The developments for reinsurance assumed and involuntary residual markets, with a $2.3 million savings and a $.5 million deficiency during 2010, respectively, are heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies and by managers of state run residual market pools.  While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year.  We have found this to be particularly true during years when large catastrophic events occur near year end, such as was the case in 2008 with the occurrence of Hurricane Ike in September.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has little exposure to environmental losses and activity during the three year period ending 2010 has been insignificant.

Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $8.8 million in net savings developed during 2010 represents approximately 48% of pre-tax net income before realized capital gains for 2010 but only 4.3% of December 31, 2009 net loss and LAE reserves, which is well within the acceptable range of variation for the Company’s diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980's.  This process has proven to be fully adequate with no overall deficiencies developed since 1985.  There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2010 for most lines of business.  However, the average settlement amounts of severe fleet transportation claims have tended to increase in recent years.

As described on page 4, changes have occurred in the Company's net per accident exposure under reinsurance agreements in place during the periods presented in the previous table.  It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile.  There are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger the loss, the greater the likelihood that litigation will become involved in the settlement process.  As such, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2010 consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

Liability reported on a SAP basis - net of reinsurance recoverable	$223,969

Add differences:
Reinsurance recoverable on unpaid losses and LAE	125,891
Additional reserve for residual market losses not
reported to the Company at the current year end	360

Deduct differences:
Estimated salvage and subrogation recoveries recorded on
a cash basis for SAP and on an accrual basis for GAAP	(5,700)

Liability reported on a GAAP basis	$344,520

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end 2000 through 2010, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2010.  For example, the 2000 liability has developed an $11.0 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2009 have produced redundancies as of December 31, 2010.  In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically.  Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2010 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2010, the Company had paid $84.6 million of losses and LAE that had been incurred, but not paid, as of December 31, 2000; thus an estimated $24.3 million (22%) of losses incurred through 2000 remain unpaid as of the current financial statement date ($108.9 million incurred less $84.6 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby many claims do not settle for more than ten years.

In evaluating this information, it is important to note that the method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2005, but incurred in 2002, will be included in the cumulative development amount for each of the years-end 2002, 2003, and 2004.  As such, this table does not present accident or policy year development data which readers may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date.  It is important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2000 through December 31, 2009, as of December 31, 2010, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

Environmental Matters:

Given the Company's principal business is insuring fleet transportation companies, on occasion claims involving a trucking accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported and fully resolved within a short period of time.

However, the Company has received a few environmental claims that did not result from a "sudden and accidental" event.  Most of these claims were made under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste.  Although the Company had pollution exclusions in its policies during that period, the courts have, at times, refused to recognize such exclusions in environmental cases.

In general, establishing reserves for environmental claims, other than those associated with “sudden and accidental” losses, is subject to uncertainties that are greater than those represented by other types of claims.  Factors contributing to those uncertainties include a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability.  Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether cleanup costs represent insured property damage.

However, as previously noted, very few environmental claims have been reported to the Company.  In addition, a review of the businesses of our past and current insureds indicates that exposure to further claims of an environmental nature is limited because the vast majority of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances.  Also, the revision of the pollution exclusion in the Company's policies since 1986 has, and is expected to, further limit exposure to claims from that point forward.

The Company has never been presented with an environmental claim relating to asbestos and, based on the types of business the Company has insured over the years, it is not expected that the Company will have any significant asbestos exposure.

The Company's reserves for unpaid losses and loss expenses at December 31, 2010 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2010.

Space intentionally left blank

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$119,905	$137,406	$144,267	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629

Liability Reestimated
as of:
One Year Later	119,018	127,398	130,681	147,468	193,445	225,183	228,211	227,423	222,049	194,430
Two Years Later	112,558	118,055	125,731	142,771	180,455	209,774	207,818	216,730	208,702
Three Years Later	103,251	118,712	124,693	137,502	171,332	200,955	199,503	206,445
Four Years Later	105,508	119,925	124,714	134,661	171,225	198,376	192,678
Five Years Later	106,757	120,757	124,507	135,418	171,005	191,846
Six Years Later	107,364	121,406	124,609	136,623	167,590
Seven Years Later	108,040	121,599	124,606	135,415
Eight Years Later	107,921	121,409	124,809
Nine Years Later	107,893	122,274
Ten Years Later	108,892

Cumulative Redundancy	$11,013	$15,132	$19,458	$27,009	$39,547	$50,284	$56,817	$38,055	$22,931	$8,823

Cumulative Amount of
Liability Paid Through:
One Year Later	$31,132	$30,249	$39,956	$38,234	$60,343	$59,581	$58,956	$76,970	$84,777	$74,182
Two Years Later	47,060	55,724	57,522	62,380	84,265	94,947	100,990	124,870	120,628
Three Years Later	58,618	64,489	69,959	74,198	102,692	117,522	127,011	145,857
Four Years Later	64,574	71,038	76,408	82,479	116,198	136,652	143,612
Five Years Later	69,316	75,878	81,121	91,607	124,176	148,039
Six Years Later	72,751	79,668	85,064	96,009	128,592
Seven Years Later	76,126	83,405	88,239	99,410
Eight Years Later	79,408	86,465	91,379
Nine Years Later	82,431	89,374
Ten Years Later	84,573

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$182,124	$246,816	$277,309	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520

Liability Reestimated as of
December 31, 2010	214,125	260,848	291,461	314,229	358,034	319,626	292,149	303,195	308,417	305,437

Cumulative (Deficiency) Redundancy	(32,001)	(14,032)	(14,152)	28,220	82,138	110,647	117,263	75,421	81,141	53,593

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	62,219	109,410	133,042	180,025	233,035	188,143	159,917	134,116	157,925	155,777	125,891

Liability Reestimated as of
December 31, 2010	105,233	138,574	166,652	178,814	190,444	127,780	99,471	96,750	99,715	111,007

Cumulative (Deficiency) Redundancy	(43,014)	(29,164)	(33,610)	1,211	42,591	60,363	60,446	37,366	58,210	44,770

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	119,905	137,406	144,267	162,424	207,137	242,130	249,495	244,500	231,633	203,253	218,629

Liability Reestimated as of
December 31, 2010	108,892	122,274	124,809	135,415	167,590	191,846	192,678	206,445	208,702	194,430

Cumulative Redundancy	11,013	15,132	19,458	27,009	39,547	50,284	56,817	38,055	22,931	8,823

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its largest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  The Company also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractors who are fleet owners.  In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance.  More recently, the Company has expanded its fleet transportation offerings to include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2010, fleet transportation products generated approximately 63% of direct premium written and assumed for the Company.

Since 1992, the Company has accepted reinsurance cessions and retrocessions, principally for catastrophe exposures, from selected insurers and reinsurers.  The Company is committed to participation in this market, although participation levels depend on the adequacy of pricing, which can vary widely from time to time.  In determining the volume of catastrophe reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML), generally defined as a 1-in-250 year event (.4% probability of occurrence based on sophisticated modeling programs), within a given geographic area.  As retrocessions are considered, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits.  As of December 31, 2010, the Company’s estimate of its largest zonal exposure to a PML from a single event is approximately 14% of consolidated surplus before state and federal tax credits and reinstatement premiums which would reduce the impact to approximately 8% of surplus.

Since 1995, the Company has sold private passenger automobile insurance.  This program is currently being marketed in thirty mid-western and southern states through independent agents.  Sagamore utilizes state-of-the-art technology extensively in marketing its private passenger automobile insurance products in order to provide superior service to its agents and insureds.

Beginning in the second quarter of 2009, the Company began underwriting a limited program of commercial property and business owners’ liability policies in the state of Florida, utilizing its excess and surplus lines authority and the services of a managing general agency.

Beginning in the first quarter of 2010, the Company began underwriting miscellaneous professional liability coverages through wholesale agents and brokers on both an admitted and surplus lines basis.  The distribution platform for this product was expanded to include limited programs with a managing general agent as well as retail agents.

Investments

The Company’s investment portfolio is essentially divided between (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds.  In general, funds invested in fixed maturity and short-term securities are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds to achieve higher long-term returns.  The following discussion will concentrate on the different investment strategies for these two major categories.

At December 31, 2010 the financial statement value of the Company's investment portfolio was approximately $635 million, including $41 million of money market funds classified as cash equivalents.  The adjusted cost of the portfolio was $583 million with the $52 million difference representing unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2010	2009

Obligations of states and political subdivisions	33.0%	31.9%
Corporate securities	14.3	12.4
U.S. government obligations	10.8	9.5
Short-term and money markets	7.8	15.1
Residential mortgage-backed securities	6.3	8.4
Foreign government obligations	3.4	1.3
Commercial mortgage-backed securities	2.5	1.0
Government sponsored entities	0.5	1.0
Total fixed maturities	78.6	80.6
Equity securities	8.1	7.3
Limited partnerships (equity basis)	13.3	12.1
	100.0%	100.0%

Fixed Maturity and Short-Term Investments
Fixed maturity and short-term securities comprised 72.6% of the market value of the Company’s total invested assets at December 31, 2010.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer (non-index fund) was $5.7 million (1.0% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company’s fixed maturity portfolio has a very short duration and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2010, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 169% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

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

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2010.  Note that the expected average maturity of the portfolio is less than the average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2010	2009
Less than one year	41.2%	55.6%
1 to 5 years	41.6	29.4
5 to 10 years	4.2	3.4
More than 10 years	13.0	11.6
	100.0%	100.0%

Average life of portfolio (years)	4.5	3.8

Approximately $36.2 million of fixed maturity investments (5.7% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 57 investments including catastrophe bonds.

The market value of the consolidated fixed maturity portfolio was $3.0 million greater than cost at December 31, 2010, before income taxes, which compares to a $4.7 million unrealized gain at December 31, 2009.  Each individual issue with a market value less than cost at year end was determined to result from interest rate increases and not from credit quality. The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance issued in April 2009. As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  There was no net effect of other-than-temporary impairment adjustments to fixed maturity securities for the year.  In 2009, the net effect of other-than-temporary impairment adjustments to fixed maturity securities, including recovery of prior write downs upon sale or disposal, which added to investment gains, was $3.9 million.  The current net unrealized gain consists of $4.7 million of gross unrealized gains and $1.7 million of gross unrealized losses.

Equity Securities
Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 15.1% of the market value of the consolidated investment portfolio at December 31, 2010, but only 8.1% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 100 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $3.6 million at December 31, 2010 (.6% of total investments).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $41.6 million pre-tax unrealized gain at the current year end using original cost and over $49.2 million using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover is very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  During 2010, the Company disposed of equity securities which were considered to have less than average near term potential for improvement.  These sales generated both gains and losses but netted to a realized gain of $5.5 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $1.6 million for the year before taxes.  The reclassification of unrealized losses to realized occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio increased to $49.2 million, before tax at December 31, 2010 from $44.3 million last year end reflecting a continued recovery of equity markets in 2010.  The current net unrealized gain consists of $49.5 million of gross unrealized gains and $.3 million of gross unrealized losses.

Limited Partnerships
For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development and small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2010, the aggregate original investment in the limited partnerships was $30.7 million and the aggregate market value was $77.4 million.

As a group, these investments experienced fair value increases during 2010, with the aggregate of the Company’s share of such gains reported by the limited partnerships totaling approximately $8.2 million.  The current year limited partnership value increase is composed of estimated realized income of $6.8 million and an increase in estimated unrealized gains of $1.4 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $30.3 million and estimated unrealized gains of $16.4 million.

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

Investment Yields
The interest rate environment continued to decline during 2010, particularly for bonds and short term investments.  As a result, pre-tax net investment income decreased $2.6 million, or 19% and after tax income decreased $3.1 million, or 26% during 2010.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2010	2009
Before federal tax:
Investment income	2.6%	3.3%
Investment income plus investment gains (losses)	5.8	9.6

After federal tax:
Investment income	2.0	2.7
Investment income plus investment gains (losses)	4.0	6.8

Readers are also directed to the Results of Operations beginning on page 24 of this document for additional details of investment operations.

Regulatory Framework
The Company’s businesses are currently subject to insurance industry regulation by each of the fifty states in which the Company’s subsidiaries are licensed.  In addition, minor portions of the Company’s business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  There can be no assurance that, in response to current economic conditions, laws and regulations will not be changed in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government has undertaken a substantial review and revision of the regulation and supervision of financial institutions, including insurance companies as well as tax laws and regulation, which could impact the Company’s operations and performance.  While it is currently expected that federal government regulation will be focused on the largest financial companies, additional regulations are expected to increase the cost of compliance to the Company.  Further, while management is not aware of any significant pending changes, the Company is also subject to regulatory risks from changes to state and federal tax laws that may affect the treatment of insurance related deductions or income recognition.

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company’s ability to generate income from its insurance company operations.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has consistently maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business and therefore having a detrimental effect on the Company.  Also, the ability for the Company’s insurance subsidiaries to increase insurance rates is heavily regulated for significant portions of the Company’s business and such rate increases can be delayed for substantial periods by regulators.

Employees
As of December 31, 2010, the Company had 299 employees, representing a decrease of 2 employees from the prior year end.

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

•
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. While the company has not experienced any significant reinsurance losses for almost twenty five years, certain of our historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies.  If we are not able to collect the amounts due to us from reinsurers, the resultant credit losses could materially adversely affect our results of operations, equity, business and insurer financial strength.

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

•
The Company derives a significant percentage of its direct premium volume from FedEx Ground Systems, Inc (“FedEx Ground”) and certain of its subsidiaries and related entities, and from insurance coverage provided to independent service providers under contract with FedEx Ground.  While the loss of this major customer could severely reduce the Company’s revenue and earnings potential, insurance programs provided to FedEx Ground and programs provided to the independent service providers under contract with FedEx Ground are not necessarily dependent upon to one another and, therefore, could be viewed as separate entities.

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

•
Given the Company’s significant interest-bearing investment portfolio, a drop in interest rates would likely have an adverse impact on the Company’s earnings and financial position.  Conversely, an increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio.  The functioning of the fixed income markets, the values of the investments the Company holds and the Company’s ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in the Company’s portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact the Company’s ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation.  If the fixed-income portfolio were to suffer a decrease in value to a substantial degree, the Company’s liquidity, financial position, and financial results could be materially adversely affected.  Under these circumstances, the Company’s income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company’s results of operations, equity, business and insurer financial strength.

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

As of December 31, 2010, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2010 and 2009, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2010:
Fourth Quarter	$23.96	$20.11	$25.68	$22.80	$1.25
Third Quarter	24.49	20.00	25.65	20.63	.25
Second Quarter	25.75	19.71	26.35	20.00	.25
First Quarter	26.52	20.88	26.64	22.42	.50

2009:
Fourth Quarter	24.38	21.10	24.98	21.38	.25
Third Quarter	22.70	17.32	24.39	19.19	.25
Second Quarter	20.69	17.25	21.52	17.76	.25
First Quarter	18.00	15.40	20.76	14.28	.25

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

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2005, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

Total Return Performance
Index Value
150
125
100
75
50
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Baldwin & Lyons, Inc.
NASDAQ Insurance Index
Russell 2000

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Baldwin & Lyons, Inc.	100.00	116.15	132.61	92.13	131.20	137.37
NASDAQ Insurance Index	100.00	113.85	114.83	103.81	107.23	126.67
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$295,802	$250,159	$221,942	$207,367	$197,064

Net premiums earned	214,738	181,300	182,299	179,065	169,766

Net investment income	11,335	13,971	17,063	19,595	19,548

Net gains (losses) on investments	16,485	30,816	(47,750)	40,096	17,064

Losses and loss expenses incurred	145,952	99,351	115,752	107,781	112,604

Net income (loss)	25,015	44,802	(7,713)	55,131	38,185

Earnings per share -- net income (loss) 1	1.69	3.04	(.51)	3.63	2.54

Cash dividends per share 2	2.25	1.00	1.00	1.65	2.55

Investment portfolio 3	635,174	622,085	545,491	650,538	626,753

Total assets	837,946	851,315	777,743	842,833	853,719

Shareholders' equity	368,735	372,943	330,067	380,718	357,627

Cost of treasury shares purchased	-	880	8,908	-	401

Book value per share 1	24.90	25.31	22.32	24.98	23.60

Underwriting ratios 4

Losses and loss expenses	68.0%	54.8%	63.5%	60.2%	66.3%

Underwriting expenses	31.0%	35.8%	30.9%	30.9%	26.6%

Combined	99.0%	90.6%	94.4%	91.1%	92.9%

1   Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.
2   Inclues extra dividends of $1.25, $.65, and $1.70 for 2010, 2007, and 2006, respectively.
3   Inclues money market instruments classified with cash in the Consolidated Balance Sheets.
4   Data is for all coverages combined, does not include fee income and is presented based upon U.S. generally accepted accounting principles.

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2010, cash flow from operations totaled $49.5 million compared to $30.7 million in 2009.  This comparative increase in operating cash flow resulted from increases in gross premiums and, to a lesser extent, decreases in losses paid in 2010, as well as the timing of premiums ceded to reinsurers.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity.  As flat yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company’s bond and short-term investment portfolio increased from 3.8 to 4.5 years during 2010.  The average duration of the Company’s fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2010 included $45.6 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $140.0 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s insurance subsidiaries for 2010 equaled approximately 46% of the combined statutory surplus of these subsidiaries.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2010, $74.8 million, or 20% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $20 million unsecured line of credit and has $15.0 million of drawings outstanding on this line at December 31, 2010, the proceeds of which were used principally for treasury stock repurchases and extra dividend payments.

Results of Operations

2010 Compared to 2009

Direct premiums written for 2010 totaled $249.7 million, an increase of $40.6 million (19%) from 2009.  The increase is primarily attributable to $25.2 million (16%) in premiums generated by fleet transportation products and $12.7 million (67%) in premiums generated by new product lines including commercial property and business owners’ liability business.  Premiums ceded to reinsurers on direct business increased $17.3 million (29%) during 2010 to $75.9 million as the consolidated percentage of premiums ceded to direct premiums written increased to 30.4% for 2010 from 28.0 % for 2009.  This increase is reflective of overall product expansion within fleet transportation business, increased use of reinsurance for certain products and the Company's expansion into commercial property and business owners’ liability business.

Written premiums assumed from other insurers and reinsurers totaled $46.1 million during 2010, an increase of $5.1 million (12%) from 2009.  The increase reflects the Company’s launch of a professional liability assumed business.  Premium ceded related to the reinsurance assumed business declined from 4% in 2009 to 3% in 2010 reflecting slightly better pricing for the coverage.

After giving effect to changes in unearned premiums, net premiums earned totaled $214.7 million for 2010 compared to $181.3 million for 2009.  These changes are in line with expectations and result from product expansion and continuing marketing efforts in the Property and Casualty Insurance segment and from program changes, effective January 1, 2010, in the Reinsurance segment including the introduction of professional liability reinsurance.

Pre-tax investment income of $11.3 million reflects a decrease during 2010 compared to 2009 as pre-tax yields were down 21% on average reflecting continuing depressed worldwide available rates, principally on short-term investments.  After tax investment income decreased by 26% during 2010, compared to the prior year.

Net gains on investments, before taxes, totaled $16.5 million in 2010 compared to net gains on investments of $30.8 million last year.  The gains in 2010 are attributable to $8.3 million in fixed maturity and equity security net direct trading gains and $8.2 million in limited partnerships net gains.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of earnings in these entities represented a return of 12% for 2010 compared to a return of 57% for 2009. To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  Recoveries of $1.6 million on previously impaired available-for-sale securities that were sold in 2010 are included in the fixed maturity and equity security net gains stated above.

Losses and loss expenses incurred during 2010 increased $46.6 million (47%) to $146.0 million with the majority of the increase attributable to increases in catastrophe losses, including major earthquakes and windstorms, of $25.2 million with the remainder attributable to increased premium volume.  The 2010 consolidated loss and loss expense ratio was 68.0% compared to 54.8% for 2009.  The Company's loss and loss expense ratios for major product lines are summarized in the following table.

	2010	2009
Fleet transportation	58.8%	56.0%
Private passenger automobile	85.0	70.6
Commercial multiple peril	47.0	63.9
Property reinsurance	94.9	40.9
All lines	68.0	54.8

The fleet transportation loss ratio was impacted by factors such as fluctuations in premium volume, the levels of self-insured retentions and the Company’s higher net retention under reinsurance treaties in recent years allow for more volatility in losses. The increase in the private passenger automobile loss ratio is due primarily to higher current year losses.  The Reinsurance loss ratio was higher in 2010 as the result of increases in catastrophe losses, including major earthquakes and windstorms.

The Company produced an overall savings on the handling of prior year claims during 2010 of $8.8 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $9.6 million savings produced during 2009 on prior year claims. The $6.6 million net savings attributable to direct business was distributed among all of the Company’s products, with the majority attributable to the Company's fleet transportation businesses, and is generally consistent with recent prior years.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2010, before credits for allowances from reinsurers, increased $4.4 million (6%) to $78.8 million.  This increase is due primarily to a $3.9 million increase in commission expense.  The higher commissions reflect expansion of the Company’s distribution channels to additional non-affiliated agents.  Other increases related primarily to investments in the Company’s IT structure in support of existing, new and potential product lines.

Reinsurance ceded credits were $4.7 million (88%) higher in 2010, resulting from the Company ceding a higher percentage of the gross premium to other companies under reinsurance treaties, principally for workers’ compensation coverages.  After consideration of these expense offsets, operating expenses remained flat decreasing $.3 million, or less than 1% from the prior year.

A portion of the Company’s fleet transportation business is produced by direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Instead, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses.  In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 31.0% in 2010 and 35.8% in 2009.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 29.5% for 2010 compared with 34.2% for 2009.

The effective federal tax rate on consolidated income for 2010 was 28.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in catastrophic losses and a decline in realized investment gains, the Company experienced net income for 2010 of $25.0 million compared to net income of $44.8 million for 2009.  Diluted earnings per share income of $1.69 were recorded in 2010 compared to $3.04 in 2009.

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

After giving effect to changes in unearned premiums, net premiums earned remained relatively flat at $181.3 million for 2009 compared to $182.3 million for 2008.  Increases in net premiums earned were recorded on the Company’s reinsurance business ($5.1 million or 14.4%) and private passenger automobile business ($1.8 million or 8.2%).  The new commercial property and business owners’ liability business generated $2.8 million in net premium earned.  These increases were offset by a $10.7 million (8.6%) decrease in net premium earned on fleet transportation products as higher reinsurance ceded reduced level gross premium writings within the fleet transportation products, as noted above.

Pre-tax investment income of $14.0 million reflects a decrease during 2009 compared to 2008 as pre-tax yields were down 11% on average reflecting worldwide lower available rates, principally on short-term investments.  After tax investment income decreased by 20% during 2009, compared to the prior year.

Net gains on investments, before taxes, totaled $30.8 million in 2009 compared to a net loss on investments of $47.7 million in 2008.  The gains in 2009 are attributable to $5.2 million in fixed maturity and equity security net direct trading gains and $25.6 million in limited partnerships net gains.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of earnings in these entities represented a positive return of 57% for 2009 versus a negative return of 43% for 2008. To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  Adjustments attributable to "other-than-temporary impairment" of $2.5 million in recoveries during 2009 increased fixed maturity and equity security net gains as stated above.

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

Approximately 76% of the Company’s assets are composed of investments at December 31, 2010.  Approximately 88% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 12% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the fair values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While the majority of the underlying assets at December 31, 2010 are publicly-traded securities, some have been valued by the respective partnerships using their experience and judgment.

Under FASB guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).

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

It is important to note that all investments included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold.  At December 31, 2010, unrealized gains include $9.5 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $7.6 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2010, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2010, the total gross unrealized loss included in the Company’s investment portfolio was approximately $2.1 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2010, there would have been no impact on total shareholders’ equity or book value since the decline in value of these securities was already recognized as a reduction to shareholders’ equity at December 31, 2010.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2010	2009	2008
Premium ceded (reduction to premium earned)	$73,119	$60,818	$46,514
Losses ceded (reduction to losses incurred)	17,581	22,025	53,398
Commissions from reinsurers (reduction to operating expenses)	10,081	5,352	3,084

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 2.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 15% of total Company assets as of December 31, 2010.  In order to be able to provide the high limits required by the Company’s fleet transportation company insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for fleet transportation liability and workers’ compensation provide more variability in the estimation process than lines of business with lower coverage limits.

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

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2010 and 2009 (dollars in thousands).

	Direct and Assumed		Net
Line of Business (Segment)	2010	2009	2010	2009

Property and casualty insurance	$291,532	$319,531	$165,640	$163,753
Reinsurance assumed	48,153	34,814	48,153	34,814
Involuntary residual markets	4,836	4,686	4,836	4,686

	$344,520	$359,031	$218,629	$203,253

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples.  Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a “bulk” basis.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and review of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims.  The Company’s claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company’s methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting.

A detailed analysis and discussion for each of the above basic reserve categories follows.

Reserves for known losses (Case reserves)
The Company’s reserves for known claims are determined on an individual case basis and can range from the routine private passenger “fender bender” valued at a few hundred dollars to the very complex long-haul trucking claim involving multiple vehicles, severe injuries and extensive property damage costing several millions of dollars to settle.  Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a “case” reserve, appropriate for the individual loss occurrence, is established.  For very routine “short-tail” claims such as private passenger physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends.  As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim.  For more complex claims which can tend toward being “long-tail” in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established.  Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards in addition to the factual information to determine the value of each claim.  Each claim is continually monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

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

For the Company’s fleet transportation risks, which are covered by annually-changing reinsurance agreements and which contain wide-ranging self-insured retentions (“SIR”) as low as $25,000 per loss occurrence and as high as several million dollars per occurrence, traditional actuarial methods are supplemented by other methods in consideration of the Company’s exposures to loss.  In situations where the Company’s reinsurance structure, the insured’s SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from our databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review.  Management relies on its extensive historical pricing and loss history databases to produce reserve factors unique to this specialty business.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims.  As previously noted, our claims range widely in scope and complexity.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimations, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

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

•
Expected loss ratios for the current book of business, particularly the Company’s fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  The majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to the fleet transportation product.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s fleet transportation products for policies subject to certain recent major reinsurance treaties (approximately $80.7 million, or approximately 28% of carried direct reserves for directly produced property and casualty business).

A 10 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2010 would increase or decrease gross loss reserves by approximately $25.9 million.  On a net basis, a 10 percentage point increase in loss ratio would increase net loss reserves by approximately $11.5 million whereas a 10 percentage point decrease would decrease net loss reserves by approximately $13.0 million.  Similarly, a 20 percentage point increase would increase gross loss reserves by approximately $51.8 million whereas a decrease would decrease gross loss reserves by approximately $48.1 million.  On a net basis, a 20 percentage point increase in loss ratio would increase net loss reserves by approximately $21.2 million whereas a 20 percentage point decrease would decrease net loss reserves by approximately $24.6 million with the lower impact from loss ratio increases attributable to minimum and maximum premium rate factors included in the various reinsurance contracts.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31, 2010 and 2009 consisted of (dollars in thousands):

	2010	2009
Total deferred tax liabilities	$29,466	$27,249
Total deferred tax assets	22,694	22,205
Net deferred tax liabilities	$(6,772)	$(5,044)

Deferred tax assets at December 31, 2010, include approximately $14.8 million related to loss and loss expense reserves of which, $8.8 million relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not reverse to a material degree in the foreseeable future.  An additional $2.7 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $2.3 and $1.3 million of deferred tax assets, respectively.  The balance of deferred tax assets, approximately $1.6 million, consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2010.

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

The most significant of the three identified market risks relates to prices in the equities market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2010 was $96.7 million or approximately 15% of invested assets.  This market valuation includes $49.2 million of appreciation over the cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

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

The Company's fixed maturity portfolio totaled $415.6 million at December 31, 2010.  Approximately 62% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  83% of the portfolio matures within 5 years; and the average life of the Company's fixed maturity investments is approximately 4.5 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations.

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

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2010:
U.S. government obligations	$62,998	$(911)	$-
Government sponsored entities	3,324	(55)	-
Residential mortgage-backed securities	37,101	(855)	-
Commercial mortgage-backed securities	14,714	(339)	-
Obligations of states and
political subdivisions	192,706	(3,563)	-
Corporate securities	84,417	(1,889)	-
Foreign government obligations	20,294	(603)	-
Total fixed maturities	415,554	(8,215)	-
Equity securities:
Financial institutions	11,477	-	(1,148)
Industrial & Miscellaneous	85,180	-	(8,518)
Total equity securities	96,657	-	(9,666)
Limited partnerships	77,352	-	(9,621)
Short-term	4,225	-	-
Total fixed maturities and other investments	$593,788	$(8,215)	$(19,287)

2009:
U.S. government obligations	$54,632	$(929)	$-
Government sponsored entities	5,883	(113)	-
Residential mortgage-backed securities	48,377	(1,135)
Commercial mortgage-backed securities	5,652	(133)	-
Obligations of states and
political subdivisions	185,469	(2,848)	-
Corporate securities	72,185	(1,804)	-
Foreign government obligations	7,724	(131)	-
Total fixed maturities	379,922	(7,093)	-
Equity securities:		-
Financial institutions	10,584	-	(1,059)
Industrial & Miscellaneous	75,302	-	(7,531)
Total equity securities	85,886	-	(8,590)
Limited partnerships	69,436	-	(9,040)
Short-term	3,703	-	-
Total fixed maturities and other investments	$538,947	$(7,093)	$(17,630)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2010:
U.S. government obligations	$62,998	$(1,358)	$-
Government sponsored entities	3,324	(82)	-
Residential mortgage-backed securities	37,101	(1,259)	-
Commercial mortgage-backed securities	14,714	(499)	-
Obligations of states and
political subdivisions	192,706	(5,228)	-
Corporate securities	84,417	(2,825)	-
Foreign government obligations	20,294	(894)	-
Total fixed maturities	415,554	(12,145)	-
Equity securities:
Financial institutions	11,477	-	(1,722)
Industrial & Miscellaneous	85,180	-	(12,777)
Total equity securities	96,657	-	(14,499)
Limited partnerships	77,352	-	(14,431)
Short-term	4,225	-	-
Total fixed maturities and other investments	$593,788	$(12,145)	$(28,930)

2009:
U.S. government obligations	$54,632	$(1,384)	$-
Government sponsored entities	5,883	(168)	-
Residential mortgage-backed securities	48,377	(1,680)	-
Commercial mortgage-backed securities	5,652	(196)	-
Obligations of states and
political subdivisions	185,469	(3,948)	-
Corporate securities	72,185	(2,670)	-
Foreign government obligations	7,724	(195)	-
Total fixed maturities	379,922	(10,241)	-
Equity securities:
Financial institutions	10,584	-	(1,588)
Industrial & Miscellaneous	75,302	-	(11,296)
Total equity securities	85,886	-	(12,884)
Limited partnerships	69,436	-	(13,560)
Short-term	3,703	-	-
Total fixed maturities and other investments	$538,947	$(10,241)	$(26,444)

The Company's exposure to foreign currency risk is not material.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2010.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$344.5	$112.7	$97.8	$41.0	$93.0

Investment commitments	1.2	1.2	-	-	-

Operating leases	4.1	1.5	2.6	-	-

Borrowings	15.0	15.0	-	-	-

Total	$364.8	$130.4	$100.4	$41.0	$93.0

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table.  Timing of the collection of the related reinsurance recoverable, estimated to be $127.2 million at December 31, 2010, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2010.

Borrowings are made under a line of credit with a current expiration of June 23, 2011; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2010

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 11, 2011

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2010	2009
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$415,554	$379,922
Equity securities	96,657	85,886
Limited partnerships	77,352	69,436
Short-term and other	4,225	3,703
	593,788	538,947

Cash and cash equivalents	38,223	79,504
Accounts receivable--less allowance (2010, $621; 2009, $566)	42,953	32,535
Accrued investment income	4,046	3,786
Reinsurance recoverable	127,228	155,451
Prepaid reinsurance premiums	3,199	10,651
Deferred policy acquisition costs	4,826	4,905
Property and equipment--less accumulated depreciation
(2010, 11,685; 2009, $9,551	13,869	13,332
Notes receivable from employees	1,414	2,054
Other assets	8,400	10,150
	$837,946	$851,315

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$344,520	$359,031
Unearned premiums	29,819	25,912
	374,339	384,943

Reinsurance payable	28,986	21,705
Short-term borrowings	15,000	10,000
Accounts payable and other liabilities	37,455	50,173
Current federal income taxes	6,659	6,507
Deferred federal income taxes	6,772	5,044
	469,211	478,372
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2010, 2,623,109; 2009, 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2010, 12,187,009; 2009, 12,109,878 shares	520	517
Additional paid-in capital	47,874	46,337
Unrealized net gains on investments	33,894	31,886
Retained earnings	286,335	294,091
	368,735	372,943
	$837,946	$851,315

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2010	2009	2008
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$214,738	$181,300		$182,299
Net investment income	11,335	13,971		17,063
Commissions and other income	6,911	6,562		5,317
Net realized gains (losses) on investments, excluding
impairment losses	16,527	33,662		(35,868)
Total other-than-temporary impairment losses on investments	(42)	(2,846)		(11,881)
Net realized gains (losses) on investments	16,485	30,816		(47,749)
	249,469	232,649		156,930
Expenses:
Losses and loss expenses incurred	145,952	99,351		115,752
Other operating expenses	68,704	69,032		58,577
	214,656	168,383		174,329
Income (loss) before federal income taxes	34,813	64,266		(17,399)

Federal income taxes (benefits)	9,798	19,464		(9,686)
Net income (loss)	$25,015	$44,802		$(7,713)

Per share data:
Diluted earnings	$1.69	$3.04	$	( .51)

Basic earnings	$1.69	$3.04	$	( .51)

Cash dividends paid	$2.25	$1.00		$1.00

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2010	2009	2008
	(dollars in thousands)

Shareholders' equity at beginning of year	$372,943	$330,067	$380,718
Comprehensive income:
Net income (loss)	25,015	44,802	(7,713)
Change in unrealized gains (losses) on investments	2,008	12,476	(17,466)
Foreign exchange adjustment	441	1,001	(1,468)
Total comprehensive income (loss)	27,464	58,279	(26,647)

Other changes affecting shareholders' equity:
Cash dividends paid to shareholders	(33,212)	(14,744)	(15,096)
Issuance of common stock	1,540	221	-
Cost of treasury shares in excess of original issue proceeds	-	(880)	(8,908)
Total other changes	(31,672)	(15,403)	(24,004)
Total changes	(4,208)	42,876	(50,651)

Shareholders' equity at end of year:	$368,735	$372,943	$330,067

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2010	2009	2008
	(dollars in thousands)
Operating activities
Net income (loss)	$25,015	$44,802	$(7,713)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	(6,511)	5,066	(165)
Change in accrued investment income	(260)	1,233	(257)
Change in reinsurance recoverable on paid losses	(1,787)	2,577	(3,453)
Change in losses and loss expenses reserves net of reinsurance	15,499	(28,569)	(12,786)
Change in other assets, other liabilities and current income taxes	24,984	21,324	(18,543)
Amortization of net policy acquisition costs	23,967	23,475	20,353
Net policy acquisition costs deferred	(23,888)	(26,054)	(19,485)
Provision for deferred income taxes	46	9,561	(14,129)
Bond amortization	4,211	3,643	3,427
(Gain) loss on sale of property	5	14	(17)
Depreciation	4,013	3,355	2,976
Net realized (gains) losses on investments	(16,485)	(30,816)	47,749
Compensation expense related to restrict stock	674	1,085	-
Net cash provided by operating activities	49,483	30,696	(2,043)

Investing activities
Purchases of fixed maturities and equity securities	(346,435)	(220,769)	(276,737)
Purchases of limited partnership interests	(7)	(7)	(16,199)
Distributions from limited partnerships	297	1,022	3,657
Proceeds from maturities	166,307	105,336	31,623
Proceeds from sales of fixed maturities	105,206	121,722	161,814
Proceeds from sales of equity securities	15,743	13,328	45,813
Net sales (purchases) of short-term investments	(160)	30,118	10,972
Purchase of subsidiary	-	-	(2,661)
Decrease in principal of notes receivable from employees	611	143	29
Purchases of property and equipment	(4,767)	(5,307)	(5,348)
Proceeds from disposals of property and equipment	212	188	72
Net cash provided by (used in) investing activities	(62,993)	45,774	(46,965)

Financing activities
Dividends paid to shareholders	(33,212)	(14,744)	(15,096)
Drawings on line of credit	8,000	11,000	9,000
Repayment on line of credit	(3,000)	(10,000)	-
Cost of treasury shares	-	(880)	(8,908)
Net cash used in financing activities	(28,212)	(14,624)	(15,004)

Effect of foreign exchange rates on cash and cash equivalents	441	1,001	(1,468)

Increase (decrease) in cash and cash equivalents	(41,281)	62,847	(65,480)
Cash and cash equivalents at beginning of year	79,504	16,657	82,137
Cash and cash equivalents at end of year	$38,223	$79,504	$16,657

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

In accordance with the Financial Accounting Standard Board’s (“FASB”) other than temporary impairment (“OTTI”) guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).  Furthermore, unrealized losses caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the appropriate effective interest rate.

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders’ equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, subject to an evaluation as to possible future recovery, and the

Note A - Significant Accounting Policies (continued)

Company’s intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.    Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s quantitative criteria defined above.

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

The Company accounts for foreign and domestic reinsurance using the periodic method.  Under the periodic method, premiums are recognized as revenue ratably over the contract term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

Note A - Significant Accounting Policies (continued)

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

Restricted Stock:  Restricted shares vest ratably over the vesting period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock is valued based on the closing price of the stock on the day the award is granted. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Earnings Per Share:  Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of restricted stock awards outstanding.  Basic earnings per share are presented exclusive of the effect of share-based awards outstanding.

Comprehensive Income: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders’ equity.  Foreign exchange adjustments are generally not material and the Company has no defined benefit pension plan. A reclassification adjustment to other comprehensive income is made for gains during the period included in net income.

Fair Value Measurements: In January 2010, the FASB issued revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of the guidance, effective January 1, 2011, will have any impact on the consolidated financial position or results of operations.

Pending Accounting Standards: In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of the guidance, effective January 1, 2012, will have on the consolidated financial statements.

Reclassification:  Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments
The following is a summary of available-for-sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2010:
U.S. government obligations	$62,998	$62,882	$150	$(34)	$116
Government sponsored entities	3,324	3,325	7	(8)	(1)
Residential mortgage-backed securities	37,101	36,513	847	(259)	588
Commercial mortgage-backed securities	14,714	14,417	405	(108)	297
Obligations of states and
political subdivisions	192,706	192,236	1,006	(536)	470
Corporate securities	84,417	83,121	1,931	(635)	1,296
Foreign government obligations	20,294	20,095	354	(155)	199
Total fixed maturities	415,554	412,589	4,700	(1,735)	2,965
Equity securities:
Financial institutions	11,477	4,945	6,559	(27)	6,532
Industrial & Miscellaneous	85,180	42,532	42,947	(299)	42,648
Total equity securities	96,657	47,477	49,506	(326)	49,180
Total available-for-sale securities	$512,211	$460,066	$54,206	$(2,061)	52,145

			Applicable federal income taxes		(18,251)

			Net unrealized gains - net of tax		$33,894

2009:
U.S. government obligations	$54,632	$54,615	$86	$(69)	$17
Government sponsored entities	5,883	5,825	72	(14)	58
Residential mortgage-backed securities	48,377	48,068	572	(263)	309
Commercial mortgage-backed securities	5,652	5,655	-	(3)	(3)
Obligations of states and
political subdivisions	185,469	182,536	2,940	(7)	2,933
Corporate securities	72,185	70,791	1,572	(178)	1,394
Foreign government obligations	7,724	7,695	29	-	29
Total fixed maturities	379,922	375,185	5,271	(534)	4,737
Equity securities:
Financial institutions	10,584	4,919	5,787	(122)	5,665
Industrial & Miscellaneous	75,302	36,649	38,849	(196)	38,653
Total equity securities	85,886	41,568	44,636	(318)	44,318
Total available-for-sale securities	$465,808	$416,753	$49,907	$(852)	49,055

			Applicable federal income taxes		(17,169)

			Net unrealized gains - net of tax		$31,886

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2010			2009
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	214	$152,505	$(1,525)	109	$70,568	$(411)
Greater than 12 months	16	5,460	(210)	4	6,220	(123)
Total fixed maturities	230	157,965	(1,735)	113	76,788	(534)
Equity securities:
12 months or less	3	1,676	(66)	21	2,032	(147)
Greater than 12 months	7	2,394	(260)	8	2,913	(171)
Total equity securities	10	4,070	(326)	29	4,945	(318)
Total	240	$162,035	$(2,061)	142	$81,733	$(852)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by recent financial market turmoil.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2010 is approximately 1% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2010.

The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2010, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$141,965	34.2%	$141,752	34.4%
Excess of one year to five years	192,242	46.3	190,592	46.2
Excess of five years to ten years	17,354	4.2	16,978	4.1
Excess of ten years	12,178	2.8	12,337	2.9
Total maturities	363,739	87.5	361,659	87.6
Mortgage-backed securities	51,815	12.5	50,930	12.4
	$415,554	100.0%	$412,589	100.0%

Major categories of investment income for the years ended December 31 are summarized as follows:

		2010	2009	2008
Fixed maturities		$11,838	$14,151	$14,417
Equity securities		1,433	1,327	1,712
Money market funds		39	162	1,332
Short-term and other		32	328	1,649
		13,342	15,968	19,110
Investment expenses		(2,007)	(1,997)	(2,047)
	Net investment income	$11,335	$13,971	$17,063

Note B – Investments (continued)

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2010	2009	2008
Fixed maturities:
Gross gains	$4,005	$8,646	$3,333
Gross losses	(1,215)	(1,505)	(6,806)
Net gains (losses)	2,790	7,141	(3,473)

Equity securities:
Gross gains	7,447	1,533	4,463
Gross losses	(1,958)	(3,426)	(12,943)
Net gains (losses)	5,489	(1,893)	(8,480)

Limited partnerships - net gain (loss)	8,206	25,568	(33,562)

Other - net gain (loss)	-	-	(2,234)

Total net gains (losses)	$16,485	$30,816	$(47,749)

Shareholders' equity includes approximately $30,000, net of deferred federal income taxes, of earnings yet undistributed by limited partnerships as of December 31, 2010.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 and is summarized as follows:

	2010	2009	2008

Cumulative charges to income at beginning of year	$9,235	$11,698	$2,734
Writedowns based on objective and subjective criteria	42	2,846	11,881
Recovery of prior writedowns upon sale or disposal	(1,673)	(5,309)	(2,917)
Cumulative charges to income at end of year	$7,604	$9,235	$11,698

Net pre-tax realized gain (loss)	$1,631	$2,463	$(8,964)

Addition (reduction) to earnings per share from net
after-tax realized gain (loss)	$.07	$.11	$(.39)

Unrealized gain on investments previously
written down at end of the year - see note below	$9,535	$9,379	$7,211

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $1,200 to various limited partnerships as of December 31, 2010.

Note B – Investments (continued)

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate estimated market value of $55,933 at December 31, 2010, that are managed by organizations in which two directors of the Company are executive officers, directors and owners.  The Company’s ownership interest in these limited partnerships ranges from 3% to 25%.  These limited partnerships added $7,464, $18,591 and ($25,502), net of fees, to investment gains (losses) in 2010, 2009 and 2008, respectively.  During 2010, 2009 and 2008, the Company has recorded management fees of $820, $632 and $781, respectively, and performance-based fees of $687, $1,247 and $0, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are executive officers and owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $1,887 and $19,378, respectively, at December 31, 2010.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and net fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $155, $173 and $171 during 2010, 2009 and 2008, respectively.

The Company’s limited partnerships include one significant investment which invests in public and private equity markets in India.  This limited partnership investment’s value as of December 31, 2010 and 2009 was $33,197 and $29,676, respectively.  At December 31, 2010, the Company’s estimated ownership interest in this limited partnership investment was less than 4%.  The Company's share of earnings from this limited partnership investment was $3,521, $10,915 and ($25,955) in 2010, 2009 and 2008, respectively.

The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2010	2009
Total assets	$963,207	$914,927
Total partners' capital	895,207	843,633
Net increase in partners' capital resulting from operations	98,279	333,120

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $34,338 at December 31, 2010.

Short-term investments at December 31, 2010 include $4,021 in foreign time certificates of deposit.

The Company’s fixed maturities are over 91% invested in investment grade fixed maturity investments.  The Company has a total of $24,300 (par value), representing 11 different investments, of fixed maturity investments which were originally issued with guarantees by three different third party insurance companies, with the largest exposure to a single investment being $4,000.  The average S&P credit rating of such investments, with consideration of the guarantee, is AA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, is AA.  The Company does not have any direct exposure to any guarantor.

Approximately $36,200 of fixed maturity investments (5.7% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds and have a $784 net unrealized gain position at December 31, 2010.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2010	2009	2008
Reserves at the beginning of the year	$203,253	$231,633	$244,500

Provision for losses and loss expenses:
Claims occurring during the current year	154,775	108,935	132,829
Claims occurring during prior years	(8,823)	(9,584)	(17,077)
Total incurred	145,952	99,351	115,752

Loss and loss expense payments:
Claims occurring during the current year	56,394	41,302	51,649
Claims occurring during prior years	74,182	84,777	76,970
Total paid	130,576	126,079	128,619

Other reserve adjustment	-	(1,652)	-

Reserves at the end of the year	218,629	203,253	231,633

Reinsurance recoverable on unpaid losses at the end of the year	125,891	155,778	157,925
Reserves, gross of reinsurance
recoverable, at the end of the year	$344,520	$359,031	$389,558

The table above shows that a savings of $8,823 was developed during 2010 in the settlement of claims occurring on or before December 31, 2009 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2010	2009	2008

Directly produced property and casualty insurance	$(6,567)	$(13,526)	$(16,872)
Reinsurance assumed	(2,256)	3,942	(205)
Totals	$(8,823)	$(9,584)	$(17,077)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s property reinsurance business are established largely by the ceding reinsurers although the Company may adjust such reserves if management determines that additional reserves are necessary.  Accordingly, the fluctuation in loss developments related to reinsurance assumed will tend to be more pronounced than those experienced on directly produced business which is reserved by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2010 and 2009.

Note C - Loss and Loss Expense Reserves (continued)

The Company has not changed its original estimate for the loss sustained as a result of the terrorist attacks of September 11, 2001.  Therefore, there is no impact on the loss developments shown in the above table except for payments against the original established reserves.  The Company has paid $11,800 to date and carries a remaining reserve of $8,200 at December 31, 2010.

The Company participates in mandatory residual market pools in various states.  The Company records the results from participation in these pools as the information is reported to the Company and also records an additional provision in the financial statements for operating periods unreported by the pools.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2010 and 2009, loss reserves have been reduced by approximately $6,463 and $6,656, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $6,370 and $5,724 at December 31, 2010 and 2009, respectively.

Note D – Reinsurance

The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess of loss and quota share treaties and by facultative placements.  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product line basis.  Certain treaties covering most fleet transportation risks include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  The Company retains a higher percentage of the direct premium in consideration of these deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies for catastrophic property coverages as well as under retrocessions from other reinsurers.  The retrocessions are comprised primarily of catastrophe treaties.  Accordingly, the occurrence of catastrophic events can have a significant impact on the Company's operations.  In addition, the insurance subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have not been material in relation to the Company’s operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2010	2009	2008	2010	2009	2008
Direct	$249,699	$209,129	$182,810	$245,912	$200,341	$188,285
Ceded on direct	(75,907)	(58,643)	(39,828)	(71,869)	(59,330)	(41,214)
Net direct	173,792	150,486	142,982	174,043	141,011	147,071

Assumed	46,103	41,030	39,132	41,945	41,777	40,528
Ceded on assumed	(1,250)	(1,488)	(5,300)	(1,250)	(1,488)	(5,300)
Net assumed	44,853	39,542	33,832	40,695	40,289	35,228

Net	$218,645	$190,028	$176,814	$214,738	$181,300	$182,299

Net losses and loss expenses incurred for 2010, 2009 and 2008 have been reduced by ceded reinsurance recoveries of approximately $17,581, $22,025, and $53,398, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company’s net direct business were not material.

Note D – Reinsurance (continued)

Net losses and loss expenses incurred for 2010, 2009 and 2008 include approximately $38,318, $17,070, and $22,003, respectively, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies, including involuntary residual market pools.

Components of reinsurance recoverable at December 31 are as follows:

	2010	2009
Case unpaid losses, net of valuation allowance	$59,520	$87,467
Incurred but not reported unpaid losses and loss expenses	63,967	66,030
Paid losses and loss expenses	3,741	1,954
	$127,228	$155,451

Note E - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$18,251	$17,169
Limited partnership investments	5,737	5,252
Deferred acquisition costs	3,034	2,748
Salvage and subrogation	1,995	1,785
Other	449	295
Total deferred tax liabilities	29,466	27,249

Deferred tax assets:
Loss and loss expense reserves	14,781	15,274
Unearned premiums discount	2,331	1,814
Other-than-temporary investment declines	2,661	3,232
Deferred compensation	1,344	637
Deferred ceding commission	1,345	1,032
Other	232	216
Total deferred tax assets	22,694	22,205

Net deferred tax assets (liabilities)	$(6,772)	$(5,044)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2010	2009	2008

Statutory federal income rate applied to pretax income (loss)	$12,185	$22,493	$(6,090)
Tax effect of (deduction):
Tax-exempt investment income	(1,296)	(2,682)	(3,649)
Net addition to (reduction of) tax positions	(826)	(405)	(192)
Other	(265)	58	245
Federal income tax expense (benefit)	$9,798	$19,464	$(9,686)

Note E - Income Taxes (continued)

Federal income tax expense consists of the following:
	2010	2009	2008
Taxes (credits) on pre-tax income (loss):
Current	$9,752	$9,903	$4,443
Deferred	46	9,561	(14,129)
	$9,798	$19,464	$(9,686)

The components of the provision for deferred federal income taxes (credits) are as follows:

		2010	2009	2008
Limited partnerships		$485	$7,671	$(13,052)
Discounts of loss and loss expense reserves		(107)	946	354
Unearned premium discount		(517)	(611)	384
Deferred compensation		(735)	(410)	1,313
Other-than-temporary investment declines		571	862	(3,137)
Deferred acquisitions costs and ceding commission		(27)	903	(304)
Other		376	200	313
	Provision for deferred federal income tax	$46	$9,561	$(14,129)

Cash flows related to federal income taxes paid, net of refunds received, for 2010, 2009 and 2008 were $9,000, $6,037 and $11,186, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2010 or 2009.  As of December 31, 2010, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

The Company follows the FASB guidance on accounting for uncertainty in income taxes for recognizing and measuring uncertain tax positions. The Company’s tax positions are uncertain only as to the timing of deductibility and therefore, if recognized would have no impact on the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2010, 2009 and 2008 were not material.

A reconciliation of the beginning and ending amounts of unrecognized federal income taxes (credits) is as follows:

	2010	2009
Balance at January 1	$6,600	$5,955
Reductions for tax positions of the current year	(271)	(850)
Additions for tax positions of prior years	-	1,833
Reductions for tax positions of prior years	(329)	-
Settlements with tax authorities	-	(338)
Balance at December 31	$6,000	$6,600

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2008	2,650,059	$113	12,592,555	$537	$47,899
Treasury shares purchased	(26,950)	(1)	(429,304)	(18)	(1,587)
Balance at December 31, 2008	2,623,109	112	12,163,251	519	46,312
Treasury shares purchased	-	-	(53,373)	(2)	(195)
Restricted stock grant	-	-	-	-	220
Balance at December 31, 2009	2,623,109	112	12,109,878	517	46,337
Restricted stock grant	-	-	77,131	3	1,537
Balance at December 31, 2010	2,623,109	$112	12,187,009	$520	$47,874

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:
		2010	2009	2008
Amortization of gross deferred policy acquisition costs		$34,048	$28,827	$23,437
Other underwriting expenses		23,894	23,794	19,745
Expense allowances from reinsurers		(10,081)	(5,352)	(3,084)
	Total underwriting expenses	47,861	47,269	40,098

Operating expenses of non-insurance companies		20,843	21,763	18,479
	Total other operating expenses	$68,704	$69,032	$58,577

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan ("the Plan") which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2010, 2009 and 2008 were $1,497, $1,292 and $1,183, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  No shares have ever been repurchased under the 1981 Plan.  At December 31, 2010, there were 124,099 shares (Class A) and 380,458 shares (Class B) outstanding which are eligible for repurchase by the Company.

The Company maintains two stock option plans and one restricted stock unit plan which are described below.

Director Option Plan:

Under the Director Option Plan (the Director Plan), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors.  Approximately 146,000 shares of Class B common stock are available for future grants.  No options were granted to directors during the three year period ended December 31, 2010.  Additionally, no discounted options were outstanding or

Note I - Stock Purchase and Option Plans (continued)

exercised at any time during this three year period.  Accordingly, no compensation cost was charged against income for the Director Plan for 2010, 2009 and 2008.

Employee Option Plan:

Under the Employee Option Plan (the Employee Plan), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees.  Approximately 259,000 shares of Class B common stock are available for future grants.  No options were granted to employees during the three year period ended December 31, 2010.  Additionally, no options were outstanding or exercised at any time during this period.  Accordingly, no compensation cost was charged against income for the Employee Plan for 2010, 2009 and 2008.

The Company's policy is to issue new shares to satisfy share option exercises.

Restricted Stock:

Effective June 11, 2009, the Company issued 20,900 shares of class B restricted stock to the Company’s outside directors.  The restricted shares became fully vested on May 5, 2010 and were distributed to directors on that date.  The shares represent the annual retainer compensation for outside directors for the period July 1, 2009 through June 30, 2010.  Each share was valued at $21.05 per share representing a total value of $440.  Compensation expense related to the above stock grant was recognized over the period in which the directors rendered the services.

Effective May 4, 2010, the Company issued 17,754 shares of class B restricted stock to the Company’s outside directors.  These restricted shares represent the annual retainer compensation for outside directors for the period July 1, 2010 through June 30, 2011 and will vest on May 4, 2011.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $24.78 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

Director compensation cost of $440 and $220 was charged against income for the restricted stock units for 2010 and 2009, respectively.

Effective February 9, 2010, the Company issued 40,061 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2009 Executive Incentive Bonus Plan and additional stock awards approved by the Board of Directors.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.08 per share representing a total value of $925.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 9, 2011, the Company issued 14,473 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2010 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.39 per share representing a total value of $339.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market.  Principal and interest totaling $1,414 and $2,054 relating to such loans was outstanding at December 31, 2010 and 2009, respectively.  Loans carry interest rates ranging from 4.75% to 6%, payable annually.  The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue.  This loan program was terminated in 2002.

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

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

		2010	2009	2008
Direct and assumed premium written:
Property and casualty insurance		$249,699	$209,129	$182,810
Property reinsurance		46,103	41,030	39,132
	Totals	$295,802	$250,159	$221,942

Net premium earned:
Property and casualty insurance		$174,043	$141,011	$147,071
Property reinsurance		40,695	40,289	35,228
	Totals	$214,738	$181,300	$182,299

Underwriting gain (loss):
Property and casualty insurance		$26,308	$22,190	$20,022
Property reinsurance		(6,725)	12,065	6,718
	Totals	$19,583	$34,255	$26,740

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

		2010	2009	2008
Profit:
Underwriting gain		$19,583	$34,255	$26,740
Net investment income		11,335	13,971	17,063
Net realized gains (losses) on investments		16,485	30,816	(47,749)
Corporate expenses		(12,590)	(14,776)	(13,453)
	Income (loss) before federal income taxes	$34,813	$64,266	$(17,399)

Note J - Reportable Segments (continued)

The Company, through its subsidiaries, is licensed to do business in all 50 states of the United States, all Canadian provinces and Bermuda.  Canadian and Bermuda operations are currently not significant.

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc (“FedEx Ground”) and certain of its subsidiaries and related entities, represents approximately $20,187, $14,822 and $13,773 of the Company’s consolidated direct and assumed premium written in 2010, 2009 and 2008, respectively.  An additional $115,625, $107,724 and $99,589 for 2010, 2009 and 2008, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008

Average share outstanding for basic earnings per share	14,782,624	14,741,487	15,080,149

Dilutive effect of share equivalents	16,078	11,992	-

Average shares outstanding for diluted earnings per share	14,798,702	14,753,479	15,080,149

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above a self-insured retention ("SIR") and also writes policies that contain large, per-claim deductibles.  Those losses and claims that fall within the SIR or deductible limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds’ payment of claims within the SIR.  Further, losses and claims under large deductible policies are payable by the Company with reimbursement due the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured’s default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2010, the Company held collateral in the aggregate amount of $210,637.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes reduced based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 31% of shareholders' equity at December 31, 2010.

Note L - Concentrations of Credit Risk (continued)

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $127,228 at December 31, 2010, as more fully discussed in Note D - Reinsurance.  These recoverables are largely uncollateralized.  The three largest estimated amounts due from individual reinsurers were $24,789, $18,894, and $13,839 at December 31, 2010.

Investments in limited partnerships include an aggregate of $55,933 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon Aegir Fund which are managed by organizations in which three directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500.  TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies.  TIA is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheet.  Related to this acquisition, the Company had amortization of intangible assets of $41, $47 and $8 during 2010, 2009 and 2008, respectively.

Note N – Debt

The Company has $15,000 and $10,000 outstanding as of December 31, 2010 and December 31, 2009, respectively under the Company’s revolving line of credit which expires on June 23, 2011.  Borrowing under the line carry variable interest rates which ranged from .76% to .80%, and averaged .79%, at December 31, 2010.  The Company has $5,000 remaining unused under the revolving line of credit.  The current outstanding borrowings were used principally for treasury stock repurchases and extra dividend payments.

Note O – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$62,998	$62,998	$-	$-
Government sponsored entities	3,324	-	3,324	-
Residential mortgage-backed securities	37,101	-	37,101	-
Commercial mortgage-backed securities	14,714	-	14,714	-
Obligations of states and
political subdivisions	192,706	-	192,706	-
Corporate securities	84,417	-	67,175	17,242
Foreign government obligations	20,294	-	20,294	-
Total fixed maturities	415,554	62,998	335,314	17,242
Equity securities	96,657	96,657	-	-
Short term	4,225	4,021	204
Cash equivalents	41,385	-	41,385	-
	$557,821	$163,676	$376,903	$17,242

Note O – Fair Value (continued)

As of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,632	$54,632	$-	$-
Government sponsored entities	5,883	-	5,883	-
Residential mortgage-backed securities	48,377	-	48,377	-
Commercial mortgage-backed securities	5,652	-	5,652	-
Obligations of states and
political subdivisions	185,469	-	185,469	-
Corporate securities	72,185	-	57,298	14,887
Foreign government obligations	7,724	-	7,724	-
Total fixed maturities	379,922	54,632	310,403	14,887
Equity securities	85,886	85,886	-	-
Short term	3,703	3,600	103	-
Cash equivalents	83,138	-	83,138	-
	$552,649	$144,118	$393,644	$14,887

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

	2010	2009
Beginning of period balance	$14,887	$14,981
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	1,938	231
Included in other comprehensive income	(397)	268
Purchases, issuances, and settlements	814	(593)
Transfers in and/or out of Level 3	-	-
End of period balance	$17,242	$14,887

Note O – Fair Value (continued)

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

There were no significant transfers of assets between level 1 and level 2 during 2010 and 2009.

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
	Results by Quarter
	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$51,166	$53,523	$52,588	$57,461	$44,164	$41,042	$45,077	$51,017
Net investment income	3,024	2,944	2,865	2,502	3,259	3,478	3,256	3,978
Net gains (losses) on investments	3,189	(2,858)	10,271	5,882	(1,232)	12,494	15,441	4,113
Losses and loss expenses incurred	43,032	31,152	36,084	35,684	23,888	22,087	26,714	26,662

Net income	545	4,986	9,234	10,250	5,441	14,125	14,340	10,896

Net income per share - diluted	$.04	$.33	$.62	$.69	$.37	$.96	$.97	$.74

Note Q - Statutory (Unaudited)

Net income of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $12,542, $22,855 and $19,064 for 2010, 2009 and 2008, respectively.  Consolidated statutory surplus for these subsidiaries was $366,461 and $356,658 at December 31, 2010 and 2009, respectively, of which $55,935 may be transferred by dividend or loan to the parent company during calendar year 2011 with proper notification to, but without approval from, regulatory authorities.  An additional $234,373 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $74,786 at December 31, 2010.

Note R - Leases

The Company leases office space and certain computer and related equipment using noncancelable operating leases.  Lease expense for 2010, 2009 and 2008 was $1,386, $1,465 and $1,325, respectively. At December 31, 2010, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2011	$1,489
2012	1,508
2013	1,024
2014	36
2015	-
Thereafter	-
Total minimum payments required	$4,057

Note S – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2010	2009
Investments:
Total unrealized gain before federal income taxes	$52,145	$49,055
Deferred tax liability	(18,251)	(17,169)
Net unrealized gains on investments	33,894	31,886

Foreign exchange adjustment:
Gross unrealized gains	678	1,541
Deferred tax liability	(237)	(540)
Net unrealized gains on foreign exchange adjustment	441	1,001

Accumulated other comprehensive income	$34,335	$32,887

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2010	2009	2008
Investments:
Pre-tax holding gains (losses) on debt and equity
securities arising during period	$11,369	$24,442	$(41,058)
Applicable federal income taxes (credits)	3,979	8,555	(14,370)
	7,390	15,887	(26,688)

Pre-tax gains (losses) on debt and equity securities
included in net income (loss) during period	8,280	5,248	(14,188)
Applicable federal income taxes (credits)	2,898	1,837	(4,966)
	5,382	3,411	(9,222)

Change in unrealized gains (losses) on investments	$2,008	$12,476	$(17,466)

Note T - Subsequent Events

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the U.S. Securities and Exchange Commission and  no events have occurred during this period which require recognition or disclosure in this document.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Baldwin & Lyons, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity , and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 11, 2011

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

The following summary sets forth certain information concerning the Company's executive officers:

Name	Age	Title	Served in Such Capacity Since
Gary W. Miller	70	Executive Chairman	1997 (1)
Joseph J. DeVito	59	CEO, President and COO	2007 (2)
G. Patrick Corydon	62	Executive Vice President and CFO	1979 (3)
Mark L. Bonini	51	Executive Vice President	2001 (4)
Craig C. Morfas	51	Senior Vice President and Secretary	2008 (5)

(1) Mr. Miller was elected Executive Chairman in December, 2010. He was elected Chairman and CEO in 1997 and has served in various capacities since 1965.

(2)  Mr. DeVito was elected Chief Executive Officer in December, 2010.  He was elected President and Chief Operating Officer in 2007, Executive Vice President in 2001 and has served in various capacities since 1981.

(3) Mr. Corydon was elected Executive Vice President in 2008 and previously served as Senior Vice President from 1997 and has been CFO since 1979.

(4) Mr. Bonini was elected Executive Vice President in February, 2011. He was elected Vice President of the Company in 2001.

(5) Mr. Morfas was elected Senior Vice President in February, 2011. He was elected Vice President of the Company in 2007 and Secretary of the Company in 2008.

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

Consolidated Balance Sheets - December 31, 2010 and 2009
Consolidated Statements of Operations - Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009 and 2008
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
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32.1-- Certification of CEO pursuant to Section 906 of the Sarbanes- Oxley Act and 18 U.S.C. 1350
EXHIBIT 32.2-- Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2010 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 70 through 76 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2010

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	$62,882	$62,998	$62,998
Government sponsored entities	3,325	3,324	3,324
Mortgage-backed securities	50,930	51,815	51,815
Obligations of states and
political subdivisions	192,236	192,706	192,706
Foreign governments	20,095	20,294	20,294
All other corporate bonds	83,121	84,417	84,417
Total fixed maturities	412,589	415,554	415,554

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	47,477	96,657	96,657
Total equity securities	47,477	96,657	96,657

Limited partnerships	77,352	77,352	77,352

Short-term:
Certificates of deposit	4,021	4,021	4,021
Commercial paper	204	204	204
Total short-term and other	4,225	4,225	4,225

Total investments	$541,643	$593,788	$593,788

(A) Investments presented above do not include $41,385 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2010	2009
Assets
Investment in subsidiaries	$386,433	$376,447
Due from affiliates	3,866	4,260
Investments other than subsidiaries:
Fixed maturities	11,265	10,679
Limited partnerships	704	809
	11,969	11,488
Cash and cash equivalents	12,546	8,182
Accounts receivable	5,986	5,744
Notes receivable from employees	1,414	2,054
Other assets	5,747	5,894

Total assets	$427,961	$414,069

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$27,147	$15,019
Deposits from insureds	15,196	12,863
Notes payable to bank	15,000	10,000
Current payable federal income taxes	335	693
Other liabilities	1,548	2,551
	59,226	41,126

Shareholders' equity:
Common stock:
Class A	112	112
Class B	520	517
Additional paid-in capital	47,874	46,337
Unrealized net gains on investments	33,894	31,886
Retained earnings	286,335	294,091
	368,735	372,943

Total liabilities and shareholders' equity	$427,961	$414,069

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2010	2009	2008
Revenue:
Commissions and service fees	$21,913	$19,182	$18,539
Dividends from subsidiaries	15,000	15,000	13,000
Net investment income	135	506	476
Net realized gains (losses) on investments	(100)	37	543
Other	284	92	657
	37,232	34,817	33,215

Expenses:
Salary and related items	12,869	14,145	12,946
Other	5,615	5,274	5,120
	18,484	19,419	18,066
Income before federal income taxes
and equity in undistributed
income of subsidiaries	18,748	15,398	15,149
Federal income tax (benefit)	1,195	(496)	671
	17,553	15,894	14,478
Equity in undistributed income (loss)
of subsidiaries	7,462	28,908	(22,191)

Net income (loss)	$25,015	$44,802	$(7,713)

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2010	2009	2008

Net cash provided by operating activities	$32,296	$18,309	$15,072

Investing activities:
Purchases of long-term investments	(10,889)	(6,803)	(8,747)
Sales or maturities of long-term investments	9,910	7,343	7,552
Decrease in notes receivable from employees	611	143	29
Distributions from limited partnerships	23	23	833
Net disposals (purchases) of property and equipment	413	(2,124)	(751)
Purchase of Transport Insurance Agency	-	-	(3,500)
Other	212	188	73
Net cash provided by (used in) investing activities	280	(1,230)	(4,511)

Financing activities:
Dividends paid to shareholders	(33,212)	(14,744)	(15,096)
Drawing on line of credit	8,000	11,000	9,000
Repayment on line of credit	(3,000)	(10,000)	-
Cost of treasury shares	-	(880)	(8,908)
Capitalization of subsidiary	-	-	(1,344)
Net cash used in financing activities	(28,212)	(14,624)	(16,348)
Increase (decrease) in cash and cash equivalents	4,364	2,455	(5,787)
Cash and cash equivalents at beginning of year	8,182	5,727	11,514
Cash and cash equivalents at end of year	$12,546	$8,182	$5,727

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2010	$4,826	$344,520	$29,819	---	$214,738	$11,335	$145,952	$34,048	$13,813	$218,645

2009	4,905	359,031	25,912	---	181,300	13,971	99,351	28,827	18,442	190,028

2008	2,326	389,558	17,183	---	182,299	17,063	115,752	23,437	16,661	176,814

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

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2010	$245,912	$73,119	$41,945	$214,738	19.0

2009	200,341	60,818	41,777	181,300	22.2

2008	188,285	46,514	40,528	182,299	19.3

Note:  Included in Ceded to Other Companies is $1,250, $1,488 and $5,300 for 2010, 2009 and 2008, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2010	$4,826	$344,520	$6,463	$29,819	$214,738	$11,335	$154,775	$(8,823)	$34,048	$130,576	$218,645
2009	4,905	359,031	6,656	25,912	181,300	13,971	108,935	(9,584)	28,827	126,079	190,028
2008	2,326	389,558	5,342	17,183	182,299	17,063	132,829	(17,077)	23,437	128,619	176,814

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

BALDWIN & LYONS, INC.

March 11, 2011	By /s/ Joseph DeVito
Joseph DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 11, 2011	By /s/ Gary W. Miller
Gary W. Miller, Director and Executive Chairman

March 11, 2011	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 11, 2011	By /s/ Joseph DeVito
Joseph DeVito, Director, Chief Executive Officer and President

March 11, 2011	By /s/ Stuart D. Bilton (*)
Stuart D. Bilton, Director

March 11, 2011	By /s/ Otto N. Frenzel IV (*)
Otto N. Frenzel IV, Director

March 11, 2011	By /s/John M. O'Mara (*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 11, 2011	By /s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 11, 2011	By /s/ John Pigott (*)
John Pigott, Director

March 11, 2011	By /s/ Kenneth D. Sacks (*)
Kenneth D. Sacks, Director

March 11, 2011	By /s/ Nathan Shapiro (*)
Nathan Shapiro, Director

March 11, 2011	By /s/ Norton Shapiro (*)
Norton Shapiro, Director

March 11, 2011	By /s/ Robert Shapiro (*)
Robert Shapiro, Director

March 11, 2011	By /s/ Steven A. Shapiro (*)
Steven A. Shapiro, Director

March 11, 2011	By /s/ John D. Weil (*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2010

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2010

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
N/A
EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 2009)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	N/A

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	p. 82
EXHIBIT 23-- Consent of Ernst & Young LLP	p. 83

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	p. 85 and 86
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	p. 87 and 88
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	p. 89 and 90
EXHIBIT 32.1-- Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	p. 91
EXHIBIT 32.2-- Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	p. 92