Form 10-Q
period 2011-03-31
BALDWIN & LYONS INC
filed 2011-05-10
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	Commission file number
March 31, 2011	0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2011:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                            2,623,109
Class B (nonvoting)                        12,205,933

Index to Exhibits located on page 24.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	March 31	December 31
	2011	2010
Assets
Investments:
Fixed maturities	$416,668	$415,554
Equity securities	104,197	96,657
Limited partnerships	75,812	77,352
Short-term	4,556	4,225
	601,233	593,788

Cash and cash equivalents	31,711	38,223
Accounts receivable	51,642	42,953
Reinsurance recoverable	136,228	127,228
Notes receivable from employees	1,364	1,414
Other assets	36,452	34,340
	$858,630	$837,946

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$375,868	$344,520
Reserves for unearned premiums	44,278	29,819
Short-term borrowings	10,000	15,000
Accounts payable and accrued expenses	67,868	66,441
Current federal income taxes	101	6,659
Deferred federal income taxes	6,150	6,772
	504,265	469,211
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2011, 2,623,109; 2010, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2011, 12,205,933; 2010, 12,187,009	521	520
Additional paid-in capital	48,315	47,874
Unrealized net gains on investments	37,775	33,894
Retained earnings	267,642	286,335
	354,365	368,735
	$858,630	$837,946

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2011	2010
Revenues
Net premiums earned	$57,601	$51,166
Net investment income	2,653	3,024
Commissions and other income	1,607	1,749
Net realized gains (losses) on investments, excluding
impairment losses	(1,469)	3,189
Total other-than-temporary impairment losses on investments	-	-
Net realized gains (losses) on investments	(1,469)	3,189
	60,392	59,128
Expenses
Losses and loss expenses incurred	65,673	43,032
Other operating expenses	18,436	16,345
	84,109	59,377
Loss before federal income tax benefits	(23,717)	(249)
Federal income tax benefits	(8,519)	(794)
Net income (loss)	$(15,198)	$545

Per share data:
Basic and diluted earnings	$(1.02)	$.04

Dividends paid to shareholders	$.25	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,802	14,756
Dilutive effect of share equivalents	20	13
Average shares outstanding - diluted	14,822	14,769

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2011	2010

Net cash provided by operating activities	$6,621	$11,690
Investing activities:
Purchases of long-term investments	(100,022)	(123,735)
Proceeds from sales or maturities
of long-term investments	96,173	78,477
Net purchases of short-term investments	(330)	(335)
Other investing activities	(459)	(931)
Net cash used in investing activities	(4,638)	(46,524)
Financing activities:
Dividends paid to shareholders	(3,722)	(7,366)
Repayment on line of credit	(5,000)	-
Net cash used in financing activities	(8,722)	(7,366)

Effect of foreign exchange rates on cash and cash equivalents	227	277

Decrease in cash and cash equivalents	(6,512)	(41,923)
Cash and cash equivalents at beginning of period	38,223	79,504
Cash and cash equivalents at end of period	$31,711	$37,581

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(Note that all dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

Investments:  Carrying amounts for fixed maturity securities, including insurance-linked securities, represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership’s net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its income statement, its proportionate share of the investee’s unrealized as well as realized investment gains or losses.

Other investments, if any, are carried at either market value or cost, depending on the nature of the investment.  Short-term investments are carried at cost which approximates their fair values.

Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.  The changes in fair values of insurance-linked securities are reflected as a component of net realized gains (losses).

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

(Space intentionally left blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at March 31, 2011 and December 31, 2010:
					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2011:
U.S. government obligations	$54,798	$54,751	$79	$(32)	$47
Government sponsored entities	2,876	2,880	6	(10)	(4)
Residential mortgage-backed securities	30,851	30,288	834	(271)	563
Commercial mortgage-backed securities	15,421	15,232	224	(35)	189
States and political
subdivisions obligations	202,579	202,074	969	(464)	505
Corporate securities	88,581	87,045	2,079	(543)	1,536
Foreign government obligations	21,562	21,005	595	(38)	557
Total fixed maturities	416,668	413,275	4,786	(1,393)	3,393
Equity securities:
Financial institutions	12,482	5,390	7,150	(58)	7,092
Industrial & Miscellaneous	91,715	44,085	48,298	(668)	47,630
Total equity securities	104,197	49,475	55,448	(726)	54,722
Total available-for-sale securities	$520,865	$462,750	$60,234	$(2,119)	58,115

			Applicable federalincome taxes		(20,340)

			Net unrealized gains - net of tax		$37,775

December 31, 2010:
U.S. government obligations	$62,998	$62,882	$150	$(34)	$116
Government sponsored entities	3,324	3,325	7	(8)	(1)
Residential mortgage-backed securities	37,101	36,513	847	(259)	588
Commercial mortgage-backed securities	14,714	14,417	405	(108)	297
States and political
subdivisions obligations	192,706	192,236	1,006	(536)	470
Corporate securities	84,417	83,121	1,931	(635)	1,296
Foreign government obligations	20,294	20,095	354	(155)	199
Total fixed maturities	415,554	412,589	4,700	(1,735)	2,965
Equity securities:
Financial institutions	11,477	4,945	6,559	(27)	6,532
Industrial & Miscellaneous	85,180	42,532	42,947	(299)	42,648
Total equity securities	96,657	47,477	49,506	(326)	49,180
Total available-for-sale securities	$512,211	$460,066	$54,206	$(2,061)	52,145

			Applicable federal income taxes		(18,251)

			Net unrealized gains - net of tax		$33,894

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has no other-than-temporarily impaired fixed maturity securities at March 31, 2011.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income as of March 31, 2011 and December 31, 2010.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2011			December 31, 2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	191	$126,576	$(1,162)	214	$152,505	$(1,525)
Greater than 12 months	15	6,053	(231)	16	5,460	(210)
Total fixed maturities	206	132,629	(1,393)	230	157,965	(1,735)
Equity securities:
12 months or less	9	3,783	(214)	3	1,676	(66)
Greater than 12 months	7	2,144	(512)	7	2,394	(260)
Total equity securities	16	5,927	(726)	10	4,070	(326)
Total fixed maturity and equity securities	222	$138,556	$(2,119)	240	$162,035	$(2,061)

The fair value and the cost or amortized cost of fixed maturity investments, at March 31, 2011, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$133,756	$133,352
Excess of one year to five years	204,466	202,500
Excess of five years to ten years	18,520	18,170
Excess of ten years	13,654	13,733
Total maturities	370,396	367,755
Mortgage-backed securities	46,272	45,520
	$416,668	$413,275

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of income.
	Three Months Ended
	March 31
	2011	2010
Fixed maturities:
Gross gains	$997	$952
Gross losses	(1,467)	(427)
Net gains (losses)	(470)	525

Equity securities:
Gross gains	1,031	1,196
Gross losses	(491)	(477)
Net gains	540	719

Limited partnerships - net gain (loss)	(1,539)	1,945

Total net gains (losses)	$(1,469)	$3,189

Gain and loss activity for investments, as shown in the previous table, include adjustments for other-than-temporary impairment as summarized below:
	Three Months Ended
	March 31
	2011	2010

Realized net gains (losses) on the disposal of securities	$408	$1,244
Mark-to-market adjustment	(802)	-
Equity in earnings (losses) of limited partnership
investments - realized and unrealized	(1,539)	1,945
Impairment:
Recovery of prior write-downs
upon sale or disposal	464	-
Totals	$(1,469)	$3,189

The mark-to-market adjustments in the table above represent the changes in fair value of options embedded in convertible debt securities and insurance-linked securities held by the Company.

The net loss from limited partnerships for the quarter ending March 31, 2011 includes an estimated $4,491 of unrealized losses reported to the Company as part of the underlying assets of the various limited partnerships.  Shareholders’ equity at March 31, 2011 includes approximately $28,634, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2011 and 2010 comparative periods.

	2011	2010
Quarter ended March 31:
Premiums ceded to reinsurers	$21,007	$17,153
Losses and loss expenses ceded to reinsurers	11,080	(1,950)
Commissions from reinsurers	2,717	2,064

(4) Comprehensive Income or Loss:
Net comprehensive loss for the quarter ended March 31, 2011 was $11,090 and compares to net comprehensive income of $4,622 for the quarter ended March 31, 2010.

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

The Reinsurance segment accepts property and casualty cessions from other insurance companies as well as retrocessions from selected reinsurance companies, principally reinsuring against catastrophes.   In addition, the Reinsurance segment accepts selected professional liability cessions from other insurance companies.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2011			2010
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)
Three months ended March 31:
Property and Casualty Insurance	$72,104	$45,518	$1,452	$65,610	$41,077	$7,124
Reinsurance	13,027	12,083	(22,748)	11,808	10,089	(10,052)

Totals	$85,131	$57,601	$(21,296)	$77,418	$51,166	$(2,928)

The following table reconciles reportable segment loss to the Company’s consolidated loss before federal income benefits, respectively.

	Three Months Ended
	March 31
	2011	2010
Loss:
Segment loss	$(21,296)	$(2,928)
Net investment income	2,653	3,024
Net gains (losses) on investments	(1,469)	3,189
Corporate expenses	(3,605)	(3,534)
Loss before federal income benefits	$(23,717)	$(249)

Segment loss includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,364 relating to such loans remains outstanding at March 31, 2011 and carry interest rates between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Debt:
The Company has $10,000 outstanding as of March 31, 2011 and $15,000 outstanding as of December 31, 2010, under a revolving line of credit which expires June 23, 2011.  Borrowings under the line carries variable interest rates which range from .75% to .81%, and averaged .80% at March 31, 2011.  The Company has $10,000 remaining unused under the revolving line of credit at March 31, 2011.  The borrowings were used principally for treasury stock repurchases and extra dividend payments made in 2010.

(8) Taxes:
As of March 31, 2011, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space intentionally left blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$54,798	$54,798	$-	$-
Government sponsored entities	2,876	-	2,876	-
Residential mortgage-backed securities	30,851	-	30,851	-
Commercial mortgage-backed securities	15,421	-	15,421	-
States and political
subdivisions obligations	202,579	-	202,579	-
Corporate securities	88,581	-	72,925	15,656
Foreign government obligations	21,562	-	21,562	-
Total fixed maturities	416,668	54,798	346,214	15,656
Equity securities	104,197	104,197	-	-
Short term	4,556	4,346	210
Cash equivalents	34,760	-	34,760	-
	$560,181	$163,341	$381,184	$15,656

As of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$62,998	$62,998	$-	$-
Government sponsored entities	3,324	-	3,324	-
Residential mortgage-backed securities	37,101	-	37,101	-
Commercial mortgage-backed securities	14,714	-	14,714	-
States and political
subdivisions obligations	192,706	-	192,706	-
Corporate securities	84,417	-	67,175	17,242
Foreign government obligations	20,294	-	20,294	-
Total fixed maturities	415,554	62,998	335,314	17,242
Equity securities	96,657	96,657	-	-
Short term	4,225	4,021	204
Cash equivalents	41,385	-	41,385	-
	$557,821	$163,676	$376,903	$17,242

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2011 and the year ended December 31, 2010:

	2011	2010
Beginning of period balance	$17,242	$14,887
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	(525)	1,938
Included in other comprehensive income	-	(397)
Purchases, issuances, and settlements	(1,061)	814
Transfers in and/or out of Level 3	-	-
End of period balance	$15,656	$17,242

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

There were no significant transfers of assets between level 1 and level 2 during the three months ended March 31, 2011 and 2010.

(10) Restricted Stock:
Effective May 4, 2010, the Company issued a total of 17,754 shares of class B restricted stock to the Company’s outside directors.  These restricted shares represent the annual retainer compensation for outside directors for the period July 1, 2010 through June 30, 2011 and will vest on May 4, 2011.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $24.78 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

Effective February 9, 2011, the Company issued a total of 14,473 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to the executives under the Company’s 2010 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.39 per share representing a total value of $339.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

(11) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred during the period which require recognition or disclosure.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(12) Pending Accounting Standards:
In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of more acquisition costs than had previously been capitalized by a reporting entity, the entity may elect not to capitalize the additional costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact the adoption of the guidance effective January 1, 2012, will have on our consolidated financial statements.  We expect no significant adjustments.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first three months of 2011, the Company experienced positive cash flow from operations totaling $6.6 million which compares to positive cash flow from operations of $11.7 million generated during the first three months of 2010.  The $5.1 million decrease in cash flow from the 2010 period is primarily due to the timing of settlements of balances with producing agents and brokers and reinsurers.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.4 years at March 31, 2011, which is substantially shorter than the Company’s liability average life.

Financing activity for the first three months of 2011 included regular dividend payments to shareholders of $3.7 million ($.25 per share) and the repayment of $5.0 million under the Company’s line of credit.

The Company’s assets at March 31, 2011 included $34.8 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $137.7 million of fixed maturity investments will mature within the twelve-month period following March 31, 2011.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent holding company.  At March 31, 2011, $52.9 million may be transferred by dividend or loan to the parent company during the remainder of 2011 without approval by, or prior notification to, regulatory authorities.  An additional $219.9 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent holding company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent Company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $4.4 million at March 31, 2011.

The Company’s annualized premium writing to surplus ratio for the first three months of 2011 was approximately 71%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2011 to First Quarter, 2010

Net premiums written during the first quarter of 2011 increased $7.7 million (10.0%) and net premiums earned increased $6.4 million (12.6%) as compared to the same period of 2010.  The Company’s Property and Casualty Insurance segment reported an increase in earned premiums of 10.8% while the Reinsurance segment reported an increase of 19.8%.  These changes are in line with expectations and result from product expansion and continuing marketing efforts in the Property and Casualty Insurance segment and from program changes in the Reinsurance segment and the introduction of professional liability reinsurance as a new product in 2010.  The following table provides information regarding premiums written and earned for each segment for the quarter ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

2011
Property and Casualty Insurance	$72,104	$49,682	$45,518
Reinsurance	13,027	12,549	12,083
Totals	$85,131	$62,231	$57,601

2010
Property and Casualty Insurance	$65,610	$50,335	$41,077
Reinsurance	11,808	11,496	10,089
Totals	$77,418	$61,831	$51,166

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 32.8% of premium earned for the current quarter compared to 28.6% a year earlier reflecting higher reinsurance utilization on new products as well as portions of fleet transportation business.

Net investment income, before tax, during the first quarter of 2011 was 12.3% lower than the first quarter of 2010 due primarily to lower available interest rates for bonds.  Pre-tax yields averaged 2.5% during the current quarter compared to 2.7% for the prior year period.  Overall after-tax yields decreased from 2.1% to 1.8%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The first quarter 2011 net realized investment losses of $1.5 million resulted from losses on limited partnerships while other activity netted to essentially zero.  Comparative first quarter 2010 investment gains were $3.2 million.  Investment gains result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2011 were $22.6 million higher than that experienced during the first quarter of 2010 due primarily to $23.9 million in property reinsurance losses related to earthquakes in Japan and New Zealand and flooding in Australia occurring in the quarter.  The first quarter of 2010 experienced $18.1 million in large catastrophe losses.  In addition, fleet transportation losses were higher than normal in the current quarter while the first quarter of 2010 losses in this product group were more favorable than normal. The loss ratios for each segment were as follows:

	2011	2010
Property and Casualty Insurance	74.7	59.4
Reinsurance	262.3	184.6
Total	114.0	84.1

Other operating expenses, for the first quarter of 2011, increased $2.1 million, or 13%, from the first quarter of 2010.  The majority of this increase relates to higher gross commissions expense on increased premium volume.  The ratio of consolidated other operating expenses to operating revenue remained relatively flat at 29.8% during the first quarter of 2011 compared to 29.2% for the 2010 first quarter.

The effective federal tax on consolidated income for the first quarter of 2011 was an $8.5 million benefit.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $15.7 million during the first quarter of 2011 as compared to the 2010 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2010.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2011, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $126 million.  Of this total, approximately $60 million (48%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At March 31, 2011, limited partnership investments include approximately $54.6 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2010.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6 (a)  EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601		Exhibit No.

(31.1)	Certification of CEO	EXHIBIT 31.1
	pursuant to Section 302 of the	Certification of CEO
Sarbanes-Oxley Act of 2002

(31.2)	Certification of CFO	EXHIBIT 31.2
	pursuant to Section 302 of the	Certification of CFO
Sarbanes-Oxley Act of 2002

(32)	Certification of CEO and CFO	EXHIBIT 32
	pursuant to 18 U.S.C. 1350, as	Certification of CEO and CFO
adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date May 10, 2011	By	/s/ Joseph J. DeVito Joseph J. DeVito, CEO and President

Date May 10, 2011	By	/s/ G. Patrick Corydon G. Patrick Corydon, Executive Vice President – Finance (Principal Financial and Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2011

INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number	10-Q

EXHIBIT 31.1	25
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2	27
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32	29
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act