Form 10-Q
period 2011-06-30
BALDWIN & LYONS INC
filed 2011-08-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                              For Quarter Ended                                                                          Commission file number
                              June 30, 2011                                                                                           0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2011:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                     2,623,109
Class B (nonvoting)                   12,212,590

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	June 30	December 31
	2011	2010
Assets
Investments:
Fixed maturities	$417,176	$415,554
Equity securities	104,933	96,657
Limited partnerships	71,873	77,352
Short-term	4,308	4,225
	598,290	593,788

Cash and cash equivalents	57,844	38,223
Accounts receivable	52,297	42,953
Reinsurance recoverable	133,775	127,228
Notes receivable from employees	1,381	1,414
Other assets	36,755	34,340
Current federal income taxes	3,259	-
	$883,601	$837,946

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$402,789	$344,520
Reserves for unearned premiums	43,527	29,819
Short-term borrowings	10,000	15,000
Accounts payable and accrued expenses	78,704	66,441
Current federal income taxes	-	6,659
Deferred federal income taxes	3,290	6,772
	538,310	469,211
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2011, 2,623,109; 2010, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2011, 12,212,590; 2010, 12,187,009	521	520
Additional paid-in capital	48,475	47,874
Unrealized net gains on investments	37,716	33,894
Retained earnings	258,467	286,335
	345,291	368,735
	$883,601	$837,946

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Revenues
Net premiums earned	$62,344	$53,523	$119,945	$104,689
Net investment income	2,644	2,944	5,297	5,968
Commissions and other income	1,566	1,673	3,173	3,421
Net realized gains (losses) on investments, excluding
impairment losses	(1,845)	(2,843)	(3,314)	347
Total other-than-temporary impairment losses on investments	(118)	(15)	(118)	(15)
Net realized gains (losses) on investments	(1,963)	(2,858)	(3,432)	332
	64,591	55,282	124,983	114,410

Expenses
Losses and loss expenses incurred	55,166	31,152	120,839	74,184
Other operating expenses	18,117	17,527	36,553	33,872
	73,283	48,679	157,392	108,056
Income (loss) before federal income taxes	(8,692)	6,603	(32,409)	6,354
Federal income taxes (benefits)	(3,188)	1,617	(11,707)	823
Net income (loss)	$(5,504)	$4,986	$(20,702)	$5,531

Per share data:
Basic and diluted earnings (losses)	$(.38)	$.33	$(1.40)	$.37

Dividends paid to shareholders	$.25	$.25	$.50	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,819	14,786	14,810	14,771
Dilutive effect of share equivalents	15	16	21	28
Average shares outstanding - diluted	14,834	14,802	14,831	14,799

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2011	2010

Net cash provided by operating activities	$26,769	$24,806
Investing activities:
Purchases of long-term investments	(182,133)	(202,444)
Proceeds from sales or maturities
of long-term investments	188,102	158,273
Net purchases of short-term investments	(83)	(405)
Other investing activities	(868)	(1,862)
Net cash provided by (used in) investing activities	5,018	(46,438)
Financing activities:
Dividends paid to shareholders	(7,454)	(11,081)
Repayment on line of credit	(5,000)	-
Net cash used in financing activities	(12,454)	(11,081)

Effect of foreign exchange rates on cash and cash equivalents	288	(6)

Increase (decrease) in cash and cash equivalents	19,621	(32,719)
Cash and cash equivalents at beginning of period	38,223	79,504
Cash and cash equivalents at end of period	$57,844	$46,785

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in these notes are in thousands, except per share data)

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

Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.  Included within available for sale fixed maturity securities are insurance linked securities and convertible debt securities.  The changes in fair values of insurance-linked securities and portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses).

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at June 30, 2011 and December 31, 2010:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2011:
U.S. government obligations	$57,738	$57,584	$172	$(18)	$154
Government sponsored entities	1,688	1,680	8	-	8
Residential mortgage-backed securities	28,964	28,459	867	(362)	505
Commercial mortgage-backed securities	18,866	18,759	269	(162)	107
States and political
subdivisions obligations	191,416	190,006	1,423	(13)	1,410
Corporate securities	93,336	91,702	1,915	(281)	1,634
Foreign government obligations	25,168	24,353	906	(91)	815
Total fixed maturities	417,176	412,543	5,560	(927)	4,633
Equity securities:
Financial institutions	11,227	5,030	6,270	(73)	6,197
Industrial & Miscellaneous	93,706	46,511	48,098	(903)	47,195
Total equity securities	104,933	51,541	54,368	(976)	53,392
Total available-for-sale securities	$522,109	$464,084	$59,928	$(1,903)	58,025

				Applicable federal income taxes	(20,309)

				Net unrealized gains - net of tax	$37,716

December 31, 2010:
U.S. government obligations	$62,998	$62,882	$150	$(34)	$116
Government sponsored entities	3,324	3,325	7	(8)	(1)
Residential mortgage-backed securities	37,101	36,513	847	(259)	588
Commercial mortgage-backed securities	14,714	14,417	405	(108)	297
States and political
subdivisions obligations	192,706	192,236	1,006	(536)	470
Corporate securities	84,417	83,121	1,931	(635)	1,296
Foreign government obligations	20,294	20,095	354	(155)	199
Total fixed maturities	415,554	412,589	4,700	(1,735)	2,965
Equity securities:
Financial institutions	11,477	4,945	6,559	(27)	6,532
Industrial & Miscellaneous	85,180	42,532	42,947	(299)	42,648
Total equity securities	96,657	47,477	49,506	(326)	49,180
Total available-for-sale securities	$512,211	$460,066	$54,206	$(2,061)	52,145

				Applicable federal income taxes	(18,251)

				Net unrealized gains - net of tax	$33,894

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has no other-than-temporarily impaired fixed maturity securities at June 30, 2011.  Additionally, the Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income as of June 30, 2011 and December 31, 2010.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2011			December 31, 2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	107	$58,790	$(676)	214	$152,505	$(1,525)
Greater than 12 months	9	2,297	(251)	16	5,460	(210)
Total fixed maturities	116	61,087	(927)	230	157,965	(1,735)
Equity securities:
12 months or less	12	4,395	(255)	3	1,676	(66)
Greater than 12 months	11	2,347	(721)	7	2,394	(260)
Total equity securities	23	6,742	(976)	10	4,070	(326)
Total fixed maturity and equity securities	139	$67,829	$(1,903)	240	$162,035	$(2,061)

The fair value and the cost or amortized cost of fixed maturity investments, at June 30, 2011, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$106,229	$105,712
Excess of one year to five years	241,396	238,246
Excess of five years to ten years	15,417	15,162
Excess of ten years	6,304	6,205
Total maturities	369,346	365,325
Mortgage-backed securities	47,830	47,218
	$417,176	$412,543

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Fixed maturities:
Gross gains	$1,161	$888	$2,158	$1,840
Gross losses	(402)	(256)	(1,869)	(683)
Net gains	759	632	289	1,157

Equity securities:
Gross gains	1,198	1,034	2,229	2,230
Gross losses	(283)	(239)	(773)	(715)
Net gains	915	795	1,456	1,515

Limited partnerships - net loss	(3,637)	(4,285)	(5,177)	(2,340)

Total net gains (losses)	$(1,963)	$(2,858)	$(3,432)	$332

Gain and loss activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Realized net gains (losses) on the disposal of securities	$1,636	$1,442	$2,044	$2,687
Mark-to-market adjustment	156	-	(645)	-
Equity in (losses) of limited partnership
investments - realized and unrealized	(3,637)	(4,285)	(5,177)	(2,340)
Impairment:
Write-downs based upon objective criteria	(118)	(15)	(118)	(15)
Recovery of prior write-downs
upon sale or disposal	-	-	464	-

Totals	$(1,963)	$(2,858)	$(3,432)	$332

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net loss from limited partnerships for the quarter and year-to-date ending June 30, 2011 includes an estimated $2,708 and $7,199, respectively, of unrealized losses reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2011 includes approximately $9.2 million of unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at June 30, 2011 includes approximately $26,271, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2011 and 2010 comparative periods.

	2011	2010
Quarter ended June 30:
Premiums ceded to reinsurers	$21,438	$17,666
Losses and loss expenses
ceded to reinsurers	14,376	118
Commissions from reinsurers	2,597	2,430

Six months ended June 30:
Premiums ceded to reinsurers	42,445	34,819
Losses and loss expenses
ceded to reinsurers	25,829	(1,831)
Commissions from reinsurers	5,315	4,494

(4) Comprehensive Income or Loss:
Net comprehensive loss for the quarter ended June 30, 2011 was $5,502 and compares to net comprehensive loss of $5,234 for the quarter ended June 30, 2010.  For the first six months ended June 30, 2011, net comprehensive loss was $16,592 and compares to net comprehensive loss of $612 for the first six months ended June 30, 2010.

(5) Reportable Segments:
The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides private passenger automobile products to individuals, and commercial multi-peril and professional liability products on a limited basis.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

	2011			2010
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended June 30:

Property and Casualty Insurance	$67,309	$47,352	$6,147	$61,153	$44,231	$6,715
Reinsurance	15,722	14,992	(12,470)	9,580	9,292	2,440

Totals	$83,031	$62,344	$(6,323)	$70,733	$53,523	$9,155

Six months ended June 30:

Property and Casualty Insurance	$139,413	$92,870	$7,600	$126,763	$85,308	$13,838
Reinsurance	28,749	27,075	(35,219)	21,388	19,381	(7,612)

Totals	$168,162	$119,945	$(27,619)	$148,151	$104,689	$6,226

The following table reconciles reportable segment loss to the Company’s consolidated loss before federal income benefits, respectively.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Profit (Loss):
Segment profit (loss)	$(6,323)	$9,155	$(27,619)	$6,226
Net investment income	2,644	2,944	5,297	5,968
Net gains (losses) on investments	(1,963)	(2,858)	(3,432)	332
Corporate expenses	(3,050)	(2,638)	(6,655)	(6,172)
Income (loss) before federal income taxes	$(8,692)	$6,603	$(32,409)	$6,354

Segment profit (loss) includes both net premiums earned and fees and other income (loss) associated with the business conducted by the segment.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,381 relating to such loans remains outstanding at June 30, 2011 and carry interest rates between 4.75% and 6%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) Debt:
The Company had $10,000 outstanding as of June 30, 2011 and $15,000 outstanding as of December 31, 2010, under a revolving line of credit which expires September 23, 2011.  Borrowings under the line carry variable interest rates which range from .69% to .81%, and averaged .73% at June 30, 2011.  The Company has $10,000 remaining unused under the revolving line of credit at June 30, 2011.  The borrowings were used principally for treasury stock repurchases and extra dividend payments.

(8) Taxes:
As of June 30, 2011, the Company’s 2005 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space intentionally left blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$57,738	$57,738	$-	$-
Government sponsored entities	1,688	-	1,688	-
Residential mortgage-backed securities	28,964	-	28,964	-
Commercial mortgage-backed securities	18,866	-	18,866	-
States and political
subdivisions obligations	191,416	-	191,416	-
Corporate securities	93,336	-	76,482	16,854
Foreign government obligations	25,168	-	25,168	-
Total fixed maturities	417,176	57,738	342,584	16,854
Equity securities	104,933	104,933	-	-
Short term	4,308	4,308	-
Cash equivalents	58,240	-	58,240	-
	$584,657	$166,979	$400,824	$16,854

As of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$62,998	$62,998	$-	$-
Government sponsored entities	3,324	-	3,324	-
Residential mortgage-backed securities	37,101	-	37,101	-
Commercial mortgage-backed securities	14,714	-	14,714	-
States and political
subdivisions obligations	192,706	-	192,706	-
Corporate securities	84,417	-	67,175	17,242
Foreign government obligations	20,294	-	20,294	-
Total fixed maturities	415,554	62,998	335,314	17,242
Equity securities	96,657	96,657	-	-
Short term	4,225	4,021	204
Cash equivalents	41,385	-	41,385	-
	$557,821	$163,676	$376,903	$17,242

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Quoted market prices are obtained for investment securities whenever possible.  Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2011 and the year ended December 31, 2010:

	2011	2010
Beginning of period balance	$17,242	$14,887
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	60	1,938
Included in other comprehensive income	-	(397)
Purchases	5,522	9,136
Settlements	(5,261)	(8,322)
Transfers in and/or out of Level 3	(709)	-
End of period balance	$16,854	$17,242

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes receivable or payable, short term borrowings and unearned income approximate fair value because of the short term nature of these items.

There were no significant transfers of assets between level 1 and level 2 during the six months ended June 30, 2011 and 2010.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.

(10) Restricted Stock:
Effective May 4, 2010, the Company issued a total of 17,754 shares of class B restricted stock to the Company’s outside directors.  These restricted shares became fully vested on May 4, 2011.  These shares represent the annual retainer compensation for outside directors for the period July 1, 2010 through June 30, 2011.  Each share was valued at $24.78 per share representing a total value of $440.  Compensation expense related to the above stock grant was recognized over the period in which the directors rendered the services.

Effective February 9, 2011, the Company issued a total of 14,473 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares represent compensation to the executives under the Company’s 2010 Executive Incentive Bonus Plan which will be paid solely in the Company’s class B stock.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.39 per share representing a total value of $339.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective May 10, 2011, the Company issued a total of 19,558 shares of class B restricted stock to the Company’s outside directors.  These restricted shares represent the annual retainer compensation for outside directors for the period July 1, 2011 through June 30, 2012 and will vest on May 10, 2012.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $22.50 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

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

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  We are currently evaluating the impact that the adoption of the guidance effective January 1, 2012, will have on our consolidated financial statements.

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  This new guidance is to be applied retrospectively.  We have not adopted this guidance and currently we are evaluating the impact that our adoption of this guidance will have on the presentation of our consolidated financial statements.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first six months of 2011, the Company experienced positive cash flow from operations totaling $26.8 million which compares to positive cash flow from operations of $24.8 million generated during the first six months of 2010.  The $2.0 million increase in cash flow from the 2010 period is primarily due to higher net premium volume.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.9 years at June 30, 2011, which is substantially shorter than the Company’s liability average life.

Financing activity for the first six months of 2011 included regular dividend payments to shareholders of $7.5 million ($.50 per share) and the repayment of $5.0 million under the Company’s line of credit.

The Company’s assets at June 30, 2011 included $58.2 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $110.1 million of fixed maturity investments will mature within the twelve-month period following June 30, 2011.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2011, $48.9 million may be transferred by dividend or loan to the parent company during the remainder of 2011 without approval by, or prior notification to, regulatory authorities.  An additional $213.6 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $5.2 million at June 30, 2011.

The Company’s annualized premium writing to surplus ratio for the first six months of 2011 was approximately 75%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2011 to Second Quarter, 2010

Net premiums written during the second quarter of 2011 increased $12.3 million (17.4%) and net premiums earned increased $8.8 million (16.5%) as compared to the same period of 2010.  The Company’s Property and Casualty Insurance segment reported an increase in earned premiums of 7.1% while the Reinsurance segment reported an increase of 61.3%.  In the Property and Casualty Insurance segment, Fleet transportation and Professional Liability were the main sources of the overall increase.  An expected increase in reinsurance earned premium from professional liability offerings was the primary source of the overall increase in the Reinsurance segment with the remainder attributable to reinstatement premium associated with property catastrophe events.  The following table provides information regarding premiums written and earned for each segment for the quarter ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2011

Property & Casualty Insurance	$67,309	$49,247	$47,352
Reinsurance	15,722	15,244	14,992

Totals	$83,031	$64,491	$62,344

2010

Property & Casualty Insurance	$61,153	$38,635	$44,231
Reinsurance	9,580	9,267	9,292

Totals	$70,733	$47,902	$53,523

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 28.8% of premium earned for the current quarter compared to 32.8% a year earlier with the reduction primarily reflective of retentions by the Company on newer lines of business.

Net investment income, before tax, during the second quarter of 2011 was 10.2% lower than the second quarter of 2010 due primarily to lower available interest rates for bonds.  Pre-tax yields averaged 2.4% during the current quarter compared to 2.7% for the prior year period.  Overall after-tax yields decreased from 2.1% to 1.8%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The second quarter 2011 net realized investment losses of $2.0 million resulted primarily from $3.6 million losses reported by limited partnerships, partially offset by $1.6 million in investment gains on direct trading of securities.  Mark-to-market and other-than-temporary impairment adjustments were not significant for the quarter.  Comparative second quarter 2010 investment losses were $2.9 million.  Investment gains result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2011 were $24.0 million higher than that experienced during the second quarter of 2010 due primarily to large reinsurance losses related to catastrophic tornados in Alabama and Missouri occurring in the quarter as well as increased estimates of first quarter catastrophic losses in New Zealand and Japan.  The loss ratios for each segment were as follows:

	2011	2010
Property and Casualty Insurance	66.2%	60.8%
Reinsurance	159.0	46.0
Total	88.5	58.2

The impact of major catastrophic losses recorded in the second quarter added approximately 110 points to the Reinsurance segment loss ratio and 26 points to the total loss ratio for the quarter.  No major catastrophic events occurred during the second quarter of 2010.

Other operating expenses, for the second quarter of 2011, increased $0.6 million, or 3.4%, from the second quarter of 2010.  The majority of this increase relates to higher gross commissions expense on increased premium volume.  The ratio of consolidated other operating expenses to operating revenue decreased to 27.2% during the second quarter of 2011 compared to 30.1% for the 2010 second quarter.

The effective federal tax on consolidated income for the second quarter of 2011 was a $3.2 million benefit.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, most notably the catastrophic property losses, net income decreased $10.5 million during the second quarter of 2011 as compared to the 2010 period.

Comparisons of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Direct premiums written during the first six months of 2011 were 13.5% higher than the 2010 period and net premiums earned increased a similar 14.6% compared to the same period of 2010.  The Company’s Property and Casualty Insurance and Reinsurance segments reported earned premium increases of 8.9% and 39.7%, respectively, for the same reasons noted in the second quarter comparison above.    The following table provides information regarding premiums written and earned for major product lines for the six months ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2011

Property & Casualty Insurance	$139,413	$98,929	$92,870
Reinsurance	28,749	27,793	27,075

Totals	$168,162	$126,722	$119,945

2010

Property & Casualty Insurance	$126,763	$88,970	$85,308
Reinsurance	21,388	20,763	19,381

Totals	$148,151	$109,733	$104,689

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 29.0% of premium earned for the current year period compared to 29.8% a year earlier, the decrease reflective of the impact of newer products.

Net investment income, before tax, during the first six months of 2011 was 11.2% lower than the first six months of 2010 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 2.4% during the current period compared to 2.7% for the prior year period.  Overall after-tax yields decreased from 2.1% to 1.8%.

Net realized investment losses for the first six months of 2011 were $3.4 million, resulting primarily from $5.2 million in losses reported by limited partnerships, partially offset by a $2.5 million gain on direct trading securities.  Mark-to-market and other-than-temporary impairment adjustments were not material during the period.  Realized investment gains were only $0.3 million for the same period in 2010; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the first six months of 2011 were $46.7 million higher than that experienced during the first six months of 2010 with the majority of the increase attributable to catastrophe losses from major earthquakes in Japan and New Zealand, excessive flooding in Australia and tornados in Alabama and Missouri.  Loss ratios for each of the Company’s major product lines were as follows:

	2011	2010
Property & Casualty Insurance	70.3%	60.1%
Reinsurance	205.1	118.1
Total	100.7	70.9

While the first half of 2010 also included significant catastrophic losses, the magnitude of the 2011 losses was much greater.  The approximate impact on the above loss ratios of major catastrophic events was:
2011           Reinsurance segment                                     152%
2011           Total                                           33%
2010           Reinsurance segment                                       99%
2010           Total                                                                   17%

Other operating expenses, for the first six months of 2011, increased $2.7 million, or 7.9%, from the 2010 six-month period.  The majority of this increase relates to expenses that vary directly with increased premium volume.  The ratio of consolidated other operating expenses to operating revenue declined to 28.5% during the 2011 period compared to 29.7% for the 2010 period.

The effective federal tax on consolidated income for the first six months of 2011 was an $11.7 million benefit.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased by $26.2 million as compared with the 2010 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2011, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $134 million.  Of this total, approximately $57 million (43%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2011, limited partnership investments include approximately $52.1 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 10, 2011, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
Advisory vote to approve executive compensation	2,178,435	149	2,100
Advisory vote to set the frequency of shareholder votes to approve executive compensation as annually	2,125,334	52,501	2,849
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011	2,180,683	1	0

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 4, 2011.

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

 BALDWIN & LYONS, INC.

                                      Date  August 9, 2011                                                                  By  /s/ Joseph J. DeVito
                                                                                            Joseph J. DeVito, CEO and President

                                                                                                                                Date  August 9, 2011                                                                    By /s/ G. Patrick Corydon
                                                                                                                                                                                                                                               G. Patrick Corydon,
                                                                                                                                                                                                                                               Executive Vice President – Finance
                                                                  (Principal Financial and
                                                             Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2011

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
                              Sarbanes-Oxley Act

                             EXHIBIT 31.2                                                             electronically filed herewith
                              Certification of CFO
                              pursuant to Section 302 of the
                              Sarbanes-Oxley Act

                             EXHIBIT 32                                                              electronically filed herewith
                              Certification of CEO and CFO
                              pursuant to 18 U.S.C. 1350,
                              as adopted pursuant to Section
                              906 of the Sarbanes-Oxley Act