Form 10-Q/A
period 2011-06-30
BALDWIN & LYONS INC
filed 2011-08-15
CIK 9346

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

 BALDWIN & LYONS, INC.

                                      Date  August 15, 2011                                                                  By  /s/ Joseph J. DeVito
                                                                                            Joseph J. DeVito, CEO and President

                                                                                                                                Date  August 15, 2011                                                                    By /s/ G. Patrick Corydon
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