Form 10-Q
period 2011-09-30
BALDWIN & LYONS INC
filed 2011-11-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                  For Quarter Ended                                                                                 Commission file number
                                                                                                                                                  September 30, 2011                                                                                                0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2011:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,218,367

Index to Exhibits located on page 25.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2011	2010
Assets
Investments:
Fixed maturities	$415,856	$415,554
Equity securities	85,169	96,657
Limited partnerships	55,801	77,352
Short-term	5,144	4,225
	561,970	593,788

Cash and cash equivalents	52,714	38,223
Accounts receivable	50,324	42,953
Reinsurance recoverable	130,484	127,228
Notes receivable from employees	1,287	1,414
Other assets	35,647	34,340
Current federal income taxes	3,431	-
Deferred federal income taxes	12,434	-
	$848,291	$837,946

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$409,107	$344,520
Reserves for unearned premiums	41,889	29,819
Short-term borrowings	10,000	15,000
Accounts payable and accrued expenses	75,393	66,441
Current federal income taxes	-	6,659
Deferred federal income taxes	-	6,772
	536,389	469,211
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2011, 2,623,109; 2010, 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2011, 12,218,367; 2010, 12,187,009	521	520
Additional paid-in capital	48,595	47,874
Unrealized net gains on investments	21,583	33,894
Retained earnings	241,091	286,335
	311,902	368,735
	$848,291	$837,946

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues
Net premiums earned	$60,429	$52,588	$180,374	$157,277
Net investment income	2,779	2,865	8,076	8,833
Commissions and other income	1,421	1,603	4,594	5,024
Net realized gains (losses) on investments, excluding
impairment losses	(16,084)	10,271	(19,398)	10,618
Total other-than-temporary impairment losses on investments	(1,376)	-	(1,494)	(15)
Net realized gains (losses) on investments	(17,460)	10,271	(20,892)	10,603
	47,169	67,327	172,152	181,737

Expenses
Losses and loss expenses incurred	48,637	36,084	169,476	110,268
Other operating expenses	18,713	17,711	55,266	51,583
	67,350	53,795	224,742	161,851
Income (loss) before federal income taxes	(20,181)	13,532	(52,590)	19,886
Federal income taxes (benefits)	(7,210)	4,298	(18,917)	5,121
Net income (loss)	$(12,971)	$9,234	$(33,673)	$14,765

Per share data:
Basic and diluted earnings (losses)	$(.87)	$.62	$(2.27)	$1.00

Dividends paid to shareholders	$.25	$.25	$.75	$1.00

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,826	14,794	14,816	14,779
Dilutive effect of share equivalents	11	15	19	30
Average shares outstanding - diluted	14,837	14,809	14,835	14,809

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2011	2010

Net cash provided by operating activities	$44,589	$36,857
Investing activities:
Purchases of long-term investments	(258,365)	(297,065)
Proceeds from sales or maturities
of long-term investments	247,322	241,158
Net purchases of short-term investments	(919)	(711)
Other investing activities	(1,565)	(2,524)
Net cash used in investing activities	(13,527)	(59,142)
Financing activities:
Dividends paid to shareholders	(11,150)	(14,770)
Repayment on line of credit	(5,000)	(3,000)
Net cash used in financing activities	(16,150)	(17,770)

Effect of foreign exchange rates on cash and cash equivalents	(421)	152

Increase (decrease) in cash and cash equivalents	14,491	(39,903)
Cash and cash equivalents at beginning of period	38,223	79,504
Cash and cash equivalents at end of period	$52,714	$39,601

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

With respect to other-than-temporary impairment of investments, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders’ equity (accumulated other comprehensive income).

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at September 30, 2011 and December 31, 2010:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2011:
U.S. government obligations	$66,227	$66,117	$148	$(38)	$110
Government sponsored entities	350	345	5	-	5
Residential mortgage-backed securities	24,758	24,370	701	(313)	388
Commercial mortgage-backed securities	15,366	15,729	154	(517)	(363)
States and political
subdivisions obligations	196,918	195,692	1,359	(133)	1,226
Corporate securities	90,442	91,428	1,029	(2,015)	(986)
Foreign government obligations	21,795	22,198	245	(648)	(403)
Total fixed maturities	415,856	415,879	3,641	(3,664)	(23)
Equity securities:
Financial institutions	8,972	5,228	4,269	(525)	3,744
Industrial & Miscellaneous	76,197	46,713	32,222	(2,738)	29,484
Total equity securities	85,169	51,941	36,491	(3,263)	33,228
Total available-for-sale securities	$501,025	$467,820	$40,132	$(6,927)	33,205

				Applicable federal income taxes	(11,622)

				Net unrealized gains - net of tax	$21,583

December 31, 2010:
U.S. government obligations	$62,998	$62,882	$150	$(34)	$116
Government sponsored entities	3,324	3,325	7	(8)	(1)
Residential mortgage-backed securities	37,101	36,513	847	(259)	588
Commercial mortgage-backed securities	14,714	14,417	405	(108)	297
States and political
subdivisions obligations	192,706	192,236	1,006	(536)	470
Corporate securities	84,417	83,121	1,931	(635)	1,296
Foreign government obligations	20,294	20,095	354	(155)	199
Total fixed maturities	415,554	412,589	4,700	(1,735)	2,965
Equity securities:
Financial institutions	11,477	4,945	6,559	(27)	6,532
Industrial & Miscellaneous	85,180	42,532	42,947	(299)	42,648
Total equity securities	96,657	47,477	49,506	(326)	49,180
Total available-for-sale securities	$512,211	$460,066	$54,206	$(2,061)	52,145

				Applicable federal income taxes	(18,251)

				Net unrealized gains - net of tax	$33,894

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has two other-than-temporarily impaired fixed maturity securities at September 30, 2011.  The Company had no other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income as of September 30, 2011 and December 31, 2010.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2011 and December 31, 2010, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2011			December 31, 2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	235	$108,401	$(3,327)	214	$152,505	$(1,525)
Greater than 12 months	17	4,841	(337)	16	5,460	(210)
Total fixed maturities	252	113,242	(3,664)	230	157,965	(1,735)
Equity securities:
12 months or less	49	12,593	(2,614)	3	1,676	(66)
Greater than 12 months	17	2,986	(649)	7	2,394	(260)
Total equity securities	66	15,579	(3,263)	10	4,070	(326)
Total fixed maturity and equity securities	318	$128,821	$(6,927)	240	$162,035	$(2,061)

The fair value and the cost or amortized cost of fixed maturity investments, at September 30, 2011, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.
	Fair Value	Cost or Amortized Cost

One year or less	$130,939	$130,748
Excess of one year to five years	212,511	212,323
Excess of five years to ten years	26,028	26,374
Excess of ten years	6,254	6,336
Total maturities	375,732	375,781
Mortgage-backed securities	40,124	40,099
	$415,856	$415,879

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Fixed maturities:
Gross gains	$1,572	$1,311	$3,730	$3,151
Gross losses	(2,048)	(293)	(3,917)	(976)
Net gains (losses)	(476)	1,018	(187)	2,175

Equity securities:
Gross gains	272	3,339	2,501	5,569
Gross losses	(1,195)	(365)	(1,968)	(1,080)
Net gains (losses)	(923)	2,974	533	4,489

Limited partnerships - net gain (loss)	(16,061)	6,279	(21,238)	3,939

Total net gains (losses)	$(17,460)	$10,271	$(20,892)	$10,603

Gain and loss activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

Realized net gains on the disposal of securities	$1,312	$3,466	$3,356	$6,153
Mark-to-market adjustment	(1,353)	-	(1,998)	-
Equity in (losses) of limited partnership
investments - realized and unrealized	(16,061)	6,279	(21,238)	3,939
Impairment:
Write-downs based upon objective criteria	(1,376)	-	(1,494)	(15)
Recovery of prior write-downs
upon sale or disposal	18	526	482	526

Totals	$(17,460)	$10,271	$(20,892)	$10,603

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The net loss from limited partnerships for the quarter and year-to-date ending September 30, 2011 includes an estimated $15,857 and $23,056, respectively, of unrealized losses reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at September 30, 2011 includes approximately $6,651 of unrealized losses reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at September 30, 2011 includes approximately $16,296, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2011 and 2010 comparative periods.

	2011	2010
Quarter ended September 30:
Premiums ceded to reinsurers	$21,699	$18,898
Losses and loss expenses
ceded to reinsurers	9,509	10,422
Commissions from reinsurers	2,976	2,752

Nine months ended September 30:
Premiums ceded to reinsurers	64,145	53,717
Losses and loss expenses
ceded to reinsurers	35,338	8,591
Commissions from reinsurers	8,291	7,246

(4) Comprehensive Income or Loss:
Net comprehensive loss for the quarter ended September 30, 2011 was $29,813 and compares to net comprehensive income of $13,525 for the quarter ended September 30, 2010.  For the first nine months ended September 30, 2011, net comprehensive loss was $46,405 and compares to net comprehensive income of $12,913 for the first nine months ended September 30, 2010.

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

	2011			2010
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended September 30:

Property and Casualty Insurance	$65,419	$45,833	$5,522	$59,084	$42,917	$4,942
Reinsurance	15,072	14,596	(7,737)	11,671	9,671	(1,476)

Totals	$80,491	$60,429	$(2,215)	$70,755	$52,588	$3,466

Nine months ended September 30:

Property and Casualty Insurance	$204,832	$138,703	$13,122	$185,847	$128,225	$18,780
Reinsurance	43,821	41,671	(42,956)	33,059	29,052	(9,088)

Totals	$248,653	$180,374	$(29,834)	$218,906	$157,277	$9,692

The following table reconciles reportable segment income (loss) to the Company’s consolidated loss before federal income benefits, respectively.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Profit (Loss):
Segment profit (loss)	$(2,215)	$3,466	$(29,834)	$9,692
Net investment income	2,779	2,865	8,076	8,833
Net gains (losses) on investments	(17,460)	10,271	(20,892)	10,603
Corporate expenses	(3,285)	(3,070)	(9,940)	(9,242)
Income (loss) before federal income taxes	$(20,181)	$13,532	$(52,590)	$19,886

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Segment profit (loss) includes both net premiums earned and fees and other income (loss) associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(6) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  Principal and interest totaling $1,287 relating to such loans remains outstanding at September 30, 2011 and carry an interest rate of 4.75%, payable annually on the loan anniversary date.  The underlying securities serve as collateral for these loans, which must be repaid no later than 10 years from the date of issue. No additional loans will be made under this program.

(7) Debt:
The Company had $10,000 outstanding as of September 30, 2011 and $15,000 outstanding as of December 31, 2010, under a revolving line of credit expiring September 23, 2014 with a $30,000 limit.  Borrowings under the line carry variable interest rates which averaged 1.14% at September 30, 2011.  The Company has $20,000 remaining unused under the revolving line of credit at September 30, 2011.  The borrowings were used principally for treasury stock repurchases and extra dividend payments.

(8) Taxes:
As of September 30, 2011, the Company’s 2008 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$66,227	$66,227	$-	$-
Government sponsored entities	350	-	350	-
Residential mortgage-backed securities	24,758	-	24,758	-
Commercial mortgage-backed securities	15,366	-	15,366	-
States and political
subdivisions obligations	196,918	-	196,918	-
Corporate securities	89,249	-	73,354	15,895
Options embedded in convertible securities	1,193		1,193
Foreign government obligations	21,795	-	21,795	-
Total fixed maturities	415,856	66,227	333,734	15,895
Equity securities	85,169	85,169	-	-
Short term	5,144	5,144	-
Cash equivalents	53,443	-	53,443	-
	$559,612	$156,540	$387,177	$15,895

As of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$62,998	$62,998	$-	$-
Government sponsored entities	3,324	-	3,324	-
Residential mortgage-backed securities	37,101	-	37,101	-
Commercial mortgage-backed securities	14,714	-	14,714	-
States and political
subdivisions obligations	192,706	-	192,706	-
Corporate securities	84,417	-	67,175	17,242
Foreign government obligations	20,294	-	20,294	-
Total fixed maturities	415,554	62,998	335,314	17,242
Equity securities	96,657	96,657	-	-
Short term	4,225	4,021	204
Cash equivalents	41,385	-	41,385	-
	$557,821	$163,676	$376,903	$17,242

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	2011	2010
Beginning of period balance	$17,242	$14,887
Total gain or losses (realized or unrealized)
Included in earnings	(1,608)	1,938
Included in other comprehensive income	-	(397)
Purchases	5,522	9,136
Settlements	(5,261)	(8,322)
Transfers in and/or out of Level 3	-	-
End of period balance	$15,895	$17,242

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

There were no significant transfers of assets between level 1 and level 2 during the nine months ended September 30, 2011 and 2010.

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

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first nine months of 2011, the Company experienced positive cash flow from operations totaling $44.6 million which compares to positive cash flow from operations of $36.9 million generated during the first nine months of 2010.  The $7.7 million increase in cash flow from the 2010 period is primarily due to higher net premium volume.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.6 years at September 30, 2011, which is substantially shorter than the Company’s liability average life.

Financing activity for the first nine months of 2011 included regular dividend payments to shareholders of $11.2 million ($.75 per share) and the repayment of $5.0 million under the Company’s line of credit.

The Company’s assets at September 30, 2011 included $53.4 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $137.9 million of fixed maturity investments will mature within the twelve-month period following September 30, 2011.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2011, $45.4 million may be transferred by dividend or loan to the parent company during the remainder of 2011 without approval by, or prior notification to, regulatory authorities.  An additional $186.1 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $7.2 million at September 30, 2011.

The Company’s annualized net premium writing to surplus ratio for the first nine months of 2011 was approximately 81%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2011 to Third Quarter, 2010

Net premiums written during the third quarter of 2011 increased $9.7 million (13.8%) and net premiums earned increased $7.8 million (14.9%) as compared to the same period of 2010.  The Company’s Property and Casualty Insurance segment reported an increase in earned premiums of 6.8% while the Reinsurance segment reported an increase of 50.9%.  In the Property and Casualty Insurance segment, fleet transportation and professional liability were the main sources of the overall increase.  Casualty reinsurance was responsible for the increase to the Reinsurance segment as property reinsurance premiums were flat for the period.  The following table provides information regarding premiums written and earned for each segment for the quarter ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

2011
Property & Casualty Insurance	$65,419	$44,606	$45,833
Reinsurance	15,072	14,594	14,596

Totals	$80,491	$59,200	$60,429

2010
Property & Casualty Insurance	$59,084	$44,970	$42,917
Reinsurance	11,671	11,358	9,671

Totals	$70,755	$56,328	$52,588

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 31.8% of premium written for the current quarter compared to 23.9% a year earlier with the increase reflective of changes in treaty structures as well as the impact of new products which are ceded at significantly higher proportions than legacy products.

Net investment income, before tax, during the third quarter of 2011 was 3.0% lower than the third quarter of 2010 due primarily to lower available interest rates for bonds.  Pre-tax yields averaged 2.4% during the current quarter compared to 2.6% for the prior year period.  Overall after-tax yields decreased from 1.9% to 1.8%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The third quarter 2011 net realized investment losses of $17.5 million resulted primarily from $16.1 million in losses and fair value reductions reported by limited partnerships, partially offset by $1.3 million in investment gains realized on direct trading of securities.  Mark-to-market and write down adjustments also contributed to the overall loss for the quarter.  Comparative third quarter 2010 overall investment gains were $10.3 million.  Investment gains result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2011 were $12.6 million higher than that experienced during the third quarter of 2010 due primarily to large reinsurance losses related to Hurricane Irene and other large storms affecting the United States during the quarter as well as increased estimates of first and second quarter catastrophic losses.  The loss ratios for each segment were as follows:

	2011	2010
Property and Casualty Insurance	66.2%	65.4%
Reinsurance	125.3	83.1
Total	80.5	68.6

While 2010 was also impacted by large catastrophic losses, the magnitude of the 2011 losses caused by catastrophic events was much greater.  The approximate impact for the quarter on the above loss ratios of major catastrophic events was:
2011           Reinsurance segment                                  112%
2011           Total                                                                 27%
2010           Reinsurance segment                                    47%
2010           Total                                                                   9%

Other operating expenses, for the third quarter of 2011, increased $1.0 million, or 5.7%, from the third quarter of 2010.  The majority of this increase relates to higher gross commissions expense on increased premium volume.  The ratio of consolidated other operating expenses to operating revenue decreased to 29.0% during the third quarter of 2011 compared to 30.1% for the 2010 third quarter.

The effective federal tax on consolidated income for the third quarter of 2011 was a $7.2 million benefit.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, most notably the catastrophic property losses and the significant net realized investment losses, net income decreased $22.2 million during the third quarter of 2011 as compared to the 2010 period.

Comparisons of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Direct premiums written during the first nine months of 2011 were 13.6% higher than the 2010 period and net premiums earned increased a similar 14.7% compared to the same period of 2010.  The Company’s Property and Casualty Insurance and Reinsurance segments reported earned premium increases of 8.2% and 43.4%, respectively, for the same reasons noted in the third quarter comparison above.  The following table provides information regarding premiums written and earned for major product lines for the nine months ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2011

Property & Casualty Insurance	$204,832	$143,536	$138,703
Reinsurance	43,821	42,387	41,671

Totals	$248,653	$185,923	$180,374

2010

Property & Casualty Insurance	$185,847	$133,940	$128,225
Reinsurance	33,059	32,121	29,052

Totals	$218,906	$166,061	$157,277

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 29.9% of premium written for the current year period compared to 27.9% a year earlier, the increase reflective of the impact of newer products.

Net investment income, before tax, during the first nine months of 2011 was 8.6% lower than the first nine months of 2010 for the same reasons noted in the quarterly comparison.  Pre-tax yields averaged 2.4% during the current period compared to 2.7% for the prior year period.  Overall after-tax yields decreased from 2.0% to 1.8%.

Net realized investment losses for the first nine months of 2011 were $20.9 million, resulting primarily from $21.2 million in losses and fair value changes reported by limited partnerships, partially offset by a $3.4 million gain realized on direct trading securities.  Mark-to-market and write down adjustments also contributed $3.0 million to the overall loss for the period.  Overall investment gains were $10.6 million for the same period in 2010; however, investment gains occur based on decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the first nine months of 2011 were $59.2 million higher than that experienced during the first nine months of 2010 with the majority of the increase attributable to an unprecedented series of worldwide and domestic catastrophe losses during the period.  Loss ratios for each of the Company’s major product lines were as follows:

	2011	2010
Property & Casualty Insurance	69.0%	61.9%
Reinsurance	177.1	106.5
Total	94.0	70.1

While the first nine months of 2010 also included significant catastrophic losses, the magnitude of the 2011 losses was much greater.  The approximate impact on the above loss ratios of major catastrophic events was:
2011           Reinsurance segment                                  139%
2011           Total                                                                 31%
2010           Reinsurance segment                                    78%
2010           Total                                                                 14%

Other operating expenses, for the first nine months of 2011, increased $3.7 million, or 7.1%, from the 2010 nine-month period.  The majority of this increase relates to expenses that vary directly with increased premium volume.  The ratio of consolidated other operating expenses to operating revenue declined to 28.6% during the 2011 period compared to 30.1% for the 2010 period.

The effective federal tax on consolidated income for the first nine months of 2011 was an $18.9 million benefit.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased by $48.4 million as compared with the 2010 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2011, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $130 million.  Of this total, approximately $48 million (37%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2011, limited partnership investments include approximately $40.0 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

 BALDWIN & LYONS, INC.

                                                                                                                                                Date     November 9, 2011                                                                       By  /s/ Joseph J. DeVito
                                                                                                                                                                Joseph J. DeVito, CEO and President

                                                                                                                                                Date     November 9, 2011                                                                       By  /s/ G. Patrick Corydon
                                                                                                                                                               G. Patrick Corydon,
                                                                                                                                                               Executive Vice President – Finance
                                                                                                                                                               (Principal Financial and
                                                                                                                                                               Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2011

INDEX TO EXHIBITS

                                                                                                                                 Begins on sequential
                                                                                                                                  page number of Form
                                                                                                                                  Exhibit Number                                                                                   10-Q           _

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