Form 10-K
period 2011-12-31
BALDWIN & LYONS INC
filed 2012-03-15
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended                                                                                                                                                            Commission file number 0-5534
December 31, 2011
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

Yes ___ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ✓    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer  ✓     Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  ✓

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2011, based on the closing trade prices on that date, was approximately $199,155,221.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2012:
Common Stock, No Par Value:                                                                      Class A (voting)                                            2,623,109 shares
           Class B (nonvoting)                                     12,225,348 shares

The Index to Exhibits is located on pages 80 and 81.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 8, 2012 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance and the assumption of property and casualty reinsurance.  B&L’s principal subsidiaries are: Protective Insurance Company (referred to herein as "Protective"), with licenses in all 50 states, the District of Columbia and all Canadian provinces;  Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines business in 46 states and licensed in Indiana; Sagamore Insurance Company (referred to herein as "Sagamore"), which is licensed in 47 states and approved for excess and surplus lines business in one additional state; B&L Brokerage Services, Inc., (referred to herein as "BLBS"), an Indiana domiciled insurance broker licensed in all 50 states; and B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.  Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context clearly indicates otherwise.

Approximately 71% of the gross direct property and casualty insurance premiums written by the Insurance Subsidiaries during 2011 were attributable to business produced directly or indirectly by B&L.  The remaining 29% of the gross direct property and casualty insurance premiums written by the Insurance Subsidiaries during 2011was originated through an extensive network of independent agents on both a retail and wholesale basis and through a limited number of arrangements with managing general agencies.

The Insurance Subsidiaries cede portions of their gross premiums written to several non-affiliated reinsurers under excess of loss and quota-share treaties and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss among several reinsurers.   In addition to the assumption of reinsurance, described below, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks.  These assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.   Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed by the Insurance Subsidiaries.

The Insurance Subsidiaries serve a variety of specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed largely by the B&L agency organization directly to fleet transportation clients but also through relationships with non-affiliated brokers and, to a lesser degree, through specialized independent agents.  Broker or agent intermediaries are typically used for smaller accounts.  The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:

-	Commercial motor vehicle liability, physical damage and other liability insurance.
-	Workers' compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors.
-	Non-trucking motor vehicle liability insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine consisting principally of cargo insurance.
-	“Captive” insurance company products, which are provided through BLI in Bermuda.

B&L also performs a variety of additional services, primarily for the Company’s insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist customers in monitoring their accident data.  Extensive claims handling services are also provided, primarily to clients with self-insurance programs.

Reinsurance Assumptions

The Company accepts cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.

Approximately 64% of current net reinsurance premium earned in 2011 was related to property coverages, principally reinsuring against catastrophic events.  Approximately two-thirds of this premium was produced through a small number of retrocessions with Lloyds of London syndicates with the balance produced through an exclusive managing general agency partnership.  Property reinsurance is concentrated in upper layers of coverage so that only major catastrophic events would be expected to have a material impact on the Company’s operations or financial position.

The remaining 36% of net reinsurance premium earned during 2011 relates to domestic professional liability coverages provided to small and medium sized insurance companies and produced through a network of independent brokers.

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

The consolidated balance sheets include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company’s ultimate net exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

The Company’s reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis loss reserves, which comprise approximately 65% of total gross reserves at December 31, 2011, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples.  Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis and comprise approximately 29% of total gross reserves at December 31, 2011.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using Company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are a combination of case basis and bulk reserves representing the Company’s estimate of the costs associated with the claims handling process and comprise approximately 6% of total gross reserves at December 31, 2011.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 29 in Management’s Discussion and Analysis.

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

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2011 have been reduced by approximately $6.5 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.2 million lower for the year ended December 31, 2011.

For policies inforce at December 31, 2011, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million.  Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by the Company but 100% reinsured.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to current treaty and facultative reinsurance arrangements the Company’s maximum exposure to loss from a single occurrence ranges from approximately $.25 million to $1.6 million for the vast majority of risks insured although, for certain losses occurring in current and prior policy years, maximum exposure could be as high as $3.7 million for a single occurrence.  Reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.  Net premiums earned and losses incurred by the Company for  2011, 2010 and 2009 each include $28.7 million, $23.4 million and $15.8 million, respectively, related to such deductible provisions inforce during these years.

The Company is cedent under numerous reinsurance treaties covering its varied product lines.  Treaties are written on an annual basis, each with its own renewal date throughout the year.  Treaty renewals are expected to occur annually in the foreseeable future.  Because the Company occasionally offers multiple year policies and because losses from many of its products take years to develop, losses reported in the current year may be covered by a number of older reinsurance treaties with higher or lower loss retentions than those provided by current treaty provisions.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2011, 2010 and 2009.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2011.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2011 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2011	2010	2009
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$218,629	$203,253	$231,633

Provision for losses and LAE:
Claims occurring during the current year	225,251	154,775	108,935
Claims occurring during prior years	(9,696)	(8,823)	(9,584)
	215,555	145,952	99,351
Payments of losses and LAE:
Claims occurring during the current year	71,699	56,394	41,302
Claims occurring during prior years	72,393	74,182	84,777
	144,092	130,576	126,079
Other reserve adjustment	-	-	(1,652)
Liability for losses and LAE at end of year	290,092	218,629	203,253

Reinsurance recoverable on unpaid losses
at end of the year	131,464	125,891	155,778

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$421,556	$344,520	$359,031

The reconciliation above shows that a savings of $9.7 million was developed in the liability for losses and LAE recorded at December 31, 2010, with comparative developments for the two previous calendar years.  The following table is a summary of the $9.7 million reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2010	(Savings) Deficiency Recorded During 2011	% (Savings) Deficiency

2010	$98,381	$(12,720)	(12.9%)
2009	32,174	169	.5%
2008	27,486	(1,370)	(5.0%)
2007	11,522	(1,652)	(14.3%)
2006	5,259	1,910	36.3%
2005 & prior	43,807	3,967	9.1%

	$218,629	$(9,696)	(4.4%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2005 &Prior	2006	2007	2008	2009	2010

Losses and allocated loss expenses developed on cases known to exist at December 31, 2010	$3,594	$1,333	$(830)	$740	$4,693	$(455)
Losses and allocated loss expenses reported on cases unknown at December 31, 2010	281	10	11	208	516	3,405
Unallocated loss expenses paid	515	112	218	793	478	1,855

Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(260)	389	(608)	(2,983)	(6,620)	(18,395)
Net (savings) deficiency on losses from directly- produced business	4,130	1,844	(1,209)	(1,242)	(933)	(13,590)
(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	(163)	66	(443)	(128)	1,102	870

Net savings	$3,967	$1,910	$(1,652)	$(1,370)	$169	$(12,720)

Loss and loss expense developments (savings) deficiency, presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2011	2010	2009
Property and casualty insurance	$(7,417)	$(6,567)	$(13,526)
Reinsurance	(2,279)	(2,256)	3,942
Totals	$(9,696)	$(8,823)	$(9,584)

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2010, losses reported which were previously unknown at December 31, 2010 (incurred but not reported), unallocated loss expense paid related to accident years 2010 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in both voluntary reinsurance policies and treaties and government mandated pools.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies, retrocessionaires and residual market administrators and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment. Development on residual market business was $1.1 million, $.5 million and $.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Reserves on this business are established by the regulatory entities and, accordingly, development on these losses is dependent on the adequacy of loss reserving by these entities.

The Property and casualty insurance segment has historically constituted the largest portion of net reserve development savings.  As shown, the savings from this segment ranged from $6.6 million in 2010 to $13.5 million in 2009.  This fluctuation reflects the variability associated with the larger claims covered by the Company, as well as fluctuations in the Company’s net retentions.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the widely fluctuating use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for reinsurance, with a $2.3 million savings during 2011, is heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies.  While the Company evaluates the sufficiency of such reserving, considering the number of different entities involved and the fact that the Company must rely on external sources of information, the savings or deficiency developed from these products will likely fluctuate from year to year.  We have found this to be particularly true during years when large catastrophic events occur near year end.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has little exposure to environmental losses and activity during the three year period ending 2011 has been insignificant.

Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $9.7 million in net savings developed during 2011 represents approximately 35% of pre-tax net loss before realized capital losses for 2011 but only 4.4% of December 31, 2010 net loss and LAE reserves, which is well within the acceptable range of variation for the Company’s diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980's.  This process has proven to be fully adequate with no overall deficiencies developed since 1985.  There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2011 for most lines of business.  However, the average settlement amounts of severe fleet transportation claims have tended to increase in recent years.

As described on page 4, changes have occurred in the Company's net per accident exposure under reinsurance agreements in place during the periods presented in the previous table.  It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile.  This is because there are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger and more complex the loss, the greater the likelihood that litigation will become involved in the settlement process.  Consequently, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2011 consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

  Liability reported on a SAP basis - net of reinsurance recoverable                   $ 296,232

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                                                                                 131,464
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                                                                                            360

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                                                                            (6,500)

  Liability reported on a GAAP basis                                                                                                             $ 421,556

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end from 2001 through 2010, as of December 31, 2011, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2011.  For example, the 2001 liability has developed a $12.9 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2010 have produced redundancies as of December 31, 2011.  In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically.  Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2011 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2011, the Company had paid $92.5 million of losses and LAE that had been incurred, but not paid, as of December 31, 2001; thus an estimated $32.0 million (26%) of losses incurred through 2001 remain unpaid as of the current financial statement date ($124.5 million incurred less $92.5 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby many claims do not settle for more than ten years.

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

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2001 through December 31, 2010, as of December 31, 2011, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

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

The Company's reserves for unpaid losses and loss expenses at December 31, 2011 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2011.

Space intentionally left blank

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$137,406	$144,267	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092

Liability Reestimated
as of:
One Year Later	127,398	130,681	147,468	193,445	225,183	228,211	227,423	222,049	194,430	208,933
Two Years Later	118,055	125,731	142,771	180,455	209,774	207,818	216,730	208,702	198,220
Three Years Later	118,712	124,693	137,502	171,332	200,955	199,503	206,445	210,562
Four Years Later	119,925	124,714	134,661	171,225	198,376	192,678	210,170
Five Years Later	120,757	124,507	135,418	171,005	191,846	198,023
Six Years Later	121,406	124,609	136,623	167,590	195,348
Seven Years Later	121,599	124,606	135,415	170,951
Eight Years Later	121,409	124,809	138,191
Nine Years Later	122,274	127,462
Ten Years Later	124,515

Cumulative Redundancy	$12,891	$16,805	$24,233	$36,186	$46,782	$51,472	$34,330	$21,071	$5,033	$9,696

Cumulative Amount of
Liability Paid Through:
One Year Later	$30,249	$39,956	$38,234	$60,343	$59,581	$58,956	$76,970	$84,777	$74,182	$72,393
Two Years Later	55,724	57,522	62,380	84,265	94,947	100,990	124,870	120,628	107,413
Three Years Later	64,489	69,959	74,198	102,692	117,522	127,011	145,857	142,731
Four Years Later	71,038	76,408	82,479	116,198	136,652	143,612	157,724
Five Years Later	75,878	81,121	91,607	124,176	148,039	151,662
Six Years Later	79,668	85,064	96,009	128,592	154,573
Seven Years Later	83,405	88,239	99,410	132,775
Eight Years Later	86,465	91,379	102,797
Nine Years Later	89,374	94,460
Ten Years Later	92,482

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$246,816	$277,309	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556

Liability Reestimated as of
December 31, 2010	263,418	295,140	317,736	362,213	320,684	294,735	303,673	305,815	305,197	328,515

Cumulative (Deficiency) Redundancy	(16,602)	(17,831)	24,713	77,959	109,589	114,677	74,943	83,743	53,833	16,005

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	109,410	133,042	180,025	233,035	188,143	159,917	134,116	157,925	155,777	125,891	131,464

Liability Reestimated as of
December 31, 2010	138,903	167,678	179,545	191,262	125,336	96,712	93,503	95,253	106,977	119,582

Cumulative (Deficiency) Redundancy	(29,493)	(34,636)	480	41,773	62,807	63,205	40,613	62,672	48,800	6,309

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	137,406	144,267	162,424	207,137	242,130	249,495	244,500	231,633	203,253	218,629	290,092

Liability Reestimated as of
December 31, 2010	124,515	127,462	138,191	170,951	195,348	198,023	210,170	210,562	198,220	208,933

Cumulative Redundancy	12,891	16,805	24,233	36,186	46,782	51,472	34,330	21,071	5,033	9,696

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its largest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  The Company also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractors who are fleet owners.  In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance.  The Company’s fleet transportation offerings also include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2011, fleet transportation products generated approximately 63% of direct premium written and assumed by the Company.

Since 1992, the Company has accepted reinsurance cessions and retrocessions, principally property coverages for catastrophe exposures, from selected insurers and reinsurers.  The Company is committed to participation in this market, although participation levels depend on the adequacy of pricing, which can vary widely from time to time.  In determining the volume of catastrophe reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML), generally defined as a 1-in-250 year event (.4% probability of occurrence based on sophisticated modeling programs), within a given geographic area.  As retrocessions are considered, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits.  As of December 31, 2011, the Company’s modeled estimate of its largest zonal exposure to a PML from a single event is approximately 16% of consolidated surplus before state and federal tax credits and reinstatement premiums which would reduce the impact to approximately 9% of surplus.  Beginning in 2010, the Company has accepted reinsurance cessions for a limited amount of professional liability coverages from small and medium sized insurance companies.

Since 1995, the Company has sold private passenger automobile insurance.  This program is currently being marketed in nine mid-western and southern states through independent agents.  Sagamore utilizes state-of-the-art technology extensively in marketing its private passenger automobile insurance products in order to provide superior service to its agents and insureds.

Beginning in the second quarter of 2009, the Company began underwriting a limited program of commercial property and business owners’ liability policies in the state of Florida, utilizing its excess and surplus lines authority and the services of a managing general agency.

Beginning in the first quarter of 2010, the Company began underwriting miscellaneous professional liability coverages through wholesale and retail agents and brokers on both an admitted and surplus lines basis.  The distribution platform for this product was expanded in 2011 to include limited programs with a managing general agent as well as retail agents.

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

At December 31, 2011 the financial statement value of the Company's investment portfolio was approximately $638 million, including $82 million of money market funds classified as cash equivalents.  The adjusted cost of the portfolio was $597 million with the $41 million difference representing unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2011	2010

State and municipal obligations	31.7%	33.0%
Corporate securities	15.4	14.3
U.S. government obligations	12.2	10.8
Short-term and money markets	14.3	7.8
Residential mortgage-backed securities	3.6	6.3
Foreign government obligations	3.6	3.4
Commercial mortgage-backed securities	1.9	2.5
Government sponsored entities	0.1	0.5
Total fixed maturities	82.8	78.6
Equity securities	8.0	8.1
Limited partnerships (equity basis)	9.2	13.3
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 77.6% of the market value of the Company’s total invested assets at December 31, 2011.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $5.5 million (1.0% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company’s fixed maturity portfolio has a very short duration and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2011, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 142% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

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

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2011.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2011	2010
Less than one year	48.8%	41.2%
1 to 5 years	41.4	41.6
5 to 10 years	2.8	4.2
More than 10 years	7.0	13.0
	100.0%	100.0%

Average life of portfolio (years)	3.1	4.5

Approximately $35.6 million of fixed maturity investments (5.6% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of nearly 100 investments, including insurance linked securities.

The market value of the consolidated fixed maturity portfolio was $.5 million greater than cost at December 31, 2011, before income taxes, which compares to a $3.0 million unrealized gain at December 31, 2010.  The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance issued in April 2009. As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  In 2011, the net effect of OTTI adjustments to fixed maturity securities was $.6 million with securities owned at year end having a $.1 million non credit related loss treated as unrealized.  In 2010, there were no OTTI adjustments to fixed maturity securities.  The current net unrealized gain consists of $3.7 million of gross unrealized gains and $3.2 million of gross unrealized losses.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 13.8% of the market value of the consolidated investment portfolio at December 31, 2011, but only 8.0% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 140 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $3.3 million at December 31, 2011 (.6% of total invested assets).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $32.8 million pre-tax unrealized gain at the current year end using original cost and over $40.4 million in unrealized gains using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2011 generated both gains and losses but netted to a realized gain of $5.0 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, decreased investment gains from equity securities by less than $.1 million for the year before taxes.  The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio were $40.4 million, before tax at December 31, 2011 compared to $49.2 million at December 31, 2010.  The current net unrealized gain consists of $41.7 million of gross unrealized gains and $1.3 million of gross unrealized losses.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2011, the aggregate original investment in the limited partnerships was $30.0 million and the aggregate carrying value was $54.7 million.

As a group, these investments experienced decreases in value during 2011, with the aggregate of the Company’s share of such losses reported by the limited partnerships totaling approximately $21.9 million.  The decrease in value is composed of estimated realized losses of $1.3 million and decreases in estimated unrealized gains of $20.6 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $28.9 million and estimated unrealized losses of $4.2 million.

The Company follows the equity method of accounting for its limited partnership investments and, accordingly, records the total change in value as a component of net gains or losses on investments.  However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions.  Further, assets purchased with reinvested realized gains can also diminish in value.  In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.  Limited partnerships also are highly illiquid investments and the Company’s ability to withdraw funds is generally subject to significant restrictions.

Investment Yields

Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company’s fixed maturity investments are maintained, continued at historically low levels during 2011.  As a result, pre-tax net investment income decreased $.6 million, or 5% and after tax income decreased $.5 million, or 6% during 2011.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2011	2010
Before federal tax:
Investment income	2.4%	2.6%
Investment income plus investment gains (losses)	(0.9)	5.8

After federal tax:
Investment income	1.8	2.0
Investment income plus investment gains (losses)	(0.4)	4.0

Readers are also directed to the Results of Operations beginning on page 24 of this document for additional details of investment operations.

Regulatory Framework

The Company’s businesses are currently subject to insurance industry regulation by each of the fifty states in which the Company’s subsidiaries are licensed.  In addition, minor portions of the Company’s business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  There can be no assurance that laws and regulations will not be changed by one or more of these regulatory bodies in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government has undertaken a substantial review and revision of the regulation and supervision of financial institutions, including insurance companies as well as tax laws and regulation, which could impact the Company’s operations and performance.  While it is currently expected that federal government regulation will be focused on the largest financial companies, additional regulations are likely to increase the cost of compliance to the Company.  Further, while management is not aware of any significant pending changes, the Company is also subject to regulatory risks from changes to state and federal tax laws that may affect the treatment of insurance related deductions or income recognition.

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company’s ability to generate income from its insurance operations.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has consistently maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business and therefore having a detrimental effect on the Company.  Also, the ability for the Company’s insurance subsidiaries to increase insurance rates is heavily regulated for significant portions of the Company’s business and such rate increases can be denied or delayed for substantial periods by regulators.

Employees

As of December 31, 2011, the Company had 330 employees, an increase of 31 employees from the prior year end.

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

Item 101(b), (c)(1)(i) and (vii), and (d) of Regulation S-K:

Reference is made to Note J to the consolidated financial statements which provide information concerning industry segments and is filed herewith under Item 8, Financial Statements and Supplementary Data.

Item 1A.  RISK FACTORS

•
The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources.  Further, this industry is heavily regulated.  Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance operations.  The Company’s principal subsidiaries are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces and Bermuda.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  Failure to maintain compliance could result in various governmental regulators preventing the Company from writing new business and therefore having a material impact on the Company.  Further, the ability for the Company’s insurance subsidiaries to adjust insurance rates is regulated for significant portions of the Company’s business and such rate adjustments can be denied or delayed for substantial periods by regulators.

•
The Company has two classes of common stock with unequal voting rights.  The Company is effectively controlled by its principal stockholders and management, which limits other stockholders’ ability to influence operations.  The Company’s executive officers, directors and principal stockholders and their affiliates control nearly 63% of the outstanding shares of voting Class A common stock and 33% of the outstanding shares of non-voting Class B common stock.  These parties effectively control the Company, direct its affairs, exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

•
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. While the Company has not experienced any significant reinsurance losses for over twenty five years, certain of our historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies.  If we are not able to collect the amounts due to us from reinsurers, the resultant credit losses could materially adversely affect our results of operations, equity, business and insurer financial strength.

•
Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders.  A large portion of losses recorded by the Company are estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Reserves represent our best estimate at a given point in time. Insurance reserves are not an exact calculation of liability but instead are complex estimates derived by us, generally utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement. Many of these uncertainties are not precisely quantifiable and require significant judgment on our part.  As trends in underlying claims develop, particularly in so-called “long tail”, we are sometimes required to revise our reserves. This results in a charge to our earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made.  These charges can be substantial and can potentially have a material impact, either positively or negatively, on our calendar year results of operations and shareholders’ equity.

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

•
The Company derives a significant percentage of its direct premium volume from FedEx Ground Systems, Inc (“FedEx Ground”) and certain of its subsidiaries and related entities, and from insurance coverage provided to independent service providers under contract with FedEx Ground.  While the loss of this major customer could severely reduce the Company’s revenue and earnings potential, insurance programs provided to FedEx Ground and programs provided to the independent service providers under contract with FedEx Ground are not necessarily dependent upon one another and, therefore, could be viewed as separate entities.

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

•
The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions.  A decline in the aggregate value of the equity securities and limited partnership investments would result in a commensurate decline in the Company’s shareholders equity, either through the income statement or directly to surplus.  The resultant decline could, at least temporarily, materially adversely affect the Company’s results of operations, equity, business and insurer financial strength.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of December 31, 2011, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2011 and 2010, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2011:
Fourth Quarter	$25.43	$21.41	$24.40	$20.22	$.25
Third Quarter	26.50	23.00	25.58	20.02	.25
Second Quarter	27.00	20.72	24.46	21.51	.25
First Quarter	22.39	19.99	24.54	21.22	.25

2010:
Fourth Quarter	23.96	20.11	25.68	22.80	1.25
Third Quarter	24.49	20.00	25.65	20.63	.25
Second Quarter	25.75	19.71	26.35	20.00	.25
First Quarter	26.52	20.88	26.64	22.42	.50

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

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2006, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

Total Return Performance
125
100
75
50
Index Value
Baldwin & Lyons, Inc.
NASDAQ Insurance Index
Russell 2000
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Baldwin & Lyons, Inc.	100.00	114.18	79.33	112.96	118.27	114.49
NASDAQ Insurance Index	100.00	100.86	91.18	94.19	111.26	117.53
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$334,526	$295,802	$250,159	$221,942	$207,367

Net premiums earned	244,570	214,738	181,300	182,299	179,065

Net investment income	10,729	11,335	13,971	17,063	19,595

Net gains (losses) on investments	(17,803)	16,485	30,816	(47,750)	40,096

Losses and loss expenses incurred	215,555	145,952	99,351	115,752	107,781

Net income (loss)	(28,175)	25,015	44,802	(7,713)	55,131

Earnings per share -- net income (loss) 1	(1.90)	1.69	3.04	(.51)	3.63

Cash dividends per share 2	1.00	2.25	1.00	1.00	1.65

Investment portfolio 3	637,681	635,174	622,085	545,491	650,538

Total assets	887,031	837,946	851,315	777,743	842,833

Shareholders' equity	319,061	368,735	372,943	330,067	380,718

Cost of treasury shares purchased	-	-	880	8,908	-

Book value per share 1	21.49	24.90	25.31	22.32	24.98

Underwriting ratios 4

Losses and loss expenses	88.1%	68.0%	54.8%	63.5%	60.2%

Underwriting expenses	30.2%	31.0%	35.8%	30.9%	30.9%

Combined	118.3%	99.0%	90.6%	94.4%	91.1%

 1   Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

2	Includes extra dividends of $1.25 and $.65 for 2010 and 2007, respectively.

3	Includes money market instruments classified with cash in the Consolidated Balance Sheets.

4	Data is for all coverages combined, does not include fee income and is presented based upon U.S. generally accepted accounting principles.

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2011, cash flow from operations totaled $54.3 million compared to $49.5 million in 2010.  This comparative increase in operating cash flow resulted from increases in net premiums collected and lower federal tax payments largely offset by corresponding increases in losses paid in 2011.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity.  As flat yield curves have not provided a strong incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company’s bond and short-term investment portfolio decreased from 4.5 to 3.1 years during 2011.  The average duration of the Company’s fixed maturity portfolio is shorter than the contractual maturity average and much shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2011 included $85.4 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $152.0 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s insurance subsidiaries for 2011 equaled approximately 56% of the combined statutory surplus of these subsidiaries.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2011, $84.7 million, or 27% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $30 million unsecured line of credit and has $10.0 million of drawings outstanding on this line at December 31, 2011, the proceeds of which were used principally for treasury stock repurchases, dividend payments and other corporate expenditures.

Results of Operations

2011 Compared to 2010

Direct premiums written for 2011 totaled $274.1 million, an increase of $24.4 million (10%) from 2010.  The increase is primarily attributable to $23.7 million (13%) in premiums generated by fleet transportation products and $9.5 million in premiums generated by professional liability business.  Premiums ceded to reinsurers on direct business increased $8.2 million (11%) during 2011 to $84.1 million, as the consolidated percentage of premiums ceded to direct premiums written remained relatively level at 30.7% for 2011 compared to 30.4 % for 2010.

Written premiums assumed from other insurers and reinsurers totaled $60.4 million during 2011, an increase of $14.3 million (31%) from 2010.  The increase is related almost entirely to the expansion of the Company’s professional liability reinsurance business which was launched in 2010.  Premium ceded related to the reinsurance assumed business remained level with the 3% average rate from 2010.

After giving effect to changes in unearned premiums, net premiums earned totaled $244.6 million for 2011 compared to $214.7 million for 2010, an increase of 13.9%.  These changes are in line with expectations and result from product expansion and continuing marketing efforts in the Property and Casualty Insurance segment and from the continued growth of professional liability reinsurance within the Reinsurance segment.

Pre-tax investment income of $10.7 million during 2011 was 5% lower than the 2010 total as pre-tax yields were down nearly 8% on average, reflecting continuing depressed worldwide available rates, principally on short-term investments.  After tax investment income decreased by a similar 6% during 2011, compared to the prior year.

Net losses on investments, before taxes, totaled $17.8 million in 2011 compared to net gains on investments of $16.5 million during 2010.  The net losses in 2011 are attributable to $21.9 million in limited partnerships net losses partially offset by $4.1 million in fixed maturity and equity security net direct trading gains.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of losses in these entities represented a 29% decline in value for 2011 compared to an appreciation in value of 12% for 2010.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2011, approximately $20.6 million (94%) of the net loss was attributable to a reduction in unrealized gains and only 6% resulted from realized transactions.  Recoveries of $1.3 million on previously impaired available-for-sale securities that were sold in 2011 are included in the fixed maturity and equity security net gains stated above.

Losses and loss expenses incurred during 2011 increased $69.6 million (48%) to $215.6 million with virtually all of the increase attributable to catastrophe losses of $66.6 million with the remainder attributable to increased premium volume.  The 2011 consolidated loss and loss expense ratio was 88.1% compared to 68.0% for 2010.  The Company's loss and loss expense ratios for major product lines are summarized in the following table.

	2011	2010
Fleet transportation	68.8%	58.8%
Private passenger automobile	72.2	85.0
Commercial multi-peril	50.8	47.0
Professional liability	68.6	N/M
Property reinsurance	202.9	94.9
Casualty reinsurance	60.6	68.0
Residual market and all other	144.3	127.7
All lines	88.1	68.0

The fleet transportation loss ratio was impacted by factors such as fluctuations in premium volume, the levels of self-insured retentions and the high policy limits which allow for more volatility in losses.  The property reinsurance loss ratio was higher in 2011 as the result of a historically unprecedented number of significant world-wide catastrophe losses.  Losses from large catastrophic events during 2011 totaled $66.6 million compared to $25.2 million during 2010, itself a historically severe year for international catastrophic events.

The Company produced an overall savings on the handling of prior year claims during 2011 of $9.7 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $8.8 million savings produced during 2010 on prior year claims. The $7.4 million net savings attributable to the property and casualty insurance business was distributed among all of the Company’s products, with the majority attributable to the Company's fleet transportation and personal automobile businesses, and is generally consistent with recent prior years.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2011, before credits for allowances from reinsurers, increased $6.0 million (8%) to $84.8 million.  This increase is due primarily to a $6.2 million increase in commission expense partially offset by decreases in salary related expenses and taxes, licenses and fees.  The higher commissions reflect expansion of the Company’s distribution channels to additional non-affiliated agents.

Reinsurance ceded credits were $1.4 million (14%) higher in 2011, resulting from increased gross premiums written on business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $4.6 million, or 7% from the prior year, well below the increase in net premiums earned, as noted above.

A portion of the Company’s fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses.  In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.2% in 2011 and 31.0% in 2010.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 28.1% for 2011 compared with 29.5% for 2010 with the decreases in both cases attributable to the fact that expenses grew at a slower pace than premium volume.

The effective federal tax rate on the consolidated pre-tax loss for 2011 was 37.8%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Due to an unprecedented amount of significant catastrophic losses coupled with significant net investment losses, the Company experienced net loss for 2011 of $28.2 million compared to net income of $25.0 million for 2010.  Diluted earnings per share loss of $1.90 were recorded in 2011 compared to per share income of $1.69 in 2010.

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

	2010	2009
Fleet transportation	58.8%	56.0%
Private passenger automobile	85.0	70.6
Commercial multi-peril	47.0	63.9
Reinsurance	94.9	40.9
All lines	68.0	54.8

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

Approximately 72% of the Company’s assets are composed of investments at December 31, 2011.  Approximately 91% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 9% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While the majority of the underlying assets at December 31, 2011 are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

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

In determining if and when an equity security’s decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual equity security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery.  For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary.  In those instances, the Company also considers its intent and ability to hold equity investments until recovery can be reasonably expected.  For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss.  Declines which are considered to be temporary are recorded as a reduction in shareholders’ equity, net of related federal income tax credits.

It is important to note that all available for sale securities included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Another aspect of this accounting policy which is important to understand is that any subsequent recovery in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold.  At December 31, 2011, unrealized gains include $6.8 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $8.2 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2011, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2011, the total gross unrealized loss included in the Company’s investment portfolio was approximately $4.5 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2011, there would have been no impact on total shareholders’ equity or book value since the decline in value of these securities was already recognized as a reduction to shareholders’ equity at December 31, 2011.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2011	2010	2009
Premium ceded (reduction to premium earned)	$85,493	$73,119	$60,818
Losses ceded (reduction to losses incurred)	56,600	17,581	22,025
Commissions from reinsurers (reduction to operating expenses)	11,503	10,081	5,352

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 3.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 16% of total Company assets as of December 31, 2011.  In order to be able to provide the high limits required by the Company’s insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for fleet transportation liability, workers’ compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the gross underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This may be even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible to satisfy the reinsurer's portion of the loss.  The financial condition of each of the Company’s reinsurers is initially determined upon the execution of a given treaty and only reinsurers with the superior credit ratings available are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made frequently and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2011 and 2010 (dollars in thousands).

	Direct and Assumed		Net
Line of Business (Segment)	2011	2010	2011	2010

Property and casualty insurance	$330,683	$296,367	$199,219	$170,476
Reinsurance	90,873	48,153	90,873	48,153

	$421,556	$344,520	$290,092	$218,629

The Company’s reserves for losses and loss expenses (“reserves”) are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis reserves are established for specific known loss occurrences at amounts dependent upon various criteria such as type of coverage, severity and the underlying policy limits, as examples.  Case basis reserves are generally estimated by experienced claims adjusters using established Company guidelines and are subject to review by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are not linked to specific claims but are computed on a “bulk” basis.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are also bulk reserves representing the Company’s estimate of the costs associated with the claims handling process.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and review of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims.  The Company’s claims range from the very routine private passenger automobile “fender bender” to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company’s policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company’s methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting periods.

A detailed analysis and discussion for each of the above basic reserve categories follows.

Reserves for known losses (Case reserves)

The Company’s reserves for known claims are determined on an individual case basis and can range from the routine private passenger “fender bender” valued at a few hundred dollars to the very complex long-haul trucking claim involving multiple vehicles, severe injuries and extensive property damage costing several millions of dollars to settle.  Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a “case” reserve, appropriate for the individual loss occurrence, is established.  For very routine “short-tail” claims such as private passenger physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends.  As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim.  For more complex claims which can tend toward being “long-tail” in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established.  Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards in addition to the factual information to determine the value of each claim.  Each claim is frequently monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

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

The Company also uses the loss development factor approach for its long-tail lines of business.  A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for incurred but not reported losses.  A minimum of 20 accident years is used for long-tail workers’ compensation reserve projections.  Significant emphasis is placed on the use of tail factors for the Company’s long-tail lines of business.

For the Company’s fleet transportation risks, which are covered by frequently changing reinsurance agreements and which contain wide-ranging self-insured retentions (“SIR”) as low as $25,000 per loss occurrence and as high as several million dollars per occurrence, traditional actuarial methods are supplemented by other methods in consideration of the Company’s exposures to loss.  In situations where the Company’s reinsurance structure, the insured’s SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from our databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review.  Management relies on its extensive historical pricing and loss history databases to produce reserve factors unique to this specialty business.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

Reserves for loss adjustment expenses

While certain of the Company’s products involve case basis reserving for allocated loss adjustment expenses, the majority of such reserves are determined on a bulk basis.  The Company uses historical analysis of the ratios of allocated loss adjustment expenses paid to losses paid on closed claims to arrive at the expected ultimate incurred loss adjustment expense factors applicable to each affected product.  Once developed, the factors are applied to the expected ultimate incurred losses, including IBNR, on all open claims.  The resulting ultimate incurred allocated loss adjustment expense is then reduced by amounts paid to date on all open claims to arrive at the reserve for allocated loss adjustment expenses to be incurred in the future for the handling of specific claims.

For those loss adjustment expenses not specific to individual claims (general claims handling expenses referred to as unallocated loss adjustment expenses) the Company uses standard industry loss adjustment expenses paid to losses paid (net of reinsurance) ratio analysis to establish the necessary reserves.  The selected factors are applied to 100% of IBNR reserves and to case reserves with consideration given for that portion of loss adjustment expense already paid at the reserve measurement date.  Such factors are monitored and revised, as necessary, on a quarterly basis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of claims.  As previously noted, our claims vary widely in scope and complexity.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimations, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

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

•
Expected loss ratios for the current book of business, particularly the Company’s fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  The majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s fleet transportation products for policies subject to certain major reinsurance treaties (approximately $103.8 million, or approximately 32% of carried direct reserves for directly produced property and casualty business).

A 10 percentage point increase in the loss factors actually utilized in the Company’s reserve determination at December 31, 2011 would increase gross loss reserves by approximately $33.8 million whereas a 10 percentage point decrease would decrease gross loss reserves by approximately $32.3 million.  On a net basis, a 10 percentage point increase in loss ratio would increase net loss reserves by approximately $16.0 million whereas a 10 percentage point decrease would decrease net loss reserves by approximately $18.2 million.  Similarly, a 20 percentage point increase would increase gross loss reserves by approximately $69.3 million whereas a decrease would decrease gross loss reserves by approximately $57.2 million.  On a net basis, a 20 percentage point increase in loss ratio would increase net loss reserves by approximately $31.5 million whereas a 20 percentage point decrease would decrease net loss reserves by approximately $27.1 million with the lower impact from loss ratio increases attributable to minimum and maximum premium rate factors included in the various reinsurance contracts.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31, 2011 and 2010 consisted of (dollars in thousands):

	2011	2010
Total deferred tax liabilities	$21,068	$29,466
Total deferred tax assets	28,187	22,694
Net deferred tax assets (liabilities)	$7,119	$(6,772)

Deferred tax assets at December 31, 2011, include approximately $18.4 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $2.9 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $2.4 and $2.0 million of deferred tax assets, respectively.  The balance of deferred tax assets, approximately $2.5 million, consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2011.

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

Impact of Inflation

To the extent possible, the Company attempts to recover the impact of inflation to loss costs and operating expenses by increasing the premiums it charges.  Within the fleet transportation business, a majority of the Company’s premiums are charged as a percentage of an insured’s gross revenue or payroll.  As these charging bases increase with inflation, premium revenues are immediately increased.  The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval.  Such periodic increases in premium rates may lag far behind cost increases.

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

Market Risk

The Company operates within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks.  These market risks relate to interest rate fluctuations, equity security market prices and, to a far lesser extent, foreign currency rate fluctuations.  All of the Company's invested assets, with the exception of investments in limited partnerships, are classified as available for sale.

Based on the structure of the Company’s investment portfolio, the most potentially significant of the three identified market risks relates to prices in the equity security market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2011 was $88.1 million or approximately 14% of invested assets.  This market valuation includes $40.4 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in Critical Accounting Policies presented on page 27 of this report.  All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company’s share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company’s other investments, where appreciation is reported only when a security is actually sold.

The Company's fixed maturity portfolio totaled $409.5 million at December 31, 2011.  Approximately 68% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  90% of the portfolio matures within 5 years; and the average contractual maturity of the Company's fixed maturity investments is approximately 3.1 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2011:
U.S. government obligations	$73,137	$(1,000)	$-
Government sponsored entities	349	(3)	-
Residential mortgage-backed securities	21,872	(542)	-
Commercial mortgage-backed securities	11,300	(280)	-
State and municipal obligations	190,035	(2,983)	-
Corporate securities	91,646	(1,785)	-
Foreign government obligations	21,121	(652)	-
Total fixed maturities	409,460	(7,245)	-
Equity securities:
Financial institutions	9,428	-	(943)
Industrial & Miscellaneous	78,657	-	(7,866)
Total equity securities	88,085	-	(8,809)
Limited partnerships	54,705	-	(3,747)
Short-term	3,675	-	-
Total fixed maturities and other investments	$555,925	$(7,245)	$(12,556)

2010:
U.S. government obligations	$62,998	$(911)	$-
Government sponsored entities	3,324	(55)	-
Residential mortgage-backed securities	37,101	(855)	-
Commercial mortgage-backed securities	14,714	(339)	-
State and municipal obligations	192,706	(3,563)	-
Corporate securities	84,417	(1,889)	-
Foreign government obligations	20,294	(603)	-
Total fixed maturities	415,554	(8,215)	-
Equity securities:
Financial institutions	11,477	-	(1,148)
Industrial & Miscellaneous	85,180	-	(8,518)
Total equity securities	96,657	-	(9,666)
Limited partnerships	77,352	-	(9,621)
Short-term	4,225	-	-
Total fixed maturities and other investments	$593,788	$(8,215)	$(19,287)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2011:
U.S. government obligations	$73,137	$(1,491)	$-
Government sponsored entities	349	(5)	-
Residential mortgage-backed securities	21,872	(891)	-
Commercial mortgage-backed securities	11,300	(461)	-
State and municipal obligations	190,035	(4,356)	-
Corporate securities	91,646	(2,657)	-
Foreign government obligations	21,121	(931)	-
Total fixed maturities	409,460	(10,792)	-
Equity securities:
Financial institutions	9,428	-	(1,414)
Industrial & Miscellaneous	78,657	-	(11,799)
Total equity securities	88,085	-	(13,213)
Limited partnerships	54,705	-	(5,620)
Short-term	3,675	-	-
Total fixed maturities and other investments	$555,925	$(10,792)	$(18,833)

2010:
U.S. government obligations	$62,998	$(1,358)	$-
Government sponsored entities	3,324	(82)	-
Residential mortgage-backed securities	37,101	(1,259)	-
Commercial mortgage-backed securities	14,714	(499)	-
State and municipal obligations	192,706	(5,228)	-
Corporate securities	84,417	(2,825)	-
Foreign government obligations	20,294	(894)	-
Total fixed maturities	415,554	(12,145)	-
Equity securities:
Financial institutions	11,477	-	(1,722)
Industrial & Miscellaneous	85,180	-	(12,777)
Total equity securities	96,657	-	(14,499)
Limited partnerships	77,352	-	(14,431)
Short-term	4,225	-	-
Total fixed maturities and other investments	$593,788	$(12,145)	$(28,930)

The Company's exposure to foreign currency risk is not material.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2011.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$421.6	$138.3	$118.9	$49.3	$115.1

Investment commitments	10.0	10.0	-	-	-

Operating leases	2.5	1.5	1.0	-	-

Borrowings	10.0	10.0	-	-	-

Total	$444.1	$159.8	$119.9	$49.3	$115.1

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, we have included an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid in the preceding table.  Timing of the collection of the related reinsurance recoverable, estimated to be $138.4 million at December 31, 2011, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2011.

Borrowings are made under a line of credit with a current expiration of September 23, 2014; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2011

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

                                                                                                                                                                                                                                                                                                                                                                                                 /s/ ERNST & YOUNG LLP

Indianapolis, Indiana
March 14, 2012

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2011	2010
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$409,460	$415,554
Equity securities	88,085	96,657
Limited partnerships	54,705	77,352
Short-term and other	3,675	4,225
	555,925	593,788

Cash and cash equivalents	89,726	38,223
Accounts receivable--less allowance (2011, $659; 2010, $621)	74,094	42,953
Accrued investment income	4,337	4,046
Reinsurance recoverable	138,404	127,228
Prepaid reinsurance premiums	3,059	3,199
Deferred policy acquisition costs	4,578	4,826
Property and equipment--less accumulated depreciation
(2011, $13,486; 2010, $11,685)	12,991	13,869
Notes receivable from employees	1,302	1,414
Other assets	10,405	8,400
Current federal income taxes recoverable	3,354	-
Deferred federal income taxes	7,119	-
	$905,294	$837,946

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$421,556	$344,520
Unearned premiums	39,919	29,819
	461,475	374,339

Reinsurance payable	28,330	28,986
Short-term borrowings	10,000	15,000
Accounts payable and other liabilities	86,428	37,455
Current federal income taxes payable	-	6,659
Deferred federal income taxes	-	6,772
	586,233	469,211
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2011 - 2,623,109; 2010 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2011 - 12,225,348; 2010 - 12,187,009 shares	522	520
Additional paid-in capital	48,751	47,874
Unrealized net gains on investments	26,592	33,894
Retained earnings	243,084	286,335
	319,061	368,735
	$905,294	$837,946

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2011	2010	2009
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$244,570	$214,738	$181,300
Net investment income	10,729	11,335	13,971
Commissions and other income	6,098	6,911	6,562
Net realized gains (losses) on investments, excluding
impairment losses	(15,897)	16,527	33,662
Total other-than-temporary impairment losses on investments	(1,987)	(42)	(2,846)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	81	-	-
Net realized gains (losses) on investments	(17,803)	16,485	30,816
	243,594	249,469	232,649
Expenses:
Losses and loss expenses incurred	215,555	145,952	99,351
Other operating expenses	73,328	68,704	69,032
	288,883	214,656	168,383
Income (loss) before federal income taxes	(45,289)	34,813	64,266

Federal income taxes (benefits)	(17,114)	9,798	19,464
Net income (loss)	$(28,175)	$25,015	$44,802

Per share data:
Diluted earnings (losses)	$(1.90)	$1.69	$3.04

Basic earnings (losses)	$(1.90)	$1.69	$3.04

Cash dividends paid	$1.00	$2.25	$1.00

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2011	2010	2009
	(dollars in thousands)

Shareholders' equity at beginning of year	$368,735	$372,943	$330,067
Comprehensive income:
Net income (loss)	(28,175)	25,015	44,802
Change in unrealized gains (losses) on investments	(7,302)	2,008	12,476
Foreign exchange adjustment	(230)	441	1,001
Total comprehensive income (loss)	(35,707)	27,464	58,279

Other changes affecting shareholders' equity:
Cash dividends paid to shareholders	(14,846)	(33,212)	(14,744)
Issuance of common stock	879	1,540	221
Cost of treasury shares in excess of original issue proceeds	-	-	(880)
Total other changes	(13,967)	(31,672)	(15,403)
Total changes	(49,674)	(4,208)	42,876

Shareholders' equity at end of year:	$319,061	$368,735	$372,943

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2011	2010	2009
	(dollars in thousands)
Operating activities
Net income (loss)	$(28,175)	$25,015	$44,802
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	(27,227)	(6,511)	5,066
Change in accrued investment income	(291)	(260)	1,233
Change in reinsurance recoverable on paid losses	698	(1,787)	2,577
Change in losses and loss expenses reserves net of reinsurance	71,348	15,499	(28,569)
Change in other assets, other liabilities and current income taxes	18,430	24,984	21,324
Amortization of net policy acquisition costs	29,209	23,967	23,475
Net policy acquisition costs deferred	(28,961)	(23,888)	(26,054)
Provision for deferred income taxes	(9,340)	46	9,561
Bond amortization	5,673	4,211	3,643
(Gain) loss on sale of property	(36)	5	14
Depreciation	4,274	4,013	3,355
Net realized (gains) losses on investments	17,803	(16,485)	(30,816)
Compensation expense related to restricted stock	879	674	1,085
Net cash provided by operating activities	54,284	49,483	30,696

Investing activities
Purchases of fixed maturities and equity securities	(270,696)	(346,435)	(220,769)
Purchases of limited partnership interests	-	(7)	(7)
Distributions from limited partnerships	757	297	1,022
Proceeds from maturities	144,745	166,307	105,336
Proceeds from sales of fixed maturities	128,018	105,206	121,722
Proceeds from sales of equity securities	16,883	15,743	13,328
Net sales (purchases) of short-term investments	841	(160)	30,118
Decrease in principal of notes receivable from employees	106	611	143
Purchases of property and equipment	(3,488)	(4,767)	(5,307)
Proceeds from disposals of property and equipment	129	212	188
Net cash provided by (used in) investing activities	17,295	(62,993)	45,774

Financing activities
Dividends paid to shareholders	(14,846)	(33,212)	(14,744)
Drawings on line of credit	-	8,000	11,000
Repayment on line of credit	(5,000)	(3,000)	(10,000)
Cost of treasury shares	-	-	(880)
Net cash used in financing activities	(19,846)	(28,212)	(14,624)

Effect of foreign exchange rates on cash and cash equivalents	(230)	441	1,001

Increase (decrease) in cash and cash equivalents	51,503	(41,281)	62,847
Cash and cash equivalents at beginning of year	38,223	79,504	16,657
Cash and cash equivalents at end of year	$89,726	$38,223	$79,504

Notes to Consolidated Financial Statements
Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands, except share and  per share data)

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

Reinsurance:  Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums ceded to other insurers have been reported as a reduction of premium earned.  Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets.  Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods.  Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date as well as projected loss experience applicable to the various contract periods.  Estimates of reinstatement premiums on reinsurance contracts covering catastrophic events are, to the extent reasonably determinable, recorded concurrently with the related loss.

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

Restricted Stock:  Restricted shares vest ratably over the vesting period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standard Codification (“ASC”) 715, Compensation-Retirement Benefits.  Restricted stock is valued based on the closing price of the stock on the day the award is granted. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

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

Fair Value Measurements: In January 2010, the FASB issued revised accounting guidance that clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. The guidance requires separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, a separate disclosure is required for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements. The guidance also provides additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010.

Pending Accounting Standards: In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of the guidance, effective January 1, 2012, will have on the consolidated financial statements.  We expect no adjustments.

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

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011.  This new guidance is to be applied retrospectively.    We expect no significant adjustments.

Reclassification:  Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments

The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2011:
U.S. government obligations	$73,137	$73,009	$139	$(11)	$128
Government sponsored entities	349	345	4	-	4
Residential mortgage-backed securities	21,872	21,778	619	(525)	94
Commercial mortgage-backed securities	11,300	11,388	116	(204)	(88)
State and municipal obligations	190,035	188,991	1,275	(231)	1,044
Corporate securities	91,646	91,949	1,429	(1,732)	(303)
Foreign government obligations	21,121	21,483	168	(530)	(362)
Total fixed maturities	409,460	408,943	3,750	(3,233)	517
Equity securities:
Financial institutions	9,428	4,955	4,778	(305)	4,473
Industrial & Miscellaneous	78,657	42,736	36,921	(1,000)	35,921
Total equity securities	88,085	47,691	41,699	(1,305)	40,394
Total available-for-sale securities	$497,545	$456,634	$45,449	$(4,538)	40,911

				Applicable federal income taxes	(14,319)

				Net unrealized gains - net of tax	$26,592

2010:
U.S. government obligations	$62,998	$62,882	$150	$(34)	$116
Government sponsored entities	3,324	3,325	7	(8)	(1)
Residential mortgage-backed securities	37,101	36,513	847	(259)	588
Commercial mortgage-backed securities	14,714	14,417	405	(108)	297
State and municipal obligations	192,706	192,236	1,006	(536)	470
Corporate securities	84,417	83,121	1,931	(635)	1,296
Foreign government obligations	20,294	20,095	354	(155)	199
Total fixed maturities	415,554	412,589	4,700	(1,735)	2,965
Equity securities:
Financial institutions	11,477	4,945	6,559	(27)	6,532
Industrial & Miscellaneous	85,180	42,532	42,947	(299)	42,648
Total equity securities	96,657	47,477	49,506	(326)	49,180
Total available-for-sale securities	$512,211	$460,066	$54,206	$(2,061)	52,145

				Applicable federal income taxes	(18,251)

				Net unrealized gains - net of tax	$33,894

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2011			2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	206	$86,470	$(2,303)	214	$152,505	$(1,525)
Greater than 12 months	44	11,930	(930)	16	5,460	(210)
Total fixed maturities	250	98,400	(3,233)	230	157,965	(1,735)
Equity securities:
12 months or less	35	8,317	(1,275)	3	1,676	(66)
Greater than 12 months	4	216	(30)	7	2,394	(260)
Total equity securities	39	8,533	(1,305)	10	4,070	(326)
Total	289	$106,933	$(4,538)	240	$162,035	$(2,061)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by financial market turmoil.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2011 is approximately 3% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation the Company has the ability and intent to hold these investments until a recovery of fair value.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2011.

The fair value and the cost or amortized cost of fixed maturity investments, at December 31, 2011, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$154,646	37.8%	$154,472	37.8%
Excess of one year to five years	205,224	50.1	204,552	50.0
Excess of five years to ten years	7,731	1.9	7,836	1.9
Excess of ten years	3,240	0.8	3,255	0.7
Total maturities	370,841	90.6	370,115	90.4
Asset-backed securities	38,619	9.4	38,828	9.6
	$409,460	100.0%	$408,943	100.0%

Note B – Investments (continued)

Major categories of investment income for the years ended December 31 are summarized as follows:
		2011	2010	2009
Fixed maturities		$11,016	$11,838	$14,151
Equity securities		1,738	1,433	1,327
Money market funds		36	39	162
Short-term and other		24	32	328
		12,814	13,342	15,968
Investment expenses		(2,085)	(2,007)	(1,997)
	Net investment income	$10,729	$11,335	$13,971

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2011	2010	2009
Fixed maturities:
Gross gains	$6,443	$4,005	$8,646
Gross losses	(6,805)	(1,215)	(1,505)
Net gains (losses)	(362)	2,790	7,141

Equity securities:
Gross gains	7,409	7,447	1,533
Gross losses	(2,960)	(1,958)	(3,426)
Net gains (losses)	4,449	5,489	(1,893)

Limited partnerships - net gain (loss)	(21,890)	8,206	25,568

Total net gains (losses)	$(17,803)	$16,485	$30,816

Shareholders' equity includes approximately $15,600, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2011.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2011	2010	2009

Cumulative charges to income at beginning of year	$7,604	$9,235	$11,698

Writedowns based on objective and subjective criteria	1,906	42	2,846
Recovery of prior writedowns upon sale or disposal	(1,332)	(1,673)	(5,309)
Net pre-tax realized gain (loss)	(574)	1,631	2,463

Cumulative charges to income at end of year	$8,178	$7,604	$9,235

Addition (reduction) to earnings per share from net
after-tax realized gain (loss)	$(.03)	$.07	$.11

Unrealized gain on investments previously
written down at end of the year - see note below	$6,782	$9,535	$9,379

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

Note B – Investments (continued)

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $10,024 to various limited partnerships as of December 31, 2011.

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate estimated value of $37,260 at December 31, 2011, that are managed by organizations in which two directors of the Company are executive officers, directors and owners.  The Company’s ownership interest in these limited partnerships ranges from 3% to 16%.  These limited partnerships added ($18,673), $7,464 and $18,591, net of fees, to investment gains (losses) in 2011, 2010 and 2009, respectively.  During 2011, 2010 and 2009, the Company has recorded management fees of $793, $820 and $632, respectively, and performance-based fees of $0, $687 and $1,247, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are executive officers and owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $1,684 and $19,026, respectively, at December 31, 2011.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and net fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $174, $155 and $173 during 2011, 2010 and 2009, respectively.

The Company’s limited partnerships include one significant investment which invests in public and private equity markets in India.  This limited partnership investment’s value as of December 31, 2011 and 2010 was $23,465 and $33,197, respectively.  At December 31, 2011, the Company’s estimated ownership interest in this limited partnership investment was less than 4%.  The Company's share of earnings from this limited partnership investment was ($9,732), $3,521 and $10,915 in 2011, 2010 and 2009, respectively.  The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2011	2010	2009
Total assets	$633,165	$963,207	$914,927
Total partners' capital	579,568	895,207	843,633
Net increase in partners' capital resulting from operations	(266,314)	98,279	333,120

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $41,758 and $34,338 at December 31, 2011 and 2010, respectively.

Short-term investments at December 31, 2011 include $2,982 in time certificates of deposit by a Bermuda bank.

The Company’s fixed maturities are over 91% invested in investment grade fixed maturity investments.  The Company has a total of $36,500, representing 16 different investments, of fixed maturity investments which were originally issued with guarantees by three different third party insurance companies, with the largest exposure to a single investment being $5,500.  The average S&P credit rating of such investments, with consideration of the guarantee, is AA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, is AA.  The Company does not have any direct exposure to any guarantor.

Approximately $35,600 of fixed maturity investments (5.6% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds and have a $1,297 net unrealized loss position at December 31, 2011.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2011	2010	2009
Reserves at the beginning of the year	$218,629	$203,253	$231,633

Provision for losses and loss expenses:
Claims occurring during the current year	225,251	154,775	108,935
Claims occurring during prior years	(9,696)	(8,823)	(9,584)
Total incurred	215,555	145,952	99,351

Loss and loss expense payments:
Claims occurring during the current year	71,699	56,394	41,302
Claims occurring during prior years	72,393	74,182	84,777
Total paid	144,092	130,576	126,079

Other reserve adjustment	-	-	(1,652)

Reserves at the end of the year	290,092	218,629	203,253

Reinsurance recoverable on unpaid losses at the end of the year	131,464	125,891	155,778
Reserves, gross of reinsurance recoverable,
at the end of the year	$421,556	$344,520	$359,031

The table above shows that a savings of $9,696 was developed during 2011 in the settlement of claims occurring on or before December 31, 2010 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31 (savings) deficiency:

	2011	2010	2009

Property and casualty insurance	$(7,417)	$(6,567)	$(13,526)
Reinsurance	(2,279)	(2,256)	3,942
Total	$(9,696)	$(8,823)	$(9,584)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s property reinsurance business are established largely by the ceding reinsurers although the Company may adjust such reserves if management determines that additional reserves could be necessary.  Accordingly, the fluctuation in loss developments related to reinsurance will tend to be more pronounced than those experienced on directly produced business which is reserved entirely by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2011 and 2010.

Note C - Loss and Loss Expense Reserves (continued)

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2011 and 2010, loss reserves have been reduced by approximately $6,642 and $6,463, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $7,158 and $6,370 at December 31, 2011 and 2010, respectively.

Note D – Reinsurance

The insurance subsidiaries cede portions of their gross premiums written to certain other insurers under excess of loss and quota share treaties and by facultative placements.  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product line basis.  Certain treaties covering fleet transportation risks include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  The Company retains a higher percentage of the direct premium in consideration of these deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies as well as under retrocessions from other reinsurers for catastrophic property coverages.  Accordingly, the occurrence of catastrophic events can have a significant impact on the Company's operations.  The Company also assumes reinsurance from direct writing insurance companies for casualty insurance coverages.  In addition, the insurance subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have not been material in relation to the Company’s operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2011	2010	2009	2011	2010	2009
Direct	$274,101	$249,699	$209,129	$270,002	$245,912	$200,341
Ceded on direct	(84,130)	(75,907)	(58,643)	(83,580)	(71,869)	(59,330)
Net direct	189,971	173,792	150,486	186,422	174,043	141,011

Assumed	60,425	46,103	41,030	60,061	41,945	41,777
Ceded on assumed	(1,913)	(1,250)	(1,488)	(1,913)	(1,250)	(1,488)
Net assumed	58,512	44,853	39,542	58,148	40,695	40,289

Net	$248,483	$218,645	$190,028	$244,570	$214,738	$181,300

Net losses and loss expenses incurred for 2011, 2010 and 2009 have been reduced by ceded reinsurance recoveries of approximately $56,600, $17,581, and $22,025, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company’s net direct business were not material.

Note D – Reinsurance (continued)

Net losses and loss expenses incurred for 2011, 2010 and 2009 include approximately $88,934, $38,318, and $17,070, respectively, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31 are as follows:

	2011	2010
Case unpaid losses, net of valuation allowance	$72,914	$59,520
Incurred but not reported unpaid losses and loss expenses	56,262	63,967
Paid losses and loss expenses	3,043	3,741
Unearned premiums	6,185	-
	$138,404	$127,228

Note E - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$14,319	$18,251
Limited partnership investments	-	5,737
Deferred acquisition costs	3,576	3,034
Salvage and subrogation	2,275	1,995
Other	898	449
Total deferred tax liabilities	21,068	29,466

Deferred tax assets:
Loss and loss expense reserves	18,377	14,781
Limited partnership investments	1,459	-
Unearned premiums discount	2,361	2,331
Other-than-temporary investment declines	2,902	2,661
Deferred compensation	845	1,344
Deferred ceding commission	1,974	1,345
Other	269	232
Total deferred tax assets	28,187	22,694

Net deferred tax assets (liabilities)	$7,119	$(6,772)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2011	2010	2009

Statutory federal income rate applied to pretax income (loss)	$(15,851)	$12,185	$22,493
Tax effect of (deduction):
Tax-exempt investment income	(1,145)	(1,296)	(2,682)
Net addition to (reduction of) tax positions	(174)	(826)	(405)
Other	56	(265)	58
Federal income tax expense (benefit)	$(17,114)	$9,798	$19,464

Note E - Income Taxes (continued)

Federal income tax expense consists of the following:
	2011	2010	2009
Taxes (credits) on pre-tax income (loss):
Current	$(8,205)	$9,752	$9,903
Deferred	(8,909)	46	9,561
	$(17,114)	$9,798	$19,464

The components of the provision for deferred federal income taxes (credits) are as follows:

		2011	2010	2009
Limited partnerships		$(7,196)	$485	$7,671
Discounts of loss and loss expense reserves		(2,546)	(107)	946
Unearned premium discount		(30)	(517)	(611)
Deferred compensation		499	(735)	(410)
Other-than-temporary investment declines		(240)	571	862
Deferred acquisitions costs and ceding commission		(87)	(27)	903
Other		691	376	200
	Provision for deferred federal income tax	$(8,909)	$46	$9,561

Cash flows related to federal income taxes paid, net of refunds received, for 2011, 2010 and 2009 were $2,859, $9,000, and $6,037 respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2011 or 2010.  As of December 31, 2011, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

The Company’s tax positions are uncertain only as to the timing of deductibility and therefore, if recognized would have no impact on the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2011, 2010 and 2009 were not material.

A reconciliation of the beginning and ending amounts of unrecognized federal income taxes (credits), which would have no impact on the Company’s effective tax rate, excludes interest, which is treated as income tax expense under the Company’s accounting policy, is as follows:

	2011	2010
Balance at January 1	$6,000	$6,600
Reductions for tax positions of the current year	-	(271)
Reductions for tax positions of prior years	-	(329)
Balance at December 31	$6,000	$6,000

As of December 31, 2011, certain tax years remain open to examination by the IRS and various state and local authorities.  While it is difficult to determine when other tax settlements will actually occur, it is reasonably possible that one could occur in the next year and the Company’s unrecognized tax benefits could change within a range of approximately $0 to $6,000.

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2009	2,623,109	$112	12,163,251	$519	$46,312
Treasury shares purchased	-	-	(53,373)	(2)	(195)
Restricted stock grant	-	-	-	-	220
Balance at December 31, 2009	2,623,109	112	12,109,878	517	46,337
Restricted stock grant	-	-	77,131	3	1,537
Balance at December 31, 2010	2,623,109	112	12,187,009	520	47,874
Restricted stock grant	-	-	38,339	2	877
Balance at December 31, 2011	2,623,109	$112	12,225,348	$522	$48,751

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

		2011	2010	2009
Amortization of gross deferred policy acquisition costs		$40,712	$34,048	$28,827
Other underwriting expenses		25,290	23,894	23,794
Expense allowances from reinsurers		(11,503)	(10,081)	(5,352)
	Total underwriting expenses	54,499	47,861	47,269

Operating expenses of non-insurance companies		18,829	20,843	21,763
	Total other operating expenses	$73,328	$68,704	$69,032

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the “Plan”) which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2011, 2010 and 2009 were $1,452, $1,497 and $1,292, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  No shares have ever been repurchased under the 1981 Plan.  At December 31, 2011, there were 124,099 shares (Class A) and 380,458 shares (Class B) outstanding which remain eligible for repurchase by the Company.

The Company maintains two stock option plans and one restricted stock unit plan which are described below.

Director Option Plan:

Under the Director Option Plan (the “Director Plan”), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors.  Approximately 167,000 shares of Class B common stock are available for future grants.  No options were granted to directors during the three year period ended December 31, 2011.  Additionally, no discounted options were outstanding or

Note I - Stock Purchase and Option Plans (continued)

exercised at any time during this three year period.  Accordingly, no compensation cost was charged against income for the Director Plan for 2011, 2010 and 2009.

Employee Option Plan:

Under the Employee Option Plan (the “Employee Plan”), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees.  Approximately 259,000 shares of Class B common stock are available for future grants.  No options were granted to employees during the three year period ended December 31, 2011.  Additionally, no options were outstanding or exercised at any time during this period.  Accordingly, no compensation cost was charged against income for the Employee Plan for 2011, 2010 and 2009.

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

Effective May 4, 2010, the Company issued 17,754 shares of class B restricted stock to the Company’s outside directors.  The restricted shares became fully vested on May 4, 2011 and were distributed to directors on that date.  The shares represent the annual retainer compensation for outside directors for the period July 1, 2010 through June 30, 2011.  Each share was valued at $24.78 per share representing a total value of $440.  Compensation expense related to the above stock grant was recognized over the period in which the directors rendered the services.

Effective May 10, 2011, the Company issued 19,558 shares of class B restricted stock to the Company’s outside directors.  These restricted shares represent the annual retainer compensation for outside directors for the period July 1, 2011 through June 30, 2012 and will vest on May 10, 2012.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $22.50 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

Director compensation cost associated with restricted stock grants of $440, $440 and $220 was charged against income for the restricted stock units for 2011, 2010 and 2009, respectively.

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

Note I - Stock Purchase and Option Plans (continued)

During 2002 and 2001, the Company offered loans to certain employees for the sole purpose of purchasing the Company's Class B common stock in the open market.  Principal and interest totaling $1,302 and $1,414 relating to such loans was outstanding at December 31, 2011 and 2010, respectively.  Loans carry interest rates ranging from 4.75% to 6%, payable annually.  The underlying securities, with value in excess of the related debt, serve as collateral for these full-recourse loans, which must be repaid no later than 10 years from the date of issue.  This loan program was terminated in 2002.

Note J - Reportable Segments

The Company has two reportable business segments in its operations:  property and casualty insurance and reinsurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies and to independent contractors who contract with fleet transportation companies.  Additionally, the Company offers individual personal automobile coverage, professional liability coverages and business owners’ and commercial property policies.  The reinsurance segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, providing property catastrophe and casualty reinsurance coverages.

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

The following table provides certain profit and loss information for each reportable segment for the years ended December 31:

		2011	2010	2009
Direct and assumed premium written:
Property and casualty insurance		$274,101	$249,699	$209,129
Reinsurance		60,425	46,103	41,030
	Totals	$334,526	$295,802	$250,159

Net premium earned:
Property and casualty insurance		$186,422	$174,043	$141,011
Reinsurance		58,148	40,695	40,289
	Totals	$244,570	$214,738	$181,300

Underwriting gain (loss):
Property and casualty insurance		$19,646	$26,308	$22,190
Reinsurance		(45,113)	(6,725)	12,065
	Totals	$(25,467)	$19,583	$34,255

Note J - Reportable Segments (continued)

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

		2011	2010	2009
Profit:
Underwriting gain (loss)		$(25,467)	$19,583	$34,255
Net investment income		10,729	11,335	13,971
Net realized gains (losses) on investments		(17,803)	16,485	30,816
Corporate expenses		(12,748)	(12,590)	(14,776)
	Income (loss) before federal income taxes	$(45,289)	$34,813	$64,266

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc (“FedEx Ground”) and certain of its subsidiaries and related entities represents approximately $23,347, $20,187 and $14,822 of the Company’s consolidated direct and assumed premium written in 2011, 2010 and 2009, respectively.  An additional $129,508, $115,625 and $107,724 for 2011, 2010 and 2009, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2011	2010	2009

Average share outstanding for basic earnings per share	14,818,354	14,782,624	14,741,487

Dilutive effect of share equivalents	-	16,078	11,992

Average shares outstanding for diluted earnings per share	14,818,354	14,798,702	14,753,479

During 2011 the Company sustained a net loss.  Accordingly, the anti-dilutive effect of 19,983 shares was excluded from the calculation of the average shares outstanding.

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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2011, the Company held collateral in the aggregate amount of $241,466.

Note L - Concentrations of Credit Risk (continued)

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes reduced based on the financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  Further, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 32% of shareholders' equity at December 31, 2011.

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $138,404 at December 31, 2011, as more fully discussed in Note D - Reinsurance.  These recoverables are largely uncollateralized.  The three largest estimated amounts due from individual reinsurers were $40,562, $15,722, and $13,436 at December 31, 2011.

Investments in limited partnerships include an aggregate of $37,260 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon Aegir Fund which are managed by organizations in which three directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500.  TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies.  TIA is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheet and has recorded amortization of intangible assets of $35, $41 and $47 during 2011, 2010 and 2009, respectively.

Note N – Debt

The Company maintains a revolving line of credit with a $30,000 limit, with an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 and $15,000 as of December 31, 2011 and December 31, 2010, respectively.  At December 31, 2011, the effective interest rate was 1.19%.  The Company has $20,000 remaining unused under the line of credit at December 31, 2011.  The current outstanding borrowings were used principally for treasury stock repurchases and extra dividend payments.

Note O – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2011

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$73,137	$73,137	$-	$-
Government sponsored entities	349	-	349	-
Residential mortgage-backed securities	21,872	-	21,872	-
Commercial mortgage-backed securities	11,300	-	11,300	-
State and municipal obligations	190,035	-	190,035	-
Corporate securities	90,141	-	73,091	17,050
Options embedded in convertible securities	1,505	-	1,505	-
Foreign government obligations	21,121	-	21,121	-
Total fixed maturities	409,460	73,137	319,273	17,050
Equity securities	88,085	88,085	-	-
Short term	3,675	2,982	693
Cash equivalents	81,756	-	81,756	-
	$582,976	$164,204	$401,722	$17,050

As of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$62,998	$62,998	$-	$-
Government sponsored entities	3,324	-	3,324	-
Residential mortgage-backed securities	37,101	-	37,101	-
Commercial mortgage-backed securities	14,714	-	14,714	-
State and municipal obligations	192,706	-	192,706	-
Corporate securities	84,417	-	67,175	17,242
Foreign government obligations	20,294	-	20,294	-
Total fixed maturities	415,554	62,998	335,314	17,242
Equity securities	96,657	96,657	-	-
Short term	4,225	4,021	204
Cash equivalents	41,385	-	41,385	-
	$557,821	$163,676	$376,903	$17,242

Note O – Fair Value (continued)

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. There were no Level 3 sales, no transfers in to Level 3 and no transfers out of Level 3 during 2011 or 2010.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2011	2010
Beginning of period balance	$17,242	$14,887
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	387	1,938
Included in other comprehensive income	-	(397)
Purchases	6,522	9,136
Settlements	(7,101)	(8,322)
End of period balance	$17,050	$17,242

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

There were no significant transfers of assets between Level 1 and Level 2 during 2011, 2010 and 2009.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
	Results by Quarter
	2011				2010
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$57,601	$62,344	$60,429	$64,196	$51,166	$53,523	$52,588	$57,461
Net investment income	2,653	2,644	2,779	2,652	3,024	2,944	2,865	2,502
Net gains (losses) on investments	(1,469)	(1,963)	(17,460)	3,088	3,189	(2,858)	10,271	5,882
Losses and loss expenses incurred	65,673	55,166	48,637	46,079	43,032	31,152	36,084	35,684

Net income (loss)	(15,198)	(5,504)	(12,971)	5,498	545	4,986	9,234	10,250

Net income (loss) per share - diluted	$(1.02)	$(.38)	$(.87)	$.37	$.04	$.33	$.62	$.69

Note Q - Statutory (Unaudited)

Net income (loss) of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was ($19,120), $12,542 and $22,855 for 2011, 2010 and 2009, respectively.  Consolidated statutory surplus for these subsidiaries was $313,705 and $366,461 at December 31, 2011 and 2010, respectively, of which $51,025 may be transferred by dividend or loan to the parent company during calendar year 2012 with proper notification to, but without approval from, regulatory authorities.  An additional $176,580 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities, although it is unlikely that transfers of this size would be practical.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $84,732 at December 31, 2011.

Note R - Leases

The Company leases office space and certain computer and related equipment using noncancelable operating leases.  Lease expense for 2011, 2010 and 2009 was $1,483, $1,386 and $1,465, respectively. At December 31, 2011, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2012	$1,502
2013	1,015
2014	49
2015	10
2016	-
Thereafter	-
Total minimum payments required	$2,576

Note S – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2011	2010
Investments:
Total unrealized gain before federal income taxes	$40,911	$52,145
Deferred tax liability	(14,319)	(18,251)
Net unrealized gains on investments	26,592	33,894

Foreign exchange adjustment:
Gross unrealized gains	1,759	1,988
Deferred tax liability	(616)	(696)
Net unrealized gains on foreign exchange adjustment	1,143	1,292

Accumulated other comprehensive income	$27,735	$35,186

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2011	2010	2009
Investments:
Pre-tax holding gains (losses) on debt and equity
securities arising during period	$(7,146)	$11,369	$24,442
Applicable federal income taxes (credits)	(2,501)	3,979	8,555
	(4,645)	7,390	15,887

Pre-tax gains (losses) on debt and equity securities
included in net income (loss) during period	4,088	8,280	5,248
Applicable federal income taxes (credits)	1,431	2,898	1,837
	2,657	5,382	3,411

Change in unrealized gains (losses) on investments	$(7,302)	$2,008	$12,476

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 14, 2012

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

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2011:

Name	Age	Title	Served in Such Capacity Since
Gary W. Miller	71	Executive Chairman	1997 (1)
Joseph J. DeVito	60	CEO, President and COO	2007 (2)
G. Patrick Corydon	63	Executive Vice President and CFO	1979 (3)
Mark L. Bonini	52	Executive Vice President	2001 (4)
Craig C. Morfas	52	Senior Vice President and Secretary	2008 (5)

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

(3) Mr. Corydon was elected Executive Vice President in 2008 and previously served as Senior Vice President from 1997 and has been CFO since 1979.

(4) Mr. Bonini was elected Executive Vice President in February, 2011. He was elected Vice President of the Company in 2001.

(5)  Mr. Morfas was elected Senior Vice President in February, 2011.  He was elected Vice President of the Company in 2007 and Secretary of the Company in 2008.  In February, 2012, he was elected Executive Vice President.

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

Consolidated Balance Sheets - December 31, 2011 and 2010
Consolidated Statements of Operations - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows - Years ended December 31, 2011, 2010 and 2009
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
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description

(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32-- Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2011 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 70 through 76 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2011

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	73,009	73,137	73,137
Government sponsored entities	345	349	349
Mortgage-backed securities	33,166	33,172	33,172
State and municipal obligations	188,991	190,035	190,035
Foreign governments	21,483	21,121	21,121
Corporate securities	91,949	91,646	91,646
Total fixed maturities	408,943	409,460	409,460

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	47,691	88,085	88,085
Total equity securities	47,691	88,085	88,085

Limited partnerships	54,705	54,705	54,705

Short-term:
Certificates of deposit	2,982	2,982	2,982
Commercial paper	693	693	693
Total short-term and other	3,675	3,675	3,675

Total investments	$515,014	$555,925	$555,925

(A) Investments presented above do not include $81,756 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2011	2010
Assets
Investment in subsidiaries	$334,328	$386,433
Due from affiliates	5,282	3,866
Investments other than subsidiaries:
Fixed maturities	11,353	11,265
Limited partnerships	291	704
	11,644	11,969
Cash and cash equivalents	5,690	12,546
Accounts receivable	5,890	5,986
Notes receivable from employees	1,302	1,414
Other assets	6,392	5,747
Total assets	$370,528	$427,961
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$26,367	$27,147
Deposits from insureds	13,682	15,196
Notes payable to bank	10,000	15,000
Current payable federal income taxes	368	335
Other liabilities	1,050	1,548
	51,467	59,226
Shareholders' equity:
Common stock:
Class A	112	112
Class B	522	520
Additional paid-in capital	48,751	47,874
Unrealized net gains on investments	26,592	33,894
Retained earnings	243,084	286,335
	319,061	368,735

Total liabilities and shareholders' equity	$370,528	$427,961

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2011	2010	2009
Revenue:
Commissions and service fees	$20,974	$21,913	$19,182
Dividends from subsidiaries	14,000	15,000	15,000
Net investment income	100	135	506
Net realized gains (losses) on investments	67	(100)	37
Other	98	284	92
	35,239	37,232	34,817
Expenses:
Salary and related items	12,281	12,869	14,145
Other	5,550	5,615	5,274
	17,831	18,484	19,419
Income before federal income taxes
and equity in undistributed
income of subsidiaries	17,408	18,748	15,398
Federal income tax (benefit)	1,004	1,195	(496)
	16,404	17,553	15,894
Equity in undistributed income (loss)
of subsidiaries	(44,579)	7,462	28,908

Net income (loss)	$(28,175)	$25,015	$44,802

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2011	2010	2009

Net cash provided by operating activities	$13,255	$32,296	$18,309

Investing activities:
Purchases of long-term investments	(10,025)	(10,889)	(6,803)
Sales or maturities of long-term investments	9,704	9,910	7,343
Decrease in notes receivable from employees	106	611	143
Distributions from limited partnerships	444	23	23
Net disposals (purchases) of property and equipment	(622)	413	(2,124)
Other	128	212	188
Net cash provided by (used in) investing activities	(265)	280	(1,230)

Financing activities:
Dividends paid to shareholders	(14,846)	(33,212)	(14,744)
Drawing on line of credit	-	8,000	11,000
Repayment on line of credit	(5,000)	(3,000)	(10,000)
Cost of treasury shares	-	-	(880)
Net cash used in financing activities	(19,846)	(28,212)	(14,624)
Increase (decrease) in cash and cash equivalents	(6,856)	4,364	2,455
Cash and cash equivalents at beginning of year	12,546	8,182	5,727
Cash and cash equivalents at end of year	$5,690	$12,546	$8,182

See notes to condensed financial statements

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Acquisition	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2011	$4,578	$421,556	$39,919	$ ---	$244,570	$10,729	$215,555	$40,712	$13,786	$248,483

2010	4,826	344,520	29,819	---	214,738	11,335	145,952	34,048	13,813	218,645

2009	4,905	359,031	25,912	---	181,300	13,971	99,351	28,827	18,442	190,028

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

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2011	$270,002	$85,493	$60,061	$244,570	23.8

2010	245,912	73,119	41,945	214,738	19.0

2009	200,341	60,818	41,777	181,300	22.2

Note:  Included in Ceded to Other Companies is $1,913, $1,250 and $1,488 for 2011, 2010 and 2009, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2011	$4,578	$421,556	$6,642	$39,919	$244,570	$10,729	$225,251	$(9,696)	$40,712	$144,092	$248,483
2010	4,826	344,520	6,463	29,819	214,738	11,335	154,775	(8,823)	34,048	130,576	218,645
2009	4,905	359,031	6,656	25,912	181,300	13,971	108,935	(9,584)	28,827	126,079	190,028

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                              BALDWIN & LYONS, INC.

March 14, 2012	By /s/ Joseph DeVito
Joseph DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2012	By /s/ Gary W. Miller
Gary W. Miller, Director and Executive Chairman

March 14, 2012	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 14, 2012	By /s/ Joseph DeVito
Joseph DeVito, Director, Chief Executive Officer and President

March 14, 2012	By /s/ Stuart D. Bilton (*)
Stuart D. Bilton, Director

March 14, 2012	By /s/ Otto N. Frenzel IV (*)
Otto N. Frenzel IV, Director

March 14, 2012	By /s/ John M. O’Mara (*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 14, 2012	By /s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 14, 2012	By /s/ John Pigott (*)
John Pigott, Director

March 14, 2012	By /s/ Kenneth D. Sacks (*)
Kenneth D. Sacks, Director

March 14, 2012	By /s/ Nathan Shapiro (*)
Nathan Shapiro, Director

March 14, 2012	By /s/ Norton Shapiro (*)
Norton Shapiro, Director

March 14, 2012	By /s/ Robert Shapiro (*)
Robert Shapiro, Director

March 14, 2012	By /s/ Steven A. Shapiro (*)
Steven A. Shapiro, Director

March 14, 2012	By /s/ John D. Weil (*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2011

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2011

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
N/A
EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 2009)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	N/A

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	82
EXHIBIT 23-- Consent of Ernst & Young LLP	83

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	85 and 86
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	87 and 88
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	89 and 90
EXHIBIT 32.1-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	91