Form 10-Q
period 2012-03-31
BALDWIN & LYONS INC
filed 2012-05-08
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                  For Quarter Ended                                                                                                                                                                                                                                                                                                  Commission file number
                                                                                                                 March 31, 2012                                                                                                                                                                                                                                                                                                                    0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2012:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,225,825

Index to Exhibits located on page 25.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2012	2011
Assets
Investments:
Fixed maturities	$425,660	$409,460
Equity securities	105,290	88,085
Limited partnerships	58,247	54,705
Short-term	3,293	3,675
	592,490	555,925

Cash and cash equivalents	74,358	89,726
Accounts receivable	82,311	74,094
Reinsurance recoverable	128,447	138,404
Notes receivable from employees	-	1,302
Other assets	42,523	35,370
Current federal income taxes	-	3,354
Deferred federal income taxes	-	7,119
	$920,129	$905,294

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$406,296	$421,556
Reserves for unearned premiums	43,674	39,919
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	123,305	114,758
Current federal income taxes	1,327	-
Deferred federal income taxes	819	-
	585,421	586,233
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2012 - 2,623,109; 2011 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2012 - 12,225,825; 2011 - 12,225,348	522	522
Additional paid-in capital	48,772	48,751
Unrealized net gains on investments	34,257	26,592
Retained earnings	251,045	243,084
	334,708	319,061
	$920,129	$905,294

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2012	2011
Revenues
Net premiums earned	$61,551	$57,601
Net investment income	2,422	2,653
Commissions and other income	1,506	1,607
Net realized gains (losses) on investments	5,381	(1,469)
	70,860	60,392

Expenses
Losses and loss expenses incurred	34,904	65,673
Other operating expenses	18,957	18,436
	53,861	84,109
Income (loss) before federal income taxes	16,999	(23,717)
Federal income taxes (benefits)	5,493	(8,519)
Net income (loss)	$11,506	$(15,198)

Per share data:
Basic and diluted earnings (losses)	$.78	$(1.02)

Dividends paid to shareholders	$.25	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,826	14,802
Dilutive effect of share equivalents	16	20
Average shares outstanding - diluted	14,842	14,822

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Three Months Ended
	March 31
	2012	2011

Net income (loss)	$11,506	$(15,198)

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized holding net gains arising during the period	7,639	3,927
Less: reclassification adjustment for net gains (losses) included in
net income (loss)	(26)	46
	7,665	3,881

Foreign currency translation adjustments	204	227

Other comprehensive income	7,869	4,108

Comprehensive income (loss)	$19,375	$(11,090)

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2012	2011

Net cash provided by operating activities	$11,666	$6,621
Investing activities:
Purchases of available-for-sale investments	(104,714)	(100,022)
Purchases of limited partnership interests	(1,538)	-
Proceeds from sales or maturities
of available-for-sale investments	78,829	96,173
Net sales (purchases) of short-term investments	382	(330)
Other investing activities	3,552	(459)
Net cash used in investing activities	(23,489)	(4,638)
Financing activities:
Dividends paid to shareholders	(3,749)	(3,722)
Repayment on line of credit	-	(5,000)
Net cash used in financing activities	(3,749)	(8,722)

Effect of foreign exchange rates on cash and cash equivalents	204	227

Decrease in cash and cash equivalents	(15,368)	(6,512)
Cash and cash equivalents at beginning of period	89,726	38,223
Cash and cash equivalents at end of period	$74,358	$31,711

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Realized gains and losses on disposals of investments are determined by specific identification of the cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.  Included within available for sale fixed maturity securities are insurance linked securities and convertible debt securities.  The changes in fair values of insurance-linked securities and portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses).

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

With respect to other–than-temporary impairment of investments, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders’ equity (accumulated other comprehensive income).

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

Newly Effective Accounting Standards:  In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The Company had no adjustments upon the adoption of the guidance which was effective January 1, 2012.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  We adopted the provisions of Accounting Standards Updates 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 8 for the quarterly period ended March 31, 2012.

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  A statement complying with these requirements is included in this report.  We elected to present the components of comprehensive income in two separate but consecutive financial statements, which is illustrated in the “Consolidated Statements of Comprehensive income.”

Reclassification:  Certain prior period balances have been reclassified to conform to the current period presentation and are of a normal recurring nature.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at March 31, 2012 and December 31, 2011:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2012:
U.S. government obligations	$72,810	$72,688	$156	$(34)	$122
Government sponsored entities	172	170	2	-	2
Residential mortgage-backed securities	19,917	19,804	572	(459)	113
Commercial mortgage-backed securities	13,614	13,230	503	(119)	384
States and municipal obligations	186,148	184,923	1,284	(59)	1,225
Corporate securities	110,484	109,279	2,361	(1,156)	1,205
Foreign government obligations	22,515	22,294	365	(144)	221
Total fixed maturities	425,660	422,388	5,243	(1,971)	3,272
Equity securities:
Financial institutions	11,037	5,106	6,035	(104)	5,931
Industrial & Miscellaneous	94,253	50,753	44,216	(716)	43,500
Total equity securities	105,290	55,859	50,251	(820)	49,431
Total available-for-sale securities	$530,950	$478,247	$55,494	$(2,791)	52,703

				Applicable federal income taxes	(18,446)

				Net unrealized gains - net of tax	$34,257

December 31, 2011:
U.S. government obligations	$73,137	$73,009	$139	$(11)	$128
Government sponsored entities	349	345	4	-	4
Residential mortgage-backed securities	21,872	21,778	619	(525)	94
Commercial mortgage-backed securities	11,300	11,388	116	(204)	(88)
States and municipal obligations	190,035	188,991	1,275	(231)	1,044
Corporate securities	91,646	91,949	1,429	(1,732)	(303)
Foreign government obligations	21,121	21,483	168	(530)	(362)
Total fixed maturities	409,460	408,943	3,750	(3,233)	517
Equity securities:
Financial institutions	9,428	4,955	4,778	(305)	4,473
Industrial & Miscellaneous	78,657	42,736	36,921	(1,000)	35,921
Total equity securities	88,085	47,691	41,699	(1,305)	40,394
Total available-for-sale securities	$497,545	$456,634	$45,449	$(4,538)	40,911

				Applicable federal income taxes	(14,319)

				Net unrealized gains - net of tax	$26,592

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has three other-than-temporarily impaired fixed maturity securities at March 31, 2012, which were previously impaired.  The Company has one other-than-temporary impairment loss relating to fixed maturity securities recognized in accumulated other comprehensive income as of March 31, 2012 and December 31, 2011.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2012			December 31, 2011
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	217	$78,440	$(1,316)	206	$86,470	$(2,303)
Greater than 12 months	35	14,183	(655)	44	11,930	(930)
Total fixed maturities	252	92,623	(1,971)	250	98,400	(3,233)
Equity securities:
12 months or less	16	7,069	(781)	35	8,317	(1,275)
Greater than 12 months	4	497	(39)	4	216	(30)
Total equity securities	20	7,566	(820)	39	8,533	(1,305)
Total fixed maturity and equity securities	272	$100,189	$(2,791)	289	$106,933	$(4,538)

The fair value and the cost or amortized cost of fixed maturity investments, at March 31, 2012, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$144,610	$144,309
Excess of one year to five years	219,069	216,846
Excess of five years to ten years	14,094	13,872
Excess of ten years	3,264	3,098
Total maturities	381,037	378,125
Asset-backed securities	44,623	44,263
	$425,660	$422,388

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended
	March 31
	2012	2011
Fixed maturities:
Gross gains	$550	$997
Gross losses	(971)	(1,467)
Net losses	(421)	(470)

Equity securities:
Gross gains	524	1,031
Gross losses	(142)	(491)
Net gains	382	540

Limited partnerships - net gain (loss)	5,420	(1,539)

Total net gains (losses)	$5,381	$(1,469)

Gains and losses activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2012	2011

Realized net gains (losses) on the disposal of securities	$(96)	$408
Mark-to-market adjustment	57	(802)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	5,420	(1,539)
Impairment:
Write-downs based upon objective criteria	-	-
Recovery of prior write-downs
upon sale or disposal	-	464

Totals	$5,381	$(1,469)

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter ending March 31, 2012 includes an estimated $5,531 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at March 31, 2012 includes approximately $1,363 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at March 31, 2012 includes approximately $19,104, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:
The following table summarizes the Company’s transactions with reinsurers for the 2012 and 2011 comparative periods.

	2012	2011
Quarter ended March 31:
Premiums ceded to reinsurers	$24,748	$21,007
Losses and loss expenses
ceded to reinsurers	7,804	11,080
Commissions from reinsurers	3,835	2,717

(4) Reportable Segments:
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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2012			2011
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended March 31:

Property and Casualty Insurance	$75,226	$47,909	$6,933	$72,104	$45,518	$1,452
Reinsurance	14,827	13,642	6,137	13,027	12,083	(22,748)

Totals	$90,053	$61,551	$13,070	$85,131	$57,601	$(21,296)

The following table reconciles reportable segment income (loss) to the Company’s consolidated income (loss) before federal income taxes.

	Three Months Ended
	March 31
	2012	2011
Profit (Loss):
Segment profit (loss)	$13,070	$(21,296)
Net investment income	2,422	2,653
Net realized gains (losses) on investments	5,381	(1,469)
Corporate expenses	(3,874)	(3,605)
Income (loss) before federal income taxes	$16,999	$(23,717)

Segment profit (loss) includes both net premiums earned and fees and other income (loss) associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(5) Loans to Employees:
From 2000 through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  The underlying securities served as collateral for these loans.  All loans have been paid in full and there is $0 of principal and interest relating to such loans outstanding at March 31, 2012.  No additional loans will be made under this program.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Debt:
The Company maintains a revolving line of credit with a $30,000 limit, with an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of March 31, 2012 and December 31, 2011.  At March 31, 2012, the effective interest rate was 1.14%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2012.  The current outstanding borrowings were used principally for treasury stock repurchases and extra dividend payments.

(7) Taxes:
As of March 31, 2012, the Company’s 2008 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(8) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$72,810	$72,810	$-	$-
Government sponsored entities	172	-	172	-
Residential mortgage-backed securities	19,917	-	19,917	-
Commercial mortgage-backed securities	13,614	-	13,614	-
State and municipal obligations	186,148	-	186,148	-
Corporate securities	108,667	-	92,923	15,744
Options embedded in convertible securities	1,817		1,817
Foreign government obligations	22,515	-	22,515	-
Total fixed maturities	425,660	72,810	337,106	15,744
Equity securities	105,290	105,290	-	-
Short term	3,293	3,169	124
Cash equivalents	71,474	-	71,474	-
	$605,717	$181,269	$408,704	$15,744

As of December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$73,137	$73,137	$-	$-
Government sponsored entities	349	-	349	-
Residential mortgage-backed securities	21,872	-	21,872	-
Commercial mortgage-backed securities	11,300	-	11,300	-
State and municipal obligations	190,035		190,035
Corporate securities	90,141	-	73,091	17,050
Options embedded in convertible securities	1,505	-	1,505	-
Foreign government obligations	21,121	-	21,121	-
Total fixed maturities	409,460	73,137	319,273	17,050
Equity securities	88,085	88,085	-	-
Short term	3,675	2,982	693
Cash equivalents	81,756	-	81,756	-
	$582,976	$164,204	$401,722	$17,050

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:

Cash equivalents:  Cash equivalents primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to underlying assets of these funds, we designate all cash equivalents as Level 2.

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. U.S. government obligations represent Level I securities, while Level II securities primarily include corporate securities, states and municipal obligations, foreign government obligations, and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds.

Equity securities: Fair values of equity securities are designated as Level I and are based on quoted market prices.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and vary by 0-3% from each other. There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2012 or 2011.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2012 and for the year ended December 31, 2011:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2012	2011
Beginning of period balance	$17,050	$17,242
Total gain or losses (realized or unrealized)
Included in earnings (or changes in net assets)	(206)	387
Purchases	400	6,522
Settlements	(1,500)	(7,101)
End of period balance	$15,744	$17,050

There were no transfers of assets between level 1 and level 2 during the three months ended March 31, 2012 and 2011.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the Company’s underlying economic value.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes receivable or payable and unearned income approximate fair value because of the short term nature of these items.  These assets and liabilities are not included in the table below.

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership’s equity, which approximates fair value.   As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level III.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

 A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at March 31, 2012 is as follows:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	Carrying	Fair Value
	Value	Level 1	Level II	Level III	Total
Assets:
Limited partnerships	$58,247	$-	$-	$58,247	$58,247

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

A summary of the carrying value and fair value of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2011 is as follows:

	Carrying	Fair
	Value	Value
Assets:
Limited partnerships	$54,705	$54,705

Liabilities:
Short-term borrowings	10,000	10,000

(9) Restricted Stock:
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

 (10) Subsequent Events:
We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred during the period which require recognition or disclosure.

(Space Intentionally Left Blank)

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first three months of 2012, the Company experienced positive cash flow from operations totaling $11.7 million which compares to positive cash flow from operations of $6.6 million generated during the first three months of 2011.  The $5.1 million increase in cash flow from the 2011 period is primarily due to higher net premiums and collateral deposits partially offset by higher loss payments associated with the settlement of 2011 catastrophe losses.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.4 years at March 31, 2012, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first three months of 2012 included regular dividend payments to shareholders of $3.7 million ($.25 per share).

The Company’s assets at March 31, 2012 included $71.5 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $145.7 million of fixed maturity investments will mature within the twelve-month period following March 31, 2012.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2012, $47.5 million may be transferred by dividend or loan to the parent company during the remainder of 2012 without approval by, or prior notification to, regulatory authorities.  An additional $193.8 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $9.6 million at March 31, 2012.

The Company’s annualized net premium writing to surplus ratio for the first three months of 2012 was approximately 78%.  Regulatory guidelines generally allow for writings of at least 100% of surplus.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2012 to First Quarter, 2011

Net premiums written during the first quarter of 2012 increased $1.7 million (2.8%) and net premiums earned increased $4.0 million (6.9%) as compared to the same period of 2011.  The Company’s Property and Casualty Insurance segment reported an increase in earned premiums of 5.3% while the Reinsurance segment reported an increase of 12.9%.  In the Property and Casualty Insurance segment, fleet transportation and professional liability were the main sources of the overall increase.  The Company’s two year old casualty reinsurance program was the main driver of the increase to the Reinsurance segment.  The following table provides information regarding premiums written and earned for each segment for the quarter ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned

2012
Property & Casualty Insurance	$75,226	$49,707	$47,909
Reinsurance	14,827	14,248	13,642

Totals	$90,053	$63,955	$61,551

2011
Property & Casualty Insurance	$72,104	$49,682	$45,518
Reinsurance	13,027	12,549	12,083

Totals	$85,131	$62,231	$57,601

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 33.9% of premium written for the current quarter compared to 31.1% a year earlier with the increase reflective of changes in treaty structures as well as the impact of new products which are ceded at significantly higher proportions than legacy products.

Net investment income, before tax, during the first quarter of 2012 was 8.7% lower than the first quarter of 2011 due primarily to lower available interest rates for bonds.  Pre-tax yields averaged 2.2% during the current quarter compared to 2.5% for the prior year period.  Overall after-tax yields decreased from 1.8% to 1.6%.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The first quarter 2012 net realized investment gains of $5.4 million resulted primarily from $5.4 million in gains reported by limited partnerships.  Comparative first quarter 2011 overall investment losses were $1.5 million.  Investment gains result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2012 were $30.8 million lower than that experienced during the first quarter of 2011 due primarily to the unprecedented level of catastrophe losses during the prior year period.  The loss ratios for each segment were as follows:

	2012	2011
Property and Casualty Insurance	65.4%	74.7%
Reinsurance	26.0	262.3
Total	56.7	114.0

Other operating expenses, for the first quarter of 2012, increased $0.5 million, or 2.8%, from the first quarter of 2011.  The majority of this increase relates to higher gross commissions expense on increased premium volume.  The ratio of consolidated other operating expenses to operating revenue decreased to 29.0% during the first quarter of 2012 compared to 29.8% for the 2011 first quarter.

The effective federal tax on consolidated income for the first quarter of 2012 was $5.5 million.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of continued premium growth coupled with far fewer catastrophe related losses as well as improved performance related to limited partnership investments, net income increased $26.7 million during the first quarter of 2012 as compared to the 2011 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2011.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2012, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $128 million.  Of this total, approximately $37 million (29%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At March 31, 2012, limited partnership investments include approximately $40.6 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2011.

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

                                                  BALDWIN & LYONS, INC.

Date     May 8, 2012                                                                By     /s/ Joseph J. DeVito
Joseph J. DeVito, CEO and President

Date     May 8, 2012                                                                By     /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2012

INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number                                                                             10-Q                   _

EXHIBIT 31.1                                                                              26
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2                                                                              28
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32                                                                               30
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act