Form 10-K/A
period 2011-12-31
BALDWIN & LYONS INC
filed 2012-07-09
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

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

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2012:
Common Stock, No Par Value:                                                                Class A (voting)                                            2,623,109 shares
                                     Class B (nonvoting)                                    12,225,348 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders held on May 8, 2012 are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on March 14, 2012 (the “Original 10-K”), of Baldwin & Lyons, Inc. (the “Company” “we” and “our”).  We are filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of the New Vernon India Fund LP (“India Fund”) for its fiscal years ended December 31, 2011, 2010, and 2009, respectively, as new Exhibits 99.1, 99.2, and 99.3 in response to Regulation S-X Rule 3-09.  We are also including the separate but related financial statements of the NVH I LP for its six month periods ended December 31, 2011, 2010, and 2009, respectively and for its six month periods ended June 30, 2011, 2010, and 2009 as new Exhibits 99.4, 99.5, 99.6, 99.7, 99.8 and 99.9, respectively, which should be read in conjunction with the India Fund’s financial statements.  The financial statements of the India Fund and NVH I LP as of and for the periods ended December 31, 2011 were not available at the time that we filed the Original 10-K.

In connection with the filing of this Amendment, the currently dated certifications from our Chief Executive Officer and our Chief Financial Officer are attached as exhibits hereto.

Item 15 is the only portion of the Original 10-K being supplemented or amended by this Amendment.  Except as described above, this Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K.  Accordingly, this Amendment should be read in connection with the Company's filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

PART IV

 Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of the Original 10-K is amended by the addition of the following exhibits:

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Executive Vice President and Chief Financial Officer Persuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer and President and by Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Persuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	New Vernon India Fund LP Financial Statements for the year ended December 31, 2011

99.2	New Vernon India Fund LP Financial Statements for the year ended December 31, 2010

99.3	New Vernon India Fund LP Financial Statements for the year ended December 31, 2009

99.4	NVH I LP Financial Statements for the six months ended December 31, 2011

99.5	NVH I LP Financial Statements for the six months ended December 31, 2010

99.6	NVH I LP Financial Statements for the six months ended December 31, 2009

99.7	NVH I LP Financial Statements for the six months ended June 30, 2011

99.8	NVH I LP Financial Statements for the six months ended June 30, 2010

99.9	NVH I LP Financial Statements for the six months ended June 30, 2009

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

BALDWIN & LYONS, INC.

July 9, 2012	By__/s/ Joseph J. DeVito_____________________________________
Joseph J. DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 9, 2012	By__/s/ Gary W. Miller_____________________________________
Gary W. Miller, Director and Executive Chairman

July 9, 2012	By_/s/ G. Patrick Corydon______________________________________
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

July 9, 2012	By__/s/ Joseph J. DeVito_____________________________________
Joseph J. DeVito, Director, Chief Executive Officer and President

July 9, 2012	By__/s/ Stuart D. Bilton_____________________________________(*)
Stuart D. Bilton, Director

July 9, 2012	By__/s/ Otto N. Frenzel IV_____________________________________(*)
Otto N. Frenzel IV, Director

July 9, 2012	By__/s/ John M. O'Mara_____________________________________(*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

July 9, 2012	By__/s/ Thomas H. Patrick_____________________________________(*)
Thomas H. Patrick, Director

July 9, 2012	By__/s/ John Pigott_____________________________________(*)
John Pigott, Director

July 9, 2012	By__/s/ Kenneth D. Sacks_____________________________________(*)
Kenneth D. Sacks, Director

July 9, 2012	By__/s/ Nathan Shapiro_____________________________________(*)
Nathan Shapiro, Director

July 9, 2012	By__/s/ Norton Shapiro_____________________________________(*)
Norton Shapiro, Director

July 9, 2012	By__/s/ Robert Shapiro_____________________________________(*)
Robert Shapiro, Director

July 9, 2012	By__/s/ Steven A. Shapiro_____________________________________(*)
Steven A. Shapiro, Director

July 9, 2012	By__/s/ John D. Weil_____________________________________(*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact