Form 10-Q
period 2012-06-30
BALDWIN & LYONS INC
filed 2012-08-07
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                   For Quarter Ended                                                                                                                                                                                                                                                                                                 Commission file number
                                                                                                                   June 30, 2012                                                                                                                                                                                                                                                                                                                        0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ____    No  ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2012:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,244,019

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	June 30	December 31
	2012	2011
Assets
Investments:
Fixed maturities	$410,648	$409,460
Equity securities	101,077	88,085
Limited partnerships	53,280	54,705
Short-term	3,346	3,675
	568,351	555,925

Cash and cash equivalents	87,625	89,726
Accounts receivable	71,537	74,094
Reinsurance recoverable	128,375	138,404
Notes receivable from employees	-	1,302
Other assets	38,754	35,370
Current federal income taxes	8,755	3,354
Deferred federal income taxes	-	7,119
	$903,397	$905,294

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$408,380	$421,556
Reserves for unearned premiums	38,400	39,919
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	112,093	114,758
Deferred federal income taxes	3,564	-
	572,437	586,233
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2012 - 2,623,109; 2011 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2012 - 12,244,019; 2011 - 12,225,348	522	522
Additional paid-in capital	49,187	48,751
Unrealized net gains on investments	29,992	26,592
Retained earnings	251,147	243,084
	330,960	319,061
	$903,397	$905,294

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Revenues
Net premiums earned	$59,655	$62,344	$121,206	$119,945
Net investment income	2,431	2,644	4,853	5,297
Commissions and other income	1,623	1,566	3,128	3,173
Net realized gains (losses) on investments, excluding
impairment losses	(5,108)	(1,845)	272	(3,314)
Total other-than-temporary impairment losses on investments	(345)	(118)	(345)	(118)
Net realized losses on investments	(5,453)	(1,963)	(73)	(3,432)
	58,256	64,591	129,114	124,983

Expenses
Losses and loss expenses incurred	33,739	55,166	68,643	120,839
Other operating expenses	19,257	18,117	38,213	36,553
	52,996	73,283	106,856	157,392
Income (loss) before federal income taxes	5,260	(8,692)	22,258	(32,409)
Federal income taxes (benefits)	1,210	(3,188)	6,702	(11,707)
Net income (loss)	$4,050	$(5,504)	$15,556	$(20,702)

Per share data:
Basic and diluted earnings (losses)	$.27	$(.38)	$1.05	$(1.40)

Dividends paid to shareholders	$.25	$.25	$.50	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,837	14,819	14,832	14,810
Dilutive effect of share equivalents	23	15	24	21
Average shares outstanding - diluted	14,860	14,834	14,856	14,831

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Net income (loss)	$4,050	$(5,504)	$15,556	$(20,702)

Other comprehensive income, net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	(4,635)	1,030	3,003	4,956
Less: reclassification adjustment for net gains (losses)
included in net income (loss)	(370)	1,089	(397)	1,134
	(4,265)	(59)	3,400	3,822

Foreign currency translation adjustments	(223)	61	(19)	288

Other comprehensive income (loss)	(4,488)	2	3,381	4,110

Comprehensive income (loss)	$(438)	$(5,502)	$18,937	$(16,592)

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2012	2011

Net cash provided by operating activities	$22,445	$26,769
Investing activities:
Purchases of available-for-sale investments	(165,890)	(182,133)
Purchases of limited partnership interests	(1,538)	-
Proceeds from sales or maturities
of available-for-sale investments	147,345	188,102
Net sales (purchases) of short-term investments	329	(83)
Other investing activities	2,701	(868)
Net cash provided by (used in) investing activities	(17,053)	5,018
Financing activities:
Dividends paid to shareholders	(7,474)	(7,454)
Repayment on line of credit	-	(5,000)
Net cash used in financing activities	(7,474)	(12,454)

Effect of foreign exchange rates on cash and cash equivalents	(19)	288

Increase (decrease) in cash and cash equivalents	(2,101)	19,621
Cash and cash equivalents at beginning of period	89,726	38,223
Cash and cash equivalents at end of period	$87,625	$57,844

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The Company adopted the provisions of Accounting Standards Updates 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 8 for the quarterly period ended June 30, 2012.

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  A statement complying with these requirements is included in this report.  The Company elected to present the components of comprehensive income in two separate but consecutive financial statements, which is illustrated in the “Consolidated Statements of Comprehensive Income (Loss).”

Reclassification:  Certain prior period balances have been reclassified to conform to the current period presentation.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at June 30, 2012 and December 31, 2011:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2012:
U.S. government obligations	$69,433	$69,433	$52	$(52)	$-
Residential mortgage-backed securities	18,165	18,347	533	(715)	(182)
Commercial mortgage-backed securities	15,153	14,821	490	(158)	332
States and municipal obligations	174,216	173,165	1,092	(41)	1,051
Corporate securities	112,182	111,368	1,844	(1,030)	814
Foreign government obligations	21,499	21,650	161	(312)	(151)
Total fixed maturities	410,648	408,784	4,172	(2,308)	1,864
Equity securities:
Financial institutions	10,121	5,012	5,260	(151)	5,109
Industrial & Miscellaneous	90,956	51,787	41,184	(2,015)	39,169
Total equity securities	101,077	56,799	46,444	(2,166)	44,278
Total available-for-sale securities	$511,725	$465,583	$50,616	$(4,474)	46,142

				Applicable federal income taxes	(16,150)

				Net unrealized gains - net of tax	$29,992

December 31, 2011:
U.S. government obligations	$73,137	$73,009	$139	$(11)	$128
Government sponsored entities	349	345	4	-	4
Residential mortgage-backed securities	21,872	21,778	619	(525)	94
Commercial mortgage-backed securities	11,300	11,388	116	(204)	(88)
States and municipal obligations	190,035	188,991	1,275	(231)	1,044
Corporate securities	91,646	91,949	1,429	(1,732)	(303)
Foreign government obligations	21,121	21,483	168	(530)	(362)
Total fixed maturities	409,460	408,943	3,750	(3,233)	517
Equity securities:
Financial institutions	9,428	4,955	4,778	(305)	4,473
Industrial & Miscellaneous	78,657	42,736	36,921	(1,000)	35,921
Total equity securities	88,085	47,691	41,699	(1,305)	40,394
Total available-for-sale securities	$497,545	$456,634	$45,449	$(4,538)	40,911

				Applicable federal income taxes	(14,319)

				Net unrealized gains - net of tax	$26,592

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has five other-than-temporarily impaired fixed maturity securities at June 30, 2012.  The Company has three and one other-than-temporary impairment losses relating to fixed maturity securities recognized in accumulated other comprehensive income as of June 30, 2012 and December 31, 2011, respectively.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2012			December 31, 2011
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	204	$98,248	$(1,978)	206	$86,470	$(2,303)
Greater than 12 months	35	14,548	(330)	44	11,930	(930)
Total fixed maturities	239	112,796	(2,308)	250	98,400	(3,233)
Equity securities:
12 months or less	33	11,244	(1,785)	35	8,317	(1,275)
Greater than 12 months	10	3,460	(381)	4	216	(30)
Total equity securities	43	14,704	(2,166)	39	8,533	(1,305)
Total fixed maturity and equity securities	282	$127,500	$(4,474)	289	$106,933	$(4,538)

The fair value and the cost or amortized cost of fixed maturity investments, at June 30, 2012, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$129,753	$129,659
Excess of one year to five years	211,721	210,120
Excess of five years to ten years	22,174	22,204
Excess of ten years	3,155	3,036
Total maturities	366,803	365,019
Asset-backed securities	43,845	43,765
	$410,648	$408,784

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Fixed maturities:
Gross gains	$792	$1,161	$1,342	$2,158
Gross losses	(1,181)	(402)	(2,152)	(1,869)
Net gains (losses)	(389)	759	(810)	289

Equity securities:
Gross gains	152	1,198	675	2,229
Gross losses	(333)	(283)	(475)	(773)
Net gains (losses)	(181)	915	200	1,456

Limited partnerships - net gain (loss)	(4,883)	(3,637)	537	(5,177)

Total net losses	$(5,453)	$(1,963)	$(73)	$(3,432)

Gains and losses activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

Realized net gains (losses) on the disposal of securities	$(109)	$1,636	$(205)	$2,044
Mark-to-market adjustment	(369)	156	(313)	(645)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(4,883)	(3,637)	537	(5,177)
Impairment:
Write-downs based upon objective criteria	(345)	(118)	(345)	(118)
Recovery of prior write-downs
upon sale or disposal	253	-	253	464

Totals	$(5,453)	$(1,963)	$(73)	$(3,432)

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income (loss) from limited partnerships for the quarter and year-to-date periods ending June 30, 2012 includes an estimated $1,670 net unrealized losses and $3,861 of net unrealized gains, respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2012 includes approximately $306 of net unrealized losses reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at June 30, 2012 includes approximately $15,877, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2012 and 2011 comparative periods.

	2012	2011
Quarter ended June 30:
Premiums ceded to reinsurers	$24,472	$21,438
Losses and loss expenses
ceded to reinsurers	11,333	14,376
Commissions from reinsurers	3,137	2,597

Six months ended June 30:
Premiums ceded to reinsurers	49,220	42,445
Losses and loss expenses
ceded to reinsurers	19,137	25,829
Commissions from reinsurers	6,973	5,315

(4) Reportable Segments:

The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides private passenger automobile products to individuals, and commercial multi-peril and professional liability products on a selective basis.

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

	2012			2011
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended June 30:

Property and Casualty Insurance	$64,760	$48,167	$6,872	$67,309	$47,352	$6,147
Reinsurance	14,094	11,488	5,314	15,722	14,992	(12,470)

Totals	$78,854	$59,655	$12,186	$83,031	$62,344	$(6,323)

Six months ended June 30:

Property and Casualty Insurance	$139,986	$96,076	$13,795	$139,413	$92,870	$7,600
Reinsurance	28,920	25,130	11,461	28,749	27,075	(35,219)

Totals	$168,906	$121,206	$25,256	$168,162	$119,945	$(27,619)

The following table reconciles reportable segment income (loss) to the Company’s consolidated income (loss) before federal income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Profit (Loss):
Segment profit (loss)	$12,186	$(6,323)	$25,256	$(27,619)
Net investment income	2,431	2,644	4,853	5,297
Net losses on investments	(5,453)	(1,963)	(73)	(3,432)
Corporate expenses	(3,904)	(3,050)	(7,778)	(6,655)
Income (loss) before federal income taxes	$5,260	$(8,692)	$22,258	$(32,409)

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Loans to Employees:

Through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  The underlying securities served as collateral for these loans.  All employee loans have been paid in full as of June 30, 2012.  No additional loans will be made under this program.

(6) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of June 30, 2012 and December 31, 2011.  At June 30, 2012, the effective interest rate was 1.15%.  The Company has $20,000 remaining unused under the line of credit at June 30, 2012.  The current outstanding borrowings were used principally for treasury stock repurchases and extra dividend payments.

(7) Taxes:

As of June 30, 2012, the Company’s 2008 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(8) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$69,433	$69,433	$-	$-
Residential mortgage-backed securities	18,165	-	18,165	-
Commercial mortgage-backed securities	15,153	-	15,153	-
State and municipal obligations	174,216	-	174,216	-
Corporate securities	110,802	-	97,161	13,641
Options embedded in convertible securities	1,380	-	1,380	-
Foreign government obligations	21,499	-	21,499	-
Total fixed maturities	410,648	69,433	327,574	13,641
Equity securities	101,077	101,077	-	-
Short term	3,346	3,225	121	-
Cash equivalents	85,098	-	85,098	-
	$600,169	$173,735	$412,793	$13,641

As of December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$73,137	$73,137	$-	$-
Government sponsored entities	349	-	349	-
Residential mortgage-backed securities	21,872	-	21,872	-
Commercial mortgage-backed securities	11,300	-	11,300	-
State and municipal obligations	190,035	-	190,035	-
Corporate securities	90,141	-	73,091	17,050
Options embedded in convertible securities	1,505	-	1,505	-
Foreign government obligations	21,121	-	21,121	-
Total fixed maturities	409,460	73,137	319,273	17,050
Equity securities	88,085	88,085	-	-
Short term	3,675	2,982	693	-
Cash equivalents	81,756	-	81,756	-
	$582,976	$164,204	$401,722	$17,050

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and vary by 0-3% from each other. There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2012 or 2011.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2012 and for the year ended December 31, 2011:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2012	2011
Beginning of period balance	$17,050	$17,242
Total gain or losses (realized or unrealized)
included in earnings (or changes in net assets)	(165)	387
Purchases	400	6,522
Settlements	(3,644)	(7,101)
End of period balance	$13,641	$17,050

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2012 and 2011.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership’s equity.   The underlying assets of the Company’s investments in limited partnerships are carried at fair value, and, therefore, the Company’s carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level III.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at June 30, 2012 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level II	Level III	Total
Assets:
Limited partnerships	$53,280	$-	$-	$53,280	$53,280

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

A summary of the carrying value and fair value of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2011 is as follows:

	Carrying	Fair
	Value	Value
Assets:
Limited partnerships	$54,705	$54,705

Liabilities:
Short-term borrowings	10,000	10,000

(9) Restricted Stock:

Effective May 10, 2011, the Company issued a total of 19,558 shares of class B restricted stock to the Company’s outside directors.  These restricted shares became fully vested on May 10, 2012.  These shares represent the annual retainer compensation for outside directors for the period July 1, 2011 through June 30, 2012.  Each share was valued at $22.50 per share representing a total value of $440.  Compensation expense related to the above stock grant was recognized over the period in which the directors rendered the services.

Effective May 8, 2012, the Company issued a total of 20,119 shares of class B restricted stock to the Company’s outside directors.  These restricted shares represent the annual retainer compensation for outside directors for the period July 1, 2012 through June 30, 2013 and will vest on May 8, 2013.  Vesting will be accelerated only on the condition of death, disability, or change in control of the Company.  Each restricted share is valued at $21.87 per share representing a total value of $440.  Compensation expense related to the above stock grant is to be recognized over the period in which the directors render the services which will also coincide with the vesting period.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

 (10) Subsequent Events:

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred during the period which require recognition or disclosure.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 30% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products. For the first six months of 2012, the Company experienced positive cash flow from operations totaling $22.4 million which compares to positive cash flow from operations of $26.8 million generated during the first six months of 2011.  The $4.4 million decrease in cash flow from the 2011 period is primarily due to higher loss payments associated with the settlement of 2011 catastrophe losses, partially offset by higher net premiums.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.35 years at June 30, 2012, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first six months of 2012 included regular dividend payments to shareholders of $7.5 million ($.50 per share).

The Company’s assets at June 30, 2012 included $85.1 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $131.8 million of fixed maturity investments will mature within the twelve-month period following June 30, 2012.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2012, $44.0 million may be transferred by dividend or loan to the parent company during the remainder of 2012 without approval by, or prior notification to, regulatory authorities.  An additional $195.8 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $12.5 million at June 30, 2012.

The Company’s annualized net premium writing to surplus ratio for the first six months of 2012 was approximately 74%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2012 to Second Quarter, 2011

Direct and assumed premiums written during the second quarter of 2012 decreased $4.2 million (5.0%) and net premiums earned decreased $2.7 million (4.3%) as compared to the same period of 2011.  The Company’s Property and Casualty Insurance segment reported a decrease in premium written of 3.8% but an increase in earned premiums of 1.7% while the Reinsurance segment reported a decrease in premium written of 10.4% as well as a decrease in premium earned of 23.4%.  In the Property and Casualty Insurance segment,  a planned reduction in commercial multi-peril business combined with lower personal automobile premium resulting from rate increases implemented during 2012 were offset by increased premium from fleet transportation business resulting from higher activity-sensitive premium on existing accounts and the addition of new business.  The Company’s property reinsurance program was the main driver of the decrease to the Reinsurance segment, as a strategic reduction in global catastrophe risk was implemented effective January 1, 2012.  The following table provides information regarding premiums written and earned for each segment for the quarter ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2012

Property & Casualty Insurance	$64,760	$42,458	$48,167
Reinsurance	14,094	13,515	11,488

Totals	$78,854	$55,973	$59,655

2011

Property & Casualty Insurance	$67,309	$49,247	$47,352
Reinsurance	15,722	15,244	14,992

Totals	$83,031	$64,491	$62,344

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 34.4% of premium written for the current quarter compared to 32.8% in the 2011 second quarter, with the increase reflective of minor changes in treaty structures as well as the impact of the proportion of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the second quarter of 2012 was 8.1% lower than the second quarter of 2011 due primarily to lower available interest rates for bonds.  Pre-tax bond yields averaged 2.3% during the current quarter compared to 2.7% for the prior year period.  Overall after-tax yields decreased from 1.8% to 1.5% while average invested funds, impacted by positive cash flow, were over 7% higher.  The short term nature of the Company’s fixed income portfolio causes changes in available yields to be quickly reflected in investment income.

The second quarter 2012 net realized investment losses of $5.5 million resulted primarily from $4.9 million in losses reported by limited partnerships and $0.4 million in mark-to-market adjustments.  Comparative second quarter 2011 overall investment losses were $2.0 million.  Investment losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2012 were $21.4 million lower than that experienced during the second quarter of 2011 due primarily to the impact of the unprecedented level of catastrophe losses during the prior year period.  The loss ratios for each segment were as follows:

	2012	2011
Property and Casualty Insurance	64.5%	66.2%
Reinsurance	23.1	159.0
Total	56.5	88.5

Other operating expenses, for the second quarter of 2012, increased $1.1 million, or 6.3%, from the second quarter of 2011.  The majority of this increase relates to increased salary and salary related expenses which were depressed in 2011as the result of catastrophic losses.  The ratio of consolidated other operating expenses to operating revenue was 30.2% during the second quarter of 2012 compared to 27.2% for the 2011 second quarter.

The effective federal tax rate on consolidated income for the second quarter of 2012 was 23%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $9.6 million during the second quarter of 2012 as compared to the 2011 period.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Direct and assumed premiums written during the first six months of 2012 increased $.7 million (0.4%) and net premiums earned increased $1.3 million (1.1%) as compared to the same period of 2011.  The Company’s Property and Casualty Insurance segment reported an increase in written and earned premiums of .4% and 3.5%, respectively while the Reinsurance segment reported a decrease in earned premium of 7.2%.  The reasons for the segment fluctuations are similar to those detailed in the quarterly comparison, preceding.  The following table provides information regarding premiums written and earned for each segment for the six months ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2012

Property & Casualty Insurance	$139,986	$92,165	$96,076
Reinsurance	28,920	27,763	25,130

Totals	$168,906	$119,928	$121,206

2011

Property & Casualty Insurance	$139,413	$98,929	$92,870
Reinsurance	28,749	27,793	27,075

Totals	$168,162	$126,722	$119,945

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 34.2% of premium written for the current year period compared to 29.0% a year earlier with the increase reflective of changes in treaty structures as well as the impact of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the first six months of 2012 was 8.4% lower than the first six months of 2011 for the same reasons noted in the quarterly comparison.  Overall pre-tax yields averaged 2.0% during the current period compared to 2.4% for the prior year period.  Overall after-tax yields decreased from 1.8% to 1.6%.  Average funds invested were nearly 7% higher in the 2012 period as the result of positive cash flow.

Net realized investment losses for the first six months of 2012 were less than $.1 million before tax, resulting primarily from $.2 million in losses reported by direct trading securities and $.3 million mark-to-market adjustment, partially offset by a $.5 million gain reported by limited partnerships.  Realized investment losses were $3.4 million for the same period of 2011.

Losses and loss expenses incurred during the first six months of 2012 were $52.2 million lower than that experienced during the first six months of 2011 which included an unprecedented level of catastrophe losses.  The lower loss ratio for the Property and Casualty segment was attributable to improvements in most product groupings.  The loss ratios for each segment were as follows:

	2012	2011
Property and Casualty Insurance	65.0%	70.3%
Reinsurance	24.7	205.1
Total	56.6	100.7

Other operating expenses, for the first six months of 2012, increased $1.7 million, or 4.5%, from the 2011 six-month period.  The majority of this increase relates to the lower salary and salary related expenses during 2011, as noted in the quarterly comparison.  The ratio of consolidated other operating expenses to operating revenue was 29.6% during the 2012 period compared to 28.5% for the 2011 period.

The effective federal tax rate on consolidated income for the first six months of 2012 was 30.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $36.3 million as compared to the 2011 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2012, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $122 million.  Of this total, approximately $46 million (38%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2012, limited partnership investments include approximately $36.5 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 8, 2012, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
Advisory vote to approve executive compensation	2,196,857	779	2,939
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2011	2,109,234	91,341	0

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 2, 2012.

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

 BALDWIN & LYONS, INC.

Date     August 7, 2012                                                                By  /s/ Joseph J. DeVito
Joseph J. DeVito, CEO and President

Date     August 7, 2012                                                                By  /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

                                                                             BALDWIN & LYONS, INC.

                                                          Form 10-Q for the fiscal quarter ended June 30, 2012

                                                                                INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number                                                                                 10-Q           _

EXHIBIT 31.1                                                                                 28
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2                                                                                 30
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32                                                                                  32
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act