Form 10-Q
period 2012-09-30
BALDWIN & LYONS INC
filed 2012-11-06
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                                     For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                                     September 30, 2012                                                                                                0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2012:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                               2,623,109
Class B (nonvoting)                                                                                       12,268,919

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2012	2011
Assets
Investments:
Fixed maturities	$443,584	$409,460
Equity securities	103,882	88,085
Limited partnerships	59,237	54,705
Short-term	3,580	3,675
	610,283	555,925

Cash and cash equivalents	65,231	89,726
Accounts receivable	79,985	74,094
Reinsurance recoverable	135,313	138,404
Other assets	33,816	36,672
Current federal income taxes	10,582	3,354
Deferred federal income taxes	-	7,119
	$935,210	$905,294

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$410,488	$421,556
Reserves for unearned premiums	37,674	39,919
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	124,016	114,758
Deferred federal income taxes	8,674	-
	590,852	586,233
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2012 - 2,623,109; 2011 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2012 - 12,268,919; 2011 - 12,225,348	523	522
Additional paid-in capital	49,753	48,751
Unrealized net gains on investments	34,480	26,592
Retained earnings	259,490	243,084
	344,358	319,061
	$935,210	$905,294

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Revenues
Net premiums earned	$54,853	$60,429	$176,059	$180,374
Net investment income	2,343	2,779	7,196	8,076
Commissions and other income	1,263	1,421	4,390	4,594
Net realized gains (losses) on investments, excluding
impairment losses	9,192	(16,084)	9,465	(19,398)
Total other-than-temporary impairment losses on investments	(411)	(1,376)	(756)	(1,494)
Net realized gains (losses) on investments	8,781	(17,460)	8,709	(20,892)
	67,240	47,169	196,354	172,152

Expenses
Losses and loss expenses incurred	30,477	48,637	99,119	169,476
Other operating expenses	19,209	18,713	57,423	55,266
	49,686	67,350	156,542	224,742
Income (loss) before federal income taxes	17,554	(20,181)	39,812	(52,590)
Federal income taxes (benefits)	5,867	(7,210)	12,569	(18,917)
Net income (loss)	$11,687	$(12,971)	$27,243	$(33,673)

Per share data:
Basic and diluted earnings (losses)	$.78	$(.87)	$1.83	$(2.27)

Dividends paid to shareholders	$.25	$.25	$.75	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,846	14,826	14,836	14,816
Dilutive effect of share equivalents	21	11	20	19
Average shares outstanding - diluted	14,867	14,837	14,856	14,835

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Net income (loss)	$11,687	$(12,971)	$27,243	$(33,673)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	6,104	(17,042)	9,107	(12,085)
Less: reclassification adjustment for net gains (losses)
included in net income (loss)	1,617	(909)	1,220	226
	4,487	(16,133)	7,887	(12,311)

Foreign currency translation adjustments	362	(709)	343	(421)

Other comprehensive income (loss)	4,849	(16,842)	8,230	(12,732)

Comprehensive income (loss)	$16,536	$(29,813)	$35,473	$(46,405)

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2012	2011

Net cash provided by operating activities	$24,242	$44,589
Investing activities:
Purchases of available-for-sale investments	(268,842)	(258,365)
Purchases of limited partnership interests	(1,538)	-
Proceeds from sales or maturities
of available-for-sale investments	230,272	247,322
Net sales (purchases) of short-term investments	95	(919)
Other investing activities	2,113	(1,565)
Net cash used in investing activities	(37,900)	(13,527)
Financing activities:
Dividends paid to shareholders	(11,180)	(11,150)
Repayment on line of credit	-	(5,000)
Net cash used in financing activities	(11,180)	(16,150)

Effect of foreign exchange rates on cash and cash equivalents	343	(421)

Increase (decrease) in cash and cash equivalents	(24,495)	14,491
Cash and cash equivalents at beginning of period	89,726	38,223
Cash and cash equivalents at end of period	$65,231	$52,714

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

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership’s net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its consolidated statements of operations, its proportionate share of the investee’s unrealized as well as realized investment gains or losses.

Other investments, if any, are carried at either fair value or cost, depending on the nature of the investment.  Short-term investments are carried at cost which approximates their fair values.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The Company adopted the provisions of Accounting Standards Updates 2011-04 effective January 1, 2012, and has included the additional disclosures required for fair value measurements in this report.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at September 30, 2012 and December 31, 2011:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2012:
U.S. government obligations	$70,686	$70,640	$70	$(24)	$46
Residential mortgage-backed securities	16,808	16,403	569	(164)	405
Commercial mortgage-backed securities	14,717	14,153	698	(134)	564
States and municipal obligations	195,300	194,211	1,142	(53)	1,089
Corporate securities	124,240	121,860	3,455	(1,075)	2,380
Foreign government obligations	21,833	21,466	460	(93)	367
Total fixed maturities	443,584	438,733	6,394	(1,543)	4,851
Equity securities:
Financial institutions	11,731	5,699	6,187	(155)	6,032
Industrial & Miscellaneous	92,151	49,989	43,435	(1,273)	42,162
Total equity securities	103,882	55,688	49,622	(1,428)	48,194
Total available-for-sale securities	$547,466	$494,421	$56,016	$(2,971)	53,045

				Applicable federal income taxes	(18,565)

				Net unrealized gains - net of tax	$34,480

December 31, 2011:
U.S. government obligations	$73,137	$73,009	$139	$(11)	$128
Government sponsored entities	349	345	4	-	4
Residential mortgage-backed securities	21,872	21,778	619	(525)	94
Commercial mortgage-backed securities	11,300	11,388	116	(204)	(88)
States and municipal obligations	190,035	188,991	1,275	(231)	1,044
Corporate securities	91,646	91,949	1,429	(1,732)	(303)
Foreign government obligations	21,121	21,483	168	(530)	(362)
Total fixed maturities	409,460	408,943	3,750	(3,233)	517
Equity securities:
Financial institutions	9,428	4,955	4,778	(305)	4,473
Industrial & Miscellaneous	78,657	42,736	36,921	(1,000)	35,921
Total equity securities	88,085	47,691	41,699	(1,305)	40,394
Total available-for-sale securities	$497,545	$456,634	$45,449	$(4,538)	40,911

				Applicable federal income taxes	(14,319)

				Net unrealized gains - net of tax	$26,592

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has six and three other-than-temporarily impaired fixed maturity securities at September 30, 2012 and December 31, 2011, respectively, of which, three and one of these investments have other-than-temporary impairment losses recognized in accumulated other comprehensive income as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2012 and December 31, 2011, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2012			December 31, 2011
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	129	$70,996	$(943)	206	$86,470	$(2,303)
Greater than 12 months	43	8,701	(600)	44	11,930	(930)
Total fixed maturities	172	79,697	(1,543)	250	98,400	(3,233)
Equity securities:
12 months or less	11	4,686	(365)	35	8,317	(1,275)
Greater than 12 months	23	7,485	(1,063)	4	216	(30)
Total equity securities	34	12,171	(1,428)	39	8,533	(1,305)
Total fixed maturity and equity securities	206	$91,868	$(2,971)	289	$106,933	$(4,538)

The fair value and the cost or amortized cost of fixed maturity investments, at September 30, 2012, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$160,953	$160,557
Excess of one year to five years	203,862	201,413
Excess of five years to ten years	32,107	31,611
Excess of ten years	3,167	2,990
Total maturities	400,089	396,571
Asset-backed securities	43,495	42,162
	$443,584	$438,733

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Fixed maturities:
Gross gains	$1,508	$1,572	$2,850	$3,730
Gross losses	(801)	(2,048)	(2,952)	(3,917)
Net realized gains (losses)	707	(476)	(102)	(187)

Equity securities:
Gross gains	2,132	272	2,807	2,501
Gross losses	(353)	(1,195)	(828)	(1,968)
Net realized gains (losses)	1,779	(923)	1,979	533

Limited partnerships - net gain (loss)	6,295	(16,061)	6,832	(21,238)

Totals	$8,781	$(17,460)	$8,709	$(20,892)

Net realized gains (losses) activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Realized net gains on the disposal of securities	$1,659	$1,312	$1,454	$3,356
Mark-to-market adjustment	456	(1,353)	144	(1,998)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	6,295	(16,061)	6,832	(21,238)
Impairment:
Write-downs based upon objective criteria	(411)	(1,376)	(756)	(1,494)
Recovery of prior write-downs
upon sale or disposal	782	18	1,035	482

Totals	$8,781	$(17,460)	$8,709	$(20,892)

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income (loss) from limited partnerships for the quarter and year-to-date periods ending September 30, 2012 includes an estimated $5,642 net unrealized gains and $9,503 of net unrealized gains, respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at September 30, 2012 includes approximately $5,336 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at September 30, 2012 includes approximately $19,786, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2012 and 2011 comparative periods.

	2012	2011
Quarter ended September 30:
Premiums ceded to reinsurers	$27,110	$21,699
Losses and loss expenses
ceded to reinsurers	21,338	9,509
Commissions from reinsurers	3,550	2,976

Nine months ended September 30:
Premiums ceded to reinsurers	76,329	64,145
Losses and loss expenses
ceded to reinsurers	40,475	35,338
Commissions from reinsurers	10,523	8,291

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

	2012			2011
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended September 30:

Property and Casualty Insurance	$68,072	$42,972	$5,089	$65,419	$45,833	$5,522
Reinsurance	13,165	11,881	5,539	15,072	14,596	(7,737)

Totals	$81,237	$54,853	$10,628	$80,491	$60,429	$(2,215)

Nine months ended September 30:

Property and Casualty Insurance	$208,058	$139,048	$18,871	$204,832	$138,703	$13,122
Reinsurance	42,085	37,011	17,013	43,821	41,671	(42,956)

Totals	$250,143	$176,059	$35,884	$248,653	$180,374	$(29,834)

The following table reconciles reportable segment income (loss) to the Company’s consolidated income (loss) before federal income taxes.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Profit (Loss):
Segment profit (loss)	$10,628	$(2,215)	$35,884	$(29,834)
Net investment income	2,343	2,779	7,196	8,076
Net gains (losses) on investments	8,781	(17,460)	8,709	(20,892)
Corporate expenses	(4,198)	(3,285)	(11,977)	(9,940)
Income (loss) before federal income taxes	$17,554	$(20,181)	$39,812	$(52,590)

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of September 30, 2012 and December 31, 2011.  At September 30, 2012, the effective interest rate was 1.12%.  The Company has $20,000 remaining unused under the line of credit at September 30, 2012.

(6) Taxes:

As of September 30, 2012, the Company’s 2009 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$70,686	$70,686	$-	$-
Residential mortgage-backed securities	16,808	-	16,808	-
Commercial mortgage-backed securities	14,717	-	14,717	-
State and municipal obligations	195,300	-	195,300	-
Corporate securities	122,628	-	108,682	13,946
Options embedded in convertible securities	1,612	-	1,612	-
Foreign government obligations	21,833	-	21,833	-
Total fixed maturities	443,584	70,686	358,952	13,946
Equity securities	103,882	103,882	-	-
Short term	3,580	3,580	-	-
Cash equivalents	62,903	-	62,903	-
	$613,949	$178,148	$421,855	$13,946

As of December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$73,137	$73,137	$-	$-
Government sponsored entities	349	-	349	-
Residential mortgage-backed securities	21,872	-	21,872	-
Commercial mortgage-backed securities	11,300	-	11,300	-
State and municipal obligations	190,035	-	190,035	-
Corporate securities	90,141	-	73,091	17,050
Options embedded in convertible securities	1,505	-	1,505	-
Foreign government obligations	21,121	-	21,121	-
Total fixed maturities	409,460	73,137	319,273	17,050
Equity securities	88,085	88,085	-	-
Short term	3,675	2,982	693	-
Cash equivalents	81,756	-	81,756	-
	$582,976	$164,204	$401,722	$17,050

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures. U.S. government obligations represent Level 1 securities, while Level 2 securities primarily include corporate securities, states and municipal obligations, foreign government obligations, and mortgage-backed securities. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and vary by 0-3% from each other. There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2012 or 2011.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2012	2011
Beginning of period balance	$17,050	$17,242
Total gain or losses (realized or unrealized)
included in earnings (or changes in net assets)	140	387
Purchases	400	6,522
Settlements	(3,644)	(7,101)
End of period balance	$13,946	$17,050

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2012 and 2011.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as reserves for losses and loss expenses are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the Company’s underlying economic value.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes receivable or payable and unearned premiums approximate fair value because of the short term nature of these items.  These assets and liabilities are not included in the table below.

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership’s equity.   The underlying assets of the Company’s investments in limited partnerships are carried at fair value, and, therefore, the Company’s carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level 3.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2012
Assets: Limited partnerships	$59,237	$-	$-	$59,237	$59,237
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

December 31, 2011
Assets: Limited partnerships	54,705	-	-	54,705	54,705
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

(8) Restricted Stock:

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

 (9) Subsequent Events:

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

For the first nine months of 2012, the Company experienced positive cash flow from operations totaling $24.2 million which compares to positive cash flow from operations of $44.6 million generated during the first nine months of 2011.  The decrease in cash flow from the 2011 period is primarily due to an increased level of gross premiums being ceded resulting from changes in reinsurance programs, increased loss payments associated with the settlement of 2011 catastrophe losses and increased federal income tax estimated payments.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.55 years at September 30, 2012, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first nine months of 2012 included regular dividend payments to shareholders of $11.2 million ($.75 per share).

The Company’s assets at September 30, 2012 included $62.9 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $162.3 million of fixed maturity investments (at par) will mature within the twelve-month period following September 30, 2012.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2012, $40.5 million may be transferred by dividend or loan to the parent company during the remainder of 2012 without approval by, or prior notification to, regulatory authorities.  An additional $210.6 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $7.5 million at September 30, 2012.

The Company’s annualized net premium writing to surplus ratio for the first nine months of 2012 was approximately 69%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2012 to Third Quarter, 2011

Direct and assumed premiums written during the third quarter of 2012 increased $0.7 million (1.0%) and net premiums earned decreased $5.6 million (9.2%) as compared to the same period of 2011.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 4.1% but a decrease in earned premiums of 6.2% while the Reinsurance segment reported a decrease in premium written of 12.7% and a decrease in premium earned of 18.6%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted by an ongoing reduction in commercial multi-peril business combined with lower personal automobile premium resulting from rate increases implemented during 2012; however, these decreases were more than offset by increased premium from fleet transportation business resulting from higher activity-sensitive premium on existing accounts and the addition of new business.  The Company’s property reinsurance program was the main driver of the decrease to the Reinsurance segment, as a strategic reduction in global catastrophe risk was implemented effective January 1, 2012.  The following table provides information regarding premiums written and earned for each segment for the quarter ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2012

Property & Casualty Insurance	$68,072	$41,488	$42,972
Reinsurance	13,165	12,586	11,881

Totals	$81,237	$54,074	$54,853

2011

Property & Casualty Insurance	$65,419	$44,606	$45,833
Reinsurance	15,072	14,594	14,596

Totals	$80,491	$59,200	$60,429

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 39.1% of premium written for the current quarter compared to 31.8% in the 2011 third quarter, with the increase reflective of changes in treaty structures whereby the Company retains lower amounts of risk and premium as well as the impact of the proportion of new products which are ceded at generally higher proportions than legacy products.  In addition, a single, non-recurring reinsurance transaction related to a retrospectively-rated reinsurance contract added 1.7% to the current quarter ceded rate.

Net investment income, before tax, during the third quarter of 2012 was 15.7% lower than the third quarter of 2011 due primarily to lower available interest rates for bonds.  Pre-tax bond yields averaged 2.4% during the current quarter compared to 2.8% for the prior year period.  Overall after-tax yields decreased from 1.8% to 1.6% while average invested funds, impacted by positive cash flow, were over 2% higher.  The short term nature of the Company’s fixed income portfolio is expected to place downward pressure on investment income for the foreseeable future.

The third quarter 2012 net realized investment gains of $8.8 million resulted primarily from $6.3 million in gains reported by limited partnerships, $1.7 million reported from direct trading and $0.5 million net reversals of mark-to-market adjustments.  Comparative third quarter 2011 overall net realized investment losses were $17.5 million, reflective of unfavorable global market results.  Investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, are not expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2012 were $18.2 million lower than that experienced during the third quarter of 2011 due primarily to the impact of the unprecedented level of catastrophe losses during the prior year period.  The loss ratios for each segment were as follows:

	2012	2011
Property and Casualty Insurance	65.0%	66.2%
Reinsurance	21.6	125.3
Total	55.6	80.5

Other operating expenses, for the third quarter of 2012, increased $0.5 million, or 2.7%, from the third quarter of 2011.  The ratio of consolidated other operating expenses to operating revenue was 32.9% during the third quarter of 2012 compared to 29.0% for the 2011 third quarter.

The effective federal tax rate on consolidated income for the third quarter of 2012 was 33.4%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $24.7 million during the third quarter of 2012 as compared to the 2011 period.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Direct and assumed premiums written during the first nine months of 2012 increased $1.5 million (0.6%) while net premiums earned decreased $4.3 million (2.4%) as compared to the same period of 2011.  The Company’s Property and Casualty Insurance segment reported an increase in written and earned premiums of 1.6% and 0.2%, respectively while the Reinsurance segment reported a decrease in written and earned premium of 4.0% and 11.2%, respectively.  The reasons for the segment fluctuations are similar to those detailed in the quarterly comparison, preceding.  The following table provides information regarding premiums written and earned for each segment for the nine months ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2012

Property & Casualty Insurance	$208,058	$133,653	$139,048
Reinsurance	42,085	40,349	37,011

Totals	$250,143	$174,002	$176,059

2011

Property & Casualty Insurance	$204,832	$143,536	$138,703
Reinsurance	43,821	42,387	41,671

Totals	$248,653	$185,923	$180,374

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.8% of premium written for the current year period compared to 29.9% a year earlier with the increase reflective of changes in treaty structures as well as the impact of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the first nine months of 2012 was 10.9% lower than the first nine months of 2011 for the same reasons noted in the quarterly comparison.  Overall pre-tax yields averaged 2.0% during the current period compared to 2.4% for the prior year period.  Overall after-tax yields decreased from 1.8% to 1.6%.  Average funds invested were approximately 5% higher in the 2012 period as the result of positive cash flow.

Net realized investment gains for the first nine months of 2012 were $8.7 million before tax, resulting primarily from $6.8 million in gains reported by limited partnerships and $1.5 million in direct trading gains.  Realized investment losses were $20.9 million for the same period of 2011.

Losses and loss expenses incurred during the first nine months of 2012 were $70.4 million lower than that experienced during the first nine months of 2011 which included $65.1 million in catastrophe losses.  The lower loss ratio for the Property and Casualty segment was attributable to improvements in most product groupings.  The loss ratios for each segment were as follows:

	2012	2011
Property and Casualty Insurance	65.0%	69.0%
Reinsurance	23.7	177.1
Total	56.3	94.0

Other operating expenses, for the first nine months of 2012, increased $2.2 million, or 3.9%, from the 2011 nine-month period.  The ratio of consolidated other operating expenses to operating revenue was 30.6% during the 2012 period compared to 28.6% for the 2011 period.

The effective federal tax rate on consolidated income for the first nine months of 2012 was 31.6%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $60.9 million as compared to the 2011 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2012, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $129 million.  Of this total, approximately $39 million (30%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2012, limited partnership investments include approximately $40.6 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

                                                         BALDWIN & LYONS, INC.

Date     November 6, 2012                                                                       By /s/ Joseph J. DeVito
               Joseph J. DeVito, CEO and President

Date     November 6, 2012                                                                       By /s/ G. Patrick Corydon
               G. Patrick Corydon,
               Executive Vice President – Finance
               (Principal Financial and
                 Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2012

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