Form 10-K
period 2012-12-31
BALDWIN & LYONS INC
filed 2013-03-08
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended Commission file number 0-5534
December 31, 2012
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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2012, based on the closing trade prices on that date, was approximately $212,152,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2013:
Common Stock, No Par Value:                                                                Class A (voting)                                            2,623,109 shares
                                     Class B (nonvoting)                                12,290,035 shares

The Index to Exhibits is located on pages 83 and 84.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 7, 2013 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance and the assumption of property and casualty reinsurance.

B&L’s principal subsidiaries are:

1.	Protective Insurance Company (referred to herein as "Protective"), which is licensed by insurance authorities in all 50 states, the District of Columbia and all Canadian provinces;

2.
Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines business by insurance authorities in 47 states and the District of Columbia and licensed in Indiana;

3.
Sagamore Insurance Company (referred to herein as "Sagamore"), which is licensed by insurance authorities in 49 states and the District of Columbia and approved for excess and surplus lines business in one additional state;

4.	B&L Brokerage Services, Inc., (referred to herein as "BLBS"), an Indiana domiciled insurance broker licensed in all 50 states and the District of Columbia; and

5.	B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.

Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context clearly indicates otherwise.

Approximately 77% of the gross direct property and casualty insurance premiums written by the Insurance Subsidiaries during 2012 were attributable to business produced directly or indirectly by B&L.  The remaining 23% of the gross direct property and casualty insurance premiums written during 2012 was originated through an extensive network of independent agents on both a retail and wholesale basis and through a limited number of arrangements with managing general agencies.

The Insurance Subsidiaries share (referred to as ceding) portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota-share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss among several reinsurers and is an integral part of the Company’s business.

The Insurance Subsidiaries serve a variety of specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed largely by the B&L agency organization directly to fleet transportation clients but also through relationships with non-affiliated brokers and specialized independent agents.  The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:

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

Approximately 63% of net reinsurance premium earned in 2012 was related to property coverages, principally reinsuring against catastrophic events.  Property reinsurance premium for 2012 was split roughly evenly between business produced through a small number of retrocessions with Lloyds of London syndicates and that produced through an exclusive managing general agency partnership.  Property reinsurance is concentrated in upper layers of coverage so that only major catastrophic events would be expected to have a material impact on the Company’s operations or financial position.

The remaining 37% of net reinsurance premium earned during 2012 relates to domestic professional liability coverages provided to small and medium sized insurance companies and produced through a network of independent brokers.

In addition to the assumption of risks described above, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks.  These assigned risk pools allocate participation to all insurers based upon each insurer's portion of direct premium writings on a state or national level.   Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed by the Insurance Subsidiaries and are included with the property and casualty segment because they are linked to direct premiums written and earned.

Private Passenger Automobile Insurance

The Company markets private passenger automobile liability and physical damage coverages to individuals through a network of independent agents in thirty states.

Professional Liability

The Company markets a wide variety of professional liability products through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.

Commercial Property and Business Owners Liability

During the period 2009 to 2012, the Company marketed commercial property and business owners liability coverages on a limited basis through a managing general agent in the state of Florida.  This business has been discontinued with all inforce policies expiring in May, 2013.

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

The Company’s reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  Reserves are evaluated in three basic categories (1) “case basis”, (2) “incurred but not reported” and (3) “loss adjustment expense” reserves.  Case basis loss reserves, which comprise approximately 69% of total gross reserves at December 31, 2012, are established for specific known loss occurrences at amounts dependent upon criteria such as type of coverage, severity of injury or property damage and the underlying policy limits, as examples.  Case basis reserves are estimated by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Incurred but not reported reserves, which are established for those losses which have occurred, but have not yet been reported to the Company, are computed on a “bulk” basis and comprise approximately 24% of total gross reserves at December 31, 2012.  Common actuarial methods are employed in the establishment of incurred but not reported loss reserves using Company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves, or reserves for the costs associated with the investigation and settlement of a claim, are a combination of case basis and bulk reserves representing the Company’s estimate of the costs associated with the claims handling process and comprise approximately 7% of total gross reserves at December 31, 2012.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 28 in Management’s Discussion and Analysis.

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

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2012 have been reduced by approximately $6.1 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.5 million higher for the year ended December 31, 2012.

For policies inforce at December 31, 2012, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million.  Any limits above $10 million required by customers are either placed directly by Baldwin & Lyons, Inc. with excess carriers or are written by the Company but 100% reinsured.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to current treaty and facultative reinsurance arrangements the Company’s maximum exposure to loss from a single occurrence ranges from approximately $.25 million to $1.5 million for the vast majority of risks insured although, for certain losses occurring in current and prior policy years, maximum exposure could be as high as $3.7 million for a single occurrence.  Certain reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.  Net premiums earned and losses incurred by the Company for 2012, 2011 and 2010 each include $32.2 million, $28.7 million, and $23.4 million, respectively, related to such deductible provisions inforce during these years.

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

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances, for 2012, 2011 and 2010.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2012.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2012 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2012	2011	2010
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$290,092	$218,629	$203,253

Provision for losses and LAE:
Claims occurring during the current year	147,964	225,251	154,775
Claims occurring during prior years	(9,875)	(9,696)	(8,823)
	138,089	215,555	145,952
Payments of losses and LAE:
Claims occurring during the current year	44,942	71,699	56,394
Claims occurring during prior years	94,003	72,393	74,182
	138,945	144,092	130,576
Other reserve adjustment	-	-	-
Liability for losses and LAE at end of year	289,236	290,092	218,629

Reinsurance recoverable on unpaid losses
at end of the year	166,218	131,464	125,891

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$455,454	$421,556	$344,520

The reconciliation above shows that a savings of $9.9 million was developed in the liability for losses and LAE recorded at December 31, 2011, with comparative developments for the two previous calendar years.

The following table is a summary of the $9.9 million reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2011	(Savings) Deficiency Recorded During 2011	% (Savings) Deficiency

2011	$153,552	$(5,084)	(3.3%)
2010	45,733	6,221	13.6%
2009	22,976	(2,648)	(11.5%)
2008	15,385	(3,583)	(23.3%)
2007	6,085	(277)	(4.6%)
2006 & prior	46,361	(4,504)	(9.7%)

	$290,092	$(9,875)	(3.4%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2006 & Prior	2007	2008	2009	2010	2011

Losses and allocated loss expenses developed on cases known to exist at December 31, 2011	$391	$11	$(1,162)	$1,386	$2,228	$(453)
Losses and allocated loss expenses reported on cases unknown at December 31, 2011	418	89	544	624	1,349	8,253
Unallocated loss expenses paid	471	148	123	717	887	2,942
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(3,034)	(384)	(1,533)	(4,363)	(2,423)	(15,878)
Net (savings) deficiency on losses from directly-produced business	(1,754)	(136)	(2,028)	(1,636)	2,041	(5,136)
(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	(2,750)	(141)	(1,555)	(1,012)	4,180	52

Net (savings) deficiency	$(4,504)	$(277)	$(3,583)	$(2,648)	$6,221	$(5,084)

Loss and loss expense development savings, presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2012	2011	2010
Property and casualty insurance	$(7,111)	$(7,417)	$(6,567)
Reinsurance	(2,764)	(2,279)	(2,256)
Totals	$(9,875)	$(9,696)	$(8,823)

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2011, losses reported which were previously unknown at December 31, 2011 (incurred but not reported), unallocated loss expense paid related to accident years 2011 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in both voluntary reinsurance policies and treaties and government mandated pools.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies, retrocessionaires and residual market administrators and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment. Development on residual market business was $1.5 million, $1.1 million, and $.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Reserves on this business are established by the regulatory entities and, accordingly, development on these losses is dependent on the adequacy of loss reserving by these entities.

The property and casualty insurance segment has historically constituted the largest portion of net reserve development savings.  As shown, the savings from this segment ranged from $6.6 million to $7.4 million during the past three years.  This fluctuation, which is a much smaller range than was experienced in prior years, reflects the variability associated with the larger claims covered by the Company, as well as fluctuations in the Company’s net retentions.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the widely fluctuating use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for reinsurance, with a $2.8 million savings during 2012 and similar savings recorded during 2011 and 2010, is heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies.  While the Company evaluates the sufficiency of such reserving and often adjusts reserves based on management’s independent analysis, considering the number of different entities involved and the fact that the Company must rely on external sources of information, reserve development from these products is subject to fluctuation from year to year.  The consistency of the small redundancies developed during the past three years, a period of unprecedented global catastrophe losses, is reflective of management’s attention to reserving for this business.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has little exposure to environmental losses and activity during the three year period ending 2012 has been insignificant.

Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $9.9 million in net savings developed during 2012 represents approximately 27% of pre-tax net income before realized capital losses for 2012 but only 4.4% of December 31, 2011 net loss and LAE reserves, which is identical to the development during 2011 against December 31, 2010 net loss and LAE reserves and well within the acceptable range of variation for the Company’s diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process and has not significantly altered its assumptions used in the reserving process since the mid - 1980's.  This process has proven to be fully adequate with no overall deficiencies developed since 1985.  There were no significant changes in trends related to the numbers of claims incurred (other than correlative variances with premium volume), average settlement amounts, numbers of claims outstanding at period ends or the averages per claim outstanding during the year ended December 31, 2012 for most lines of business.  However, the average settlement amounts of severe fleet transportation claims have tended to increase in recent years.

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

The differences between the liability for losses and LAE reported in the accompanying 2012 consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

  Liability reported on a SAP basis - net of reinsurance recoverable                                                                         $ 295,696

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                                                                               166,218
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                                                                                          840

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                                                                         (7,300)

  Liability reported on a GAAP basis                                                                                                                              $ 455,454

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end from 2002 through 2011, as of December 31, 2012, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2012.  For example, the 2002 liability has developed a $20.5 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s net loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2011 have produced redundancies as of December 31, 2012.  In addition to refinements in reserving methods, loss reserve developments since 1985 have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically.  Statistics produced by the American Trucking Association show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2012 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 12, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2012, the Company had paid $98.1 million of losses and LAE that had been incurred, but not paid, as of December 31, 2002; thus an estimated $25.7 million (21%) of losses incurred through 2002 remain unpaid as of the current financial statement date ($123.8 million incurred less $98.1 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby many claims do not settle for more than ten years.

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

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2002 through December 31, 2011, as of December 31, 2012, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

Environmental Matters:

Given the Company's principal business is insuring fleet transportation companies, on occasion claims involving a commercial automobile accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported and fully resolved within a short period of time.

In the past, the Company has received a few environmental claims that did not result from a "sudden and accidental" event.  Most of these claims were made under policies issued in the 1970's primarily to one account which was involved in the business of hauling and disposing of hazardous waste.  Although the Company had pollution exclusions in its policies during that period, the courts have, at times, refused to recognize such exclusions in environmental cases.

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

The Company's reserves for unpaid losses and loss expenses at December 31, 2012 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2012.

Space intentionally left blank

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$144,267	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236

Liability Reestimated
as of:
One Year Later	130,681	147,468	193,445	225,183	228,211	227,423	222,049	194,430	208,933	280,217
Two Years Later	125,731	142,771	180,455	209,774	207,818	216,730	208,702	198,220	201,745
Three Years Later	124,693	137,502	171,332	200,955	199,503	206,445	210,562	188,110
Four Years Later	124,714	134,661	171,225	198,376	192,678	210,170	205,519
Five Years Later	124,507	135,418	171,005	191,846	198,023	208,132
Six Years Later	124,609	136,623	167,590	195,348	196,101
Seven Years Later	124,606	135,415	170,951	193,226
Eight Years Later	124,809	138,191	167,613
Nine Years Later	127,462	134,094
Ten Years Later	123,811

Cumulative Redundancy	$20,456	$28,330	$39,524	$48,904	$53,394	$36,368	$26,114	$15,143	$16,884	$9,875

Cumulative Amount of
Liability Paid Through:
One Year Later	$39,956	$38,234	$60,343	$59,581	$58,956	$76,970	$84,777	$74,182	$72,393	$94,003
Two Years Later	57,522	62,380	84,265	94,947	100,990	124,870	120,628	107,413	109,382
Three Years Later	69,959	74,198	102,692	117,522	127,011	145,857	142,731	125,038
Four Years Later	76,408	82,479	116,198	136,652	143,612	157,724	152,679
Five Years Later	81,121	91,607	124,176	148,039	151,662	164,877
Six Years Later	85,064	96,009	128,592	154,573	157,223
Seven Years Later	88,239	99,410	132,775	159,428
Eight Years Later	91,379	102,797	137,094
Nine Years Later	94,460	106,689
Ten Years Later	98,134

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$277,309	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454

Liability Reestimated as of
December 31, 2012	294,827	316,998	362,321	321,897	297,203	305,100	302,773	299,698	314,677	400,189

Cumulative (Deficiency) Redundancy	(17,518)	25,451	77,851	108,376	112,209	73,516	86,785	59,332	29,843	21,367

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	133,042	180,025	233,035	188,143	159,917	134,116	157,925	155,777	125,891	131,464	166,218

Liability Reestimated as of
December 31, 2012	171,016	182,904	194,708	128,671	101,102	96,968	97,254	111,588	112,932	119,972

Cumulative (Deficiency) Redundancy	(37,974)	(2,879)	38,327	59,472	58,815	37,148	60,671	44,189	12,959	11,492

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	144,267	162,424	207,137	242,130	249,495	244,500	231,633	203,253	218,629	290,092	289,236

Liability Reestimated as of
December 31, 2012	123,811	134,094	167,613	193,226	196,101	208,132	205,519	188,110	201,745	280,217

Cumulative Redundancy	20,456	28,330	39,524	48,904	53,394	36,368	26,114	15,143	16,884	9,875

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its largest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  The Company also offers work-related accident insurance, on a group basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractor fleet owners.  In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance.  The Company’s fleet transportation offerings also include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2012, fleet transportation products generated approximately 69% of direct premium written and assumed by the Company.

Since 1992, the Company has continuously accepted reinsurance cessions and retrocessions, principally property coverages for catastrophe exposures, from selected insurers and reinsurers.  Participation in this market will vary depending on the adequacy of pricing, which can fluctuate widely from time to time.  In determining the volume of catastrophe reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML), generally defined as a 1-in-250 year event (.4% probability of occurrence based on sophisticated modeling programs), within a given geographic area.  As property programs are considered, computer models of geographic exposure are evaluated against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits.  As of December 31, 2012, the Company’s modeled estimate of its largest zonal exposure to a PML from a single event is approximately 11% of consolidated surplus before state and federal tax credits and reinstatement premiums which would reduce the impact to approximately 6% of surplus.  In addition to property coverages, the Company accepts reinsurance cessions for a limited amount of professional liability coverages from small and medium sized insurance companies.

Since 1995, the Company has sold private passenger automobile insurance.  This program is currently being marketed primarily in nine mid-western and southern states through independent agents.  Sagamore utilizes state-of-the-art technology extensively in marketing its private passenger automobile insurance products in order to provide superior service to its agents and insureds.

Beginning in the second quarter of 2009, the Company began underwriting a limited program of commercial property and business owners’ liability policies in the state of Florida, utilizing its excess and surplus lines authority and the services of a managing general agency.   This business has been terminated, with final runoff of all inforce policies set to occur in May, 2013.

Beginning in the first quarter of 2010, the Company began underwriting miscellaneous professional liability coverages through wholesale and retail agents and brokers on both an admitted and surplus lines basis.  The distribution platform for this product was expanded in 2011 to include programs with a managing general agent as well as retail agents.  The platform was further expanded in 2012 by the launch of five new products using the same diversity of distribution sources.

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

At December 31, 2012 the financial statement value of the Company's investment portfolio was approximately $682 million, including $64 million of short-term funds classified as cash equivalents.  The adjusted cost of the portfolio was $627 million with the $55 million difference representing unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2012	2011

State and municipal obligations	31.0%	31.7%
Corporate securities	18.9	15.4
U.S. government obligations	11.3	12.2
Short-term and money markets	10.9	14.3
Residential mortgage-backed securities	3.8	3.6
Foreign government obligations	3.5	3.6
Commercial mortgage-backed securities	1.8	1.9
Government sponsored entities	-	0.1
Total fixed maturities	81.2	82.8
Equity securities	9.2	8.0
Limited partnerships (equity basis)	9.6	9.2
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 75.5% of the market value of the Company’s total invested assets at December 31, 2012.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $7.3 million (1.1% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company’s fixed maturity portfolio has a very short duration and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s insurance subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2012, investment grade bonds and short-term instruments held by insurance subsidiaries equaled 148% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2012.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the

Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2012	2011
Less than one year	43.5%	48.8%
1 to 5 years	42.4	41.4
5 to 10 years	5.1	2.8
More than 10 years	9.0	7.0
	100.0%	100.0%

Average life of portfolio (years)	3.6	3.1

Approximately $42.6 million of fixed maturity investments (6.3% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of nearly 100 investments, including insurance linked securities with a cost basis of approximately $42.2 million.

The market value of the consolidated fixed maturity portfolio was $5.1 million greater than cost at December 31, 2012, before income taxes, which compares to a $.5 million unrealized gain at December 31, 2011.  The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance.  As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  In 2012, the net effect of OTTI adjustments to fixed maturity securities was a $.1 million recovery, with securities owned at year end having only an insignificant non-credit related loss treated as unrealized.  In 2011, the net effect of OTTI adjustments to fixed maturity securities was $.6 million with securities owned at year end having a $.1 million non-credit related loss treated as unrealized.  The current net unrealized gain consists of $6.4 million of gross unrealized gains and $1.3 million of gross unrealized losses.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 15.7% of the market value of the consolidated investment portfolio at December 31, 2012, but only 9.2% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 160 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $3.6 million at December 31, 2012 (.5% of total invested assets).

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $42.1 million pre-tax unrealized gain at the current year end using original cost and over $49.4 million in unrealized gains using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2012 generated both gains and losses but netted to a realized gain of $2.4 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $.3 million for the year before taxes.  The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio were $49.4 million, before tax at December 31, 2012 compared to $40.4 million at December 31, 2011.  The current net unrealized gain consists of $51.1 million of gross unrealized gains and $1.7 million of gross unrealized losses.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2012, the aggregate original investment in the limited partnerships was $29.5 million and the aggregate carrying value was $60.0 million, comprising 8.8% of invested assets.

As a group, these investments experienced increases in value during 2012, with the aggregate of the Company’s share of such gains reported by the limited partnerships totaling approximately $7.1 million.  The increase in value is composed of estimated realized losses of $1.5 million and increases in estimated unrealized gains of $8.6 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $26.1 million and estimated unrealized income of $4.4 million.

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

Investment Yields

Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company’s fixed maturity investments are maintained, continued at historically low levels during 2012.  As a result, pre-tax net investment income decreased $.8 million, or 7% and after tax income decreased $.7 million, or 9% during 2012.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2012	2011
Before federal tax:
Investment income	2.1%	2.4%
Investment income plus investment gains (losses)	3.6	(0.9)

After federal tax:
Investment income	1.6	1.8
Investment income plus investment gains (losses)	2.5	(0.4)

Readers are also directed to the Results of Operations beginning on page 25 of this document for additional details of investment operations.

Regulatory Framework

The Company’s businesses are currently subject to insurance industry regulation by each of the fifty states in which the Company’s subsidiaries are licensed.  In addition, minor portions of the Company’s business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  There can be no assurance that laws and regulations will not be changed by one or more of these regulatory bodies in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government continues to undertake a substantial review and revision of the regulation and supervision of financial institutions, including insurance companies as well as tax laws and regulation, which could impact the Company’s operations and performance.  While it is currently expected that federal government regulation will be focused on the largest financial companies, additional regulations are likely to increase the cost of compliance to the Company.  Further, while management is not aware of any significant pending changes, the Company is also subject to regulatory risks from changes to state and federal tax laws that may affect the treatment of insurance related deductions or income recognition.

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

Employees

As of December 31, 2012, the Company had 360 employees, an increase of 30 employees from the prior year end.

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

•
The Company has two classes of common stock with unequal voting rights.  The Company is effectively controlled by its principal stockholders and management, which limits other stockholders’ ability to influence operations.  The Company’s executive officers, directors and principal stockholders and their affiliates control nearly 63% of the outstanding shares of voting Class A common stock and 33% of the outstanding shares of non-voting Class B common stock.  These parties effectively control the Company, direct its affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

•
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements. As a result, we are subject to credit risk relating to our ability to recover amounts due from reinsurers. While the Company has not experienced any significant reinsurance losses for over twenty five years, certain of our less significant historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies.  If we are not able to collect the amounts due to us from reinsurers, the resultant credit losses could materially adversely affect our results of operations, equity, business and insurer financial strength.

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

•
The Company derives a significant percentage of its direct premium volume from FedEx Ground Systems, Inc. (“FedEx Ground”) and certain of its subsidiaries and related entities, and from insurance coverage provided to independent service providers under contract with FedEx Ground.  While the loss of this major customer could severely reduce the Company’s revenue and earnings potential, insurance programs provided to FedEx Ground and programs provided to the independent service providers under contract with FedEx Ground are not necessarily dependent upon one another and, therefore, could be viewed as separate entities.

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

•
Given the Company’s significant interest-bearing investment portfolio, a drop in interest rates would have an adverse impact on the Company’s earnings and financial position.  Conversely, an increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio.  The functioning of the fixed income markets, the values of the investments the Company holds and the Company’s ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in the Company’s portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact the Company’s ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation.  If the fixed-income portfolio were to suffer a decrease in value to a substantial degree, the Company’s liquidity, financial position, and financial results could be materially adversely affected.  Under these circumstances, the Company’s income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company’s results of operations, equity, business and insurer financial strength.

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

Item 2.  PROPERTIES

The Company leases office space at 1099 North Meridian Street, Indianapolis, Indiana.  This building is located approximately one mile from downtown Indianapolis.  The lease covers approximately 81,000 square feet and expires in August, 2013.  In March, 2013, the Company purchased a building and the adjacent real estate in Carmel, Indiana, approximately 13 miles from its present leased premises, and will relocate all operations to this new building by the end of August, 2013.  The new building contains a total of 184,000 usable square feet and the Company intends to occupy approximately 60% of this space with the remainder being leased to non-affiliated entities.

The Company also owns a building and the adjacent real estate approximately eleven miles from its main office (nine miles from the new office headquarters in Carmel, Indiana).  The building contains approximately 15,000 square feet of usable space, and is used primarily for off-site data storage and as a contingent back up and disaster recovery site.

The Company's entire operations are conducted from these facilities.  The current and new facilities are expected to be adequate for the Company's operations for the foreseeable future.

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

Space intentionally left blank

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of December 31, 2012, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2012 and 2011, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2012:
Fourth Quarter	$24.41	$22.01	$24.50	$21.36	$.25
Third Quarter	23.99	21.43	24.33	21.71	.25
Second Quarter	25.80	20.51	23.50	20.41	.25
First Quarter	24.99	21.12	23.58	20.37	.25

2011:
Fourth Quarter	25.43	21.41	24.40	20.22	.25
Third Quarter	26.50	23.00	25.58	20.02	.25
Second Quarter	27.00	20.72	24.46	21.51	.25
First Quarter	22.39	19.99	24.54	21.22	.25

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

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2007, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Baldwin & Lyons, Inc.	100.00	69.48	98.94	103.59	100.27	114.84
NASDAQ Insurance Index	100.00	90.40	93.38	110.31	116.52	136.14
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$341,286	$334,526	$295,802	$250,159	$221,942

Net premiums earned	237,461	244,570	214,738	181,300	182,299

Net investment income	9,930	10,729	11,335	13,971	17,063

Net gains (losses) on investments	9,011	(17,803)	16,485	30,816	(47,750)

Losses and loss expenses incurred	138,088	215,555	145,952	99,351	115,752

Net income (loss)	31,919	(28,175)	25,015	44,802	(7,713)

Earnings per share -- net income (loss) 1	2.15	(1.90)	1.69	3.04	(.51)

Cash dividends per share 2	1.00	1.00	2.25	1.00	1.00

Investment portfolio 3	681,856	637,681	635,174	622,085	545,491

Total assets	983,024	905,294	837,946	851,315	777,743

Shareholders' equity	346,712	319,061	368,735	372,943	330,067

Cost of treasury shares purchased	-	-	-	880	8,908

Book value per share 1	23.25	21.49	24.90	25.31	22.32

Underwriting ratios 4

Losses and loss expenses	58.1%	88.1%	68.0%	54.8%	63.5%

Underwriting expenses	30.8%	30.2%	31.0%	35.8%	30.9%

Combined	88.9%	118.3%	99.0%	90.6%	94.4%

 1  Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.

2	Includes extra dividend of $1.25 for 2010.

3	Includes money market instruments classified with cash in the Consolidated Balance Sheets.

4	Data is for all coverages combined, does not include fee income and is presented based upon U.S. generally accepted accounting principles.

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the insurance subsidiaries, other than loss and loss expense payments, generally average less than 30% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2012, cash flow from operations totaled $55.8 million which is consistent with the $54.3 million total for 2011.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  While the average contractual life of the Company’s bond and short-term investment portfolio increased from 3.1 to 3.6 years during 2012, the average duration of the Company’s fixed maturity portfolio remains much shorter than the contractual maturity average and significantly shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2012 included $68.7 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $150.7 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s insurance subsidiaries for 2012 equaled approximately 55% of the combined statutory surplus of these subsidiaries.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the insurance subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2012, $86.1 million, or 25% of shareholders’ equity, represented net assets of the Company’s insurance subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $30 million unsecured line of credit and has $10.0 million of drawings outstanding on this line at December 31, 2012, the proceeds of which were used principally for general corporate purposes.

Results of Operations

2012 Compared to 2011

Direct premiums written for 2012 totaled $284.2 million, an increase of $10.1 million (4%) from 2011.  This increase is primarily attributable to (1) a $23.5 million (11%) increase in premiums generated by fleet transportation products attributable to increased revenue and miles driven by our insureds, which is immediately reflected in premium, and the addition of several new accounts during 2012; and (2) an increase of $6.3 million in premiums generated by planned growth in the Company’s relatively new professional liability business, partially offset by decreases of (1) $15.2 million in premiums generated by commercial multi-peril business as the result of management’s decision to exit this business as part of its program to limit property catastrophe exposures; and (2) $6.0 million from personal automobile products attributable to rate increases instituted late in 2011 and throughout 2012 which returned this product line to profitability but restricted premium volume.  Premiums ceded to reinsurers on direct business averaged 37.1% for 2012 compared to 30.7 % for 2011, with the increase attributable to increased direct premium writings in products which are more heavily reinsured.

Written premiums assumed from other insurers and reinsurers totaled $57.1 million during 2012, a decrease of $3.3 million (6%) from 2011.  Premiums generated by property reinsurance products decreased $4.6 million (12%), reflective of management’s decision to terminate certain retrocessions effective January 1, 2012, with runoff through July 1, 2012.  Partially offsetting the property decrease was an increase of $1.3 million (6%) in the Company’s growing book of professional liability reinsurance assumed.

After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $237.5 million for 2012 compared to $244.6 million for 2011, a decrease of 2.9%.  This decrease is in line with the commercial multi-peril, property assumed and personal automobile product reductions mentioned above which were largely offset by increased premium written in fleet transportation and professional liability.

Pre-tax investment income of $9.9 million during 2012 was 7% lower than the 2011 total as pre-tax yields were down nearly 14% on average, reflecting continuing depressed worldwide available rates, principally on shorter-term investments.  After tax investment income decreased by a 9% during 2012, compared to the prior year.

Net gains on investments, before taxes, totaled $9.0 million in 2012 compared to net losses on investments of $17.8 million during 2011.  Both years’ results were heavily influenced by limited partnership results with gains of $7.0 million in 2012 and losses of $21.9 million in 2011.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of gains in these entities represented a 13% appreciation in value for 2012 compared to a decline in value of 29% for 2011.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2012, the $7.0 million net gain was composed of $8.6 million attributable to an increase in unrealized gains and $1.6 million attributable to realized losses.  Recoveries of $1.3 million on previously impaired available-for-sale securities that were sold in 2012 are included in the net gains stated above.

Losses and loss expenses incurred during 2012 decreased $77.5 million (36%) from 2011 to $138.1 million, with virtually all of the decrease attributable to a decrease in major catastrophe losses of $65.6 million with the remainder associated with the decreased premium volume described above.  The 2012 consolidated loss and loss expense ratio was 58.1% compared to 88.1% for 2011.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2012	2011
Fleet transportation	66.8%	68.8%
Private passenger automobile	65.2	72.2
Commercial multi-peril	45.9	50.8
Professional liability	67.5	68.6
Property reinsurance	11.1	202.9
Casualty reinsurance	61.4	60.6
Residual market and all other	98.2	144.3
All lines	58.1	88.1

The fleet transportation loss ratio was impacted by factors such as fluctuations in premium volume, the levels of self-insured retentions and the high policy limits which allow for more volatility in losses.  The property reinsurance loss ratio was much lower in 2012 due to the lack of any major catastrophic losses to the Company, including a lack of significant impact from Superstorm Sandy late in the year.  Losses from large catastrophic events during 2012 totaled just $1.0 million, compared to $66.6 million during 2011, a record year for international catastrophic events.

The Company produced an overall savings on the handling of prior year claims during 2012 of $9.9 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the similar $9.7 million savings produced during 2011 on prior year claims. The $7.1 million net savings attributable to the property and casualty insurance segment was distributed among all of the Company’s products, with the majority attributable to the Company's fleet transportation and personal automobile businesses, and is generally consistent with recent prior years.    The $2.8 million savings attributable to the reinsurance segment related solely to property catastrophe business.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2012, before credits for ceding allowances from reinsurers, increased $7.8 million (9%) to $92.6 million.  This increase is due primarily to a $5.3 million increase in salary related expenses, reflective of the Company’s growing workforce in response to the continued expansion of the Company’s products and services and the fact that incentive bonuses were eliminated in 2011 in light of the significant operating loss sustained that year.  In addition, expenses attributable to continual upgrade to the Company’s automation systems and taxes based on income increased during 2012.

Reinsurance ceded credits were $3.7 million (32%) higher in 2012, resulting from increased business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $4.1 million, or 6% from the prior year.

A portion of the Company’s fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses.  In general, commissions paid by the Insurance Subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.8% in 2012 and 30.2% in 2011.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 30.6% for 2012 compared with 28.1% for 2011 with the current year increase being attributable to higher salary expense as noted above.

The effective federal tax rate on the consolidated pre-tax loss for 2012 was 31.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2012 of $31.9 million compares to a net loss of $28.2 million during catastrophe-plagued 2011.  Diluted earnings per share of $2.15 were recorded in 2012 compared to per share loss of $1.90 in 2011.

2011 Compared to 2010

Direct premiums written for 2011 totaled $274.1 million, an increase of $24.4 million (10%) from 2010.  The increase is primarily attributable to $23.7 million (13%) in premiums generated by fleet transportation products and $9.5 million in premiums generated by the professional liability business launched in 2010.  Premiums ceded to reinsurers on direct business increased $8.2 million (11%) during 2011 to $84.1 million, as the consolidated percentage of premiums ceded to direct premiums written remained relatively level at 30.7% for 2011 compared to 30.4 % for 2010.

Written premiums assumed from other insurers and reinsurers totaled $60.4 million during 2011, an increase of $14.3 million (31%) from 2010.  The increase is related almost entirely to the expansion of the Company’s professional liability reinsurance business which was also launched in 2010.  Premium ceded related to the reinsurance assumed business remained level with the 3% average rate from 2010.

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

Net losses on investments, before taxes, totaled $17.8 million in 2011 compared to net gains on investments of $16.5 million during 2010.  The net losses in 2011 are attributable to $21.9 million in limited partnerships net losses partially offset by $4.1 million in fixed maturity and equity security net direct trading gains.   The aggregate of the Company’s share of losses in these entities represented a 29% decline in value for 2011 compared to an appreciation in value of 12% for 2010.  During 2011, approximately $20.6 million (94%) of the net loss was attributable to a reduction in unrealized gains and only 6% resulted from realized transactions.  Recoveries of $1.3 million on previously impaired available-for-sale securities that were sold in 2011 are included in the fixed maturity and equity security net gains stated above.  See additional comments related to limited partnerships included in the comparison of 2012 to 2011, above.

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

The Company produced an overall savings on the handling of prior year claims during 2011 of $9.7 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $8.8 million savings produced during 2010 on prior year claims. The $7.4 million net savings attributable to the property and casualty insurance business was distributed among all of the Company’s products, with the majority attributable to the Company's fleet transportation and personal automobile businesses, and is generally consistent with recent prior years.  See additional comments related to prior year loss developments included in the comparison of 2012 to 2011, above.

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

A portion of the Company’s fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses.  In general, commissions paid by the insurance subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the insurance subsidiaries to net premiums earned was 30.2% in 2011 and 31.0% in 2010.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 28.1% for 2011 compared with 29.5% for 2010 with the decreases in both cases attributable to the fact that expenses grew at a slower pace than premium volume.

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

Investment Valuation

All marketable securities are included in the Company’s balance sheets at current fair market value.

Approximately 69% of the Company’s assets are composed of investments at December 31, 2012.  Approximately 91% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 9% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While the majority of the underlying assets are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

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

It is important to note that all available for sale securities included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Another aspect of this accounting policy which is important to understand is that any subsequent recovery in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold.  At December 31, 2012, unrealized gains include $8.3 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $7.8 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2012, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2012, the total gross unrealized loss included in the Company’s investment portfolio was approximately $2.9 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2012, there would have been no impact on total shareholders’ equity or book value since the decline in value of these securities was recognized as a reduction to shareholders’ equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2012	2011	2010
Premium ceded (reduction to premium earned)	$103,712	$85,493	$73,119
Losses ceded (reduction to losses incurred)	90,899	56,600	17,581
Commissions from reinsurers (reduction to operating expenses)	15,185	11,503	10,081

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 3.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 18% of total Company assets as of December 31, 2012.  In order to be able to provide the high limits required by the Company’s insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for fleet transportation liability, workers’ compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

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

Space intentionally left blank

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2012 and 2011 (dollars in thousands).

	Direct and Assumed		Net
Line of Business (Segment)	2012	2011	2012	2011

Property and casualty insurance	$373,667	$330,683	$221,569	$199,219
Reinsurance	81,787	90,873	67,667	90,873

	$455,454	$421,556	$289,236	$290,092

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

•
Expected loss ratios for the current book of business, particularly the Company’s fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

•
Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  The majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s fleet transportation products for policies subject to certain major reinsurance treaties (approximately $130.6 million, or approximately 34% of carried direct reserves for directly produced property and casualty business).  The following table presents the approximate impacts on gross and net loss reserves of both a 10 percentage point and 20 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2012.  The Company’s selection of the range of values presented should not be construed as the Company’s prediction of future events, but rather an illustration of the impact of such events, should they occur:

	10 Point Increase	10 Point Decrease	20 Point Increase	20 Point Decrease
Gross reserves	$39.4 million	$39.1 million	$78.8 million	$60.0 million
Net reserves	$17.6 million	$17.7 million	$32.2 million	$28.1 million

The variation in impact from loss ratio increases and decreases is attributable to minimum and maximum premium rate factors included in the various reinsurance contracts.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2012	2011
Total deferred tax liabilities	$27,551	$21,068
Total deferred tax assets	18,973	28,187
Net deferred tax assets (liabilities)	$(8,578)	$7,119

Deferred tax assets at December 31, 2012, include approximately $11.4 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $2.7 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $2.1 and $1.7 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2012.

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

Based on the structure of the Company’s investment portfolio, the most potentially significant of the three identified market risks relates to prices in the equity security market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2012 was $107.6 million or approximately 16% of invested assets.  This market valuation includes $49.5 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in Critical Accounting Policies presented on page 28 of this report.  All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company’s share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company’s other investments, where appreciation is reported only when a security is actually sold.

The Company's fixed maturity portfolio totaled $445.7 million at December 31, 2012.  Approximately 63% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  86% of the portfolio matures within 5 years; and the average contractual maturity of the Company's fixed maturity investments is approximately 3.6 years with an average duration of approximately 2.2 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31 which would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company’s financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company’s view of changes that the Company believes are reasonably possible over a one-year period.  The Company’s selection of the range of values chosen to represent changes in interest rates should not be construed as the Company’s prediction of future market events, but rather an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 index due to its correlation with the vast majority of the Company’s current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 and Indian BSE 500 indices due to their significant correlation with the vast majority of our limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 100 basis points and a 10% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2012:
U.S. government obligations	$70,742	$(1,094)	$-
Residential mortgage-backed securities	25,040	(1,455)	-
Commercial mortgage-backed securities	11,828	(687)	-
State and municipal obligations	194,865	(2,379)	-
Corporate securities	120,596	(2,954)	-
Foreign government obligations	22,598	(679)	-
Total fixed maturities	445,669	(9,248)	-
Equity securities:
Financial institutions	12,394	-	(1,239)
Industrial & miscellaneous	95,188	-	(9,519)
Total equity securities	107,582	-	(10,758)
Limited partnerships	59,954	-	(4,050)
Short-term	4,201	-	-
Total fixed maturities and other investments	$617,406	$(9,248)	$(14,808)

2011:
U.S. government obligations	$73,137	$(1,000)	$-
Government sponsored entities	349	(3)	-
Residential mortgage-backed securities	21,872	(542)	-
Commercial mortgage-backed securities	11,300	(280)	-
State and municipal obligations	190,035	(2,983)	-
Corporate securities	91,646	(1,785)	-
Foreign government obligations	21,121	(652)	-
Total fixed maturities	409,460	(7,245)	-
Equity securities:
Financial institutions	9,428	-	(943)
Industrial & miscellaneous	78,657	-	(7,866)
Total equity securities	88,085	-	(8,809)
Limited partnerships	54,705	-	(3,747)
Short-term	3,675	-	-
Total fixed maturities and other investments	$555,925	$(7,245)	$(12,556)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2012:
U.S. government obligations	$70,742	$(1,647)	$-
Residential mortgage-backed securities	25,040	(2,106)	-
Commercial mortgage-backed securities	11,828	(995)	-
State and municipal obligations	194,865	(3,547)	-
Corporate securities	120,596	(4,379)	-
Foreign government obligations	22,598	(1,011)	-
Total fixed maturities	445,669	(13,685)	-
Equity securities:
Financial institutions	12,394	-	(1,859)
Industrial & miscellaneous	95,188	-	(14,278)
Total equity securities	107,582	-	(16,137)
Limited partnerships	59,954	-	(6,076)
Short-term	4,201	-	-
Total fixed maturities and other investments	$617,406	$(13,685)	$(22,213)

2011:
U.S. government obligations	$73,137	$(1,491)	$-
Government sponsored entities	349	(5)	-
Residential mortgage-backed securities	21,872	(891)	-
Commercial mortgage-backed securities	11,300	(461)	-
State and municipal obligations	190,035	(4,356)	-
Corporate securities	91,646	(2,657)	-
Foreign government obligations	21,121	(931)	-
Total fixed maturities	409,460	(10,792)	-
Equity securities:
Financial institutions	9,428	-	(1,414)
Industrial & miscellaneous	78,657	-	(11,799)
Total equity securities	88,085	-	(13,213)
Limited partnerships	54,705	-	(5,620)
Short-term	3,675	-	-
Total fixed maturities and other investments	$555,925	$(10,792)	$(18,833)

The Company's exposure to foreign currency risk is not material.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2012.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$455.5	$157.1	$130.7	$53.3	$114.4

Investment commitments	7.8	7.8	-	-	-

Operating leases	1.1	1.0	0.1	-	-

Borrowings	10.0	10.0	-	-	-

Total	$474.4	$175.9	$130.8	$53.3	$114.4

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $175.2 million at December 31, 2012, or 42% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2012.  The actual call dates for such funding could vary from that presented.

Borrowings are made under a line of credit with a current expiration of September 23, 2014; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2012

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 8, 2013

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2012	2011
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$445,669	$409,460
Equity securities	107,582	88,085
Limited partnerships	59,954	54,705
Short-term and other	4,201	3,675
	617,406	555,925

Cash and cash equivalents	71,549	89,726
Accounts receivable--less allowance (2012, $538; 2011, $659)	83,400	74,094
Accrued investment income	4,387	4,337
Reinsurance recoverable	175,191	138,404
Prepaid reinsurance premiums	2,679	3,059
Deferred policy acquisition costs	3,091	4,578
Property and equipment--less accumulated depreciation
(2012, $15,184; 2011, $13,486)	12,257	12,991
Other assets	9,818	11,707
Current federal income taxes recoverable	3,246	3,354
Deferred federal income taxes	-	7,119
	$983,024	$905,294

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$455,454	$421,556
Unearned premiums	37,273	39,919
	492,727	461,475

Reinsurance payable	32,798	28,330
Short-term borrowings	10,000	10,000
Depository liabilities	42,503	36,436
Accounts payable and other liabilities	49,706	49,992
Deferred federal income taxes	8,578	-
	636,312	586,233
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2012 - 2,623,109; 2011 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2012 - 12,290,035; 2011 - 12,225,348 shares	524	522
Additional paid-in capital	50,275	48,751
Unrealized net gains on investments	35,467	26,592
Foreign exchange adjustment	1,976	1,759
Retained earnings	258,358	241,325
	346,712	319,061
	$983,024	$905,294

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2012	2011	2010
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$237,461	$244,570	$214,738
Net investment income	9,930	10,729	11,335
Commissions and other income	5,722	6,098	6,911
Net realized gains (losses) on investments, excluding
impairment losses	9,899	(15,897)	16,527
Total other-than-temporary impairment losses on investments	(894)	(1,987)	(42)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	6	81	-
Net realized gains (losses) on investments	9,011	(17,803)	16,485
	262,124	243,594	249,469
Expenses:
Losses and loss expenses incurred	138,088	215,555	145,952
Other operating expenses	77,430	73,328	68,704
	215,518	288,883	214,656
Income (loss) before federal income taxes	46,606	(45,289)	34,813

Federal income taxes (benefits)	14,687	(17,114)	9,798
Net income (loss)	$31,919	$(28,175)	$25,015

Per share data:
Basic and diluted earnings (losses)	$2.15	$(1.90)	$1.69

Cash dividends paid	$1.00	$1.00	$2.25

Consolidated Statements of Comprehensive Income (Loss)
Baldwin & Lyons, Inc. and Subsidiaries

	2012	2011	2010
	(dollars in thousands)

Net income (loss)	$31,919	$(28,175)	$25,015

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	10,148	(4,645)	7,390
Less: reclassification adjustment for net gains (losses)
included in net income (loss)	1,273	2,657	5,382
	8,875	(7,302)	2,008

Foreign currency translation adjustments	217	(230)	441

Other comprehensive income (loss)	9,092	(7,532)	2,449

Comprehensive income (loss)	$41,011	$(35,707)	$27,464

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2012	2011	2010
	(dollars in thousands)

Shareholders' equity at beginning of year	$319,061	$368,735	$372,943

Net income (loss)	31,919	(28,175)	25,015

Other comprehensive income (loss)	9,092	(7,532)	2,449

Cash dividends paid to shareholders	(14,886)	(14,846)	(33,212)

Issuance of common stock	1,526	879	1,540

Shareholders' equity at end of year:	$346,712	$319,061	$368,735

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2012	2011	2010
	(dollars in thousands)
Operating activities
Net income (loss)	$31,919	$(28,175)	$25,015
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	(13,089)	(27,227)	(6,511)
Change in accrued investment income	(50)	(291)	(260)
Change in reinsurance recoverable on paid losses	537	698	(1,787)
Change in losses and loss expenses reserves net of reinsurance	(2,289)	71,348	15,499
Change in other assets, other liabilities and current income taxes	29,850	18,430	24,984
Amortization of net policy acquisition costs	26,772	29,209	23,967
Net policy acquisition costs deferred	(25,285)	(28,961)	(23,888)
Provision for deferred income taxes	4,299	(9,340)	46
Bond amortization	6,055	5,673	4,211
(Gain) loss on sale of property	10	(36)	5
Depreciation	4,550	4,274	4,013
Net realized (gains) losses on investments	(9,011)	17,803	(16,485)
Compensation expense related to restricted stock	1,526	879	674
Net cash provided by operating activities	55,794	54,284	49,483

Investing activities
Purchases of fixed maturities and equity securities	(320,434)	(270,696)	(346,435)
Purchases of limited partnership interests	(2,154)	-	(7)
Distributions from limited partnerships	3,957	757	297
Proceeds from maturities	150,652	144,745	166,307
Proceeds from sales of fixed maturities	103,106	128,018	105,206
Proceeds from sales of equity securities	8,674	16,883	15,743
Net sales (purchases) of short-term investments	(529)	841	(160)
Decrease in principal of notes receivable from employees	1,252	106	611
Purchases of property and equipment	(4,054)	(3,488)	(4,767)
Proceeds from disposals of property and equipment	228	129	212
Net cash provided by (used in) investing activities	(59,302)	17,295	(62,993)

Financing activities
Dividends paid to shareholders	(14,886)	(14,846)	(33,212)
Drawings on line of credit	-	-	8,000
Repayment on line of credit	-	(5,000)	(3,000)
Net cash used in financing activities	(14,886)	(19,846)	(28,212)

Effect of foreign exchange rates on cash and cash equivalents	217	(230)	441

Increase (decrease) in cash and cash equivalents	(18,177)	51,503	(41,281)
Cash and cash equivalents at beginning of year	89,726	38,223	79,504
Cash and cash equivalents at end of year	$71,549	$89,726	$38,223

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

Other investments, if any, are carried at either market value or cost, depending on the nature of the investment.  Short-term investments are carried at cost, which approximates their fair values.

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

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders’ equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a

Note A - Significant Accounting Policies (continued)

period of at least six months, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s quantitative criteria defined above, and the Company’s intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.

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

Reserves for Losses and Loss Expenses:  The reserves for losses and loss expenses, minor portions of which are discounted, are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year end.  These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled.  While actual results could differ from such estimates, management believes that the reserves for losses and loss expenses are adequate.  The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

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

Newly Adopted Accounting Standards: In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.  The guidance, which was effective January 1, 2012, had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance, which was effective January 1, 2012, had no financial impact on the Company’s consolidated financial statements; however additional disclosures are noted.

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The guidance, which was effective January 1, 2012, had no financial impact on the Company’s consolidated financial statements; however additional disclosures are noted.

Reclassification:  Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments

The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2012:
U.S. government obligations	$70,742	$70,720	$43	$(21)	$22
Residential mortgage-backed securities	25,040	23,954	1,218	(132)	1,086
Commercial mortgage-backed securities	11,828	11,006	849	(27)	822
State and municipal obligations	194,865	194,258	757	(150)	607
Corporate securities	120,596	118,574	2,923	(901)	2,022
Foreign government obligations	22,598	22,047	602	(51)	551
Total fixed maturities	445,669	440,559	6,392	(1,282)	5,110
Equity securities:
Financial institutions	12,394	5,925	6,542	(73)	6,469
Industrial & miscellaneous	95,188	52,202	44,568	(1,582)	42,986
Total equity securities	107,582	58,127	51,110	(1,655)	49,455
Total available-for-sale securities	$553,251	$498,686	$57,502	$(2,937)	54,565

				Applicable federal income taxes	(19,098)

				Net unrealized gains - net of tax	$35,467

2011:
U.S. government obligations	$73,137	$73,009	$139	$(11)	$128
Government sponsored entities	349	345	4	-	4
Residential mortgage-backed securities	21,872	21,778	619	(525)	94
Commercial mortgage-backed securities	11,300	11,388	116	(204)	(88)
State and municipal obligations	190,035	188,991	1,275	(231)	1,044
Corporate securities	91,646	91,949	1,429	(1,732)	(303)
Foreign government obligations	21,121	21,483	168	(530)	(362)
Total fixed maturities	409,460	408,943	3,750	(3,233)	517
Equity securities:
Financial institutions	9,428	4,955	4,778	(305)	4,473
Industrial & miscellaneous	78,657	42,736	36,921	(1,000)	35,921
Total equity securities	88,085	47,691	41,699	(1,305)	40,394
Total available-for-sale securities	$497,545	$456,634	$45,449	$(4,538)	40,911

				Applicable federal income taxes	(14,319)

				Net unrealized gains - net of tax	$26,592

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2012			2011
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	170	$90,607	$(483)	206	$86,470	$(2,303)
Greater than 12 months	58	19,283	(799)	44	11,930	(930)
Total fixed maturities	228	109,890	(1,282)	250	98,400	(3,233)
Equity securities:
12 months or less	20	6,955	(842)	35	8,317	(1,275)
Greater than 12 months	11	6,640	(813)	4	216	(30)
Total equity securities	31	13,595	(1,655)	39	8,533	(1,305)
Total	259	$123,485	$(2,937)	289	$106,933	$(4,538)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by financial market turmoil.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2012 is approximately 1% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation the Company has the ability and intent to hold these investments until a recovery of fair value.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2012.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2012, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$152,034	34.1%	$151,687	34.4%
Excess of one year to five years	222,173	49.9	220,010	49.9
Excess of five years to ten years	21,492	4.8	21,122	4.8
Excess of ten years	3,137	0.7	3,044	0.7
Total maturities	398,836	89.5	395,863	89.8
Asset-backed securities	46,833	10.5	44,696	10.2
	$445,669	100.0%	$440,559	100.0%

Note B – Investments (continued)

Major categories of investment income for the years ended December 31 are summarized as follows:

		2012	2011	2010
Fixed maturities		$10,052	$11,016	$11,838
Equity securities		2,121	1,738	1,433
Money market funds		38	36	39
Short-term and other		5	24	32
		12,216	12,814	13,342
Investment expenses		(2,286)	(2,085)	(2,007)
	Net investment income	$9,930	$10,729	$11,335

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2012	2011	2010
Fixed maturities:
Gross gains	$3,860	$6,443	$4,005
Gross losses	(3,961)	(6,805)	(1,215)
Net gains (losses)	(101)	(362)	2,790

Equity securities:
Gross gains	3,191	7,409	7,447
Gross losses	(1,131)	(2,960)	(1,958)
Net gains	2,060	4,449	5,489

Limited partnerships - net gain (loss)	7,052	(21,890)	8,206

Total net gains (losses)	$9,011	$(17,803)	$16,485

Shareholders' equity includes approximately $20,000, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2012.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2012	2011	2010

Cumulative charges to income at beginning of year	$8,178	$7,604	$9,235

Writedowns based on objective and subjective criteria	888	1,906	42
Recovery of prior writedowns upon sale or disposal	(1,293)	(1,332)	(1,673)
Net pre-tax realized gain (loss)	405	(574)	1,631

Cumulative charges to income at end of year	$7,773	$8,178	$7,604

Addition (reduction) to earnings per share from net
after-tax realized gain (loss)	$.02	$(.03)	$.07

Unrealized gain on investments previously
written down at end of the year - see note below	$8,158	$6,782	$9,535

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

Note B – Investments (continued)

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $7,846 to various limited partnerships as of December 31, 2012.

The Company has invested a total of $24,000 in three limited partnerships, with an aggregate estimated value of $39,745 at December 31, 2012, that are managed by organizations in which three directors of the Company are executive officers, directors or owners.  The Company’s ownership interest in these limited partnerships ranges from 4% to 14%.  These limited partnerships added $2,485, ($18,673) and $7,464, net of fees, to investment gains (losses) in 2012, 2011 and 2010, respectively.  During 2012, 2011 and 2010, the Company has recorded management fees of $650, $793 and $820, respectively, and performance-based fees of $0, $0 and $687, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are employees or partial owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $1,869 and $19,300, respectively, at December 31, 2012.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and net fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $186, $174 and $155 during 2012, 2011 and 2010, respectively.

The Company’s limited partnerships include one significant investment which invests in public and private equity markets in India.  This limited partnership investment’s value as of December 31, 2012 and 2011 was $25,868 and $23,465, respectively.  At December 31, 2012, the Company’s estimated ownership interest in this limited partnership investment was just over 4%.  The Company's share of earnings from this limited partnership investment was $2,404, ($9,732) and $3,521 in 2012, 2011 and 2010, respectively.  The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2012	2011	2010
Total assets	$641,071	$633,165	$963,207
Total partners' capital	559,745	579,568	895,207
Net increase (decrease) in partners' capital resulting from operations	60,734	(266,314)	98,279

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $47,791and $41,758 at December 31, 2012 and 2011, respectively.

Short-term investments at December 31, 2012 include $4,201 in time certificates of deposit by a Bermuda bank.

The Company’s fixed maturities are over 90% invested in investment grade fixed maturity investments.  The Company has a total of $35,300, representing 17 different investments, of fixed maturity investments which were originally issued with guarantees by three different third party insurance companies, with the largest exposure to a single investment being $5,300.  The average S&P credit rating of such investments, with consideration of the guarantee, is AA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $42,600 of fixed maturity investments (6.3% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds and have a $408 net unrealized gain position at December 31, 2012.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.
	2012	2011	2010
Reserves at the beginning of the year	$ 290,092	$ 218,629	$ 203,253

Provision for losses and loss expenses:
Claims occurring during the current year	147,963	225,251	154,775
Claims occurring during prior years	(9,875)	(9,696)	(8,823)
Total incurred	138,088	215,555	145,952

Loss and loss expense payments:
Claims occurring during the current year	44,942	71,699	56,394
Claims occurring during prior years	94,002	72,393	74,182
Total paid	138,944	144,092	130,576

Reserves at the end of the year	289,236	290,092	218,629

Reinsurance recoverable on unpaid losses at the end of the year	166,218	131,464	125,891
Reserves, gross of reinsurance
recoverable, at the end of the year	$ 455,454	$ 421,556	$ 344,520

The table above shows that a savings of $9,875 was developed during 2012 in the settlement of claims occurring on or before December 31, 2011 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2012	2011	2010

Property and casualty insurance	$(7,111)	$(7,417)	$(6,567)
Reinsurance	(2,764)	(2,279)	(2,256)
Totals	$(9,875)	$(9,696)	$(8,823)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s property reinsurance business are established partially by the ceding reinsurers although the Company routinely adjusts such reserves if management determines that additional reserves could be necessary.  Accordingly, there is potential for fluctuations in loss developments related to reinsurance assumed to be more pronounced than those experienced on directly produced business which is reserved entirely by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2012 and 2011.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2012 and 2011, loss reserves have been reduced by approximately $6,118 and $6,642, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $7,839 and $7,158 at December 31, 2012 and 2011, respectively.

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

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2012	2011	2010	2012	2011	2010
Direct	$284,200	$274,101	$249,699	$287,982	$270,002	$245,912
Ceded on direct	(105,292)	(84,130)	(75,907)	(101,396)	(83,580)	(71,869)
Net direct	178,908	189,971	173,792	186,586	186,422	174,043

Assumed	57,086	60,425	46,103	53,191	60,061	41,945
Ceded on assumed	(2,316)	(1,913)	(1,250)	(2,316)	(1,913)	(1,250)
Net assumed	54,770	58,512	44,853	50,875	58,148	40,695

Net	$233,678	$248,483	$218,645	$237,461	$244,570	$214,738

Net losses and loss expenses incurred for 2012, 2011 and 2010 have been reduced by ceded reinsurance recoveries of approximately $90,899, $56,600, and $15,318, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company’s net direct business were not material.

Net losses and loss expenses incurred for 2012, 2011 and 2010 include approximately $16,486, $88,934, and $38,318, respectively, net of retrocessional recoveries of $20,000 during 2012, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31 are as follows:

	2012	2011
Case unpaid losses, net of valuation allowance	$105,940	$72,914
Incurred but not reported unpaid losses and loss expenses	59,421	56,262
Paid losses and loss expenses	2,506	3,043
Unearned premiums	7,324	6,185
	$175,191	$138,404

Note E - Income Taxes

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$19,098	$14,319
Deferred acquisition costs	2,782	3,576
Salvage and subrogation	2,555	2,275
Limited partnership investments	1,554	-
Other	1,562	898
Total deferred tax liabilities	27,551	21,068

Deferred tax assets:
Loss and loss expense reserves	11,384	18,377
Unearned premiums discount	2,097	2,361
Other-than-temporary investment declines	2,733	2,902
Deferred compensation	734	845
Deferred ceding commission	1,700	1,974
Limited partnership investments	-	1,459
Other	325	269
Total deferred tax assets	18,973	28,187

Net deferred tax assets (liabilities)	$(8,578)	$7,119

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2012	2011	2010

Statutory federal income rate applied to pretax income (loss) $ 16,312		$(15,851)	$12,185
Tax effect of (deduction):
Tax-exempt investment income	(933)	(1,145)	(1,296)
Net reduction of tax positions	(693)	(174)	(826)
Other	1	56	(265)
Federal income tax expense (benefit)	$14,687	$(17,114)	$9,798

Federal income tax expense (benefit) consists of the following:
	2012	2011	2010
Taxes (credits) on pre-tax income (loss):
Current	$10,819	$(8,205)	$9,752
Deferred	3,868	(8,909)	46
	$14,687	$(17,114)	$9,798

Note E – Income Taxes (continued)

The components of the provision for deferred federal income taxes (credits) are as follows:

		2012	2011	2010
Limited partnerships		$3,013	$(7,196)	$485
Discounts of loss and loss expense reserves		(57)	(2,546)	(107)
Unearned premium discount		265	(30)	(517)
Deferred compensation		112	499	(735)
Other-than-temporary investment declines		169	(240)	571
Deferred acquisitions costs and ceding commission		(520)	(87)	(27)
Other		886	691	376
	Provision for deferred federal income tax (credits)	$3,868	$(8,909)	$46

Cash flows related to federal income taxes paid, net of refunds received, for 2012, 2011 and 2010 were $3,661, $2,859, and $9,000 respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2012 or 2011.  As of December 31, 2012, the Internal Revenue Service had completed examinations and settled all audits through the Company’s 2004 tax year.

The Company has no uncertain tax positions as of December 31, 2012.  Previous tax positions were uncertain only as to the timing of deductibility and therefore, if recognized, would have had no impact on the Company’s effective tax rate.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2012, 2011 and 2010 were not material.

The table below reconciles the amount of unrecognized federal income taxes as of December 31, 2012 and 2011.  The amount has no impact on the Company’s effective tax rate and excludes interest, which is treated as income tax expense per the Company’s accounting policy.  During 2012, the Company decided it was no longer necessary to carry this amount as it was determined that the tax years to which uncertain tax positions related are now closed.

	2012	2011
Balance at January 1	$6,000	$6,000
Reductions for tax positions of the current year	-	-
Reductions for tax positions of prior years	(6,000)	-
Balance at December 31	$-	$6,000

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
							Additional
		Class A			Class B		Paid-in
	Shares		Amount	Shares		Amount	Capital
Balance at January 1, 2010	2,623,109		$112	12,109,878		$517	$46,337
Restricted stock grants	-		-	77,131		3	1,537
Balance at December 31, 2010	2,623,109		112	12,187,009		520	47,874
Restricted stock grants	-		-	38,339		2	877
Balance at December 31, 2011	2,623,109		112	12,225,348		522	48,751
Restricted stock grants	-		-	64,687		2	1,524
Balance at December 31, 2012	2,623,109		$112	12,290,035		$524	$50,275

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

		2012	2011	2010
Amortization of gross deferred policy acquisition costs		$41,957	$40,712	$34,048
Other underwriting expenses		27,242	25,290	23,894
Expense allowances from reinsurers		(15,185)	(11,503)	(10,081)
	Total underwriting expenses	54,014	54,499	47,861

Operating expenses of non-insurance companies		23,416	18,829	20,843
	Total other operating expenses	$77,430	$73,328	$68,704

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the “Plan”) which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2012, 2011 and 2010 were $1,539, $1,452 and $1,497, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  No shares have ever been repurchased under the 1981 Plan.  At December 31, 2012, there were 124,099 shares (Class A) and 380,458 shares (Class B) outstanding which remain eligible for repurchase by the Company.

The Company maintains two stock option plans and one restricted stock unit plan which are described below.

Director Option Plan:

Under the Director Option Plan (the “Director Plan”), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors.  Approximately 167,000 shares of Class B common stock are available for future grants.  No options were granted to directors during the three year period ended December 31, 2012.  Additionally, no discounted options were outstanding or exercised at any time during this three year period.  Accordingly, no compensation cost was charged against income for the Director Plan for 2012, 2011 and 2010.

Note I - Stock Purchase and Option Plans (continued)

Employee Option Plan:

Under the Employee Option Plan (the “Employee Plan”), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees.  Approximately 259,000 shares of Class B common stock are available for future grants.  No options were granted to employees during the three year period ended December 31, 2012.  Additionally, no options were outstanding or exercised at any time during this period.  Accordingly, no compensation cost was charged against income for the Employee Plan for 2012, 2011 and 2010.

The Company's policy is to issue new shares to satisfy share option exercises.

Restricted Stock:

Each year, beginning in 2009, the Company has issued shares of class B restricted stock to the Company’s outside directors.  The shares serve as the annual retainer compensation for the outside directors for the periods shown below.  The shares are distributed on the vesting date and have a total value of $440 for each of the annual periods.  The table below provides detail of the stock issuances to date as of December 31, 2012:

Effective	Number of Shares	Vesting		Value
Date	Issued	Date	Period	Per Share

6/11/2009	20,900	5/5/2010	7/1/2009 - 6/30/2010	$21.05

5/4/2010	17,754	5/4/2011	7/1/2010 - 6/30/2011	$24.78

5/10/2011	19,558	5/10/2012	7/1/2011 - 6/30/2012	$22.50

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Director compensation cost associated with restricted stock grants of $440 was charged against income for the restricted stock units for 2012, 2011 and 2010.

Effective February 9, 2011, the Company issued 14,473 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2010 Executive Incentive Bonus Plan.  The restricted shares vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.39 per share representing a total value of $339.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 4, 2013, the Company issued 52,389 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent compensation to certain executives under the Company’s 2012 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.69 per share representing a total value of $1,241.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Note I - Stock Purchase and Option Plans (continued)

Through 2002, the Company provided loans to certain employees for the sole purpose of purchasing the Company’s Class B common stock in the open market.  The underlying securities served as collateral for these loans.  All employee loans had been paid in full as of March 31, 2012.  No additional loans will be made under this program.

Note J - Reportable Segments

The Company operates within two reportable business segments:  property and casualty insurance and reinsurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies and to independent contractors who contract with fleet transportation companies, as well as individual personal automobile coverage, professional liability coverages and business owners’ and commercial property policies.  The reinsurance segment accepts cessions from other insurance companies as well as retrocessions from selected reinsurance companies, providing property catastrophe and casualty reinsurance coverages.

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

The following table provides certain profit and loss information for each reportable segment for the years ended

December 31:

		2012	2011	2010
Direct and assumed premium written:
Property and casualty insurance		$284,200	$274,101	$249,699
Reinsurance		57,086	60,425	46,103
	Totals	$341,286	$334,526	$295,802

Net premium earned:
Property and casualty insurance		$186,586	$186,422	$174,043
Reinsurance		50,875	58,148	40,695
	Totals	$237,461	$244,570	$214,738

Underwriting gain (loss):
Property and casualty insurance		$23,491	$19,646	$26,308
Reinsurance		20,567	(45,113)	(6,725)
	Totals	$44,058	$(25,467)	$19,583

Note J - Reportable Segments (continued)

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

		2012	2011	2010
Profit:
Underwriting gain (loss)		$44,058	$(25,467)	$19,583
Net investment income		9,930	10,729	11,335
Net realized gains (losses) on investments		9,011	(17,803)	16,485
Corporate expenses		(16,393)	(12,748)	(12,590)
	Income (loss) before federal income taxes	$46,606	$(45,289)	$34,813

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc. (“FedEx Ground”) and certain of its subsidiaries and related entities represents approximately $19,052, $23,347 and $20,187 of the Company’s consolidated direct and assumed premium written in 2012, 2011 and 2010, respectively.  An additional $146,447, $129,508 and $115,625 for 2012, 2011 and 2010, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2012	2011	2010

Average share outstanding for basic earnings per share	14,838,767	14,818,354	14,782,624

Dilutive effect of share equivalents	29,482	-	16,078

Average shares outstanding for diluted earnings per share	14,868,249	14,818,354	14,798,702

During 2011 the Company sustained a net loss.  Accordingly, the anti-dilutive effect of 19,983 shares was excluded from the calculation of the average shares outstanding.

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above self-insured retentions ("SIR") and also writes policies that contain large, per-claim deductibles.  Those losses and claims that fall within the SIR limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds’ payment of claims within the SIR.  Further, specified portions of losses and claims incurred under large deductible policies, while obligations of the Company, are contractually reimbursable to the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured’s default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2012, the Company held collateral in the aggregate amount of $197,978.

Note L - Concentrations of Credit Risk (Continued)

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 31% of shareholders' equity at December 31, 2012.

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $175,191 at December 31, 2012, as more fully discussed in Note D - Reinsurance.  These recoverables are largely uncollateralized.  The largest estimated amount due from an individual reinsurer was $51,493, for which the Company holds approximately $43,600 in collateral.  The second largest estimated amount due was $21,753 at December 31, 2012.

Investments in limited partnerships include an aggregate of $39,745 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon Aegir Fund which are managed by organizations in which three directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased Transportation Specialty Insurance Agency, Inc., (“TIA”) of Toledo, Ohio for a cash purchase price of $3,500.  TIA is a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies.  TIA is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheets and has recorded amortization of intangible assets of $28, $35 and $41 during 2012, 2011 and 2010, respectively.  Accumulated amortization on intangible assets was $158 and $130 as of December 31, 2012 and 2011, respectively.

Note N – Debt

The Company maintains a revolving line of credit with a $30,000 limit, with an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of December 31, 2012 and 2011.  At December 31, 2012, the effective interest rate was 1.11%.  The Company has $20,000 remaining unused under the line of credit at December 31, 2012.  The current outstanding borrowings were used principally for general corporate purchases.

Note O – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$70,742	$70,742	$-	$-
Residential mortgage-backed securities	25,040	-	25,040	-
Commercial mortgage-backed securities	11,828	-	11,828	-
State and municipal obligations	194,865	-	194,865	-
Corporate securities	118,945	-	107,263	11,682
Options embedded in convertible securities	1,651	-	1,651	-
Foreign government obligations	22,598	-	22,598	-
Total fixed maturities	445,669	70,742	363,245	11,682
Equity securities	107,582	107,582	-	-
Short term	4,201	4,201	-	-
Cash equivalents	64,450	-	64,450	-
	$621,902	$182,525	$427,695	$11,682

As of December 31, 2011:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$73,137	$73,137	$-	$-
Government sponsored entities	349	-	349	-
Residential mortgage-backed securities	21,872	-	21,872	-
Commercial mortgage-backed securities	11,300	-	11,300	-
State and municipal obligations	190,035	-	190,035	-
Corporate securities	90,141	-	73,091	17,050
Options embedded in convertible securities	1,505	-	1,505	-
Foreign government obligations	21,121	-	21,121	-
Total fixed maturities	409,460	73,137	319,273	17,050
Equity securities	88,085	88,085	-	-
Short term	3,675	2,982	693	-
Cash equivalents	81,756	-	81,756	-
	$582,976	$164,204	$401,722	$17,050

Note O – Fair Value (continued)

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of a portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2012 or 2011.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2012	2011
Beginning of period balance	$17,050	$17,242
Total gains or losses (realized or unrealized)
included in income	1,653	387
Purchases	400	6,522
Settlements	(7,421)	(7,101)
End of period balance	$11,682	$17,050

Quoted market prices are obtained whenever possible.  Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2012, 2011 and 2010.

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

Note O – Fair Value (continued)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2012 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level II	Level III	Total
Assets:
Limited partnerships	$59,954	$-	$-	$59,954	$59,954

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2011 is as follows:

	Carrying	Fair
	Value	Value
Assets:
Limited partnerships	$54,705	$54,705

Liabilities:
Short-term borrowings	10,000	10,000

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
		2012					2011
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$61,551	$59,655	$54,853	$61,402		$57,601	$62,344	$60,429	$64,196
Net investment income	2,422	2,431	2,343	2,734		2,653	2,644	2,779	2,652
Net gains (losses) on investments	5,381	(5,453)	8,781	302		(1,469)	(1,963)	(17,460)	3,088
Losses and loss expenses incurred	34,904	33,739	30,477	38,970		65,673	55,166	48,637	46,079

Net income (loss)	11,506	4,050	11,687	4,676		(15,198)	(5,504)	(12,971)	5,498

Net income (loss) per share - diluted	$.78	$.27	$.78	$.31		$(1.02)	$(.38)	$(.87)	$.37

Note Q - Statutory

Net income (loss) of the insurance subsidiaries, as determined in accordance with statutory accounting practices, was $29,262, ($19,120) and $12,542 for 2012, 2011 and 2010, respectively.  Consolidated statutory surplus for these subsidiaries was $338,857 and $313,705 at December 31, 2012 and 2011, respectively, of which $55,192 may be transferred by dividend or loan to the parent company during calendar year 2013 with proper notification to, but without approval from, regulatory authorities.  An additional $196,234 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities, although it is unlikely that transfers of this size would be practical.

Minimum statutory surplus necessary for the insurance subsidiaries to satisfy statutory risk based capital requirements was $86,060 at December 31, 2012.

Note R - Leases

The Company leases office space and certain computer and related equipment using noncancelable operating leases.  Lease expense for 2012, 2011 and 2010 was $1,506 $1,483 and $1,386, respectively. At December 31, 2012, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2013	$998
2014	49
2015	15
2016	-
2017	-
Thereafter	-
Total minimum payments required	$1,062

Note S – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2012	2011
Investments:
Total unrealized gain before federal income taxes	$54,565	$40,911
Deferred tax liability	(19,098)	(14,319)
Net unrealized gains on investments	35,467	26,592

Foreign exchange adjustment:
Gross unrealized gains	3,039	2,706
Deferred tax liability	(1,063)	(947)
Net unrealized gains on foreign exchange adjustment	1,976	1,759

Accumulated other comprehensive income	$37,443	$28,351

Note S – Accumulated Other Comprehensive Income (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2012	2011	2010
Investments:
Pre-tax holding gains (losses) on debt and equity
securities arising during period	$15,612	$(7,146)	$11,369
Applicable federal income taxes (credits)	5,464	(2,501)	3,979
	10,148	(4,645)	7,390

Pre-tax gains (losses) on debt and equity securities
included in net income (loss) during period	1,959	4,088	8,280
Applicable federal income taxes (credits)	686	1,431	2,898
	1,273	2,657	5,382

Change in unrealized gains (losses) on investments	$8,875	$(7,302)	$2,008

Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2012	2011	2010

Beginning accumulated other comprehensive income	$28,351	$35,883	$33,434
Change in foreign exchange adjustment	217	(230)	441
Change in unrealized net gains (losses) on investments	8,875	(7,302)	2,008
Ending accumulated other comprehensive income	$37,443	$28,351	$35,883

	2012	2011	2010

Beginning retained earnings	$241,325	$284,346	$292,543
Net income (loss)	31,919	(28,175)	25,015
Dividends	(14,886)	(14,846)	(33,212)
Ending retained earnings	$258,358	$241,325	$284,346

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

The Board of Directors of the Company has an Audit Committee composed of four non-management Directors.  The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 8, 2013

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

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2012:

Name	Age	Title	Served in Such Capacity Since
Gary W. Miller	72	Executive Chairman	1997 (1)
Joseph J. DeVito	61	CEO, President and COO	2007 (2)
G. Patrick Corydon	64	Executive Vice President and CFO	1979 (3)
Mark L. Bonini	53	Executive Vice President	2001 (4)
Craig C. Morfas	53	Executive Vice President and Secretary	2008 (5)

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

(3) Mr. Corydon was elected Executive Vice President in 2008 and previously served as Senior Vice President from 1997 and has been CFO since 1979.

(4) Mr. Bonini was elected Executive Vice President in February, 2011. He was elected Vice President of the Company in 2001.

(5) Mr. Morfas was elected Executive Vice President in February, 2012. He was elected Senior Vice President in February, 2011 and previously was Vice President and Secretary of the Company since 2008.

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

Consolidated Balance Sheets - December 31, 2012 and 2011
Consolidated Statements of Operations - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows - Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.	List of Financial Statement Schedules--The following consolidated financial statement schedules of Baldwin & Lyons, Inc. and subsidiaries are included in Item 15(d):

Pursuant to Article 7:
Schedule I -- Summary of Investments--Other than Investments in Related Parties
Schedule II -- Condensed Financial Information of the Registrant
Schedule III -- Supplementary Insurance Information
Schedule IV -- Reinsurance
Schedule VI -- Supplemental Information Concerning Property/Casualty Insurance Operations

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
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC
Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32-- Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2012 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 72 through 78 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2012

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	70,720	70,742	70,742
Mortgage-backed securities	34,960	36,868	36,868
State and municipal obligations	194,258	194,865	194,865
Foreign government obligations	22,047	22,598	22,598
Corporate securities	118,574	120,596	120,596
Total fixed maturities	440,559	445,669	445,669

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	58,127	107,582	107,582
Total equity securities	58,127	107,582	107,582

Limited partnerships	59,954	59,954	59,954

Short-term:
Certificates of deposit	4,201	4,201	4,201
Total short-term and other	4,201	4,201	4,201

Total investments	$562,841	$617,406	$617,406

(A) Investments presented above do not include $64,450 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2012	2011
Assets
Investment in subsidiaries	$362,450	$334,328
Due from affiliates	2,719	5,282
Investments other than subsidiaries:
Fixed maturities	11,073	11,353
Limited partnerships	255	291
	11,328	11,644
Cash and cash equivalents	12,134	5,690
Accounts receivable	8,033	5,890
Other assets	7,225	7,694
Total assets	$403,889	$370,528
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$29,652	$26,367
Deposits from insureds	15,489	13,682
Notes payable to bank	10,000	10,000
Current payable federal income taxes	-	368
Other liabilities	2,036	1,050
	57,177	51,467
Shareholders' equity:
Common stock:
Class A	112	112
Class B	524	522
Additional paid-in capital	50,275	48,751
Unrealized net gains on investments	35,467	26,592
Retained earnings	260,334	243,084
	346,712	319,061

Total liabilities and shareholders' equity	$403,889	$370,528

See notes to condensed financial statements

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2012	2011	2010
Revenue:
Commissions and service fees	$20,753	$20,974	$21,913
Dividends from subsidiaries	14,000	14,000	15,000
Net investment income	48	100	135
Net realized gains (losses) on investments	(49)	67	(100)
Other	24	98	284
	34,776	35,239	37,232
Expenses:
Salary and related items	15,410	12,281	12,869
Other	7,098	5,550	5,615
	22,508	17,831	18,484
Income before federal income taxes
and equity in undistributed
income of subsidiaries	12,268	17,408	18,748
Federal income tax (benefit)	(629)	1,004	1,195
	12,897	16,404	17,553
Equity in undistributed income (loss)
of subsidiaries	19,022	(44,579)	7,462

Net income (loss)	$31,919	$(28,175)	$25,015

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2012	2011	2010

Net cash provided by operating activities	$20,735	$13,255	$32,296

Investing activities:
Purchases of long-term investments	(8,944)	(10,025)	(10,889)
Sales or maturities of long-term investments	8,902	9,704	9,910
Decrease in notes receivable from employees	1,252	106	611
Distributions from limited partnerships	-	444	23
Net disposals (purchases) of property and equipment	(834)	(622)	413
Other	228	128	212
Net cash provided by (used in) investing activities	604	(265)	280

Financing activities:
Dividends paid to shareholders	(14,886)	(14,846)	(33,212)
Drawing on line of credit	-	-	8,000
Repayment on line of credit	-	(5,000)	(3,000)
Net cash used in financing activities	(14,886)	(19,846)	(28,212)
Increase (decrease) in cash and cash equivalents	6,453	(6,856)	4,364
Cash and cash equivalents at beginning of year	5,690	12,546	8,182
Cash and cash equivalents at end of year	$12,143	$5,690	$12,546

See notes to condensed financial statements

Note to Condensed Financial Statements--Basis of PresentationThe Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition.  The Company's share of net income of its subsidiaries is included in income using the equity method.  These financial statements should be read in conjunction with the Company's consolidated financial statements.

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Acquisition	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2012	$ 3,091	$ 455,454	$ 37,273	---	$ 237,461	$ 9,930	$ 138,088	$ 41,957	$ 12,057	$ 233,678

2011	4,578	421,556	39,919	---	244,570	10,729	215,555	40,712	13,786	248,483

2010	4,826	344,520	29,819	---	214,738	11,335	145,952	34,048	13,813	218,645

(A)  Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results amont these catagories would change if different methods were applied.

(B)  Commissions paid to the Parent Company have been eliminated for this presentation.  Commission allowances relating to reinsurance ceded are offset against other operating expenses.

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2012	$287,982	$103,712	$53,191	$237,461	21.4

2011	270,002	85,493	60,061	244,570	23.8

2010	245,912	73,119	41,945	214,738	19.0

Note:  Included in Ceded to Other Companies is $2,316, $1,913 and $1,250 for 2012, 2011 and 2010, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2012	$3,091	$455,454	$6,118	$37,273	$237,461	$9,930	$147,964	$(9,875)	$41,957	$138,945	$233,678
2011	4,578	421,556	6,642	39,919	244,570	10,729	225,251	(9,696)	40,712	144,092	248,483
2010	4,826	344,520	6,463	29,819	214,738	11,335	154,775	(8,823)	34,048	130,576	218,645

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

BALDWIN & LYONS, INC.

March 8, 2013	By_/s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 8, 2013	By_/s/ Gary W. Miller_______________
Gary W. Miller, Director and Executive Chairman

March 8, 2013	By_/s/ G. Patrick Corydon_______________________
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 8, 2013	By_/s/ Joseph J. DeVito__________________________
Joseph J. DeVito, Director, Chief Executive Officer and President

March 8, 2013	By_/s/ Stuart D. Bilton _______________________(*)
Stuart D. Bilton, Director

March 8, 2013	By_/s/ Otto N. Frenzel IV _____________________(*)
Otto N. Frenzel IV, Director

March 8, 2013	By_/s/ John M. O'Mara_______________________(*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 8, 2013	By_/s/ Thomas H. Patrick _____________________(*)
Thomas H. Patrick, Director

March 8, 2013	By_/s/ John Pigott___________________________(*)
John Pigott, Director

March 8, 2013	By_/s/ Kenneth D. Sacks______________________(*)
Kenneth D. Sacks, Director

March 8, 2013	By_/s/ Nathan Shapiro________________________(*)
Nathan Shapiro, Director

March 8, 2013	By_/s/ Norton Shapiro________________________(*)
Norton Shapiro, Director

March 8, 2013	By_/s/ Robert Shapiro ________________________(*)
Robert Shapiro, Director

March 8, 2013	By_/s/ Steven A. Shapiro______________________(*)
Steven A. Shapiro, Director

March 8, 2013	By_/s/ John D. Weil__________________________(*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2012

BALDWIN & LYONS, INC.

INDIANAPOLIS, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2012

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
N/A
EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 2009)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	N/A

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	84
EXHIBIT 23-- Consent of Ernst & Young LLP	85

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	86 - 88
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	89 and 90
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	91 and 92
EXHIBIT 32.1-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	93