Form 10-Q
period 2013-03-31
BALDWIN & LYONS INC
filed 2013-05-07
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                                For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                                 March 31, 2013                                                                                            0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2013:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                2,623,109
Class B (nonvoting)                                                                                        12,290,107

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2013	2012
Assets
Investments:
Fixed maturities	$432,621	$445,669
Equity securities	115,377	107,582
Limited partnerships	62,668	59,954
Short-term	3,740	4,201
	614,406	617,406

Cash and cash equivalents	84,278	71,549
Accounts receivable	80,680	83,400
Reinsurance recoverable	177,482	175,191
Other assets	59,873	32,232
Current federal income taxes	-	3,246
	$1,016,719	$983,024

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$456,246	$455,454
Reserves for unearned premiums	33,055	37,273
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	145,299	125,007
Current federal income taxes	2,796	-
Deferred federal income taxes	10,751	8,578
	658,147	636,312
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2013 - 2,623,109; 2012 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2013 - 12,290,107; 2012 - 12,290,035	524	524
Additional paid-in capital	50,264	50,275
Unrealized net gains on investments	36,358	35,467
Foreign exchange adjustment	1,790	1,976
Retained earnings	269,524	258,358
	358,572	346,712
	$1,016,719	$983,024

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2013	2012
Revenues
Net premiums earned	$61,098	$61,551
Net investment income	2,410	2,422
Commissions and other income	1,383	1,506
Net realized gains on investments, excluding
impairment losses	14,353	5,381
Total other-than-temporary impairment losses on investments	(6)	-
Net realized gains on investments	14,347	5,381
	79,238	70,860

Expenses
Losses and loss expenses incurred	34,533	34,904
Other operating expenses	22,026	18,957
	56,559	53,861
Income before federal income taxes	22,679	16,999
Federal income taxes	7,736	5,493
Net income	$14,943	$11,506

Per share data:
Basic and diluted earnings	$1.00	$.78

Dividends paid to shareholders	$.25	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,878	14,826
Dilutive effect of share equivalents	33	16
Average shares outstanding - diluted	14,911	14,842

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31
	2013	2012

Net income	$14,943	$11,506

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized net gains arising during the period	7,803	7,639
Less: reclassification adjustment for net gains
included in net income	6,912	(26)
	891	7,665

Foreign currency translation adjustments	(186)	204

Other comprehensive income	705	7,869

Comprehensive income	$15,648	$19,375

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2013	2012

Net cash provided by operating activities	$12,304	$11,666
Investing activities:
Purchases of available-for-sale investments	(92,439)	(104,714)
Purchases of limited partnership interests	-	(1,538)
Proceeds from sales or maturities
of available-for-sale investments	113,044	78,829
Net sales of short-term investments	461	382
Other investing activities	(16,678)	3,552
Net cash provided by (used in) investing activities	4,388	(23,489)
Financing activities:
Dividends paid to shareholders	(3,777)	(3,749)
Net cash used in financing activities	(3,777)	(3,749)

Effect of foreign exchange rates on cash and cash equivalents	(186)	204

Increase (decrease) in cash and cash equivalents	12,729	(15,368)
Cash and cash equivalents at beginning of period	71,549	89,726
Cash and cash equivalents at end of period	$84,278	$74,358

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Realized gains and losses on disposals of investments are determined by specific identification of the cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.  Included within available for sale fixed maturity securities are insurance-linked securities and convertible debt securities.  The changes in fair values of insurance-linked securities and portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses).

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at March 31, 2013 and December 31, 2012:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2013
Fixed maturities
U.S. government obligations	$75,562	$75,575	$81	$(94)	$(13)
Residential mortgage-backed securities	23,190	21,611	1,692	(113)	1,579
Commercial mortgage-backed securities	12,444	11,663	806	(25)	781
States and municipal obligations	179,854	179,180	784	(110)	674
Corporate securities	119,717	117,988	2,861	(1,132)	1,729
Foreign government obligations	21,854	21,641	300	(87)	213
Total fixed maturities	432,621	427,658	6,524	(1,561)	4,963
Equity securities:
Financial institutions	13,205	5,618	7,627	(40)	7,587
Industrial & miscellaneous	102,172	58,786	44,261	(875)	43,386
Total equity securities	115,377	64,404	51,888	(915)	50,973
Total	$547,998	$492,062	$58,412	$(2,476)	55,936

				Applicable federal income taxes	(19,578)

				Net unrealized gains - net of tax	$36,358

December 31, 2012
Fixed maturities
U.S. government obligations	$70,742	$70,720	$43	$(21)	$22
Residential mortgage-backed securities	25,040	23,954	1,218	(132)	1,086
Commercial mortgage-backed securities	11,828	11,006	849	(27)	822
State and municipal obligations	194,865	194,258	757	(150)	607
Corporate securities	120,596	118,574	2,923	(901)	2,022
Foreign government obligations	22,598	22,047	602	(51)	551
Total fixed maturities	445,669	440,559	6,392	(1,282)	5,110
Equity securities:
Financial institutions	12,394	5,925	6,542	(73)	6,469
Industrial & miscellaneous	95,188	52,202	44,568	(1,582)	42,986
Total equity securities	107,582	58,127	51,110	(1,655)	49,455
Total	$553,251	$498,686	$57,502	$(2,937)	54,565

				Applicable federal income taxes	(19,098)

				Net unrealized gains - net of tax	$35,467

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Company has six other-than-temporarily impaired fixed maturity securities at March 31, 2013 compared to five such securities at December 31, 2012.  Four of these investments have other-than-temporary impairment losses recognized in accumulated other comprehensive income at both March 31, 2013 and December 31, 2012.

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2013 and December 31, 2012, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2013			December 31, 2012
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	176	$65,966	$(792)	170	$90,607	$(483)
Greater than 12 months	52	24,190	(769)	58	19,283	(799)
Total fixed maturities	228	90,156	(1,561)	228	109,890	(1,282)

Equity securities:
12 months or less	24	14,247	(896)	20	6,955	(842)
Greater than 12 months	2	244	(19)	11	6,640	(813)
Total equity securities	26	14,491	(915)	31	13,595	(1,655)
Total fixed maturity and equity securities	254	$104,647	$(2,476)	259	$123,485	$(2,937)

The fair value and the cost or amortized cost of fixed maturity investments at March 31, 2013, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$145,477	$144,847
Excess of one year to five years	207,061	205,716
Excess of five years to ten years	28,331	27,851
Excess of ten years	2,584	2,423
Total maturities	383,453	380,837
Asset-backed securities	49,168	46,821
	$432,621	$427,658

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended
	March 31
	2013	2012
Fixed maturities:
Gross gains	$1,419	$550
Gross losses	(1,337)	(971)
Net realized gains (losses)	82	(421)

Equity securities:
Gross gains	11,712	524
Gross losses	(1,160)	(142)
Net realized gains	10,552	382

Limited partnerships - net gain	3,713	5,420

Totals	$14,347	$5,381

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2013	2012

Realized net gains (losses) on the disposal of securities	$9,244	$(96)
Mark-to-market adjustment	210	57
Equity in gains of limited partnership
investments - realized and unrealized	3,713	5,420
Impairment:
Write-downs based upon objective criteria	(6)	-
Recovery of prior write-downs
upon sale or disposal	1,186	-

Totals	$14,347	$5,381

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter ending March 31, 2013 includes an estimated $2,733 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at March 31, 2013 includes approximately $7,173 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at March 31, 2013 includes approximately $22,114, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2013 and 2012 comparative periods.

	2013	2012
Quarter ended March 31:
Premiums ceded to reinsurers	$27,012	$24,748
Losses and loss expenses
ceded to reinsurers	22,134	7,804
Commissions from reinsurers	4,037	3,835

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

	2013			2012
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended March 31:

Property and Casualty Insurance	$70,189	$47,860	$5,234	$75,226	$47,909	$6,933
Reinsurance	13,702	13,238	4,770	14,827	13,642	6,137

Totals	$83,891	$61,098	$10,004	$90,053	$61,551	$13,070

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended
	March 31
	2013	2012
Profit (Loss):
Segment profit	$10,004	$13,070
Net investment income	2,410	2,422
Net gains on investments	14,347	5,381
Corporate expenses	(4,082)	(3,874)
Income before federal income taxes	$22,679	$16,999

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of March 31, 2013 and December 31, 2012.  At March 31, 2013, the effective interest rate was 1.10%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2013.

(6) Taxes:

As of March 31, 2013, the Company’s 2009 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2013:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$75,562	$75,562	$-	$-
Residential mortgage-backed securities	23,190	-	23,190	-
Commercial mortgage-backed securities	12,444	-	12,444	-
State and municipal obligations	179,854	-	179,854	-
Corporate securities	117,835	-	107,362	10,473
Options embedded in convertible securities	1,882	-	1,882	-
Foreign government obligations	21,854	-	21,854	-
Total fixed maturities	432,621	75,562	346,586	10,473
Equity securities	115,377	115,377	-	-
Short term	3,740	3,740	-	-
Cash equivalents	80,032	-	80,032	-
	$631,770	$194,679	$426,618	$10,473

As of December 31, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$70,742	$70,742	$-	$-
Residential mortgage-backed securities	25,040	-	25,040	-
Commercial mortgage-backed securities	11,828	-	11,828	-
State and municipal obligations	194,865	-	194,865	-
Corporate securities	118,945	-	107,263	11,682
Options embedded in convertible securities	1,651	-	1,651	-
Foreign government obligations	22,598	-	22,598	-
Total fixed maturities	445,669	70,742	363,245	11,682
Equity securities	107,582	107,582	-	-
Short term	4,201	4,201	-	-
Cash equivalents	64,450	-	64,450	-
	$621,902	$182,525	$427,695	$11,682

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:

Cash equivalents:  Cash equivalents primarily consist of highly rated money market funds purchased at par value with specified yield rates. Due to underlying assets of these funds, we designate all cash equivalents as Level 2.

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

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and vary by 0-3% from each other. There was no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2013 or 2012.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2013 and for the year ended December 31, 2012:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2013	2012
Beginning of period balance	$11,682	$17,050
Net realized and unrealized gain included in
earnings or changes in net assets	403	1,653
Purchases	258	400
Settlements	(1,870)	(7,421)
End of period balance	$10,473	$11,682

There were no transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at March 31, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2013
Assets: Limited partnerships	$62,668	$-	$-	$62,668	$62,668
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

December 31, 2012
Assets: Limited partnerships	59,954	-	-	59,954	59,954
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

(8) Restricted Stock:

The Company grants shares of class B restricted stock to the Company’s outside directors as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and had a total value of $440 for each of the annual periods presented.  The table below provides detail of the stock issuances for 2011 and 2012:

Effective	Number of Shares	Vesting	Service	Value
Date	Issued	Date	Period	Per Share

5/10/2011	19,558	5/10/2012	7/1/2011 - 6/30/2012	$22.50

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Effective February 4, 2013, the Company issued 52,389 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares were paid solely in the Company’s class B stock.  The restricted shares represent a portion of compensation to certain executives under the Company’s 2012 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients due to the non-substantive post-grant date vesting clause per ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.69 per share representing a total value of $1,241.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

In February, 2013, the Company purchased a building in Carmel, Indiana to serve as its future home office.  No external funds were utilized for this purchase.  Rather, short-term investments were and will be liquidated to provide for the purchase and necessary renovations which are expected to be completed in late 2013.  A total of $25 million is expected to be capitalized for the acquisition of the home office building.

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the quarter ending March 31, 2013:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,976	$35,467	$37,443

Other comprehensive income
before reclassifications	(186)	7,803	7,617

Amounts reclassified from
accumulated other
comprehensive income	-	(6,912)	(6,912)

Net current-period other
comprehensive income	(186)	891	705

Ending balance	$1,790	$36,358	$38,148

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

The Company has generated positive cash flow for 15 consecutive quarters.  For the first three months of 2013, the Company experienced positive cash flow from operations totaling $12.3 million, which compares to positive cash flow from operations of $11.7 million generated during the first three months of 2012.  The increase in cash flow from the 2012 period is primarily due to increased premium collections.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 3.47 years at March 31, 2013, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first three months of 2013 included regular dividend payments to shareholders of $3.8 million ($.25 per share).

The Company’s assets at March 31, 2013 included $80.0 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $148.8 million of fixed maturity investments (at par) will mature within the twelve-month period following March 31, 2013.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2013, $51.7 million may be transferred by dividend or loan to the parent company during the remainder of 2013 without approval by, or prior notification to, regulatory authorities.  An additional $212.7 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $5.0 million at March 31, 2013.

The Company’s annualized net premium writing to surplus ratio for the first three months of 2013 was approximately 67%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2013 to First Quarter, 2012

Direct and assumed premiums written during the first quarter of 2013 decreased $6.2 million (6.8%), while net premiums earned decreased only $0.5 million (0.7%), as compared to the same period of 2012.  The Company’s Property and Casualty Insurance segment reported a decrease in premium written of 6.7% and a decrease in earned premiums of 0.1% while the Reinsurance segment reported a decrease in premium written of 7.6% and a decrease in premium earned of 3.0%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by the Company’s planned and announced strategic reduction in property exposure, including withdrawal from the Florida commercial multi-peril market, begun in mid-2012 and, to a lesser degree, lower personal automobile premium resulting from rate increases implemented during 2012.  These decreases were partially offset by increased premium from core fleet transportation products as well as an increase in the professional liability book of business.  The disproportionate impact of the changes on premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in ceding rates on the mix of business inforce.  The decrease to the Reinsurance segment is also associated with strategic reduction in global catastrophe risk implemented effective January 1, 2012.  The following table provides information regarding premiums written and earned for each segment for the quarter ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2013

Property & Casualty Insurance	$70,189	$45,465	$47,860
Reinsurance	13,702	13,040	13,238

Totals	$83,891	$58,505	$61,098

2012

Property & Casualty Insurance	$75,226	$49,707	$47,909
Reinsurance	14,827	14,248	13,642

Totals	$90,053	$63,955	$61,551

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.2% of premium written for the current quarter compared to 33.9% in the 2012 first quarter, with the increase reflective of routine changes in treaty structures as well as the impact of the proportion of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the first quarter of 2013 was slightly lower than the first quarter of 2012 due primarily to lower available interest rates for bonds.  Pre-tax bond yields averaged 2.0% during the current quarter compared to 2.2% for the prior year period.  In addition, receipt of dividends on equity securities was lower in the 2013 quarter.  Overall after-tax yields decreased from 1.6% to 1.5% while average invested funds, bolstered by positive cash flow, were nearly 6% higher.

The first quarter 2013 net realized investment gains of $14.3 million resulted primarily from $9.2 million in gains reported from direct trading, $3.7 million reported by limited partnerships and $1.4 million of mark-to-market and other-than-temporary impairment adjustments.  Comparative first quarter 2012 overall net realized investment gains were $5.4 million, consisting almost entirely of limited partnership results.  Investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2013 were generally consistent with the prior year period showing just a $0.4 million decrease.  The loss ratios for each segment were as follows:

	2013	2012
Property and Casualty Insurance	65.7%	65.4%
Reinsurance	23.2	26.0
Total	56.5	56.7

Other operating expenses, for the first quarter of 2013, increased $3.1 million, or 16.2%, from the first quarter of 2012.  The ratio of consolidated other operating expenses to operating revenue was 34.0% during the first quarter of 2013 compared to 29.0% for the 2012 first quarter.  This increase was driven by (1) contingent profit accruals related to the excellent property reinsurance results, (2) increased training and administrative costs associated with the Company’s expanded claims operations and (3) the addition to staff in anticipation of expansion of existing product lines.

The effective federal tax rate on consolidated income for the first quarter of 2013 was 34.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $3.4 million during the first quarter of 2013 as compared to the 2012 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2012.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2013, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $172 million.  Of this total, approximately $60 million (35%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At March 31, 2013, limited partnership investments include approximately $39.4 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2012.

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

                                       BALDWIN & LYONS, INC.

Date     May 7, 2013                                                                By  /s/ Joseph J. DeVito
Joseph J. DeVito, CEO and President

Date     May 7, 2013                                                                By   /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2013

                                                                             INDEX TO EXHIBITS

Begins on sequential
page number of Form
Exhibit Number                                                                             10-Q           _

EXHIBIT 31.1                                                                               27
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2                                                                               29
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32                                                                                31
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act