Form 10-Q
period 2013-06-30
BALDWIN & LYONS INC
filed 2013-08-06
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                                 For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                                               June 30, 2013                                                                                                     0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2013:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,295,137

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	June 30	December 31
	2013	2012
Assets
Investments:
Fixed maturities	$379,103	$445,669
Equity securities	120,946	107,582
Limited partnerships	60,474	59,954
Short-term	4,226	4,201
	564,749	617,406

Cash and cash equivalents	115,920	71,549
Accounts receivable	86,313	83,400
Reinsurance recoverable	181,584	175,191
Other assets	56,631	32,232
Current federal income taxes	2,523	3,246
	$1,007,720	$983,024

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$458,342	$455,454
Reserves for unearned premiums	34,710	37,273
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	139,253	125,007
Deferred federal income taxes	8,175	8,578
	650,480	636,312
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2013 - 2,623,109; 2012 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2013 - 12,295,137; 2012 - 12,290,035	525	524
Additional paid-in capital	50,374	50,275
Unrealized net gains on investments	34,038	35,467
Foreign exchange adjustment	1,495	1,976
Retained earnings	270,696	258,358
	357,240	346,712
	$1,007,720	$983,024

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Revenues
Net premiums earned	$61,775	$59,655	$122,873	$121,206
Net investment income	1,985	2,431	4,395	4,853
Commissions and other income	1,539	1,623	2,922	3,128
Net realized gains (losses) on investments, excluding
impairment losses	787	(5,108)	15,140	272
Total other-than-temporary impairment losses on investments	(68)	(345)	(74)	(345)
Net realized gains (losses) on investments	719	(5,453)	15,066	(73)
	66,018	58,256	145,256	129,114

Expenses
Losses and loss expenses incurred	38,343	33,739	72,876	68,643
Other operating expenses	20,413	19,257	42,439	38,213
	58,756	52,996	115,315	106,856
Income before federal income taxes	7,262	5,260	29,941	22,258
Federal income taxes	2,355	1,210	10,091	6,702
Net income	$4,907	$4,050	$19,850	$15,556

Per share data:
Basic and diluted earnings	$.33	$.27	$1.33	$1.05

Dividends paid to shareholders	$.25	$.25	$.50	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,910	14,837	14,894	14,832
Dilutive effect of share equivalents	8	23	24	24
Average shares outstanding - diluted	14,918	14,860	14,918	14,856

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Net income	$4,907	$4,050	$19,850	$15,556

Other comprehensive income, net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	(1,024)	(4,635)	6,779	3,003
Less: reclassification adjustment for net gains (losses)
included in net income	1,296	(370)	8,208	(397)
	(2,320)	(4,265)	(1,429)	3,400

Foreign currency translation adjustments	(294)	(223)	(481)	(19)

Other comprehensive income (loss)	(2,614)	(4,488)	(1,910)	3,381

Comprehensive income (loss)	$2,293	$(438)	$17,940	$18,937

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2013	2012

Net cash provided by operating activities	$10,862	$22,445
Investing activities:
Purchases of available-for-sale investments	(160,345)	(165,890)
Purchases of limited partnership interests	-	(1,538)
Proceeds from sales or maturities
of available-for-sale investments	219,268	147,345
Net sales (purchases) of short-term investments	(25)	329
Other investing activities	(17,396)	2,701
Net cash provided by (used in) investing activities	41,502	(17,053)
Financing activities:
Dividends paid to shareholders	(7,512)	(7,474)
Net cash used in financing activities	(7,512)	(7,474)

Effect of foreign exchange rates on cash and cash equivalents	(481)	(19)

Increase (decrease) in cash and cash equivalents	44,371	(2,101)
Cash and cash equivalents at beginning of period	71,549	89,726
Cash and cash equivalents at end of period	$115,920	$87,625

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at June 30, 2013 and December 31, 2012:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2013
Fixed maturities
U.S. government obligations	$68,021	$68,049	$21	$(49)	$(28)
Residential mortgage-backed securities	16,535	15,367	1,376	(208)	1,168
Commercial mortgage-backed securities	25,391	25,706	156	(471)	(315)
States and municipal obligations	113,251	113,368	269	(386)	(117)
Corporate securities	133,963	134,637	2,043	(2,717)	(674)
Foreign government obligations	21,942	22,334	86	(478)	(392)
Total fixed maturities	379,103	379,461	3,951	(4,309)	(358)
Equity securities:
Financial institutions	13,664	5,638	8,028	(2)	8,026
Industrial & miscellaneous	107,282	62,585	46,364	(1,667)	44,697
Total equity securities	120,946	68,223	54,392	(1,669)	52,723
Total	$500,049	$447,684	$58,343	$(5,978)	52,365

				Applicable federal income taxes	(18,327)

				Net unrealized gains - net of tax	$34,038

December 31, 2012
Fixed maturities
U.S. government obligations	$70,742	$70,720	$43	$(21)	$22
Residential mortgage-backed securities	25,040	23,954	1,218	(132)	1,086
Commercial mortgage-backed securities	11,828	11,006	849	(27)	822
State and municipal obligations	194,865	194,258	757	(150)	607
Corporate securities	120,596	118,574	2,923	(901)	2,022
Foreign government obligations	22,598	22,047	602	(51)	551
Total fixed maturities	445,669	440,559	6,392	(1,282)	5,110
Equity securities:
Financial institutions	12,394	5,925	6,542	(73)	6,469
Industrial & miscellaneous	95,188	52,202	44,568	(1,582)	42,986
Total equity securities	107,582	58,127	51,110	(1,655)	49,455
Total	$553,251	$498,686	$57,502	$(2,937)	54,565

				Applicable federal income taxes	(19,098)

				Net unrealized gains - net of tax	$35,467

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2013 and December 31, 2012, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2013			December 31, 2012
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	489	$151,419	$(3,655)	170	$90,607	$(483)
Greater than 12 months	47	19,545	(654)	58	19,283	(799)
Total fixed maturities	536	170,964	(4,309)	228	109,890	(1,282)

Equity securities:
12 months or less	23	7,516	(1,272)	20	6,955	(842)
Greater than 12 months	4	2,541	(397)	11	6,640	(813)
Total equity securities	27	10,057	(1,669)	31	13,595	(1,655)
Total fixed maturity and equity securities	563	$181,021	$(5,978)	259	$123,485	$(2,937)

The fair value and the cost or amortized cost of fixed maturity investments at June 30, 2013, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$95,838	$95,614
Excess of one year to five years	186,069	187,129
Excess of five years to ten years	28,815	29,173
Excess of ten years	2,803	2,561
Contractual maturities	313,525	314,477
Asset-backed securities	65,578	64,984
Total	$379,103	$379,461

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Fixed maturities:
Gross gains	$2,233	$792	$3,652	$1,342
Gross losses	(883)	(1,181)	(2,220)	(2,152)
Net realized gains (losses)	1,350	(389)	1,432	(810)

Equity securities:
Gross gains	893	152	12,605	675
Gross losses	(249)	(333)	(1,409)	(475)
Net realized gains (losses)	644	(181)	11,196	200

Limited partnerships - net gain (loss)	(1,275)	(4,883)	2,438	537

Totals	$719	$(5,453)	$15,066	$(73)

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012

Realized net gains (losses) on the disposal of securities	$1,554	$(109)	$10,798	$(205)
Mark-to-market adjustment	195	(369)	405	(313)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(1,275)	(4,883)	2,438	537
Impairment:
Write-downs based upon objective criteria	(68)	(345)	(74)	(345)
Recovery of prior write-downs
upon sale or disposal	313	253	1,499	253

Totals	$719	$(5,453)	$15,066	$(73)

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending June 30, 2013 includes an estimated $2,980 and $247 of net unrealized losses respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2013 includes approximately $4,193 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at June 30, 2013 includes approximately $21,049, net of deferred federal income taxes, of earnings undistributed by limited partnerships.

As of June 30, 2013, the Company had committed funds totaling $21,600 related to two bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2013 and 2012 comparative periods.

	2013	2012
Quarter ended June 30:
Premiums ceded to reinsurers	$29,398	$24,472
Losses and loss expenses
ceded to reinsurers	19,397	11,333
Commissions from reinsurers	5,214	3,137

Six months ended June 30:
Premiums ceded to reinsurers	56,411	49,220
Losses and loss expenses
ceded to reinsurers	41,531	19,137
Commissions from reinsurers	9,251	6,973

(4) Reportable Segments:

The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides private passenger automobile products to individuals, workers’ compensation coverage to small businesses and professional liability products on a selective basis.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Reinsurance segment accepts property and casualty cessions from other insurance companies as well as retrocessions from carefully chosen reinsurance companies, principally reinsuring against catastrophes.  In addition, the Reinsurance segment accepts professional liability cessions from other insurance companies.

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

	2013			2012
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended June 30:

Property and Casualty Insurance	$80,756	$49,803	$5,405	$64,760	$48,167	$6,872
Reinsurance	12,074	11,972	2,910	14,094	11,488	5,314

Totals	$92,830	$61,775	$8,315	$78,854	$59,655	$12,186

Six months ended June 30:

Property and Casualty Insurance	$150,945	$97,663	$10,641	$139,986	$96,076	$13,795
Reinsurance	25,776	25,210	7,679	28,920	25,130	11,461

Totals	$176,721	$122,873	$18,320	$168,906	$121,206	$25,256

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Profit:
Segment profit	$8,315	$12,186	$18,320	$25,256
Net investment income	1,985	2,431	4,395	4,853
Net gains (losses) on investments	719	(5,453)	15,066	(73)
Corporate expenses	(3,757)	(3,904)	(7,840)	(7,778)
Income before federal income taxes	$7,262	$5,260	$29,941	$22,258

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of June 30, 2013 and December 31, 2012.  At June 30, 2013, the effective interest rate was 1.09%.  The Company has $20,000 remaining unused under the line of credit at June 30, 2013.

(6) Taxes:

As of June 30, 2013, the Company’s 2009 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2013:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$68,021	$68,021	$-	$-
Residential mortgage-backed securities	16,535	-	16,535	-
Commercial mortgage-backed securities	25,391	-	25,391	-
State and municipal obligations	113,251	-	113,251	-
Corporate securities	131,826	-	124,605	7,221
Options embedded in convertible securities	2,137	-	2,137	-
Foreign government obligations	21,942	-	21,942	-
Total fixed maturities	379,103	68,021	303,861	7,221
Equity securities	120,946	120,946	-	-
Short term	4,226	4,226	-	-
Cash equivalents	111,781	-	111,781	-
	$616,056	$193,193	$415,642	$7,221

As of December 31, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$70,742	$70,742	$-	$-
Residential mortgage-backed securities	25,040	-	25,040	-
Commercial mortgage-backed securities	11,828	-	11,828	-
State and municipal obligations	194,865	-	194,865	-
Corporate securities	118,945	-	107,263	11,682
Options embedded in convertible securities	1,651	-	1,651	-
Foreign government obligations	22,598	-	22,598	-
Total fixed maturities	445,669	70,742	363,245	11,682
Equity securities	107,582	107,582	-	-
Short term	4,201	4,201	-	-
Cash equivalents	64,450	-	64,450	-
	$621,902	$182,525	$427,695	$11,682

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and typically vary by 0-3% from each other. There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2013 or 2012.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2013 and for the year ended December 31, 2012:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2013	2012
Beginning of period balance	$11,682	$17,050
Net realized and unrealized gain included in
earnings or changes in net assets	602	1,653
Purchases	1,000	400
Settlements	(6,063)	(7,421)
End of period balance	$7,221	$11,682

There were no transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2013 and 2012.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership’s equity.   The underlying assets of the Company’s investments in limited partnerships are typically carried at fair value, and, therefore, the Company’s carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level 3.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at June 30, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2013
Assets: Limited partnerships	$60,474	$-	$-	$60,474	$60,474
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

December 31, 2012
Assets: Limited partnerships	59,954	-	-	59,954	59,954
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

(8) Restricted Stock:

The Company grants shares of class B restricted stock to the Company’s outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had a total value of $440 for each of the annual periods presented.  The table below provides detail of the stock issuances for 2012 and 2013:

Effective	Number of Shares	Vesting	Service	Value
Date	Issued	Date	Period	Per Share

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Effective February 4, 2013, the Company issued 52,389 shares of class B restricted stock to certain of the Company’s executives as a portion of compensation to certain executives under the Company’s 2012 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standard Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.69 per share representing a total value of $1,241.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the 2012 Executive Incentive Bonus Plan.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(9) Litigation, Commitments and Contingencies:

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the six months ending June 30, 2013:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,976	$35,467	$37,443

Other comprehensive income
before reclassifications	(481)	6,779	6,298

Amounts reclassified from
accumulated other
comprehensive income	-	(8,208)	(8,208)

Net current-period other
comprehensive income	(481)	(1,429)	(1,910)

Ending balance	$1,495	$34,038	$35,533

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

For the first six months of 2013, the Company experienced positive cash flow from operations totaling $10.9 million, which compares to positive cash flow from operations of $22.4 million generated during the first six months of 2012.  The decrease in cash flow from the 2012 period is primarily due to the return of unearned premiums related to the termination of the Company’s commercial multi-peril program and the payment of prior year catastrophe losses, both of which reduced second quarter 2013 net cash flow.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.03 years at June 30, 2013, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first six months of 2013 included regular dividend payments to shareholders of $7.5 million ($.50 per share).

The Company’s assets at June 30, 2013 included $111.8 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $101.0 million of fixed maturity investments (at par) will mature within the twelve-month period following June 30, 2013.   The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2013, $48.2 million may be transferred by dividend or loan to the parent company during the remainder of 2013 without approval by, or prior notification to, regulatory authorities.  An additional $217.9 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $12.5 million at June 30, 2013.

The Company’s annualized net premium writing to surplus ratio for the first six months of 2013 was approximately 70%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2013 to Second Quarter, 2012

Direct and assumed premiums written during the second quarter of 2013 increased $14.0 million (17.7%), while net premiums earned increased $2.1 million (3.6%), as compared to the same period of 2012.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 24.7% and an increase in earned premiums of 3.4% while the Reinsurance segment reported a decrease in premium written of 14.3% but an increase in premium earned of 4.2%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by a significant increase in premium from the Company’s core fleet transportation products as well as an increase in the professional liability book of business.  The increases were partially offset by final phase of the Company’s strategic reduction in property exposure which resulted in lower premium from commercial multi-peril products.  The disproportionate impact of the changes on premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in ceding rates on the mix of business inforce.  The decrease to the Reinsurance segment is also associated with strategic reduction in global property catastrophe risk implemented effective January 1, 2012, offset on an earned basis by growth in the Company’s casualty reinsurance program.  The following table provides information regarding premiums written and earned for each segment for the quarter ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2013

Property & Casualty Insurance	$80,756	$50,703	$49,803
Reinsurance	12,074	11,411	11,972

Totals	$92,830	$62,114	$61,775

2012

Property & Casualty Insurance	$64,760	$42,458	$48,167
Reinsurance	14,094	13,515	11,488

Totals	$78,854	$55,973	$59,655

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 37.2% of premium written for the current quarter compared to 34.4% in the 2012 second quarter, with the increase reflective of routine changes in treaty structures as well as the impact of the proportion of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the second quarter of 2013 was lower than the second quarter of 2012 due primarily to lower available interest rates for bonds.  Pre-tax bond yields averaged 1.9% during the current quarter compared to 2.1% for the prior year period.  Overall after-tax yields decreased from 1.5% to 1.3% while average invested funds were 1.2% higher.

The second quarter 2013 net realized investment gains of $0.7 million resulted primarily from $1.9 million in gains reported from direct trading, partially offset by $1.3 million in losses reported from limited partnerships.  Comparative second quarter 2012 overall net realized investment losses were $5.5 million, consisting primarily of $4.9 million in losses from limited partnerships.  Investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2013 increased $4.6 million (13.6%).  The loss ratios for each segment were as follows:

	2013	2012
Property and Casualty Insurance	68.7%	64.5%
Reinsurance	34.9	23.1
Total	62.1	56.5

The increase in loss ratio for the Property and Casualty Insurance segment relates to the primary professional liability products which experienced higher than expected amount of severity during the quarter.  The increase in the Reinsurance segment loss ratio reflects the normal variation in property reinsurance losses.

Other operating expenses, for the second quarter of 2013, increased $1.2 million, or 6.0%, from the second quarter of 2012.  The ratio of consolidated other operating expenses to operating revenue was 31.3% during the second quarter of 2013 compared to 30.2% for the 2012 second quarter.  This increase was driven mainly by higher average commission rates and the addition to staff and technology expenses related to the expansion of existing product lines.

The effective federal tax rate on consolidated income for the first quarter of 2013 was 32.4%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $0.9 million during the second quarter of 2013 as compared to the 2012 period.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

Direct and assumed premiums written during the first six months of 2013 increased $7.8 million (4.6%) and net premiums earned increased $1.7 million (1.4%) as compared to the same period of 2012.  The Company’s Property and Casualty Insurance segment reported an increase in written and earned premiums of 7.8% and 1.7%, respectively while the Reinsurance segment reported a 10.9% decrease in written premium but roughly level earned premium.  The reasons for the segment fluctuations are similar to those detailed in the quarterly comparison, preceding.  The following table provides information regarding premiums written and earned for each segment for the six months ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2013

Property & Casualty Insurance	$150,945	$96,168	$97,663
Reinsurance	25,776	24,451	25,210

Totals	$176,721	$120,619	$122,873

2012

Property & Casualty Insurance	$139,986	$92,165	$96,076
Reinsurance	28,920	27,763	25,130

Totals	$168,906	$119,928	$121,206

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 36.3% of premium written for the current year period compared to 34.2% a year earlier with the increase reflective of changes in treaty structures as well as the impact of new products which are ceded at generally higher proportions than legacy products.

Net investment income, before tax, during the first six months of 2013 was 9.4% lower than the first six months of 2012 for the same reasons noted in the quarterly comparison.  Overall pre-tax yields averaged 1.9% during the current period compared to 2.0% for the prior year period.  Overall after-tax yields decreased from 1.6% to 1.4%.  Average funds invested were 3.4% higher in the 2013 period as the result of positive cash flow.

Net realized investment gains for the first six months of 2013 totaled $15.1 million and resulted primarily from $12.3 million in gains from direct trading and $2.4 million in gains from limited partnerships.  Realized investment losses were less than $0.1 million for the same period of 2012.

Losses and loss expenses incurred during the first six months of 2013 were $4.2 million (6.2%) higher than that experienced during the first six months of 2012.  The loss ratios for each segment were as follows:

	2013	2012
Property and Casualty Insurance	67.2%	65.0%
Reinsurance	28.7	24.7
Total	59.3	56.6

The increase in loss ratio for the Property and Casualty Insurance segment relates to the primary professional liability products which experienced higher than expected amount of severity during the period.

Other operating expenses, for the first six months of 2013, increased $4.2 million, or 11.1%, from the 2012 six-month period.  The ratio of consolidated other operating expenses to operating revenue was 32.6% during the 2013 period compared to 29.6% for the 2012 period. This increase was driven mainly by higher average commission rates and the addition to staff and technology expense related to the expansion of existing product lines.

The effective federal tax rate on consolidated income for the first six months of 2012 was 33.7%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $4.3 million as compared to the 2012 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2013, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $175 million.  Of this total, approximately $60 million (34%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2013, limited partnership investments include approximately $37.8 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 7, 2013, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
Advisory vote to approve executive compensation	1,972,897	3,984	24,932
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2013	1,996,705	4,318	468
To approve the 2013 Baldwin & Lyons, Inc. Book Value Appreciation Rights Plan	1,974,897	22,932	3,662

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 1, 2013.

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

 BALDWIN & LYONS, INC.

Date     August 6, 2013                                                                By  /s/ Joseph J. DeVito
    Joseph J. DeVito, CEO and President

Date     August 6, 2013                                                                By  /s/ G. Patrick Corydon
    G. Patrick Corydon,
    Executive Vice President – Finance
    (Principal Financial and
    Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2013

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