Form 10-Q
period 2013-09-30
BALDWIN & LYONS INC
filed 2013-11-05
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                      For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                       September 30, 2013                                                                                                0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
1099 N. Meridian Street, Indianapolis, Indiana (Address of principal executive offices)	46204 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2013:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                2,623,109
Class B (nonvoting)                                                                                        12,299,664

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2013	2012
Assets
Investments:
Fixed maturities	$419,754	$445,669
Equity securities	129,446	107,582
Limited partnerships	59,722	59,954
Short-term	4,419	4,201
	613,341	617,406

Cash and cash equivalents	103,387	71,549
Accounts receivable	93,059	83,400
Reinsurance recoverable	190,790	175,191
Other assets	63,555	32,232
Current federal income taxes	939	3,246
	$1,065,071	$983,024

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$471,548	$455,454
Reserves for unearned premiums	35,888	37,273
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	168,513	125,007
Deferred federal income taxes	11,664	8,578
	697,613	636,312
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2013 - 2,623,109; 2012 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2013 - 12,299,664; 2012 - 12,290,035	525	524
Additional paid-in capital	50,484	50,275
Unrealized net gains on investments	39,891	35,467
Foreign exchange adjustment	1,694	1,976
Retained earnings	274,752	258,358
	367,458	346,712
	$1,065,071	$983,024

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Revenues
Net premiums earned	$64,448	$54,853	$187,321	$176,059
Net investment income	2,192	2,343	6,587	7,196
Commissions and other income	1,519	1,263	4,441	4,390
Net realized gains on investments, excluding
impairment losses	1,434	9,192	16,574	9,465
Total other-than-temporary impairment losses on investments	(4)	(411)	(78)	(756)
Net realized gains on investments	1,430	8,781	16,496	8,709
	69,589	67,240	214,845	196,354

Expenses
Losses and loss expenses incurred	36,967	30,477	109,843	99,119
Other operating expenses	20,930	19,209	63,369	57,423
	57,897	49,686	173,212	156,542
Income before federal income taxes	11,692	17,554	41,633	39,812
Federal income taxes	3,921	5,867	14,012	12,569
Net income	$7,771	$11,687	$27,621	$27,243

Per share data:
Basic and diluted earnings	$.52	$.78	$1.85	$1.83

Dividends paid to shareholders	$.25	$.25	$.75	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,918	14,846	14,902	14,836
Dilutive effect of share equivalents	3	21	19	20
Average shares outstanding - diluted	14,921	14,867	14,921	14,856

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net income	$7,771	$11,687	$27,621	$27,243

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized net gains arising during the period	6,921	6,104	13,699	9,107
Less: reclassification adjustment for net gains
included in net income	(1,067)	(1,617)	(9,275)	(1,220)
	5,854	4,487	4,424	7,887

Foreign currency translation adjustments	199	362	(282)	343

Other comprehensive income	6,053	4,849	4,142	8,230

Comprehensive income	$13,824	$16,536	$31,763	$35,473

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2013	2012

Net cash provided by operating activities	$34,822	$24,242
Investing activities:
Purchases of available-for-sale investments	(273,675)	(268,842)
Purchases of limited partnership interests	-	(1,538)
Proceeds from sales or maturities
of available-for-sale investments	302,726	230,272
Net sales (purchases) of short-term investments	(218)	95
Other investing activities	(20,308)	2,113
Net cash provided by (used in) investing activities	8,525	(37,900)
Financing activities:
Dividends paid to shareholders	(11,227)	(11,180)
Net cash used in financing activities	(11,227)	(11,180)

Effect of foreign exchange rates on cash and cash equivalents	(282)	343

Increase (decrease) in cash and cash equivalents	31,838	(24,495)
Cash and cash equivalents at beginning of period	71,549	89,726
Cash and cash equivalents at end of period	$103,387	$65,231

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at September 30, 2013 and December 31, 2012:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2013
Fixed maturities
U.S. government obligations	$106,136	$106,045	$104	$(13)	$91
Residential mortgage-backed securities	14,654	13,534	1,291	(171)	1,120
Commercial mortgage-backed securities	27,014	27,077	214	(277)	(63)
States and municipal obligations	111,419	111,321	481	(383)	98
Corporate securities	135,355	134,778	2,788	(2,211)	577
Foreign government obligations	25,176	24,946	479	(249)	230
Total fixed maturities	419,754	417,701	5,357	(3,304)	2,053
Equity securities:
Financial institutions	16,085	7,274	9,015	(204)	8,811
Industrial & miscellaneous	113,361	62,853	51,811	(1,303)	50,508
Total equity securities	129,446	70,127	60,826	(1,507)	59,319
Total	$549,200	$487,828	$66,183	$(4,811)	61,372

				Applicable federal income taxes	(21,481)

				Net unrealized gains - net of tax	$39,891

December 31, 2012
Fixed maturities
U.S. government obligations	$70,742	$70,720	$43	$(21)	$22
Residential mortgage-backed securities	25,040	23,954	1,218	(132)	1,086
Commercial mortgage-backed securities	11,828	11,006	849	(27)	822
State and municipal obligations	194,865	194,258	757	(150)	607
Corporate securities	120,596	118,574	2,923	(901)	2,022
Foreign government obligations	22,598	22,047	602	(51)	551
Total fixed maturities	445,669	440,559	6,392	(1,282)	5,110
Equity securities:
Financial institutions	12,394	5,925	6,542	(73)	6,469
Industrial & miscellaneous	95,188	52,202	44,568	(1,582)	42,986
Total equity securities	107,582	58,127	51,110	(1,655)	49,455
Total	$553,251	$498,686	$57,502	$(2,937)	54,565

				Applicable federal income taxes	(19,098)

				Net unrealized gains - net of tax	$35,467

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2013 and December 31, 2012, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2013			December 31, 2012
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	508	$109,803	$(2,573)	170	$90,607	$(483)
Greater than 12 months	43	15,170	(731)	58	19,283	(799)
Total fixed maturities	551	124,973	(3,304)	228	109,890	(1,282)

Equity securities:
12 months or less	21	8,355	(1,341)	20	6,955	(842)
Greater than 12 months	4	2,773	(166)	11	6,640	(813)
Total equity securities	25	11,128	(1,507)	31	13,595	(1,655)
Total fixed maturity and equity securities	576	$136,101	$(4,811)	259	$123,485	$(2,937)

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2013, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$66,609	$66,049
Excess of one year to five years	233,763	233,951
Excess of five years to ten years	43,522	42,931
Excess of ten years	6,086	5,829
Contractual maturities	349,980	348,760
Asset-backed securities	69,774	68,941
Total	$419,754	$417,701

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Fixed maturities:
Gross gains	$2,043	$1,508	$5,695	$2,850
Gross losses	(1,277)	(801)	(3,497)	(2,952)
Net realized gains (losses)	766	707	2,198	(102)

Equity securities:
Gross gains	1,233	2,132	13,838	2,807
Gross losses	(358)	(353)	(1,767)	(828)
Net realized gains	875	1,779	12,071	1,979

Limited partnerships - net gain (loss)	(211)	6,295	2,227	6,832

Totals	$1,430	$8,781	$16,496	$8,709

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012

Realized net gains on the disposal of securities	$1,090	$1,659	$11,888	$1,454
Mark-to-market adjustment	342	456	747	144
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(211)	6,295	2,227	6,832
Impairment:
Write-downs based upon objective criteria	(4)	(411)	(78)	(756)
Recovery of prior write-downs
upon sale or disposal	213	782	1,712	1,035

Totals	$1,430	$8,781	$16,496	$8,709

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending September 30, 2013 includes an estimated $548 and $795 of net unrealized losses respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at September 30, 2013 includes approximately $3,645 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at September 30, 2013 includes approximately $20,814, net of federal income taxes, of earnings undistributed by limited partnerships.

As of September 30, 2013, the Company had committed funds totaling $8,500 related to two bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2013 and 2012 comparative periods.

	2013	2012
Quarter ended September 30:
Premiums ceded to reinsurers	$30,925	$27,110
Losses and loss expenses
ceded to reinsurers	26,558	19,179
Commissions from reinsurers	5,844	3,550

Nine months ended September 30:
Premiums ceded to reinsurers	87,335	76,329
Losses and loss expenses
ceded to reinsurers	61,806	30,158
Commissions from reinsurers	15,095	10,523

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Reinsurance segment accepts property cessions from other insurance companies as well as retrocessions from carefully chosen reinsurance companies, principally reinsuring against catastrophes.  In addition, the Reinsurance segment accepts professional liability cessions from other insurance companies.

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

	2013			2012
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended September 30:

Property and Casualty Insurance	$82,272	$52,036	$9,712	$68,072	$42,972	$5,089
Reinsurance	14,278	12,412	1,846	13,165	11,881	5,539

Totals	$96,550	$64,448	$11,558	$81,237	$54,853	$10,628

Nine months ended September 30:

Property and Casualty Insurance	$233,217	$149,699	$20,353	$208,058	$139,048	$18,871
Reinsurance	40,054	37,622	9,525	42,085	37,011	17,013

Totals	$273,271	$187,321	$29,878	$250,143	$176,059	$35,884

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Profit:
Segment profit	$11,558	$10,628	$29,878	$35,884
Net investment income	2,192	2,343	6,587	7,196
Net gains on investments	1,430	8,781	16,496	8,709
Corporate expenses and other	(3,488)	(4,198)	(11,328)	(11,977)
Income before federal income taxes	$11,692	$17,554	$41,633	$39,812

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of September 30, 2013 and December 31, 2012.  At September 30, 2013, the effective interest rate was 1.08%.  The Company has $20,000 remaining unused under the line of credit at September 30, 2013.

(6) Taxes:

As of September 30, 2013, the Company’s 2009 and subsequent tax years remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2013:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$106,136	$106,136	$-	$-
Residential mortgage-backed securities	14,654	-	14,654	-
Commercial mortgage-backed securities	27,014	-	27,014	-
State and municipal obligations	111,419	-	111,419	-
Corporate securities	133,107	-	125,745	7,362
Options embedded in convertible securities	2,248	-	2,248	-
Foreign government obligations	25,176	-	25,176	-
Total fixed maturities	419,754	106,136	306,256	7,362
Equity securities	129,446	129,446	-	-
Short term	4,419	4,419	-	-
Cash equivalents	95,058	-	95,058	-
	$648,677	$240,001	$401,314	$7,362

As of December 31, 2012:

Description	Total	Level 1	Level 2	Level 3

U.S. government obligations	$70,742	$70,742	$-	$-
Residential mortgage-backed securities	25,040	-	25,040	-
Commercial mortgage-backed securities	11,828	-	11,828	-
State and municipal obligations	194,865	-	194,865	-
Corporate securities	118,945	-	107,263	11,682
Options embedded in convertible securities	1,651	-	1,651	-
Foreign government obligations	22,598	-	22,598	-
Total fixed maturities	445,669	70,742	363,245	11,682
Equity securities	107,582	107,582	-	-
Short term	4,201	4,201	-	-
Cash equivalents	64,450	-	64,450	-
	$621,902	$182,525	$427,695	$11,682

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

The Level 3 assets consist of an investment portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities and typically vary by 0-3% from each other.  There were no Level 3 sales, no transfers into Level 3 and no transfers out of Level 3 during 2013 or 2012.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2013	2012
Beginning of period balance	$11,682	$17,050
Net realized and unrealized gain included in
earnings or changes in net assets	969	1,653
Purchases	-	400
Settlements	(5,289)	(7,421)
End of period balance	$7,362	$11,682

There were no transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2013 and 2012.  Transfers between levels, if any, are recorded as of the beginning of the reporting period.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2013
Assets: Limited partnerships	$59,722	$-	$-	$59,722	$59,722
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

December 31, 2012
Assets: Limited partnerships	59,954	-	-	59,954	59,954
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

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

Effective February 4, 2013, the Company issued 52,389 shares of class B restricted stock to certain of the Company’s executives as a portion of compensation to certain executives under the Company’s 2012 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.69 per share representing a total value of $1,241.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the 2012 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the nine months ending September 30, 2013:
		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,976	$35,467	$37,443

Other comprehensive income
before reclassifications	(282)	13,699	13,417

Amounts reclassified from
accumulated other
comprehensive income	-	(9,275)	(9,275)

Net current-period other
comprehensive income	(282)	4,424	4,142

Ending balance	$1,694	$39,891	$41,585

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

For the first nine months of 2013, the Company produced positive cash flow from operations totaling $34.8 million, which compares to positive cash flow from operations of $24.2 million generated during the first nine months of 2012.  The increase in cash flow from the 2012 period is primarily due to increased premium volume in 2013.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.35 years at September 30, 2013, which is substantially shorter than the average life of the Company’s liabilities.

Financing activity for the first nine months of 2013 included regular dividend payments to shareholders of $11.2 million ($.75 per share).

The Company’s assets at September 30, 2013 included $95.1 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $71.7 million of fixed maturity investments (at par) will mature within the twelve-month period following September 30, 2013.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2013, $43.7 million may be transferred by dividend or loan to the parent company during the remainder of 2013 without approval by, or prior notification to, regulatory authorities.  An additional $230.4 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $18.0 million at September 30, 2013.

The Company’s annualized net premium writing to surplus ratio for the first nine months of 2013 was approximately 74%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2013 to Third Quarter, 2012

Direct and assumed premiums written during the third quarter of 2013 increased $15.3 million (18.8%), while net premiums earned increased $9.6 million (17.5%), as compared to the same period of 2012.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 20.9% and an increase in earned premiums of 21.1% while the Reinsurance segment reported an increase in premium written of 8.5% and an increase in premium earned of 4.5%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by a significant increase in premium from the Company’s core fleet transportation products.  The increases were partially offset by the final termination of the commercial multi-peril program and a reduction in professional liability volume.  The slightly disproportionate impact of the changes on premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in ceding rates on the mix of business inforce.  The increases from the Reinsurance segment relates to growth in the Company’s casualty reinsurance program, partially offset by the continued impact of strategic reduction in global property catastrophe risk implemented effective January 1, 2012.  The following table provides information regarding premiums written and earned for each segment for the quarter ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2013

Property & Casualty Insurance	$82,272	$52,797	$52,036
Reinsurance	14,278	13,616	12,412

Totals	$96,550	$66,413	$64,448

2012

Property & Casualty Insurance	$68,072	$41,488	$42,972
Reinsurance	13,165	12,586	11,881

Totals	$81,237	$54,074	$54,853

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.8% of premium written for the current quarter compared to 39.1% in the 2012 third quarter, with the decrease associated with final termination of the commercial multi-peril program.

Net investment income, before tax, during the third quarter of 2013 was 6% lower than the third quarter of 2012 due primarily to lower available interest rates for bonds.  Pre-tax bond yields averaged 1.9% during the current quarter compared to 2.1% for the prior year period.  Overall after-tax yields decreased from 1.6% to 1.4% while average invested funds were 4.5% higher.  A portion of this decrease relates to the redeployment of certain invested assets into portfolios which emphasize the generation of realized gains rather than interest income.

The third quarter 2013 net realized investment gains of $1.4 million resulted primarily from $1.1 million in gains reported from direct trading, partially offset by $0.2 million in losses reported from limited partnerships.  Comparative third quarter 2012 overall net realized investment gains were $8.8 million, consisting primarily of $6.3 million in gains from limited partnerships.  Investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2013 increased $6.5 million (21.3%).  The loss ratios for each segment were as follows:

	2013	2012
Property and Casualty Insurance	60.4%	65.0%
Reinsurance	44.5	21.6
Total	57.4	55.6

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to the Company’s core fleet transportation products.  The increase in the Reinsurance segment loss ratio reflects the normal variation in property reinsurance losses.

Other operating expenses, for the third quarter of 2013, increased $1.7 million, or 9.0%, from the third quarter of 2012.  The ratio of consolidated other operating expenses to operating revenue was 30.7% during the third quarter of 2013 compared to 32.9% for the 2012 third quarter.  This decrease was driven mainly by increased operating revenue during the third quarter of 2013 without equal addition of operating expenses.

The effective federal tax rate on consolidated income for the third quarter of 2013 was 33.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and principally lower realized gains on investments, net income decreased $3.9 million during the third quarter of 2013 as compared to the 2012 period.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Direct and assumed premiums written during the first nine months of 2013 increased $23.1 million (9.2%) and net premiums earned increased $11.3 million (6.4%) as compared to the same period of 2012.  The Company’s Property and Casualty Insurance segment reported an increase in written and earned premiums of 12.1% and 7.7%, respectively while the Reinsurance segment reported a 4.8% decrease in written premium but a 1.7% increase in earned premium.  The reasons for the segment fluctuations are similar to those detailed in the quarterly comparison, preceding.  The following table provides information regarding premiums written and earned for each segment for the nine months ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2013

Property & Casualty Insurance	$233,217	$148,965	$149,699
Reinsurance	40,054	38,067	37,622

Totals	$273,271	$187,032	$187,321

2012

Property & Casualty Insurance	$208,058	$133,653	$139,048
Reinsurance	42,085	40,349	37,011

Totals	$250,143	$174,002	$176,059

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 36.1% of premium written for the current year period compared to 35.8% a year earlier with the slight increase reflective of routine changes in treaty structures as well as the impact of changes in product mix.

Net investment income, before tax, during the first nine months of 2013 was 8.5% lower than the first nine months of 2012 for the same reasons noted in the quarterly comparison.  Overall pre-tax yields averaged 1.9% during the current period compared to 2.0% for the prior year period.  Overall after-tax yields decreased from 1.6% to 1.4%.  Average funds invested were 3.8% higher in the 2013 period as the result of positive cash flow.

Net realized investment gains for the first nine months of 2013 totaled $16.5 million and resulted primarily from $11.9 million in gains from direct trading and $2.2 million in gains from limited partnerships.  Realized investment gains were $8.7 million for the same period of 2012.

Losses and loss expenses incurred during the first nine months of 2013 were $10.7 million (10.8%) higher than that experienced during the first nine months of 2012.  The loss ratios for each segment were as follows:

	2013	2012
Property and Casualty Insurance	64.8%	65.0%
Reinsurance	33.9	23.7
Total	58.6	56.3

The increase in the Reinsurance segment loss ratio reflects the normal variation in property reinsurance losses.

Other operating expenses, for the first nine months of 2013, increased $5.9 million, or 10.4%, from the 2012 nine-month period.  The ratio of consolidated other operating expenses to operating revenue was 31.9% during the 2013 period compared to 30.6% for the 2012 period. This increase was driven mainly the addition to staff and technology expense related to the expansion of existing product lines.

The effective federal tax rate on consolidated income for the first nine months of 2013 was 33.7%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $0.4 million as compared to the 2012 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2013, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $185 million.  Of this total, approximately $66 million (36%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2013, limited partnership investments include approximately $37.1 million consisting of three partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2012, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the “Exchange Act”. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting the Company to material information required to be disclosed in reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

                                                         BALDWIN & LYONS, INC.

Date     November 5, 2013                                                                       By  /s/ Joseph J. DeVito
               Joseph J. DeVito, CEO and President

Date     November 5, 2013                                                                       By  /s/ G. Patrick Corydon
               G. Patrick Corydon,
               Executive Vice President – Finance
               (Principal Financial and
               Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2013

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