Form 10-K
period 2013-12-31
BALDWIN & LYONS INC
filed 2014-03-07
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended Commission file number 0-5534
December 31, 2013
BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of Incorporation or organization)	35-0160330 (I.R.S. Employer Identification No.)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800
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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2013, based on the closing trade prices on that date, was approximately $224,711,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2014:
Common Stock, No Par Value:                                                                Class A (voting)                                            2,623,109 shares
                                     Class B (nonvoting)                                    12,304,191 shares

The Index to Exhibits is located on pages 83 and 84.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 8, 2014 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance and the assumption of property and casualty reinsurance.

B&L’s principal subsidiaries are:

1.	Protective Insurance Company (referred to herein as "Protective"), which is licensed by insurance authorities in all 50 states, the District of Columbia, all Canadian provinces and Puerto Rico;

2.
Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines business by insurance authorities in 49 states and the District of Columbia and licensed in Indiana;

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

Approximately 83% of the gross direct property and casualty insurance premiums written by the Insurance Subsidiaries during 2013 were attributable to business produced by B&L or in association with broker partners.  The remaining 17% of the gross direct property and casualty insurance premiums written during 2013 was originated through a selected network of independent agents on both a retail and wholesale basis and through a limited number of arrangements with managing general agencies.

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

Approximately 55% of net reinsurance premium earned in 2013 was related to property coverages, principally reinsuring against catastrophic events.  Property reinsurance premium for 2013 was split roughly evenly between business produced through a single retrocession with a Lloyds of London syndicate and that produced through an exclusive managing general agency partnership.  Property reinsurance is concentrated in upper layers of coverage so that only major catastrophic events would be expected to have a material impact on the Company’s operations or financial position.  Effective January 1, 2014, the single Lloyds retrocession treaty was not renewed and the exposure subject to this treaty will run off during 2014.

The remaining 45% of net reinsurance premium earned during 2013 relates to professional liability coverages provided to domestic insurance companies and produced through a network of independent brokers.

In addition to the assumption of risks described above, the Insurance Subsidiaries participate in numerous mandatory government-operated reinsurance pools which require insurance companies to provide coverages on assigned risks.  These assigned risk pools allocate participation to all insurers based upon each insurer's portion of direct premium writings on a state or national level.   Assigned risk premium typically comprises less than 1% of gross direct premium written and assumed by the Insurance Subsidiaries and are included with the property and casualty segment because they are linked to premiums written and earned by that segment.

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

The Company’s reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  “Case basis” loss reserves, which comprise approximately 62% of total gross reserves at December 31, 2013, are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, bulk reserves, which comprise approximately 38% of total gross reserves at December 31, 2013 are established for (1) those losses which have occurred, but have not yet been reported to the Company (“incurred but not reported” claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim (“loss adjustment expenses).  Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 28 in Management’s Discussion and Analysis.

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

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2013 have been reduced by approximately $5.9 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $.2 million higher for the year ended December 31, 2013.

For policies inforce at December 31, 2013, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million or less.  Occasionally, limits above $10 million required by customers are placed directly by Baldwin & Lyons, Inc. with non-affiliated carriers or written by the Company but 100% reinsured with non-affiliated reinsurers.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to treaty and facultative reinsurance arrangements the Company’s maximum exposure to loss from a single occurrence for currently inforce business ranges from approximately $.25 million to $1.3 million for the vast majority of risks insured although, for certain losses occurring within the past five policy years, maximum exposure could be as high as $2.4 million for a single occurrence.  Certain reinsurance agreements effective since June 3, 2004 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.  Net premiums earned and losses incurred by the Company for 2013, 2012 and 2011 each include $35.0 million, $32.2 million, and $28.7 million, respectively, related to such deductible provisions inforce during these years.

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

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2013, 2012 and 2011.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2013.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2013 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2013	2012	2011
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$289,236	$290,092	$218,629

Provision for losses and LAE:
Claims occurring during the current year	156,264	147,963	225,251
Claims occurring during prior years	(5,563)	(9,875)	(9,696)
	150,701	138,088	215,555
Payments of losses and LAE:
Claims occurring during the current year	47,908	44,941	71,699
Claims occurring during prior years	103,941	94,003	72,393
	151,849	138,944	144,092

Liability for losses and LAE at end of year	288,088	289,236	290,092

Reinsurance recoverable on unpaid losses
at end of the year	186,382	166,218	131,464

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$474,470	$455,454	$421,556

The reconciliation above shows that a savings of $5.6 million was developed in the liability for losses and LAE recorded at December 31, 2012, with comparative developments for the two previous calendar years.

(Space intentionally left blank)

The following table is a summary of the $5.6 million reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2012	(Savings) Deficiency Recorded During 2013	% (Savings) Deficiency

2012	$103,022	$372	.4%
2011	93,851	(11,352)	(12.1%)
2010	29,291	1,038	3.5%
2009	10,232	9	.1%
2008	9,585	391	4.1%
2007 & prior	43,255	3,979	9.2%

	$289,236	$(5,563)	(1.9%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2007 & Prior	2008	2009	2010	2011	2012

Losses and allocated loss expenses developed on cases known to exist at December 31, 2012	$2,616	$1,136	$186	$1,679	$(6,712)	$8,240
Losses and allocated loss expenses reported on cases unknown at December 31, 2012	226	-	66	25	3,269	10,289
Unallocated loss expenses paid	237	117	115	329	991	2,234
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	643	(194)	(601)	(1,822)	(8,794)	(17,636)
Net (savings) deficiency on losses from directly-produced business	3,722	1,059	(234)	211	(11,246)	3,127
(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	257	(668)	243	827	(106)	(2,755)

Net (savings) deficiency	$3,979	$391	$9	$1,038	$(11,352)	$372

Loss and loss expense development savings, presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Property and casualty insurance	$(1,725)	$(7,111)	$(7,417)
Reinsurance	(3,838)	(2,764)	(2,279)
Totals	$(5,563)	$(9,875)	$(9,696)

In the second table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2012, losses reported which were previously unknown at December 31, 2012 (incurred but not reported), unallocated loss expense paid related to accident years 2012 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in both voluntary reinsurance policies and treaties and government mandated pools.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies, retrocessionaires and residual market administrators and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment.  Development on residual market business was $1.6 million, $1.5 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Reserves on this business are established by the regulatory entities and, accordingly, development on these losses is dependent on the adequacy of loss reserving by these entities.

The property and casualty insurance segment has historically constituted the largest portion of net reserve development savings.  As shown, the savings from this segment ranged from $1.7 million to $7.4 million during the past three years.  This fluctuation reflects the variability associated with the larger claims covered by the Company, as well as fluctuations in the Company’s net retentions.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for the reinsurance segment, with a $3.8 million savings during 2013 and similar savings recorded during 2012 and 2011, is heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies.  While the Company evaluates the sufficiency of such reserving and often adjusts reserves based on management’s independent analysis, considering the number of different entities involved and the fact that the Company must rely on external sources of information, reserve development from these products is subject to fluctuation from year to year.  The consistency of the small redundancies developed during the past three years including 2011, a year of unprecedented global catastrophe losses, is reflective of management’s attention to reserving for this business.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has little exposure to environmental losses and activity during the three year period ending 2013 has been insignificant.

Our goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $5.6 million in net savings developed during 2013 represents approximately 18% of pre-tax net income before realized capital gains for 2013 but only 1.9% of December 31, 2012 net loss and LAE reserves, which, though lower than the development during 2012 against December 31, 2011 net loss and LAE reserves, is well within the acceptable range of variation for the Company’s diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process which has proven to be fully adequate with no overall deficiencies developed since 1985.  The Company constantly monitors changes in trends related to the numbers of claims incurred relative to correlative variances with premium volume, average settlement amounts, numbers of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.

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

The differences between the liability for losses and LAE reported in the accompanying 2013 consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

  Liability reported on a SAP basis - net of reinsurance recoverable                             $ 294,828

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                                   186,382
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                                              840

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                             (7,580)

  Liability reported on a GAAP basis                                                                                  $ 474,470

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end from 2003 through 2012, as of December 31, 2013, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2013.  For example, the 2003 liability has developed a $26.2 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s net loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2012 have produced redundancies as of December 31, 2013.  In addition to a consistently conservative approach to reserving methods, loss reserve developments in recent years have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically.  Statistics produced by a variety of sources show that driver quality has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  In addition, the expanded use of telematics to precisely measure driver behavior and provide focused training and remediation is positively impacting loss experience.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data where available and generally a minimum of ten years of such data is required to provide statistically valid samples.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2013 is different from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 12, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2013, the Company had paid $109.9 million of losses and LAE that had been incurred, but not paid, as of December 31, 2003; thus an estimated $26.3 million (19%) of losses incurred through 2003 remain unpaid as of the current financial statement date ($136.2 million incurred less $109.9 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby portions of claims, principally in workers compensation coverages, do not fully settle for more than ten years.

Readers should note that the table on page 11 does not present accident or policy year development data which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2006, but incurred in 2003, will be included in the cumulative development amount for each of the years ending December 31, 2003, 2004, and 2005.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2003 through December 31, 2012, as of December 31, 2013, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

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

The Company's reserves for unpaid losses and loss expenses at December 31, 2013 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2013.

Space intentionally left blank

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Liability for Unpaid
Losses and LAE, Net
of Reinsurance
Recoverables	$162,424	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088

Liability Reestimated
as of:
One Year Later	147,468	193,445	225,183	228,211	227,423	222,049	194,430	208,933	280,217	283,673
Two Years Later	142,771	180,455	209,774	207,818	216,730	208,702	198,220	201,745	272,285
Three Years Later	137,502	171,332	200,955	199,503	206,445	210,562	188,110	204,243
Four Years Later	134,661	171,225	198,376	192,678	210,170	205,519	192,195
Five Years Later	135,418	171,005	191,846	198,023	208,132	208,398
Six Years Later	136,623	167,590	195,348	196,101	210,446
Seven Years Later	135,415	170,951	193,226	197,898
Eight Years Later	138,191	167,613	194,188
Nine Years Later	134,094	168,249
Ten Years Later	136,200

Cumulative Redundancy	$26,224	$38,888	$47,942	$51,597	$34,054	$23,235	$11,058	$14,386	$17,807	$5,563

Cumulative Amount of
Liability Paid Through:
One Year Later	$38,234	$60,343	$59,581	$58,956	$76,970	$84,777	$74,182	$72,393	$94,003	$103,941
Two Years Later	62,380	84,265	94,947	100,990	124,870	120,628	107,413	109,382	156,271
Three Years Later	74,198	102,692	117,522	127,011	145,857	142,731	125,038	133,507
Four Years Later	82,479	116,198	136,652	143,612	157,724	152,679	137,460
Five Years Later	91,607	124,176	148,039	151,662	164,877	161,834
Six Years Later	96,009	128,592	154,573	157,223	170,554
Seven Years Later	99,410	132,775	159,428	162,331
Eight Years Later	102,797	137,094	163,779
Nine Years Later	106,689	140,348
Ten Years Later	109,897

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013

Direct and Assumed:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$342,449	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470

Liability Reestimated as of
December 31, 2013	319,656	364,463	325,293	302,290	310,018	307,806	301,659	314,830	392,586	446,318

Cumulative Redundancy	22,793	75,709	104,980	107,122	68,598	81,752	57,371	29,690	28,970	9,136

Ceded:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	180,025	233,035	188,143	159,917	134,116	157,925	155,777	125,891	131,464	166,218	186,382

Liability Reestimated as of
December 31, 2013	183,456	196,214	131,105	104,392	99,572	99,408	109,464	110,587	120,301	162,645

Cumulative (Deficiency) Redundancy	(3,431)	36,821	57,038	55,525	34,544	58,517	46,313	15,304	11,163	3,573

Net:

Liability for Unpaid Losses
and Loss Adjustment
Expenses	162,424	207,137	242,130	249,495	244,500	231,633	203,253	218,629	290,092	289,236	288,088

Liability Reestimated as of
December 31, 2013	136,200	168,249	194,188	197,898	210,446	208,398	192,195	204,243	272,285	283,673

Cumulative Redundancy	26,224	38,888	47,942	51,597	34,054	23,235	11,058	14,386	17,807	5,563

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its biggest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  The Company also offers work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractor fleet owners.  In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed in thirty-one states through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance.  The Company’s fleet transportation offerings also include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2013, fleet transportation products generated approximately 77% of direct premium written and assumed by the Company.

Since 1992, the Company has accepted reinsurance cessions and retrocessions, principally property coverages for catastrophe exposures, from selected insurers and reinsurers.  Participation in this market will vary depending on the adequacy of pricing, which can fluctuate widely from time to time.  In determining the volume of catastrophe reinsurance that it will accept, the Company first determines the exposure that it is willing to accept from a single “probable maximum loss” (PML), generally defined as a 1-in-250 year event (.4% probability of occurrence based on sophisticated modeling programs), within a given geographic area.  As property programs are evaluated, computer models of geographic exposure are gauged against these maximums and programs are only considered if they do not cause aggregate exposure to exceed the predetermined limits.  As of December 31, 2013, the Company’s modeled estimate of its largest zonal exposure to a PML from a single event is approximately 9% of consolidated surplus before state and federal tax credits and reinstatement premiums which would reduce the impact to approximately 5% of surplus.  In addition to property coverages, the Company accepts reinsurance cessions for a limited amount of professional liability coverages from small and medium sized insurance companies.

Since 1995, the Company has sold private passenger automobile insurance.  This program is currently being marketed primarily in nine mid-western and southern states through independent agents.  Sagamore utilizes technology extensively in marketing its private passenger automobile insurance products in order to provide superior service to its agents and insureds.

Beginning in 2010, the Company began underwriting miscellaneous professional liability coverages through wholesale and retail agents and brokers on both an admitted and surplus lines basis.  The distribution platform for this product was expanded in 2011 and 2012 to include programs with retail agents and with the introduction of new products.

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

At December 31, 2013 the financial statement value of the Company's investment portfolio was approximately $703 million, including $52 million of short-term funds classified as cash equivalents.  The adjusted cost of the portfolio was $628 million with the $76 million difference representing unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2013	2012

State and municipal obligations	18.4%	31.0%
Corporate securities	21.8	18.9
U.S. government obligations	18.1	11.3
Short-term and money markets	9.1	10.9
Residential mortgage-backed securities	1.9	3.8
Foreign government obligations	3.8	3.5
Commercial mortgage-backed securities	4.5	1.8
Total fixed maturities	77.6	81.2
Equity securities	11.4	9.2
Limited partnerships (equity basis)	11.0	9.6
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 69.5% of the market value of the Company’s total invested assets at December 31, 2013.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $5.0 million (0.7% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company’s fixed maturity portfolio has a very short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s Insurance Subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2013, investment grade bonds and short-term instruments held by Insurance Subsidiaries equaled 139% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2013.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2013	2012
Less than one year	32.5%	43.5%
1 to 5 years	41.0	42.4
5 to 10 years	11.1	5.1
More than 10 years	15.4	9.0
	100.0%	100.0%

Average contractual life of portfolio (years)	4.8	3.6

Approximately $44.8 million of fixed maturity investments (6.4% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments, including insurance linked securities with a cost basis of approximately $44.1 million.

The market value of the consolidated fixed maturity portfolio was $1.8 million greater than cost at December 31, 2013, before income taxes, which compares to a $5.1 million unrealized gain at December 31, 2012.  The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance.  As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  In 2013, the net effect of OTTI adjustments to fixed maturity securities was a $0.3 million recovery, with securities owned at year end having only an insignificant non-credit related loss treated as unrealized.  In 2012, the net effect of OTTI adjustments to fixed maturity securities was $0.1 million with securities owned at year end again having only an insignificant non-credit related loss treated as unrealized.  The current net unrealized gain consists of $5.9 million of gross unrealized gains and $4.1 million of gross unrealized losses.  The gross unrealized loss equals approximately 1.0% of the cost of all bonds in this category.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 20.8% of the market value of the consolidated investment portfolio at December 31, 2013, but only 11.5% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 200 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $5.6 million at December 31, 2013 (0.8% of total invested assets) although the average equity holding is less than $150,000.

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $67.1 million pre-tax unrealized gain at the current year end using original cost and over $73.7 million in unrealized gains using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2013 generated both gains and losses but netted to a realized gain of $12.8 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $0.7 million for the year before taxes.  The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio were $73.7 million, before tax at December 31, 2013 compared to $49.4 million at December 31, 2012.  The current net unrealized gain consists of $74.2 million of gross unrealized gains and $0.5 million of gross unrealized losses.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2013, the aggregate original investment in the limited partnerships was $29.9 million and the aggregate carrying value was $69.0 million, comprising 9.8% of the market value of invested assets.

As a group, these investments experienced increases in value during 2013, with the aggregate of the Company’s share of such gains reported by the limited partnerships totaling approximately $8.0 million.  The increase in value is composed of estimated realized gains of $5.0 million and increases in estimated unrealized gains of $3.0 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $31.0 million and estimated unrealized income of $7.5 million.

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

Investment Yields

Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company’s fixed maturity investments are maintained, continued at historically low levels during 2013.  As a result, pre-tax net investment income decreased $1.2 million, or 12% and after tax income decreased $0.9 million, or 12% during 2013.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2013	2012
Before federal tax:
Investment income	1.9%	2.1%
Investment income plus investment gains (losses)	5.7	3.6

After federal tax:
Investment income	1.4	1.6
Investment income plus investment gains (losses)	3.9	2.5

Readers are also directed to the Results of Operations of this document for additional details of investment operations.

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

Employees

As of December 31, 2013, the Company had 384 employees, an increase of 24 employees from the prior year end.

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

The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to management and the extensive use of technology with respect to its insureds and independent agent force.  However, the Company is not “top-line” oriented and will readily sacrifice premium volume during periods of unrealistic rate competition.  Accordingly, should competitors determine to “buy” market share with unprofitable rates, the Company’s Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

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

Item 1A.  RISK FACTORS

•
The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources.  Further, this industry is heavily regulated.  Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance operations.  The Company’s Insurance Subsidiaries, as a group,  are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces and Bermuda.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  Failure to maintain compliance could result in various governmental regulators preventing the Company from writing new business and therefore having a material impact on the Company.  Further, the ability for the Company’s Insurance Subsidiaries to adjust insurance rates is regulated for significant portions of the Company’s business and needed rate adjustments can be denied or delayed for substantial periods by regulators.

•
The Company has two classes of common stock with unequal voting rights.  The Company is effectively controlled by its principal stockholders and management, which limits other stockholders’ ability to influence operations.  The Company’s executive officers, directors and principal stockholders and their affiliates control 64% of the outstanding shares of voting Class A common stock and 32% of the outstanding shares of non-voting Class B common stock.  These parties effectively control the Company, direct its affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

•
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements.  As a result, the Company is subject to credit risk relating to our ability to recover amounts due from reinsurers.  While the Company has not experienced any significant reinsurance losses for over twenty five years, a small number of our less significant historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies.  If the Company is unable to collect the amounts due to it from reinsurers, the resultant credit losses would adversely affect its results of operations, equity, business and insurer financial strength.

•
Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders.  A large portion of the provision for losses recorded by the Company is composed of estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Loss and loss expense reserves represent management’s best estimate at a given point in time but are not an exact calculation of ultimate liability.  Rather, they are complex estimates derived by utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement.  Many of these uncertainties are not precisely quantifiable and require significant judgment on management’s part.  As trends in underlying claims develop, particularly in so-called “long tail” lines where the adjudication of claims can take many years, management is sometimes required to revise reserves.  This results in a charge to the Company’s earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made.  These charges can be substantial and can potentially have a material impact, either positively or negatively, on calendar year results of operations and shareholders’ equity.

•
While less significant in the past two years, a meaningful portion of the risk underwritten by the Insurance Subsidiaries covers property losses resulting from catastrophic events on a worldwide basis.  The occurrence and valuation of loss events for this business is highly unpredictable and a single catastrophic event could result in a materially significant loss to the Company.  Catastrophe losses are an inevitable part of our business.  Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable.  In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow.  The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the severity of the events themselves.  In addition, as in the case of catastrophic losses generally, it can take many months, or even years, for the ultimate cost to us to be finally determined.  As our claim experience develops on a particular catastrophe, management may be required to adjust recorded reserves to reflect our revised estimates of the total cost of claims.  While the eventual occurrence of catastrophic losses is expected, we are prohibited by U.S. generally accepted accounting principles from establishing reserves for the expected future occurrence of these losses (such as is done in the life insurance industry).  Accordingly, upon the occurrence of such a loss, it will likely have a material adverse impact on the Company’s results of operations in the quarter in which it occurs.

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

•
The Company, through its Insurance Subsidiaries, requires collateral from its insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx Ground and certain of its subsidiaries and related entities, utilize significant self-insured retentions and deductibles under policies of insurance provided by the Company’s Insurance Subsidiaries.  In the case of FedEx Ground, the Company has determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should the Company become responsible for all of this customer’s self-insured retention and deductible obligations, the collateral held would be insufficient and the Company would sustain a significant operating loss.

•
Given the Company’s significant interest-bearing investment portfolio, a material drop in interest rates could have an adverse impact on the Company’s earnings and financial position.  Conversely, a material increase in interest rates could have a significant temporary impact on the market value of the Company’s fixed maturity investment portfolio.  The functioning of the fixed income markets, the values of the investments the Company holds and the Company’s ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in the Company’s portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact the Company’s ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation.  If the fixed-income portfolio were to suffer a decrease in value to a substantial degree, the Company’s liquidity, financial position, and financial results could be materially adversely affected.  Under these circumstances, the Company’s income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company’s results of operations, equity, business and insurer financial strength.

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

•
Technological advances in the transportation industry could present the Company with added competitive risks.  An increase in accident prevention technologies and the growth of autonomous or partially autonomous vehicles could reduce the amount of accidents over time and shift the liability from the owner of the vehicle to the manufacturer, which would cause automobile insurance to become a smaller portion of the Company’s overall Property and Casualty insurance book of business.  Innovations in telematics and the increase in usage-based information has become more important and will change the way premiums are determined.  These advances in technology could materially change the way products in the transportation industry are designed, priced and underwritten and it will take time for the Company to adjust to these changes.

•
Changes in current accounting practices and future pronouncements may materially impact the Company’s reported financial results.  Developments in accounting practices may require the Company to incur considerable additional expenses to comply with such developments, particularly if the Company is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively.  The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other historical financial statement line items that are important to users of the financial statements.  Changes could also introduce significant volatility in the Company’s results of operations, equity, business and insurer financial strength.

•
The Company’s operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and employers.  The Company’s success involves providing customers with easy-to-use products and ensuring the Company’s workforce has the technology to support the customer base.  The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards.  The Company’s success is reliant on developing and expanding the effectiveness of existing systems and continuing to enhance information systems that support the Company’s operations in a cost effective manner.

•
The Company relies upon the information technology systems and other operational systems and on the integrity and timeliness of data to run the businesses and service the customers.  These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.  Despite our implementation of a variety of security measures, the information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in theft of intellectual property or proprietary information.  A failure to maintain proper security, confidentiality or privacy of sensitive data residing on such systems could delay or disrupt the Company’s ability to do business and service customers, harm the Company’s reputation, subject the Company to litigation, regulatory fines, a loss of customers and revenues or otherwise adversely affect the business.

Item 2.  PROPERTIES

In March, 2013, the Company purchased a building and the adjacent real estate in Carmel, Indiana, approximately 14 miles from downtown Indianapolis.  The Company relocated all operations to this new building by the end of 2013.  The new building contains a total of 184,000 usable square feet and the Company occupies approximately 60% of this space with the remainder being leased to non-affiliated entities.

The Company also owns a building and the adjacent real estate in Indianapolis, approximately nine miles from its main office in Carmel.  The building contains approximately 15,000 square feet of usable space, and is used primarily for off-site data storage and as a contingent back up and disaster recovery site.

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
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of December 31, 2013, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2013 and 2012, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2013:
Fourth Quarter	$26.64	$23.12	$28.38	$23.84	$.25
Third Quarter	26.57	23.00	27.75	23.23	.25
Second Quarter	24.74	22.52	24.92	23.01	.25
First Quarter	26.70	22.05	25.06	22.50	.25

2012:
Fourth Quarter	24.41	22.01	24.50	21.36	.25
Third Quarter	23.99	21.43	24.33	21.71	.25
Second Quarter	25.80	20.51	23.50	20.41	.25
First Quarter	24.99	21.12	23.58	20.37	.25

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

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2008, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Baldwin & Lyons, Inc.	100.00	142.40	149.10	144.33	165.29	197.14
NASDAQ Insurance Index	100.00	103.30	122.03	128.90	150.59	197.50
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2013	2012	2011	2010	2009
		(Dollars in thousands, except per share data)

Direct and assumed premiums written	$369,476	$341,286	$334,526	$295,802	$250,159

Net premiums earned	252,743	237,461	244,570	214,738	181,300

Net investment income	8,770	9,930	10,729	11,335	13,971

Net gains (losses) on investments	23,515	9,011	(17,803)	16,485	30,816

Losses and loss expenses incurred	150,701	138,088	215,555	145,952	99,351

Net income (loss)	36,588	31,919	(28,175)	25,015	44,802

Earnings per share -- net income (loss) 1	2.45	2.15	(1.90)	1.69	3.04

Cash dividends per share 2	1.00	1.00	1.00	2.25	1.00

Investment portfolio 3	703,259	681,856	637,681	635,174	622,085

Total assets	1,072,270	983,024	905,294	837,946	851,315

Shareholders' equity	381,724	346,712	319,061	368,735	372,943

Cost of treasury shares purchased	-	-	-	-	880

Book value per share 1	25.57	23.25	21.49	24.90	25.31

Underwriting ratios 4

Losses and loss expenses	59.6%	58.1%	88.1%	68.0%	54.8%

Underwriting expenses	32.4%	30.8%	30.2%	31.0%	35.8%

Combined	92.0%	88.9%	118.3%	99.0%	90.6%

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

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Insurance Subsidiaries, other than loss and loss expense payments, generally average less than 33% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2013, cash flow from operations totaled $35.9 million compared to $55.8 million total for 2012.  The decrease in operating cash flow resulted from the timing of the payment and reinsurance recovery of catastrophic claim losses partially offset by higher premium volume in 2013.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with maximum quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  While the average contractual life of the Company’s bond and short-term investment portfolio increased from 3.6 to 4.9 years during 2013, the average duration of the Company’s fixed maturity portfolio remains much shorter than the contractual maturity average and significantly shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2013 included $56.9 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $99.4 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s Insurance Subsidiaries for 2013 equaled approximately 56% of the combined statutory surplus of these subsidiaries.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Insurance Subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2013, $92.1 million, or 27% of shareholders’ equity, represented net assets of the Company’s Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $30 million unsecured line of credit with $20.0 million of unused capacity at December 31, 2013.

Results of Operations

2013 Compared to 2012

Premiums written by the Property and Casualty Insurance segment for 2013 totaled $314.8 million, an increase of $30.6 million (11%) from 2012.  This increase is primarily attributable to a $50.2 million (21%) increase in premiums generated by fleet transportation products resulting from increased revenue and miles driven by our insureds, which is immediately reflected in premium, rate increases and the addition of several new accounts during 2013.  This increase was partially offset by a decrease of $21.1 million in premiums generated by commercial multi-peril business as the result of management’s decision to exit this business as part of its program to reduce property catastrophe exposures.  Premiums ceded to reinsurers on direct business averaged 35.9% for 2013 compared to 37.1 % for 2012, with the decrease attributable to the above described changes in mix of business.

Premiums written by the Reinsurance segment totaled $54.7 million during 2013, a decrease of $2.4 million (4%) from 2012.  Premiums generated by property reinsurance products decreased $5.5 million (16%), reflective of management’s decision to reduce exposures to property catastrophe losses.  Partially offsetting the property decrease was an increase of $3.1 million (14%) in the Company’s growing book of professional liability reinsurance assumed.

After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $252.7 million for 2013 compared to $237.5 million for 2012, an increase of 6.4%.  This increase is in line with the greater premium volume generated by the fleet transportation products mentioned above which were partially offset by decreased premium written in the commercial multi-peril and personal automobile products.

Pre-tax investment income of $8.8 million during 2013 was 12% lower than the 2012 total as pre-tax yields were down nearly 11% on average, reflecting the impact of continuing depressed worldwide available rates on the reinvestment of maturing fixed maturity investments and the redeployment of a portion of invested assets into securities that emphasize capital gains over interest income.  After tax investment income decreased by a similar 12% during 2013, compared to the prior year.

Net gains on investments, before taxes, totaled $23.5 million in 2013 compared to net gains on investments of $9.0 million during 2012.  The 2013 results were heavily influenced by direct trading results with gains of $13.6 million in 2013 compared to gains of $1.5 million in 2012.  In addition, limited partnership results produced gains of $8.0 million in 2013 compared to gains of $7.0 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of gains in these entities represented a 13% appreciation in value for both 2013 and 2012.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2013, the $8.0 million net gain was composed of $3.0 million attributable to an increase in unrealized gains and $5.0 million attributable to realized gains.  Recoveries of $1.7 million on previously impaired available-for-sale securities that were sold in 2013 are included in the net gains stated above.

Losses and loss expenses incurred during 2013 increased $12.6 million (9%) from 2012 to $150.7 million, an increase generally consistent with the increased premium volume described above.  The 2013 consolidated loss and loss expense ratio was 59.6% compared to 58.1% for 2012.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2013	2012
Fleet transportation	63.0%	66.8%
Private passenger automobile	62.1	65.2
Commercial multi-peril	94.0	45.9
Professional liability	126.6	67.5
Property reinsurance	12.0	11.1
Casualty reinsurance	60.8	61.4
Residual market and all other	76.4	98.2
All lines	59.6	58.1

The lower loss ratios for Fleet Transportation and Private Passenger Automobile in 2013 were the result of more favorable frequency and severity experience during the year.  The increase in the Commercial Multi-Peril loss ratio is associated with higher than expected liability losses on the runoff of this terminated business line.  Unfavorable loss development on a single MGA produced program in Primary Professional Liability resulted in the increase in loss ratios reported in 2013.  This program was terminated late in 2013 with inforce policies running off during 2014.  The property reinsurance loss ratio for 2013 was consistent with the 2012 ratio due to the lack of any major catastrophic losses to the Company in either year.

The Company produced an overall savings on the handling of prior year claims during 2013 of $5.6 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $9.9 million savings produced during 2012 on prior year claims. The $1.7 million net savings attributable to the property and casualty insurance segment was attributable to the Company's Fleet Transportation and Personal Automobile business with deficiencies in Primary Professional Liability and Commercial Multi-Peril offsetting much of the other savings.  The $3.9 million savings attributable to the reinsurance segment related solely to property catastrophe business.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2013, before credits for ceding allowances from reinsurers, increased $13.6 million (15%) to $106.2 million.  This increase is due primarily to a $5.7 million increase in salary and salary related expenses, reflective of the Company’s growing workforce in response to the continued expansion of the Company’s products and services and to a $4.9 million increase in commission expenses, representing an increase in average commission rates from 15.4% to 16.4% due to higher profit commissions on favorable property reinsurance results.  Reinsurance ceded credits were $5.6 million (37%) higher in 2013, resulting from favorable changes to the terms of certain reinsurance treaties as well as increased business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $7.9 million, or 10% from the prior year.

A portion of the Company’s fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses.  In general, commissions paid by the Insurance Subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the Insurance Subsidiaries to net premiums earned was 32.4% in 2013 and 30.8% in 2012.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains (losses) on investments) was 31.9% for 2013 compared with 30.6% for 2012 with the current year increase being largely attributable to higher salary expense as noted above.

The effective federal tax rate on the consolidated pre-tax income for 2013 was 33.4%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2013 of $36.6 million compares to net income of $31.9 million during 2012.  Diluted earnings per share of $2.45 were recorded in 2013 compared to per share income of $2.15 in 2012.

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

The effective federal tax rate on the consolidated pre-tax income for 2012 was 31.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

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

Approximately 66% of the Company’s assets are composed of investments at December 31, 2013.  Approximately 90% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 10% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While the majority of the underlying assets are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

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

It is important to note that all available for sale securities included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Another seemingly inconsistent aspect of this accounting policy which is important to understand is that any subsequent recovery in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains until the security is actually disposed of or sold.  At December 31, 2013, unrealized gains include $13.1 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to $6.8 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2013, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2013, the total gross unrealized loss included in the Company’s investment portfolio was approximately $4.6 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2013, there would have been no impact on total shareholders’ equity or book value since the decline in value of these securities was recognized as a reduction to shareholders’ equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Premium ceded (reduction to premium earned)	$113,882	$103,712	$85,493
Losses ceded (reduction to losses incurred)	107,321	90,899	56,600
Commissions from reinsurers (reduction to operating expenses)	20,822	15,185	11,503

A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 3.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 18% of total Company assets as of December 31, 2013.  In order to be able to provide the high limits required by the Company’s insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for fleet transportation liability, workers’ compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

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

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2013 and 2012 (dollars in thousands).

	Direct and Assumed		Net
Line of Business (Segment)	2013	2012	2013	2012

Property and casualty insurance	$408,469	$373,667	$227,322	$221,569
Reinsurance	66,001	81,787	60,766	67,667

	$474,470	$455,454	$288,088	$289,236

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

•
Expected loss ratios for the current book of business, particularly the Company’s fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

•
Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  The majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s fleet transportation products for policies subject to certain major reinsurance treaties (approximately $139.2 million, or approximately 34% of carried direct reserves for directly produced property and casualty business).  The following table presents the approximate impacts on gross and net loss reserves of both a 10 percentage point and 20 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2013.  The Company’s selection of the range of values presented should not be construed as the Company’s prediction of future events, but rather an illustration of the impact of such events, should they occur:

	10 Point Increase	10 Point Decrease	20 Point Increase	20 Point Decrease
Gross reserves	$47.2 million	$43.7 million	$94.4 million	$71.2 million
Net reserves	$19.9 million	$18.9 million	$36.9 million	$34.5 million

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

	2013	2012
Total deferred tax liabilities	$(34,377)	$(27,551)
Total deferred tax assets	17,526	18,973
Net deferred tax liabilities	$(16,851)	$(8,578)

Deferred tax assets at December 31, 2013, include approximately $11.1 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $2.1 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $2.2 and $1.0 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2013.

FASB provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Based on this guidance, management regularly analyzes tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed.  Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions.  Interest related to uncertain tax positions, if any, would be recognized in income tax expense.  Penalties, if any, related to uncertain tax positions would be recorded in income tax expenses.

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

Impact of Inflation

To the extent possible, the Company attempts to recover the impact of inflation to loss costs and operating expenses by increasing the premiums it charges.  Within the fleet transportation business, a majority of the Company’s accounts are charged as a percentage of an insured’s gross revenue, mileage or payroll.  As these charging bases increase with inflation, premium revenues are immediately increased.  The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval.  Such periodic increases in premium rates may lag far behind cost increases.

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

Based on the structure of the Company’s investment portfolio, the most potentially significant of the three identified market risks relates to prices in the equity security market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2013 was $145.8 million or approximately 21% of invested assets.  This market valuation includes $73.7 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in Critical Accounting Policies in this report.  All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company’s share of net income reported by the limited partnerships may include significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company’s other investments, where appreciation is reported only when a security is actually sold.

The Company's fixed maturity portfolio totaled $431.6 million at December 31, 2013.  Approximately 55% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  74% of the portfolio matures within 5 years; and the average contractual maturity of the Company's fixed maturity investments is approximately 4.9 years with an average modified duration of approximately 3.2 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2013:
Fixed maturities
U.S. government obligations	$113,389	$(1,666)	$-
Residential mortgage-backed securities	13,252	(759)	-
Commercial mortgage-backed securities	28,565	(1,635)	-
State and municipal obligations	115,250	(2,512)	-
Corporate securities	137,215	(5,519)	-
Foreign government obligations	23,879	(792)	-
Total fixed maturities	431,550	(12,883)	-
Equity securities:
Financial institutions	18,850	-	(1,885)
Industrial & miscellaneous	126,978	-	(12,698)
Total equity securities	145,828	-	(14,583)
Limited partnerships	68,988	-	(4,609)
Short-term	4,891	-	-
Total	$651,257	$(12,883)	$(19,192)

2012:
Fixed maturities
U.S. government obligations	$70,742	$(1,094)	$-
Residential mortgage-backed securities	25,040	(1,455)	-
Commercial mortgage-backed securities	11,828	(687)	-
State and municipal obligations	194,865	(2,379)	-
Corporate securities	120,596	(2,954)	-
Foreign government obligations	22,598	(679)	-
Total fixed maturities	445,669	(9,248)	-
Equity securities:
Financial institutions	12,394	-	(1,239)
Industrial & miscellaneous	95,188	-	(9,519)
Total equity securities	107,582	-	(10,758)
Limited partnerships	59,954	-	(4,050)
Short-term	4,201	-	-
Total	$617,406	$(9,248)	$(14,808)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).
		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2013:
Fixed maturities
U.S. government obligations	$113,389	$(2,483)	$-
Residential mortgage-backed securities	13,252	(1,105)	-
Commercial mortgage-backed securities	28,565	(2,382)	-
State and municipal obligations	115,250	(3,720)	-
Corporate securities	137,215	(8,125)	-
Foreign government obligations	23,879	(1,171)	-
Total fixed maturities	431,550	(18,986)	-
Equity securities:
Financial institutions	18,850	-	(2,828)
Industrial & miscellaneous	126,978	-	(19,047)
Total equity securities	145,828	-	(21,875)
Limited partnerships	68,988	-	(6,914)
Short-term	4,891	-	-
Total	$651,257	$(18,986)	$(28,789)

2012:
Fixed maturities
U.S. government obligations	$70,742	$(1,647)	$-
Residential mortgage-backed securities	25,040	(2,106)	-
Commercial mortgage-backed securities	11,828	(995)	-
State and municipal obligations	194,865	(3,547)	-
Corporate securities	120,596	(4,379)	-
Foreign government obligations	22,598	(1,011)	-
Total fixed maturities	445,669	(13,685)	-
Equity securities:
Financial institutions	12,394	-	(1,859)
Industrial & miscellaneous	95,188	-	(14,278)
Total equity securities	107,582	-	(16,137)
Limited partnerships	59,954	-	(6,076)
Short-term	4,201	-	-
Total	$617,406	$(13,685)	$(22,213)

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$474.5	$164.6	$140.0	$56.5	$113.4

Investment commitments	21.3	21.3	-	-	-

Operating leases	0.6	0.2	0.3	0.1	-

Borrowings	10.0	10.0	-	-	-

Total	$506.4	$196.1	$140.3	$56.6	$113.4

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $195.6 million at December 31, 2013, or 41% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments and unfunded bridge loan obligations at December 31, 2013.  The actual call dates for such funding could vary from that presented.

Borrowings are made under a line of credit with a current expiration of September 23, 2014; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2013

BALDWIN & LYONS, INC.

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 7, 2014

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2013	2012
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$431,550	$445,669
Equity securities	145,828	107,582
Limited partnerships	68,988	59,954
Short-term and other	4,891	4,201
	651,257	617,406

Cash and cash equivalents	59,297	71,549
Accounts receivable--less allowance (2013, $615; 2012, $538)	100,830	83,400
Accrued investment income	3,448	4,387
Reinsurance recoverable	195,568	175,191
Prepaid reinsurance premiums	1,057	2,679
Deferred policy acquisition costs	2,319	3,091
Property and equipment--less accumulated depreciation
$(2013, 15,835; 2012, $15,184)	36,329	12,257
Other assets	19,051	9,818
Current federal income taxes recoverable	3,114	3,246
	$1,072,270	$983,024

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$474,470	$455,454
Unearned premiums	36,693	37,273
	511,163	492,727

Reinsurance payable	39,122	32,798
Short-term borrowings	10,000	10,000
Depository liabilities	57,544	42,503
Accounts payable and other liabilities	55,866	49,706
Deferred federal income taxes	16,851	8,578
	690,546	636,312
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2013 - 2,623,109; 2012 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2013 - 12,304,191; 2012 - 12,290,035 shares	525	524
Additional paid-in capital	50,594	50,275
Unrealized net gains on investments	49,089	35,467
Foreign exchange adjustment	1,401	1,976
Retained earnings	280,003	258,358
	381,724	346,712
	$1,072,270	$983,024

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2013	2012	2011
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$252,743	$237,461	$244,570
Net investment income	8,770	9,930	10,729
Commissions and other income	5,944	5,722	6,098
Net realized gains (losses) on investments, excluding
impairment losses	24,257	9,899	(15,897)
Total other-than-temporary impairment losses on investments	(744)	(894)	(1,987)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	2	6	81
Net realized gains (losses) on investments	23,515	9,011	(17,803)
	290,972	262,124	243,594
Expenses:
Losses and loss expenses incurred	150,701	138,088	215,555
Other operating expenses	85,361	77,430	73,328
	236,062	215,518	288,883
Income (loss) before federal income taxes	54,910	46,606	(45,289)

Federal income taxes (benefits)	18,322	14,687	(17,114)
Net income (loss)	$36,588	$31,919	$(28,175)

Per share data:
Basic and diluted earnings (losses)	$2.45	$2.15	$(1.90)

Consolidated Statements of Comprehensive Income (Loss)
Baldwin & Lyons, Inc. and Subsidiaries

	2013	2012	2011
	(dollars in thousands)

Net income (loss)	$36,588	$31,919	$(28,175)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	23,711	10,148	(4,645)
Less: reclassification adjustment for net gains
included in net income (loss)	(10,089)	(1,273)	(2,657)
	13,622	8,875	(7,302)

Foreign currency translation adjustments	(575)	217	(230)

Other comprehensive income (loss)	13,047	9,092	(7,532)

Comprehensive income (loss)	$49,635	$41,011	$(35,707)

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2013	2012	2011
	(dollars in thousands)

Shareholders' equity at beginning of year	$346,712	$319,061	$368,735

Net income (loss)	36,588	31,919	(28,175)

Other comprehensive income (loss)	13,047	9,092	(7,532)

Cash dividends paid to shareholders	(14,943)	(14,886)	(14,846)

Issuance of common stock	320	1,526	879

Shareholders' equity at end of year:	$381,724	$346,712	$319,061

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2013	2012	2011
	(dollars in thousands)
Operating activities
Net income (loss)	$36,588	$31,919	$(28,175)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	(16,488)	(13,089)	(27,227)
Change in accrued investment income	939	(50)	(291)
Change in reinsurance recoverable on paid losses	(1,618)	537	698
Change in losses and loss expenses reserves net of reinsurance	(1,264)	(2,289)	71,348
Change in other assets, other liabilities and current income taxes	29,892	29,850	18,430
Amortization of net policy acquisition costs	26,592	26,772	29,209
Net policy acquisition costs deferred	(25,819)	(25,285)	(28,961)
Provision for deferred income taxes	939	4,299	(9,340)
Bond amortization	5,068	6,055	5,673
(Gain) loss on sale of property	(27)	10	(36)
Depreciation	4,302	4,550	4,274
Net realized (gains) losses on investments	(23,515)	(9,011)	17,803
Compensation expense related to restricted stock	318	1,526	879
Net cash provided by operating activities	35,907	55,794	54,284

Investing activities
Purchases of fixed maturities and equity securities	(369,259)	(320,434)	(270,696)
Purchases of limited partnership interests	(3,568)	(2,154)	-
Distributions from limited partnerships	2,528	3,957	757
Proceeds from maturities	129,113	150,652	144,745
Proceeds from sales of fixed maturities	207,723	103,106	128,018
Proceeds from sales of equity securities	29,858	8,674	16,883
Net sales (purchases) of short-term investments	(690)	(529)	841
Decrease in principal of notes receivable from employees	-	1,252	106
Purchases of property and equipment	(28,607)	(4,054)	(3,488)
Proceeds from disposals of property and equipment	261	228	129
Net cash provided by (used in) investing activities	(32,641)	(59,302)	17,295

Financing activities
Dividends paid to shareholders	(14,943)	(14,886)	(14,846)
Repayment on line of credit	-	-	(5,000)
Net cash used in financing activities	(14,943)	(14,886)	(19,846)

Effect of foreign exchange rates on cash and cash equivalents	(575)	217	(230)

Increase (decrease) in cash and cash equivalents	(12,252)	(18,177)	51,503
Cash and cash equivalents at beginning of year	71,549	89,726	38,223
Cash and cash equivalents at end of year	$59,297	$71,549	$89,726

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

Realized gains and losses on disposals of investments are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders’ equity.  Included within available for sale fixed maturity securities are insurance linked securities and convertible debt securities.  The changes in fair values of insurance-linked securities and portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses) on investments.

In accordance with the Financial Accounting Standard Board’s (“FASB”) other-than-temporary impairment (“OTTI”) guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder’s equity (accumulated other comprehensive income).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the appropriate effective interest rate.

Note A - Significant Accounting Policies (continued)

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders’ equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, without consideration to the Company’s quantitative criteria defined above, as well as the Company’s intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.

Property and Equipment:  Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets:  Goodwill is not amortized.  Rather, it is tested for impairment in accordance with FASB guidance, at the reporting-unit level.  Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment. Intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.

Reserves for Losses and Loss Expenses:  The reserves for losses and loss expenses, minor portions of which are discounted, are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year end.  These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled.  While actual results will differ from such estimates, management believes that the reserves for losses and loss expenses are adequate.  The estimates are continually reviewed and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

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

Note A - Significant Accounting Policies (continued)

The Company accounts for foreign and domestic reinsurance using the periodic method.  Under the periodic method, premiums are recognized as revenue ratably over the contract term, and claims, including an estimate of claims incurred but not reported, are recognized as they occur.

Deferred Taxes:  Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws.  The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not.  Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year.  Current income tax expense represents the tax liability associated with revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

Restricted Stock:  Restricted shares vest ratably over the vesting period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of Accounting Standard Codification (“ASC”) 715, Compensation-Retirement Benefits.  Restricted stock is valued based on the closing price of the stock on the day the award is granted. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Earnings Per Share:  Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of restricted stock awards outstanding.  Basic earnings per share are presented exclusive of the effect of share-based awards outstanding.

Comprehensive Income: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities as a separate component of shareholders’ equity.  Foreign exchange adjustments are generally not material and the Company has no defined benefit pension plan. A reclassification adjustment to other comprehensive income is made for gains or losses during the period included in net income.

Fair Value Measurements: The Company provides disclosures related to recurring and non-recurring fair value measurements with separate disclosures for the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, along with an explanation for the transfers. Additionally, separate disclosures are provided for purchases, sales, issuances and settlements on a gross basis for Level 3 fair value measurements as well as additional clarification for both the level of disaggregation reported for each class of assets or liabilities and disclosures of inputs and valuation techniques used to measure fair value for both recurring and non-recurring fair value measurements for assets and liabilities categorized as Level 2 or Level 3.

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

In May 2011, the FASB issued updated accounting guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs.  The guidance, which was effective January 1, 2012, had no financial impact on the Company’s consolidated financial statements.

Note A - Significant Accounting Policies (continued)

In June 2011, the FASB issued revised accounting guidance that eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  The guidance, which was effective January 1, 2012, had no financial impact on the Company’s consolidated financial statements; however certain modifications were made in the financial statement presentation to comply with the new requirements.

Reclassification:  Certain prior year balances have been reclassified to conform to the current year presentation.

Note B - Investments

The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2013:
Fixed maturities:
U.S. government obligations	$113,389	$113,348	$81	$(40)	$41
Residential mortgage-backed securities	13,252	12,058	1,334	(140)	1,194
Commercial mortgage-backed securities	28,565	28,406	308	(149)	159
State and municipal obligations	115,250	115,278	407	(435)	(28)
Corporate securities	137,215	136,991	3,207	(2,983)	224
Foreign government obligations	23,879	23,689	588	(398)	190
Total fixed maturities	431,550	429,770	5,925	(4,145)	1,780
Equity securities:
Financial institutions	18,850	7,780	11,171	(101)	11,070
Industrial & miscellaneous	126,978	64,307	63,009	(338)	62,671
Total equity securities	145,828	72,087	74,180	(439)	73,741
Total	$577,378	$501,857	$80,105	$(4,584)	75,521

				Applicable federal income taxes	(26,432)

				Net unrealized gains - net of tax	$49,089

2012:
Fixed maturities:
U.S. government obligations	$70,742	$70,720	$43	$(21)	$22
Residential mortgage-backed securities	25,040	23,954	1,218	(132)	1,086
Commercial mortgage-backed securities	11,828	11,006	849	(27)	822
State and municipal obligations	194,865	194,258	757	(150)	607
Corporate securities	120,596	118,574	2,923	(901)	2,022
Foreign government obligations	22,598	22,047	602	(51)	551
Total fixed maturities	445,669	440,559	6,392	(1,282)	5,110
Equity securities:
Financial institutions	12,394	5,925	6,542	(73)	6,469
Industrial & miscellaneous	95,188	52,202	44,568	(1,582)	42,986
Total equity securities	107,582	58,127	51,110	(1,655)	49,455
Total	$553,251	$498,686	$57,502	$(2,937)	54,565

				Applicable federal income taxes	(19,098)

				Net unrealized gains - net of tax	$35,467

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2013			2012
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	451	$123,145	$(3,105)	170	$90,607	$(483)
Greater than 12 months	53	18,249	(1,040)	58	19,283	(799)
Total fixed maturities	504	141,394	(4,145)	228	109,890	(1,282)
Equity securities:
12 months or less	10	1,682	(204)	20	6,955	(842)
Greater than 12 months	2	1,980	(235)	11	6,640	(813)
Total equity securities	12	3,662	(439)	31	13,595	(1,655)
Total	516	$145,056	$(4,584)	259	$123,485	$(2,937)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate fluctuations as well as the disruption of credit markets occasioned by financial market turmoil.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2013 is approximately 3% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investment in relation to the severity and duration of the impairment and based on that evaluation the Company has the ability and intent to hold these investments until a recovery of fair value.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2013.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2013, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$99,367	23.0%	$98,926	23.0%
Excess of one year to five years	197,404	45.7	198,046	46.1
Excess of five years to ten years	54,287	12.6	53,719	12.5
Excess of ten years	6,258	1.5	5,838	1.4
Total maturities	357,316	82.8	356,529	83.0
Asset-backed securities	74,234	17.2	73,241	17.0
	$431,550	100.0%	$429,770	100.0%

Note B – Investments (continued)

Major categories of investment income for the years ended December 31 are summarized as follows:

		2013	2012	2011
Fixed maturities		$9,023	$10,052	$11,016
Equity securities		2,166	2,121	1,738
Money market funds, Short-term and other		49	43	60
		11,238	12,216	12,814
Investment expenses		(2,468)	(2,286)	(2,085)
	Net investment income	$8,770	$9,930	$10,729

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2013	2012	2011
Fixed maturities:
Gross gains	$7,235	$3,860	$6,443
Gross losses	(4,371)	(3,961)	(6,805)
Net gains (losses)	2,864	(101)	(362)

Equity securities:
Gross gains	15,374	3,191	7,409
Gross losses	(2,718)	(1,131)	(2,960)
Net gains	12,656	2,060	4,449

Limited partnerships - net gain (loss)	7,995	7,052	(21,890)

Total net gains (losses)	$23,515	$9,011	$(17,803)

Shareholders' equity includes approximately $24,461, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2013.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2013	2012	2011

Cumulative charges to income at beginning of year	$7,773	$8,178	$7,604

Writedowns based on objective and subjective criteria	742	888	1,906
Recovery of prior writedowns upon sale or disposal	(1,745)	(1,293)	(1,332)
Net pre-tax realized gain (loss)	1,003	405	(574)

Cumulative charges to income at end of year	$6,770	$7,773	$8,178

Addition (reduction) to earnings per share from net
after-tax realized gain (loss)	$.04	$.02	$(.03)

Unrealized gain on investments previously written down at end of the year - see note below	$13,129	$8,158	$6,782

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

Note B – Investments (continued)

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $6,315 to various limited partnerships as of December 31, 2013.

The Company has invested a total of $23,000 in three limited partnerships, with an aggregate estimated value of $39,899 at December 31, 2013, that are managed by organizations in which three directors of the Company are executive officers, directors or owners.  The Company’s ownership interest in these limited partnerships ranges from 4% to 14%.  These limited partnerships added $1,154, $2,485 and ($18,673), net of fees, to investment gains (losses) in 2013, 2012 and 2011, respectively.  During 2013, 2012 and 2011, the Company has recorded management fees of $640, $650 and $793, respectively, and performance-based fees of $18, $0 and $0, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are employees or partial owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $2,760 and $19,427, respectively, at December 31, 2013.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and net fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $239, $186 and $174 during 2013, 2012 and 2011, respectively.

The Company’s limited partnerships include one significant investment which invests in public and private equity markets in India.  This limited partnership investment’s value as of December 31, 2013 and 2012 was $22,692 and $25,868, respectively.  At December 31, 2013, the Company’s estimated ownership interest in this limited partnership investment was approximately 4%.  The Company's share of earnings (losses) from this limited partnership investment was ($3,176), $2,404 and ($9,732) in 2013, 2012 and 2011, respectively.  The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2013	2012	2011
Total assets	$493,028	$641,071	$633,165
Total partners' capital	444,337	559,745	579,568
Net increase (decrease) in partners' capital resulting from operations	(64,550)	60,734	(266,314)

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $63,447 and $47,791 at December 31, 2013 and 2012, respectively.

Short-term investments at December 31, 2013 include $4,891 in time certificates of deposit by a Bermuda bank.

The Company’s fixed maturities are over 89% invested in investment grade fixed maturity investments.  The Company has a total of $20,324, representing 11 different investments, of fixed maturity investments which were originally issued with guarantees by three different third party insurance companies, with the largest exposure to a single investment being $4,035.  The average S&P credit rating of such investments, with consideration of the guarantee, is AA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $44,800 of fixed maturity investments (6.4% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments including catastrophe bonds and have a $662 net unrealized gain position at December 31, 2013.  As of December 31, 2013, the Company had committed funds totaling $12,000 related to two bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.
	2013	2012	2011
Reserves at the beginning of the year	$289,236	$290,092	$218,629

Provision for losses and loss expenses:
Claims occurring during the current year	156,264	147,963	225,251
Claims occurring during prior years	(5,563)	(9,875)	(9,696)
Total incurred	150,701	138,088	215,555

Loss and loss expense payments:
Claims occurring during the current year	47,908	44,941	71,699
Claims occurring during prior years	103,941	94,003	72,393
Total paid	151,849	138,944	144,092

Reserves at the end of the year	288,088	289,236	290,092

Reinsurance recoverable on unpaid losses at the end of the year	186,382	166,218	131,464
Reserves, gross of reinsurance
recoverable, at the end of the year	$474,470	$455,454	$421,556

The table above shows that a savings of $5,563 was developed during 2013 in the settlement of claims occurring on or before December 31, 2012 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2013	2012	2011

Property and casualty insurance	$(1,725)	$(7,111)	$(7,417)
Reinsurance	(3,838)	(2,764)	(2,279)
Totals	$(5,563)	$(9,875)	$(9,696)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s reinsurance business are established partially by the ceding reinsurers although the Company routinely adjusts such reserves if management determines that additional reserves could be necessary.  Accordingly, there is potential for fluctuations in loss developments related to reinsurance assumed to be more pronounced than those experienced on directly produced business which is reserved entirely by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2013 and 2012.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2013 and 2012, loss reserves have been reduced by approximately $5,885 and $6,118, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.  Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $8,115 and $7,839 at December 31, 2013 and 2012, respectively.

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

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2013	2012	2011	2013	2012	2011
Direct	$314,784	$284,200	$274,101	$313,842	$287,982	$270,002
Ceded on direct	(112,967)	(105,292)	(84,130)	(111,057)	(101,396)	(83,580)
Net direct	201,817	178,908	189,971	202,785	186,586	186,422

Assumed	54,692	57,086	60,425	52,783	53,191	60,061
Ceded on assumed	(2,825)	(2,316)	(1,913)	(2,825)	(2,316)	(1,913)
Net assumed	51,867	54,770	58,512	49,958	50,875	58,148

Net	$253,684	$233,678	$248,483	$252,743	$237,461	$244,570

Net losses and loss expenses incurred for 2013, 2012 and 2011 have been reduced by ceded reinsurance recoveries of approximately $107,321, $90,899, and $56,600, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company’s net direct business were not material.

Net losses and loss expenses incurred for 2013, 2012 and 2011 include approximately $20,014, $16,486, and $88,934, respectively, net of retrocessional recoveries of $20,000 during 2012, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31 are as follows:

	2013	2012
Case unpaid losses, net of valuation allowance	$133,484	$105,940
Incurred but not reported unpaid losses and loss expenses	52,157	59,421
Paid losses and loss expenses	4,126	2,506
Unearned premiums	5,801	7,324
	$195,568	$175,191

Note E - Income Taxes

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2013	2012
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$26,432	$19,098
Deferred acquisition costs	1,829	2,782
Salvage and subrogation	2,638	2,555
Limited partnership investments	2,612	1,554
Other	866	1,562
Total deferred tax liabilities	34,377	27,551

Deferred tax assets:
Loss and loss expense reserves	11,071	11,384
Unearned premiums discount	2,162	2,097
Other-than-temporary investment declines	2,053	2,733
Deferred compensation	880	734
Deferred ceding commission	1,018	1,700
Other	342	325
Total deferred tax assets	17,526	18,973

Net deferred tax liabilities	$(16,851)	$(8,578)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2013	2012	2011

Statutory federal income rate applied to pretax income (loss) $ 19,218		$16,312	$(15,851)
Tax effect of (deduction):
Tax-exempt investment income	(811)	(933)	(1,145)
Net reduction of tax positions	(116)	(693)	(174)
Other	31	1	56
Federal income tax expense (benefit)	$18,322	$14,687	$(17,114)

Federal income tax expense (benefit) consists of the following:
	2013	2012	2011
Taxes (credits) on pre-tax income (loss):
Current	$17,383	$10,819	$(8,205)
Deferred	939	3,868	(8,909)
	$18,322	$14,687	$(17,114)

Note E – Income Taxes (continued)

The components of the provision for deferred federal income taxes (credits) are as follows:

		2013	2012	2011
Limited partnerships		$1,058	$3,013	$(7,196)
Discounts of loss and loss expense reserves		313	(57)	(2,546)
Unearned premium discount		(65)	265	(30)
Deferred compensation		(146)	112	499
Other-than-temporary investment declines		680	169	(240)
Deferred acquisitions costs and ceding commission		(271)	(520)	(87)
Other		(630)	886	691
	Provision for deferred federal income tax (credits)	$939	$3,868	$(8,909)

Cash flows related to federal income taxes paid, net of refunds received, for 2013, 2012 and 2011 were $17,250, $3,661 and $2,859, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2013 or 2012.  As of December 31, 2013, the calendar years 2010 through 2013 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2013 or 2012.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2013, 2012 and 2011 were not material.

The table below reconciles the amount of unrecognized federal income taxes as of December 31, 2013 and 2012.  The amount has no impact on the Company’s effective tax rate and excludes interest, which is treated as income tax expense per the Company’s accounting policy.  During 2012, the Company decided it was no longer necessary to carry this amount as it was determined that the tax years to which uncertain tax positions related are now closed.

	2013	2012
Balance at January 1	$-	$6,000
Reductions for tax positions of the current year	-	-
Reductions for tax positions of prior years	-	(6,000)
Balance at December 31	$-	$-

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2011	2,623,109	$112	12,187,009	$520	$47,874
Restricted stock grants	-	-	38,339	2	877
Balance at December 31, 2011	2,623,109	112	12,225,348	522	48,751
Restricted stock grants	-	-	64,687	2	1,524
Balance at December 31, 2012	2,623,109	112	12,290,035	524	50,275
Restricted stock grants	-	-	14,156	1	319
Balance at December 31, 2013	2,623,109	$112	12,304,191	$525	$50,594

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.  The Company paid a total of $14,943, $14,886 and $14,846, or $1.00 per share, in dividends for the years 2013, 2012 and 2011, respectively.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

		2013	2012	2011
Amortization of gross deferred policy acquisition costs		$47,414	$41,957	$40,712
Other underwriting expenses		35,281	27,242	25,290
Expense allowances from reinsurers		(20,822)	(15,185)	(11,503)
	Total underwriting expenses	61,873	54,014	54,499

Operating expenses of non-insurance companies		23,488	23,416	18,829
	Total other operating expenses	$85,361	$77,430	$73,328

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the “Plan”) which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2013, 2012 and 2011 were $1,798, $1,539 and $1,452, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  No shares have ever been repurchased under the 1981 Plan.  At December 31, 2013, there were 124,099 shares (Class A) and 380,458 shares (Class B) outstanding which remain eligible for repurchase by the Company.

The Company maintains two stock option plans and one restricted stock unit plan which are described below.

Director Option Plan:

Under the Director Option Plan (the “Director Plan”), which is shareholder approved, the Company has reserved 300,000 shares of Class B common stock for the granting of discounted and market value options to non-employee directors.  Approximately 167,000 shares of Class B common stock are available for future grants.  No options were granted to directors during the three year period ended December 31, 2013.  Additionally, no discounted options were outstanding or exercised at any time during this three year period.  Accordingly, no compensation cost was charged against income for the Director Plan for 2013, 2012 and 2011.

Note I - Stock Purchase and Option Plans (continued)

Employee Option Plan:

Under the Employee Option Plan (the “Employee Plan”), which is shareholder approved, the Company has reserved 1,125,000 shares of Class B common stock for the granting of discounted and market value options to employees.  Approximately 259,000 shares of Class B common stock are available for future grants.  No options were granted to employees during the three year period ended December 31, 2013.  Additionally, no options were outstanding or exercised at any time during this period.  Accordingly, no compensation cost was charged against income for the Employee Plan for 2013, 2012 and 2011.

The Company's policy is to issue new shares to satisfy share option exercises.

Restricted Stock:

Each year, beginning in 2009, the Company has issued shares of class B restricted stock to the Company’s outside directors.  The shares serve as the annual retainer compensation for the outside directors for the periods shown below.  The shares are distributed on the vesting date and have a total value of $440 for each of the annual periods.  The table below provides detail of the stock issuances for 2013, 2012 and 2011:

Effective	Number of Shares	Vesting		Value
Date	Issued	Date	Period	Per Share

5/10/2011	19,558	5/10/2012	7/1/2011 - 6/30/2012	$22.50

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Director compensation cost associated with restricted stock grants of $440 was charged against income for the restricted stock units for 2013, 2012 and 2011.

Effective February 4, 2013, the Company issued 52,389 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent a portion of the calendar year 2012 compensation to certain executives under the terms of the Company’s Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.69 per share representing a total value of $1,241.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 4, 2014, the Company issued 45,678 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent a portion of the calendar year 2013 compensation to certain executives under the terms of the Company’s Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.81 per share representing a total value of $1,088.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

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

The following table provides certain profit and loss information for each reportable segment for the years ended

December 31:

		2013	2012	2011
Direct and assumed premium written:
Property and casualty insurance		$314,784	$284,200	$274,101
Reinsurance		54,692	57,086	60,425
	Totals	$369,476	$341,286	$334,526

Net premium earned:
Property and casualty insurance		$202,785	$186,586	$186,422
Reinsurance		49,958	50,875	58,148
	Totals	$252,743	$237,461	$244,570

Underwriting gain (loss):
Property and casualty insurance		$25,558	$23,491	$19,646
Reinsurance		12,278	20,567	(45,113)
	Totals	$37,836	$44,058	$(25,467)

The following table reconciles reportable segment profits to the Company’s consolidated income (loss) before federal income taxes:

		2013	2012	2011
Profit:
Underwriting gain (loss)		$37,836	$44,058	$(25,467)
Net investment income		8,770	9,930	10,729
Net realized gains (losses) on investments		23,515	9,011	(17,803)
Corporate expenses		(15,211)	(16,393)	(12,748)
	Income (loss) before federal income taxes	$54,910	$46,606	$(45,289)

Note J - Reportable Segments (continued)

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc. (“FedEx Ground”) and certain of its subsidiaries and related entities represents approximately $15,615, $19,052 and $23,347 of the Company’s consolidated direct and assumed premium written in 2013, 2012 and 2011, respectively.

An additional $177,389, $146,447 and $129,508 for 2013, 2012 and 2011, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer but is not dependent upon the direct business with this customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2013	2012	2011

Average share outstanding for basic earnings per share	14,906,416	14,838,767	14,818,354

Dilutive effect of share equivalents	17,345	29,482	-

Average shares outstanding for diluted earnings per share	14,923,761	14,868,249	14,818,354

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

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2013, the Company held collateral in the aggregate amount of $223,232.

Note L - Concentrations of Credit Risk (Continued)

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 30% of shareholders' equity at December 31, 2013.

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $253,112 at December 31, 2013.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers were $62,812 and $50,050 at December 31, 2013, of which the Company holds an equal amount of collateral and offsetting balances.

Investments in limited partnerships include an aggregate of $39,899 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon Aegir Fund which are managed by organizations in which three directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies for a cash purchase price of $3,500.  The acquisition is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheets and has recorded amortization of intangible assets of $17, $28 and $35 during 2013, 2012, and 2011, respectively.  Accumulated amortization on intangible assets was $175 and $158 as of December 31, 2013 and 2012, respectively.

Note N – Debt

The Company maintains a revolving line of credit with a $30,000 limit, with an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of December 31, 2013 and 2012.  At December 31, 2013, the effective interest rate was 1.06%.  The Company has $20,000 remaining unused under the line of credit at December 31, 2013.  The current outstanding borrowings were used principally for general corporate purchases.

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

As of December 31, 2013:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$113,389	$113,389	$-	$-
Residential mortgage-backed securities	13,252	-	13,252	-
Commercial mortgage-backed securities	28,565	-	28,565	-
State and municipal obligations	115,250	-	115,250	-
Corporate securities	134,635	-	134,635	-
Options embedded in convertible securities	2,580	-	2,580	-
Foreign government obligations	23,879	-	23,879	-
Total fixed maturities	431,550	113,389	318,161	-
Equity securities:
Financial institutions	18,850	18,850	-	-
Industrial & miscellaneous	126,978	126,978	-	-
Total equity securities	145,828	145,828	-	-
Short term	4,891	4,891	-	-
Cash equivalents	52,002	-	52,002	-
Total	$634,271	$264,108	$370,163	$-

As of December 31, 2012:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$70,742	$70,742	$-	$-
Residential mortgage-backed securities	25,040	-	25,040	-
Commercial mortgage-backed securities	11,828	-	11,828	-
State and municipal obligations	194,865	-	194,865	-
Corporate securities	118,945	-	107,263	11,682
Options embedded in convertible securities	1,651	-	1,651	-
Foreign government obligations	22,598	-	22,598	-
Total fixed maturities	445,669	70,742	363,245	11,682
Equity securities:
Financial institutions	12,394	12,394	-	-
Industrial & miscellaneous	95,188	95,188	-	-
Total equity securities	107,582	107,582	-	-
Short term	4,201	4,201	-	-
Cash equivalents	64,450	-	64,450	-
Total	$621,902	$182,525	$427,695	$11,682

Note O – Fair Value (continued)

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of a portfolio of insurance-linked securities.  The insurance-linked securities are valued using the average of estimated market quotes from multiple insurance-linked securities brokers.  The broker quotes include Level 3 inputs which are significant to the valuation of the insurance-linked securities. There were no Level 3 sale and no transfers into Level 3 during 2013 or 2012.  Increased market availability to quality market pricing of insurance-linked securities resulted in transfers out of Level 3 of all insurance-linked securities during 2013.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2013	2012
Beginning of period balance	$11,682	$17,050
Total gains or losses (realized or unrealized)
included in income	1,017	1,653
Purchases	1,258	400
Settlements	(6,698)	(7,421)
Transfers out of Level 3	(7,259)	-
End of period balance	$-	$11,682

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2013, 2012 and 2011.

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

Note O – Fair Value (continued)

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership’s equity.   The underlying assets of the Company’s investments in limited partnerships are carried primarily at fair value, and, therefore, the Company’s carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level III.

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2013 and 2012 is as follows:

2013:	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$68,988	$-	$-	$68,988	$68,988

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

2012:
Assets:
Limited partnerships	$59,954	$-	$-	$59,954	$59,954

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
	2013					2012
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$61,098	$61,775	$64,448	$65,422		$61,551	$59,655	$54,853	$61,402
Net investment income	2,410	1,985	2,192	2,183		2,422	2,431	2,343	2,734
Net gains (losses) on investments	14,347	719	1,430	7,019		5,381	(5,453)	8,781	302
Losses and loss expenses incurred	34,533	38,343	36,967	40,858		34,904	33,739	30,477	38,970

Net income	14,943	4,907	7,771	8,967		11,506	4,050	11,687	4,676

Net income per share - diluted	$1.00	$.33	$.52	$.60		$.78	$.27	$.78	$.31

Note Q - Statutory

Net income (loss) of the insurance subsidiaries, all of which are wholly owned, as determined in accordance with statutory accounting practices, was $30,886, $29,262 and ($19,120) for 2013, 2012 and 2011, respectively.  Consolidated statutory capital and surplus for these subsidiaries was $377,209 and $338,857 at December 31, 2013 and 2012, respectively, of which $60,628 may be transferred by dividend or loan to the parent company during calendar year 2014 with proper notification to, but without approval from, regulatory authorities.  An additional $223,086 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities, although it is unlikely that transfers of this size would be practical.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital (“RBC”)requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.    At December 31, 2013 the minimum statutory capital and surplus requirements of the insurance subsidiaries was $92,111.  Actual consolidated statutory capital and surplus at December 31, 2013 exceeded this requirement by $283,714, which equals to  410% of minimum RBC.

Note R - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2013, 2012 and 2011 was $1,324, $1,506 and $1,483, respectively.  At December 31, 2013, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2014	$164
2015	144
2016	138
2017	106
2018	-
Thereafter	-
Total minimum payments required	$552

Note S – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2013	2012
Investments:
Total unrealized gain before federal income taxes	$75,521	$54,565
Deferred tax liability	(26,432)	(19,098)
Net unrealized gains on investments	49,089	35,467

Foreign exchange adjustment:
Total unrealized gains	2,155	3,039
Deferred tax liability	(754)	(1,063)
Net unrealized gains on foreign exchange adjustment	1,401	1,976

Accumulated other comprehensive income	$50,490	$37,443

Note S – Accumulated Other Comprehensive Income (continued)

Other comprehensive income (loss) reclassification adjustments for the years ended December 31 are as follows:

	2013	2012	2011
Investments:
Pre-tax holding gains (losses) on debt and equity
securities arising during period	$36,477	$15,612	$(7,146)
Less: applicable federal income taxes (credits)	12,766	5,464	(2,501)
	23,711	10,148	(4,645)

Pre-tax gains on debt and equity securities
included in net income during period	15,520	1,959	4,088
Less: applicable federal income taxes	5,431	686	1,431
	10,089	1,273	2,657

Change in unrealized gains (losses) on investments	$13,622	$8,875	$(7,302)

Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2013	2012	2011

Beginning accumulated other comprehensive income	$37,443	$28,351	$35,883
Change in foreign exchange adjustment	(575)	217	(230)
Change in unrealized net gains (losses) on investments	13,622	8,875	(7,302)
Ending accumulated other comprehensive income	$50,490	$37,443	$28,351

	2013	2012	2011

Beginning retained earnings	$258,358	$241,325	$284,346
Net income (loss)	36,588	31,919	(28,175)
Dividends	(14,943)	(14,886)	(14,846)
Ending retained earnings	$280,003	$258,358	$241,325

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2013, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting the Company to material information required to be disclosed in reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or reasonably likely to materially affect, the internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 7, 2014

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

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2013:

Name	Age	Title	Served in Such Capacity Since
Joseph J. DeVito	62	CEO, President and COO	2010 (1)
Gary W. Miller	73	Executive Chairman	2010 (2)
G. Patrick Corydon	65	Executive Vice President and CFO	1979 (3)
Mark L. Bonini	54	Executive Vice President	2011 (4)
Craig C. Morfas	54	Executive Vice President and Secretary	2012 (5)

(1)  Mr. DeVito was elected Chief Executive Officer in December, 2010.  He previously served as President and Chief Operating Officer from 2007 until 2010 and has served in various capacities since 1981.

(2) Mr. Miller was elected Executive Chairman in December, 2010. He was previously Chairman and CEO from 1997 until 2010 and has served in various capacities since 1965.

(3) Mr. Corydon was elected Executive Vice President in 2008 and has served as CFO since 1979.

(4) Mr. Bonini was elected Executive Vice President in February, 2011. He previously served as Vice President of the Company from 2001 until 2011 and has served in various capacities since 1985.

(5) Mr. Morfas was elected Executive Vice President in February, 2012. He served as Vice President and Secretary of the Company from 2008 until 2012 and has served in various capacities since1986.

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

Consolidated Balance Sheets - December 31, 2013 and 2012
Consolidated Statements of Operations - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows - Years ended December 31, 2013, 2012 and 2011
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
Baldwin & Lyons, Inc. Restated Employee Discounted Stock Option Plan.  (Incorporated as an exhibit by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010)
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(14) (Code of ethics)	EXHIBIT 14-- Code of Business Conduct of Baldwin & Lyons, Inc. (Incorporated as an exhibit by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32-- Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2013 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 73 through 79 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2013

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	113,348	113,389	113,389
Mortgage-backed securities	40,464	41,817	41,817
State and municipal obligations	115,278	115,250	115,250
Foreign government obligations	23,689	23,879	23,879
Corporate securities	136,991	137,215	137,215
Total fixed maturities	429,770	431,550	431,550

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	72,087	145,828	145,828
Total equity securities	72,087	145,828	145,828

Limited partnerships	68,988	68,988	68,988

Short-term:
Certificates of deposit	4,891	4,891	4,891
Total short-term and other	4,891	4,891	4,891

Total investments	$575,736	$651,257	$651,257

(A) Investments presented above do not include $52,002 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2013	2012
Assets
Investment in subsidiaries	$398,008	$362,450
Due from affiliates	2,465	2,719
Investments other than subsidiaries:
Fixed maturities	11,093	11,073
Limited partnerships	248	255
	11,341	11,328
Cash and cash equivalents	9,848	12,143
Accounts receivable	7,075	8,033
Other assets	13,453	7,216
Total assets	$442,190	$403,889
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$30,004	$29,652
Deposits from insureds	16,307	15,489
Notes payable to bank	10,000	10,000
Other liabilities	4,155	2,036
	60,466	57,177
Shareholders' equity:
Common stock:
Class A	112	112
Class B	525	524
Additional paid-in capital	50,594	50,275
Unrealized net gains on investments	49,089	35,467
Foreign exchange adjustment	1,401	1,976
Retained earnings	280,003	258,358
	381,724	346,712

Total liabilities and shareholders' equity	$442,190	$403,889

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2013	2012	2011
Revenue:
Commissions and service fees	$21,597	$20,753	$20,974
Dividends from subsidiaries	15,000	14,000	14,000
Net investment income	54	48	100
Net realized gains (losses) on investments	(11)	(49)	67
Other	41	24	98
	36,681	34,776	35,239
Expenses:
Salary and related items	15,965	15,410	12,281
Other	6,633	7,098	5,550
	22,598	22,508	17,831
Income before federal income taxes
and equity in undistributed
income of subsidiaries	14,083	12,268	17,408
Federal income tax (benefit)	(348)	(629)	1,004
	14,431	12,897	16,404
Equity in undistributed income (loss)
of subsidiaries	22,157	19,022	(44,579)

Net income (loss)	$36,588	$31,919	$(28,175)

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2013	2012	2011

Net cash provided by operating activities	$15,125	$20,735	$13,255

Investing activities:
Purchases of long-term investments	(10,322)	(8,944)	(10,025)
Sales or maturities of long-term investments	9,982	8,902	9,704
Decrease in notes receivable from employees	-	1,252	106
Distributions from limited partnerships	-	-	444
Net disposals (purchases) of property and equipment	(1,775)	(834)	(622)
Other	(362)	228	128
Net cash provided by (used in) investing activities	(2,477)	604	(265)

Financing activities:
Dividends paid to shareholders	(14,943)	(14,886)	(14,846)
Repayment on line of credit	-	-	(5,000)
Net cash used in financing activities	(14,943)	(14,886)	(19,846)
Increase (decrease) in cash and cash equivalents	(2,295)	6,453	(6,856)
Cash and cash equivalents at beginning of year	12,143	5,690	12,546
Cash and cash equivalents at end of year	$9,848	$12,143	$5,690

Note to Condensed Financial Statements -- Basis of Presentation
The Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition.  The Company's share of net income of its subsidiaries is included in income using the equity method.  These financial statements should be read in conjunction with the Company's consolidated financial statements.

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Acquisition	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2013	$ 2,319	$ 474,470	$ 36,693	$ 0	$ 252,743	$ 8,770	$ 150,701	$ 47,414	$ 14,459	$ 253,684

2012	3,091	455,454	37,273	0	237,461	9,930	138,088	41,957	12,057	233,678

2011	4,578	421,556	39,919	0	244,570	10,729	215,555	40,712	13,786	248,483

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

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2013	$313,842	$113,882	$52,783	$252,743	19.8

2012	287,982	103,712	53,191	237,461	21.4

2011	270,002	85,493	60,061	244,570	23.8

Note:  Included in Ceded to Other Companies is $2,825, $2,316 and $1,913 for 2013, 2012 and 2011, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2013	$2,319	$474,470	$5,885	$36,693	$252,743	$8,770	$156,264	$(5,563)	$47,414	$151,849	$253,684
2012	3,091	455,454	6,118	37,273	237,461	9,930	147,964	(9,875)	41,957	138,945	233,678
2011	4,578	421,556	6,642	39,919	244,570	10,729	225,251	(9,696)	40,712	144,092	248,483

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

BALDWIN & LYONS, INC.

March 7, 2014	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 7, 2014	By /s/ Gary W. Miller
Gary W. Miller, Director and Executive Chairman

March 7, 2014	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 7, 2014	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

March 7, 2014	By /s/ Stuart D. Bilton (*)
Stuart D. Bilton, Director

March 7, 2014	By /s/ Otto N. Frenzel IV (*)
Otto N. Frenzel IV, Director

March 7, 2014	By /s/ John M. O'Mara (*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 7, 2014	By /s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 7, 2014	By /s/ John Pigott (*)
John Pigott, Director

March 7, 2014	By /s/ Kenneth D. Sacks (*)
Kenneth D. Sacks, Director

March 7, 2014	By /s/ Nathan Shapiro (*)
Nathan Shapiro, Director

March 7, 2014	By /s/ Norton Shapiro (*)
Norton Shapiro, Director

March 7, 2014	By /s/ Robert Shapiro (*)
Robert Shapiro, Director

March 7, 2014	By /s/ Steven A. Shapiro (*)
Steven A. Shapiro, Director

March 7, 2014	By /s/ John D. Weil (*)
John D. Weil, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2013

BALDWIN & LYONS, INC.

CARMEL, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2013

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
N/A
EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	N/A

INDEX TO EXHIBITS (CONTINUED)
Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 14-- Code of Business Conduct, as amended May 3, 2005 (Incorporated as an exhibit by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	85
EXHIBIT 23-- Consent of Ernst & Young LLP	86

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	88 - 89
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	90 and 91
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	92 and 93
EXHIBIT 32.1-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	94