Form 10-Q
period 2014-03-31
BALDWIN & LYONS INC
filed 2014-05-08
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                       For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                      March 31, 2014                                                                                                   0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2014:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,354,396

Index to Exhibits located on page 25.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2014	2013
Assets
Investments:
Fixed maturities	$434,042	$431,550
Equity securities	152,829	145,828
Limited partnerships	71,908	68,988
Short-term	5,095	4,891
	663,874	651,257

Cash and cash equivalents	65,016	59,297
Accounts receivable	100,362	100,830
Reinsurance recoverable	199,783	195,568
Other assets	55,747	62,204
Current federal income taxes	823	3,114
	$1,085,605	$1,072,270

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$480,425	$474,470
Reserves for unearned premiums	35,479	36,693
Short-term borrowings	10,000	10,000
Accounts payable and accrued expenses	149,060	152,532
Deferred federal income taxes	20,430	16,851
	695,394	690,546
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2014 - 2,623,109; 2013 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2014 - 12,354,396; 2013 - 12,304,191	527	525
Additional paid-in capital	51,789	50,594
Unrealized net gains on investments	54,272	49,089
Foreign exchange adjustment	900	1,401
Retained earnings	282,611	280,003
	390,211	381,724
	$1,085,605	$1,072,270

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31
	2014	2013
Revenues
Net premiums earned	$63,842	$61,098
Net investment income	2,294	2,410
Commissions and other income	1,355	1,383
Net realized gains on investments, excluding
impairment losses	4,175	14,353
Total other-than-temporary impairment losses on investments	(105)	(6)
Net realized gains on investments	4,070	14,347
	71,561	79,238

Expenses
Losses and loss expenses incurred	39,289	34,533
Other operating expenses	22,833	22,026
	62,122	56,559
Income before federal income taxes	9,439	22,679
Federal income taxes	3,078	7,736
Net income	$6,361	$14,943

Per share data:
Basic and diluted earnings	$.42	$1.00

Dividends paid to shareholders	$.25	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,947	14,878
Dilutive effect of share equivalents	28	33
Average shares outstanding - diluted	14,975	14,911

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31
	2014	2013

Net income	$6,361	$14,943

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized net gains arising during the period	5,834	7,803
Less: reclassification adjustment for net gains
included in net income	(651)	(6,912)
	5,183	891

Foreign currency translation adjustments	(501)	(186)

Other comprehensive income	4,682	705

Comprehensive income	$11,043	$15,648

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2014	2013

Net cash provided by operating activities	$9,160	$12,304
Investing activities:
Purchases of available-for-sale investments	(104,263)	(92,439)
Proceeds from sales or maturities
of available-for-sale investments	108,087	113,044
Net sales (purchases) of short-term investments	(203)	461
Other investing activities	(2,808)	(16,678)
Net cash provided by investing activities	813	4,388
Financing activities:
Dividends paid to shareholders	(3,753)	(3,777)
Net cash used in financing activities	(3,753)	(3,777)

Effect of foreign exchange rates on cash and cash equivalents	(501)	(186)

Increase in cash and cash equivalents	5,719	12,729
Cash and cash equivalents at beginning of period	59,297	71,549
Cash and cash equivalents at end of period	$65,016	$84,278

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at March 31, 2014 and December 31, 2013:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2014
Fixed maturities
U.S. government obligations	$121,426	$121,413	$117	$(104)	$13
Residential mortgage-backed securities	16,741	15,302	1,520	(81)	1,439
Commercial mortgage-backed securities	25,561	25,217	479	(135)	344
States and municipal obligations	115,378	115,054	617	(293)	324
Corporate securities	127,715	126,937	3,255	(2,477)	778
Foreign government obligations	27,221	27,033	467	(279)	188
Total fixed maturities	434,042	430,956	6,455	(3,369)	3,086
Equity securities:
Financial institutions	19,376	7,770	11,606	-	11,606
Industrial & miscellaneous	133,453	64,649	69,026	(222)	68,804
Total equity securities	152,829	72,419	80,632	(222)	80,410
Total	$586,871	$503,375	$87,087	$(3,591)	83,496

				Applicable federal income taxes	(29,224)

				Net unrealized gains - net of tax	$54,272

December 31, 2013
Fixed maturities
U.S. government obligations	$113,389	$113,348	$81	$(40)	$41
Residential mortgage-backed securities	13,252	12,058	1,334	(140)	1,194
Commercial mortgage-backed securities	28,565	28,406	308	(149)	159
State and municipal obligations	115,250	115,278	407	(435)	(28)
Corporate securities	137,215	136,991	3,207	(2,983)	224
Foreign government obligations	23,879	23,689	588	(398)	190
Total fixed maturities	431,550	429,770	5,925	(4,145)	1,780
Equity securities:
Financial institutions	18,850	7,780	11,171	(101)	11,070
Industrial & miscellaneous	126,978	64,307	63,009	(338)	62,671
Total equity securities	145,828	72,087	74,180	(439)	73,741
Total	$577,378	$501,857	$80,105	$(4,584)	75,521

				Applicable federal income taxes	(26,432)

				Net unrealized gains - net of tax	$49,089

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2014 and December 31, 2013, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2014			December 31, 2013
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	369	$114,779	$(2,339)	451	$123,145	$(3,105)
Greater than 12 months	69	16,018	(1,030)	53	18,249	(1,040)
Total fixed maturities	438	130,797	(3,369)	504	141,394	(4,145)

Equity securities:
12 months or less	12	2,401	(221)	10	1,682	(204)
Greater than 12 months	1	19	(1)	2	1,980	(235)
Total equity securities	13	2,420	(222)	12	3,662	(439)
Total fixed maturity and equity securities	451	$133,217	$(3,591)	516	$145,056	$(4,584)

The fair value and the cost or amortized costs of fixed maturity investments at March 31, 2014, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$98,307	$98,690
Excess of one year to five years	193,827	193,119
Excess of five years to ten years	56,991	56,364
Excess of ten years	7,891	7,232
Contractual maturities	357,016	355,405
Asset-backed securities	77,026	75,551
Total	$434,042	$430,956

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended
	March 31
	2014	2013
Fixed maturities:
Gross gains	$1,839	$1,419
Gross losses	(1,226)	(1,337)
Net realized gains	613	82

Equity securities:
Gross gains	741	11,712
Gross losses	(352)	(1,160)
Net realized gains	389	10,552

Limited partnerships - net gain	3,068	3,713

Totals	$4,070	$14,347

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2014	2013

Realized net gains on the disposal of securities	$1,195	$9,244
Mark-to-market adjustment	(200)	210
Equity in gains of limited partnership
investments - realized and unrealized	3,068	3,713
Impairment:
Write-downs based upon objective criteria	(105)	(6)
Recovery of prior write-downs
upon sale or disposal	112	1,186

Totals	$4,070	$14,347

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter ending March 31, 2014 includes an estimated $3,859 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at March 31, 2014 includes approximately $11,322 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at March 31, 2014 includes approximately $26,455, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

As of March 31, 2014, the Company had committed funds totaling $20,000 related to three bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2014 and 2013 comparative periods.

	2014	2013
Quarter ended March 31:
Premiums ceded to reinsurers	$32,126	$27,012
Losses and loss expenses
ceded to reinsurers	18,457	22,134
Commissions from reinsurers	5,680	4,037

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Reinsurance segment accepts professional liability cessions from other insurance companies.  In addition, the Reinsurance segment accepts property cessions from other insurance companies as well as retrocessions from carefully chosen reinsurance companies, principally reinsuring against catastrophes.

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

	2014			2013
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended March 31:

Property and Casualty Insurance	$82,924	$51,459	$5,342	$70,189	$47,860	$5,234
Reinsurance	11,830	12,383	1,888	13,702	13,238	4,770

Totals	$94,754	$63,842	$7,230	$83,891	$61,098	$10,004

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended
	March 31
	2014	2013
Profit:
Segment profit	$7,230	$10,004
Net investment income	2,294	2,410
Net gains on investments	4,070	14,347
Corporate expenses and other	(4,155)	(4,082)
Income before federal income taxes	$9,439	$22,679

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $10,000 as of March 31, 2014 and December 31, 2013.  At March 31, 2014, the effective interest rate was 1.55%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2014.

(6) Taxes:

As of March 31, 2014, the Company’s calendar years 2010 through 2013 remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$121,426	$121,426	$-	$-
Residential mortgage-backed securities	16,741	-	16,741	-
Commercial mortgage-backed securities	25,561	-	25,561	-
State and municipal obligations	115,378	-	115,378	-
Corporate securities	124,978	-	124,978	-
Options embedded in convertible securities	2,737	-	2,737	-
Foreign government obligations	27,221	-	27,221	-
Total fixed maturities	434,042	121,426	312,616	-
Equity securities:
Financial institutions	19,376	19,376	-	-
Industrial & miscellaneous	133,453	133,453	-	-
Total equity securities	152,829	152,829	-	-
Short term	5,095	5,095	-	-
Cash equivalents	61,497	-	61,497	-
	$653,463	$279,350	$374,113	$-

As of December 31, 2013:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$113,389	$113,389	$-	$-
Residential mortgage-backed securities	13,252	-	13,252	-
Commercial mortgage-backed securities	28,565	-	28,565	-
State and municipal obligations	115,250	-	115,250	-
Corporate securities	134,635	-	134,635	-
Options embedded in convertible securities	2,580	-	2,580	-
Foreign government obligations	23,879	-	23,879	-
Total fixed maturities	431,550	113,389	318,161	-
Equity securities:
Financial institutions	18,850	18,850	-	-
Industrial & miscellaneous	126,978	126,978	-	-
Total equity securities	145,828	145,828	-
Short term	4,891	4,891	-	-
Cash equivalents	52,002	-	52,002	-
	$634,271	$264,108	$370,163	$-

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Insurance-linked securities:  During the fourth quarter of 2013, the Company determined that insurance-linked securities have adequate quoted market prices.  Therefore, the insurance-linked securities were transferred to Level 2.  They were previously classified as Level 3.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2014 and for the year ended December 31, 2013:

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

	2014	2013
Beginning of period balance	$-	$11,682
Total gains or losses (realized or unrealized)
included in income	-	1,017
Purchases	-	1,258
Settlements	-	(6,698)
Transfers out of level 3		(7,259)
End of period balance	$-	$-

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2014
Assets: Limited partnerships	$71,908	$-	$-	$71,908	$71,908
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

December 31, 2013
Assets: Limited partnerships	68,988	-	-	68,988	68,988
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

(8) Restricted Stock:

The Company grants shares of class B restricted stock to the Company’s outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $440 for each of the annual periods presented.  The table below provides detail of the stock issuances for 2013 and 2014:

Effective	Number of Shares	Vesting	Service	Value
Date	Issued	Date	Period	Per Share

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Effective February 4, 2014, the Company issued 45,678 shares of class B restricted stock to certain of the Company’s executives as a portion of compensation to certain executives under the Company’s 2013 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.81 per share representing a total value of $1,088.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the 2013 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the quarter ending March 31, 2014:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,401	$49,089	$50,490

Other comprehensive income
before reclassifications	(501)	5,834	5,333

Amounts reclassified from
accumulated other
comprehensive income	-	(651)	(651)

Net current-period other
comprehensive income	(501)	5,183	4,682

Ending balance	$900	$54,272	$55,172

 (11) Subsequent Events:

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred during the period which require recognition or disclosure.

 ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than 33% of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products.

For the first three months of 2014, the Company produced positive cash flow from operations totaling $9.2 million, which compares to positive cash flow from operations of $12.3 million generated during the first three months of 2013.  The decrease in cash flow from the 2013 period is primarily due to a small reduction in deposits from insureds and from the timing of operating expense payments in 2014 compared to the prior year.  The Company has achieved positive cash flow in 18 of the past 19 quarters averaging $12.7 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.78 years at March 31, 2014, which is shorter than the average life of the Company’s liabilities.

Financing activity for the first three months of 2014 included regular dividend payments to shareholders of $3.8 million ($.25 per share).

The Company’s assets at March 31, 2014 included $61.5 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $102.6 million of fixed maturity investments (at par) will mature within the twelve-month period following March 31, 2014.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2014, $64.1 million may be transferred by dividend or loan to the parent company during the remainder of 2014 without approval by, or prior notification to, regulatory authorities.  An additional $226.4 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $4.2 million at March 31, 2014.

The Company’s annualized net premium writing to surplus ratio for the first three months of 2014 was approximately 66%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2014 to First Quarter, 2013

Direct and assumed premiums written during the first quarter of 2014 increased $10.9 million (12.9%), while net premiums earned increased $2.7 million (4.5%), as compared to the same period of 2013.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 18.1% and an increase in earned premiums of 7.5% while the Reinsurance segment reported a decrease in premium written of 13.7% and a decrease in premium earned of 6.5%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by a significant increase in premium from the Company’s core fleet transportation products.  The increases were partially offset by a reduction in professional liability volume.  The disproportionate impact of the changes on premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in ceding rates on the mix of business inforce.  The decreases from the Reinsurance segment relates to the continued impact of strategic reduction in global property catastrophe risk exposure begun in 2012 and continuing with the termination of the final international retrocession effective January 1, 2014.  The following table provides information regarding premiums written and earned for each segment for the quarter ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2014

Property & Casualty Insurance	$82,924	$52,005	$51,459
Reinsurance	11,830	11,494	12,383

Totals	$94,754	$63,499	$63,842

2013

Property & Casualty Insurance	$70,189	$45,465	$47,860
Reinsurance	13,702	13,040	13,238

Totals	$83,891	$58,505	$61,098

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 37.3% of premium written for the current quarter compared to 35.2% in the 2013 first quarter, with the increase associated with changes in the mix of premium earned.  There were no significant changes in the Company’s reinsurance treaty terms during the quarter.

Net investment income, before tax, during the first quarter of 2014 was 5% lower than the first quarter of 2013 due primarily to lower available interest rates for bonds.  With changes in the mix of investments, after tax yields declined 2.5% from the 2013 first quarter.  A portion of this decrease relates to the redeployment of certain invested assets into portfolios which emphasize the generation of realized gains rather than interest income.

The first quarter 2014 net realized investment gains of $4.1 million resulted primarily from $3.1 million in gains reported from limited partnerships and an additional $1.2 million in gains from direct trading, partially offset by $0.2 million in losses reported from mark-to-market adjustments.  Comparative first quarter 2013 overall net realized investment gains were $14.3 million, consisting primarily of $9.2 million in gains from direct trading and $3.7 million in gains from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2014 increased $4.8 million (13.8%).  The loss ratios for each segment were as follows:

	2014	2013
Property and Casualty Insurance	66.9%	65.7%
Reinsurance	39.4	23.2
Total	61.5	56.5

The increase in loss ratio for the Property and Casualty Insurance segment primarily relates to the Company’s professional liability products.  The increase in the Reinsurance segment loss ratio reflects the normal variation in property reinsurance losses with the first quarter of 2013 representing extraordinarily favorable results.

Other operating expenses, for the first quarter of 2014, increased $0.8 million, or 3.7%, from the first quarter of 2013.  The ratio of consolidated other operating expenses to operating revenue was 33.8% during the first quarter of 2014 compared to 33.9% for the 2013 first quarter.

The effective federal tax rate on consolidated income for the first quarter of 2014 was 32.6%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and principally lower realized gains on investments, net income decreased $8.6 million during the first quarter of 2014 as compared to the 2013 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2013.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2014, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $195 million.  Of this total, approximately $51 million (26%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At March 31, 2014, limited partnership investments include approximately $41.1 million consisting of two partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2013.

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

                                          BALDWIN & LYONS, INC.

Date     May 8, 2014                                                                By   /s/ Joseph J. DeVito
Joseph J. DeVito, CEO and President

Date     May 8, 2014                                                                By  /s/ G. Patrick Corydon
G. Patrick Corydon,
Executive Vice President – Finance
(Principal Financial and
  Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2014

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