Form 10-Q
period 2014-06-30
BALDWIN & LYONS INC
filed 2014-08-07
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                                                     June 30, 2014                                                                                                     0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2014:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,347,771

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	June 30	December 31
	2014	2013
Assets
Investments:
Fixed maturities	$429,460	$431,550
Equity securities	160,926	145,828
Limited partnerships	78,892	68,988
Short-term	3,162	4,891
	672,440	651,257

Cash and cash equivalents	75,715	59,297
Accounts receivable	105,115	100,830
Reinsurance recoverable	208,737	195,568
Other assets	61,515	62,204
Current federal income taxes	69	3,114
	$1,123,591	$1,072,270

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$494,132	$474,470
Reserves for unearned premiums	36,561	36,693
Short-term borrowings	20,000	10,000
Accounts payable and accrued expenses	148,248	152,532
Deferred federal income taxes	23,509	16,851
	722,450	690,546
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2014 - 2,623,109; 2013 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2014 - 12,347,771; 2013 - 12,304,191	527	525
Additional paid-in capital	51,634	50,594
Unrealized net gains on investments	59,389	49,089
Foreign exchange adjustment	1,271	1,401
Retained earnings	288,208	280,003
	401,141	381,724
	$1,123,591	$1,072,270

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenues
Net premiums earned	$62,905	$61,775	$126,747	$122,873
Net investment income	2,090	1,985	4,383	4,395
Commissions and other income	1,732	1,539	3,087	2,922
Net realized gains on investments, excluding
impairment losses	8,089	787	12,264	15,140
Total other-than-temporary impairment losses on investments	-	(68)	(105)	(74)
Net realized gains on investments	8,089	719	12,159	15,066
	74,816	66,018	146,376	145,256

Expenses
Losses and loss expenses incurred	40,282	38,343	79,571	72,876
Other operating expenses	20,497	20,413	43,329	42,439
	60,779	58,756	122,900	115,315
Income before federal income taxes	14,037	7,262	23,476	29,941
Federal income taxes	4,697	2,355	7,775	10,091
Net income	$9,340	$4,907	$15,701	$19,850

Per share data:
Basic and diluted earnings	$.62	$.33	$1.05	$1.33

Dividends paid to shareholders	$.25	$.25	$.50	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,967	14,910	14,957	14,894
Dilutive effect of share equivalents	4	8	14	24
Average shares outstanding - diluted	14,971	14,918	14,971	14,918

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Net income	$9,340	$4,907	$15,701	$19,850

Other comprehensive income, net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	6,994	(1,024)	12,829	6,779
Less: reclassification adjustment for net gains (losses)
included in net income	1,877	1,296	2,529	8,208
	5,117	(2,320)	10,300	(1,429)

Foreign currency translation adjustments	371	(294)	(130)	(481)

Other comprehensive income (loss)	5,488	(2,614)	10,170	(1,910)

Comprehensive income	$14,828	$2,293	$25,871	$17,940

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2014	2013

Net cash provided by operating activities	$13,609	$10,862
Investing activities:
Purchases of available-for-sale investments	(155,773)	(160,345)
Purchases of limited partnership interests	(2,212)	-
Proceeds from sales or maturities
of available-for-sale investments	164,534	219,268
Net sales (purchases) of short-term investments	1,729	(25)
Other investing activities	(7,843)	(17,396)
Net cash provided by investing activities	435	41,502
Financing activities:
Dividends paid to shareholders	(7,496)	(7,512)
Drawings on line of credit	10,000	-
Net cash provided by (used in) financing activities	2,504	(7,512)

Effect of foreign exchange rates on cash and cash equivalents	(130)	(481)

Increase in cash and cash equivalents	16,418	44,371
Cash and cash equivalents at beginning of period	59,297	71,549
Cash and cash equivalents at end of period	$75,715	$115,920

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at June 30, 2014 and December 31, 2013:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2014
Fixed maturities
U.S. government obligations	$119,517	$119,356	$176	$(15)	$161
Residential mortgage-backed securities	7,935	7,574	424	(63)	361
Commercial mortgage-backed securities	26,618	25,878	815	(75)	740
States and municipal obligations	114,212	113,481	861	(130)	731
Corporate securities	135,435	134,469	3,426	(2,460)	966
Foreign government obligations	25,743	25,420	471	(148)	323
Total fixed maturities	429,460	426,178	6,173	(2,891)	3,282
Equity securities:
Financial institutions	20,456	8,565	11,907	(16)	11,891
Industrial & miscellaneous	140,470	64,275	76,416	(221)	76,195
Total equity securities	160,926	72,840	88,323	(237)	88,086
Total	$590,386	$499,018	$94,496	$(3,128)	91,368

				Applicable federal income taxes	(31,979)

				Net unrealized gains - net of tax	$59,389

December 31, 2013
Fixed maturities
U.S. government obligations	$113,389	$113,348	$81	$(40)	$41
Residential mortgage-backed securities	13,252	12,058	1,334	(140)	1,194
Commercial mortgage-backed securities	28,565	28,406	308	(149)	159
State and municipal obligations	115,250	115,278	407	(435)	(28)
Corporate securities	137,215	136,991	3,207	(2,983)	224
Foreign government obligations	23,879	23,689	588	(398)	190
Total fixed maturities	431,550	429,770	5,925	(4,145)	1,780
Equity securities:
Financial institutions	18,850	7,780	11,171	(101)	11,070
Industrial & miscellaneous	126,978	64,307	63,009	(338)	62,671
Total equity securities	145,828	72,087	74,180	(439)	73,741
Total	$577,378	$501,857	$80,105	$(4,584)	75,521

				Applicable federal income taxes	(26,432)

				Net unrealized gains - net of tax	$49,089

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2014 and December 31, 2013, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2014			December 31, 2013
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	256	$61,528	$(1,827)	451	$123,145	$(3,105)
Greater than 12 months	86	30,389	(1,064)	53	18,249	(1,040)
Total fixed maturities	342	91,917	(2,891)	504	141,394	(4,145)

Equity securities:
12 months or less	10	3,510	(185)	10	1,682	(204)
Greater than 12 months	4	626	(52)	2	1,980	(235)
Total equity securities	14	4,136	(237)	12	3,662	(439)
Total fixed maturity and equity securities	356	$96,053	$(3,128)	516	$145,056	$(4,584)

The fair value and the cost or amortized costs of fixed maturity investments at June 30, 2014, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$124,351	$124,042
Excess of one year to five years	165,938	165,905
Excess of five years to ten years	62,049	60,694
Excess of ten years	8,076	7,347
Contractual maturities	360,414	357,988
Asset-backed securities	69,046	68,190
Total	$429,460	$426,178

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Fixed maturities:
Gross gains	$2,762	$2,233	$4,601	$3,652
Gross losses	(926)	(883)	(2,152)	(2,220)
Net realized gains	1,836	1,350	2,449	1,432

Equity securities:
Gross gains	1,412	893	2,153	12,605
Gross losses	(359)	(249)	(711)	(1,409)
Net realized gains	1,053	644	1,442	11,196

Limited partnerships - net gain (loss)	5,200	(1,275)	8,268	2,438

Totals	$8,089	$719	$12,159	$15,066

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013

Realized net gains on the disposal of securities	$2,419	$1,554	$3,614	$10,798
Mark-to-market adjustment	469	195	269	405
Equity in gains of limited partnership
investments - realized and unrealized	5,200	(1,275)	8,268	2,438
Impairment:
Write-downs based upon objective criteria	-	(68)	(105)	(74)
Recovery of prior write-downs
upon sale or disposal	1	313	113	1,499

Totals	$8,089	$719	$12,159	$15,066

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending June 30, 2014 includes an estimated $1,649 and $5,507 of net unrealized gains respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2014 includes approximately $12,971 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at June 30, 2014 includes approximately $29,768, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

As of June 30, 2014, the Company had committed funds totaling $64,750 to seven separate borrowers related to seven bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2014 and 2013 comparative periods.

	2014	2013
Quarter ended June 30:
Premiums ceded to reinsurers	$31,111	$29,398
Losses and loss expenses
ceded to reinsurers	25,145	19,397
Commissions from reinsurers	5,895	5,214

Six months ended June 30:
Premiums ceded to reinsurers	$63,237	$56,411
Losses and loss expenses
ceded to reinsurers	43,601	41,531
Commissions from reinsurers	11,575	9,251

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Reinsurance segment accepts professional liability cessions from other insurance companies.  In addition, the Reinsurance segment accepts property cessions from other insurance companies and, prior to January 1, 2014, retrocessions from carefully chosen reinsurance companies, principally reinsuring against catastrophes.

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

	2014			2013
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended June 30:

Property and Casualty Insurance	$85,826	$55,057	$8,864	$80,756	$49,803	$5,405
Reinsurance	9,272	7,848	(786)	12,074	11,972	2,910

Totals	$95,098	$62,905	$8,078	$92,830	$61,775	$8,315

Six months ended June 30:

Property and Casualty Insurance	$168,750	$106,516	$14,207	$150,945	$97,663	$10,641
Reinsurance	21,102	20,231	1,102	25,776	25,210	7,679

Totals	$189,852	$126,747	$15,309	$176,721	$122,873	$18,320

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Profit:
Segment profit	$8,078	$8,315	$15,309	$18,320
Net investment income	2,090	1,985	4,383	4,395
Net gains on investments	8,089	719	12,159	15,066
Corporate expenses and other	(4,220)	(3,757)	(8,375)	(7,840)
Income before federal income taxes	$14,037	$7,262	$23,476	$29,941

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $30,000 limit and an expiration date of September 23, 2014.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $20,000 as of June 30, 2014 and $10,000 as of December 31, 2013.  At June 30, 2014, the effective interest rate was 1.55%.  The Company has $10,000 remaining unused under the line of credit at June 30, 2014.

(6) Taxes:

As of June 30, 2014, the Company’s calendar years 2010 through 2013 remain subject to examination by the IRS.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$119,517	$119,517	$-	$-
Residential mortgage-backed securities	7,935	-	7,935	-
Commercial mortgage-backed securities	26,618	-	26,618	-
State and municipal obligations	114,212	-	114,212	-
Corporate securities	132,496	-	132,496	-
Options embedded in convertible securities	2,939	-	2,939	-
Foreign government obligations	25,743	-	25,743	-
Total fixed maturities	429,460	119,517	309,943	-
Equity securities:
Financial institutions	20,456	20,456	-	-
Industrial & miscellaneous	140,470	140,470	-	-
Total equity securities	160,926	160,926	-	-
Short term	3,162	3,162	-	-
Cash equivalents	70,482	-	70,482	-
	$664,030	$283,605	$380,425	$-

As of December 31, 2013:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$113,389	$113,389	$-	$-
Residential mortgage-backed securities	13,252	-	13,252	-
Commercial mortgage-backed securities	28,565	-	28,565	-
State and municipal obligations	115,250	-	115,250	-
Corporate securities	134,635	-	134,635	-
Options embedded in convertible securities	2,580	-	2,580	-
Foreign government obligations	23,879	-	23,879	-
Total fixed maturities	431,550	113,389	318,161	-
Equity securities:
Financial institutions	18,850	18,850	-	-
Industrial & miscellaneous	126,978	126,978	-	-
Total equity securities	145,828	145,828	-	-
Short term	4,891	4,891	-	-
Cash equivalents	52,002	-	52,002	-
	$634,271	$264,108	$370,163	$-

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	2014	2013
Beginning of period balance	$-	$11,682
Total gains or losses (realized or unrealized)
included in income	-	1,017
Purchases	-	1,258
Settlements	-	(6,698)
Transfers out of level 3		(7,259)
End of period balance	$-	$-

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2014 and 2013.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2014
Assets: Limited partnerships	$78,892	$-	$-	$78,892	$78,892
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2013
Assets: Limited partnerships	68,988	-	-	68,988	68,988
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

(8) Restricted Stock:

The Company grants shares of class B restricted stock to the Company’s outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $440 for each of the annual periods presented.  The table below provides detail of the stock issuances for 2013 and 2014:

				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Effective February 4, 2014, the Company issued 45,678 shares of class B restricted stock to certain of the Company’s executives as a portion of compensation under the Company’s 2013 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits. Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.81 per share representing a total value of $1,088. Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the 2013 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the six months ending June 30, 2014:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,401	$49,089	$50,490

Other comprehensive income
before reclassifications	(130)	12,829	12,699

Amounts reclassified from
accumulated other
comprehensive income	-	(2,529)	(2,529)

Net current-period other
comprehensive income	(130)	10,300	10,170

Ending balance	$1,271	$59,389	$60,660

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

For the first six months of 2014, the Company produced positive cash flow from operations totaling $13.6 million, which compares to positive cash flow from operations of $10.9 million generated during the first six months of 2013.  The increase in cash flow from the 2013 period is primarily due to increased premium volume and timing of premium receipts and reinsurance ceded payments.  The Company has achieved positive cash flow in 19 of the past 20 quarters averaging $12.8 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.36 years at June 30, 2014, which is shorter than the average life of the Company’s liabilities.

Financing activity for the first six months of 2014 included regular dividend payments to shareholders of $7.5 million ($.50 per share).

The Company’s assets at June 30, 2014 included $70.5 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $126.4 million of fixed maturity investments (at par) will mature within the twelve-month period following June 30, 2014.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2014, $67.6 million may be transferred by dividend or loan to the parent company during the remainder of 2014 without approval by, or prior notification to, regulatory authorities.  An additional $236.5 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $12.2 million at June 30, 2014.

The Company’s annualized net premium writing to surplus ratio for the first six months of 2014 was approximately 64%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2014 to Second Quarter, 2013

Direct and assumed premiums written during the second quarter of 2014 increased $2.3 million (2.4%), while net premiums earned increased $1.1 million (1.8%), as compared to the same period of 2013.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 6.3% and an increase in earned premiums of 10.5% while the Reinsurance segment reported a decrease in premium written of 23.2% and a decrease in premium earned of 34.4%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by an increase in premium from the Company’s core fleet transportation products partially offset by a reduction in professional liability volume resulting from the termination of certain classes of business.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business inforce.  The decreases from the Reinsurance segment relates to the continued impact of strategic reduction in global property catastrophe risk exposure begun in 2012 and continuing with the termination of the final international retrocession effective January 1, 2014.  The following table provides information regarding premiums written and earned for each segment for the quarter ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2014

Property & Casualty Insurance	$85,826	$54,976	$55,057
Reinsurance	9,272	8,936	7,848

Totals	$95,098	$63,912	$62,905

2013

Property & Casualty Insurance	$80,756	$50,703	$49,803
Reinsurance	12,074	11,411	11,972

Totals	$92,830	$62,114	$61,775

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.9% of premium written for the current quarter compared to 37.2% in the 2013 second quarter, with the decrease associated principally with changes in the mix of premium earned.  There were no significant changes in the Company’s reinsurance treaty terms during the quarter.

Net investment income, before tax, during the second quarter of 2014 was 5% higher than the second quarter of 2013 due primarily to increased dividend income on equity security investments.  Overall investment portfolio after tax yields remained flat compared to the 2013 second quarter while average invested funds increased 2%.

The second quarter 2014 net realized investment gains of $8.1 million resulted primarily from $5.2 million in gains reported from limited partnerships and an additional $2.4 million in gains from direct trading.  Comparative second quarter 2013 overall net realized investment gains were $0.7 million, consisting primarily of $1.6 million in gains from direct trading and $1.3 million in losses from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2014 increased $1.9 million (5.1%).  The loss ratios for each segment were as follows:

	2014	2013
Property and Casualty Insurance	61.8%	68.7%
Reinsurance	79.9	34.9
Total	64.1	62.1

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to the Company’s core fleet transportation products.  The increase in the Reinsurance segment loss ratio reflects higher than normal Midwest storm losses in second quarter of 2014 while the 2013 second quarter experienced extraordinarily favorable results.

Other operating expenses, for the second quarter of 2014, increased $0.1 million, or 0.4%, from the second quarter of 2013.  The ratio of consolidated other operating expenses to operating revenue was 30.7% during the second quarter of 2014 compared to 31.3% for the 2013 second quarter.  The lower expense ratio in 2014 resulted from the reversal of profit sharing contingencies related to the property losses reported during the quarter.

The effective federal tax rate on consolidated income for the second quarter of 2014 was 33.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and principally higher realized gains on investments, net income increased $4.4 million during the second quarter of 2014 as compared to the 2013 period.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Direct and assumed premiums written during the first six months of 2014 increased $13.1 million (7.4%), while net premiums earned increased $3.9 million (3.2%), as compared to the same period of 2013.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 11.8% and an increase in earned premiums of 9.1% while the Reinsurance segment reported a decrease in premium written of 18.1% and a decrease in premium earned of 19.8%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were impacted principally by an increase in premium from the Company’s core fleet transportation products partially offset by a reduction in professional liability volume resulting from the termination of certain classes of business.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business inforce.  The decreases from the Reinsurance segment relates to the continued impact of strategic reduction in global property catastrophe risk exposure begun in 2012 and continuing with the termination of the final international retrocession effective January 1, 2014.  The following table provides information regarding premiums written and earned for each segment for the quarter ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2014

Property & Casualty Insurance	$168,750	$106,981	$106,516
Reinsurance	21,102	20,430	20,231

Totals	$189,852	$127,411	$126,747

2013

Property & Casualty Insurance	$150,945	$96,168	$97,663
Reinsurance	25,776	24,451	25,210

Totals	$176,721	$120,619	$122,873

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 36.6% of premium written for the current year period compared to 36.3% a year earlier with the increase associated with changes in the mix of premium earned.  There were no significant changes in the Company’s reinsurance treaty terms during the quarter.

Net investment income, before tax, during the first six months of 2014 was flat compared to the first six months of 2013.  Overall pre-tax and after tax yields were essentially flat compared to the prior year period while average funds invested were slightly higher in the 2014 period.

Net realized investment gains for the first six months of 2014 totaled $12.2 million and resulted primarily from $8.3 million in gains from limited partnerships and an additional $3.6 million in gains from direct trading. For the same period of 2013, overall net realized investment gains were $15.1 million, consisting primarily of $10.8 million in gains from direct trading and $2.4 million in additional gains from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first six months of 2014 were $6.7 million (9.2%) higher than that experienced during the first six months of 2013.  The loss ratios for each segment were as follows:

	2014	2013
Property and Casualty Insurance	64.2%	67.2%
Reinsurance	55.1	28.7
Total	62.8	59.3

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to the Company’s core fleet transportation products.  The increase in the Reinsurance segment loss ratio reflects the second quarter, 2014, storm losses mentioned above while the first six months of 2013 experienced no significant property losses.

Other operating expenses, for the first six months of 2014, increased $0.9 million, or 2.1%, from the 2013 six-month period.  The ratio of consolidated other operating expenses to operating revenue was 32.3% during the 2014 period compared to 32.6% for the 2013 period.

The effective federal tax rate on consolidated income for the first six months of 2014 was 33.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $4.1 million as compared to the 2013 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2014, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $204 million.  Of this total, approximately $47 million (23%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2014, limited partnership investments include approximately $44.9 million consisting of two partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 8, 2014, shareholders voted on the following proposals:

			WITHHOLD
	FOR	AGAINST	(ABSTAIN)
Advisory vote to approve executive compensation	1,919,662	4,394	23,976
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2014	1,938,111	9,221	700

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 1, 2014.

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

 BALDWIN & LYONS, INC.

Date     August 7, 2014                                                                By  /s/ Joseph J. DeVito
    Joseph J. DeVito, CEO and President

Date     August 7, 2014                                                                By  /s/ G. Patrick Corydon
    G. Patrick Corydon,
    Executive Vice President – Finance
    (Principal Financial and
    Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2014

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