Form 10-Q
period 2014-09-30
BALDWIN & LYONS INC
filed 2014-11-10
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                                       For Quarter Ended                                                                                 Commission file number
                                                                                                                                                                                                                                       September 30, 2014                                                                                                0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2014:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                2,623,109
Class B (nonvoting)                                                                                        12,352,080

Index to Exhibits located on page 27.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2014	2013
Assets
Investments:
Fixed maturities	$431,801	$431,550
Equity securities	160,270	145,828
Limited partnerships	79,583	68,988
Short-term	3,165	4,891
	674,819	651,257

Cash and cash equivalents	79,576	59,297
Accounts receivable	97,651	100,830
Reinsurance recoverable	208,494	195,568
Other assets	62,614	62,204
Current federal income taxes	1,876	3,114
	$1,125,030	$1,072,270

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$492,657	$474,470
Reserves for unearned premiums	35,777	36,693
Short-term borrowings	20,000	10,000
Accounts payable and accrued expenses	157,473	152,532
Deferred federal income taxes	21,123	16,851
	727,030	690,546
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2014 - 2,623,109; 2013 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2014 - 12,352,080; 2013 - 12,304,191	527	525
Additional paid-in capital	51,744	50,594
Unrealized net gains on investments	54,799	49,089
Foreign exchange adjustment	566	1,401
Retained earnings	290,252	280,003
	398,000	381,724
	$1,125,030	$1,072,270

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Revenues
Net premiums earned	$65,947	$64,448	$192,694	$187,321
Net investment income	2,073	2,192	6,456	6,587
Commissions and other income	1,800	1,519	4,887	4,441
Net realized gains on investments, excluding
impairment losses	1,099	1,434	13,363	16,572
Total other-than-temporary impairment losses on investments	(441)	(4)	(546)	(78)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	-	-	-	2
Net realized gains on investments	658	1,430	12,817	16,496
	70,478	69,589	216,854	214,845

Expenses
Losses and loss expenses incurred	38,693	36,967	118,264	109,843
Other operating expenses	23,237	20,930	66,566	63,369
	61,930	57,897	184,830	173,212
Income before federal income taxes	8,548	11,692	32,024	41,633
Federal income taxes	2,778	3,921	10,553	14,012
Net income	$5,770	$7,771	$21,471	$27,621

Per share data:
Basic and diluted earnings	$.39	$.52	$1.43	$1.85

Dividends paid to shareholders	$.25	$.25	$.75	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,971	14,918	14,962	14,902
Dilutive effect of share equivalents	2	3	12	19
Average shares outstanding - diluted	14,973	14,921	14,974	14,921

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net income	$5,770	$7,771	$21,471	$27,621

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	(3,472)	6,921	9,358	13,699
Less: reclassification adjustment for net gains (losses)
included in net income	1,118	1,068	3,648	9,275
	(4,590)	5,853	5,710	4,424

Foreign currency translation adjustments	(705)	199	(835)	(282)

Other comprehensive income (loss)	(5,295)	6,052	4,875	4,142

Comprehensive income	$475	$13,823	$26,346	$31,763

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2014	2013

Net cash provided by operating activities	$31,110	$34,822
Investing activities:
Purchases of available-for-sale investments	(201,523)	(273,675)
Purchases of limited partnership interests	(4,212)	-
Proceeds from sales or maturities
of available-for-sale investments	204,979	302,726
Net sales (purchases) of short-term investments	1,726	(218)
Other investing activities	(9,744)	(20,308)
Net cash provided by (used in) investing activities	(8,774)	8,525
Financing activities:
Dividends paid to shareholders	(11,222)	(11,227)
Drawings on line of credit	10,000	-
Net cash used in financing activities	(1,222)	(11,227)

Effect of foreign exchange rates on cash and cash equivalents	(835)	(282)

Increase in cash and cash equivalents	20,279	31,838
Cash and cash equivalents at beginning of period	59,297	71,549
Cash and cash equivalents at end of period	$79,576	$103,387

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at September 30, 2014 and December 31, 2013:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
Septmeber 30, 2014
Fixed maturities
U.S. government obligations	$123,933	$123,859	$125	$(51)	$74
Residential mortgage-backed securities	7,349	7,084	322	(57)	265
Commercial mortgage-backed securities	35,694	35,132	737	(175)	562
States and municipal obligations	105,382	104,534	882	(34)	848
Corporate securities	129,497	130,186	2,185	(2,874)	(689)
Foreign government obligations	29,946	30,372	185	(611)	(426)
Total fixed maturities	431,801	431,167	4,436	(3,802)	634
Equity securities:
Financial institutions	20,594	9,520	11,096	(22)	11,074
Industrial & miscellaneous	139,676	67,077	73,467	(868)	72,599
Total equity securities	160,270	76,597	84,563	(890)	83,673
Total	$592,071	$507,764	$88,999	$(4,692)	84,307

				Applicable federal income taxes	(29,508)

				Net unrealized gains - net of tax	$54,799

December 31, 2013
Fixed maturities
U.S. government obligations	$113,389	$113,348	$81	$(40)	$41
Residential mortgage-backed securities	13,252	12,058	1,334	(140)	1,194
Commercial mortgage-backed securities	28,565	28,406	308	(149)	159
State and municipal obligations	115,250	115,278	407	(435)	(28)
Corporate securities	137,215	136,991	3,207	(2,983)	224
Foreign government obligations	23,879	23,689	588	(398)	190
Total fixed maturities	431,550	429,770	5,925	(4,145)	1,780
Equity securities:
Financial institutions	18,850	7,780	11,171	(101)	11,070
Industrial & miscellaneous	126,978	64,307	63,009	(338)	62,671
Total equity securities	145,828	72,087	74,180	(439)	73,741
Total	$577,378	$501,857	$80,105	$(4,584)	75,521

				Applicable federal income taxes	(26,432)

				Net unrealized gains - net of tax	$49,089

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2014 and December 31, 2013, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2014			December 31, 2013
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	353	$90,946	$(2,127)	451	$123,145	$(3,105)
Greater than 12 months	131	44,616	(1,675)	53	18,249	(1,040)
Total fixed maturities	484	135,562	(3,802)	504	141,394	(4,145)

Equity securities:
12 months or less	30	9,248	(806)	10	1,682	(204)
Greater than 12 months	5	1,516	(84)	2	1,980	(235)
Total equity securities	35	10,764	(890)	12	3,662	(439)
Total fixed maturity and equity securities	519	$146,326	$(4,692)	516	$145,056	$(4,584)

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2014, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$145,547	$145,511
Excess of one year to five years	154,266	155,127
Excess of five years to ten years	46,520	46,078
Excess of ten years	8,987	8,340
Contractual maturities	355,320	355,056
Asset-backed securities	76,481	76,111
Total	$431,801	$431,167

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Fixed maturities:
Gross gains	$798	$2,043	$5,399	$5,695
Gross losses	(1,259)	(1,277)	(3,411)	(3,497)
Net realized gains (losses)	(461)	766	1,988	2,198

Equity securities:
Gross gains	2,529	1,233	4,682	13,838
Gross losses	(346)	(358)	(1,057)	(1,767)
Net realized gains	2,183	875	3,625	12,071

Limited partnerships - net gain (loss)	(1,064)	(211)	7,204	2,227

Totals	$658	$1,430	$12,817	$16,496

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Realized net gains on the disposal of securities	$2,223	$1,090	$5,837	$11,888
Mark-to-market adjustment	(118)	342	151	747
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(1,064)	(211)	7,204	2,227
Impairment:
Write-downs based upon objective criteria	(441)	(4)	(546)	(78)
Recovery of prior write-downs
upon sale or disposal	58	213	171	1,712

Totals	$658	$1,430	$12,817	$16,496

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending September 30, 2014 includes an estimated $334 and $5,841 of net unrealized gains respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at September 30, 2014 includes approximately $13,305 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at September 30, 2014 includes approximately $28,923, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

As of September 30, 2014, the Company had committed funds totaling $18,750 to two separate borrowers related to three bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2014 and 2013 comparative periods.

	2014	2013
Quarter ended September 30:
Premiums ceded to reinsurers	$28,711	$30,925
Losses and loss expenses
ceded to reinsurers	15,451	26,558
Commissions from reinsurers	5,850	5,844

Nine months ended September 30:
Premiums ceded to reinsurers	$91,345	$87,335
Losses and loss expenses
ceded to reinsurers	54,473	61,806
Commissions from reinsurers	17,425	15,095

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

	2014			2013
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended September 30:

Property and Casualty Insurance	$84,644	$57,097	$9,520	$82,272	$52,036	$9,712
Reinsurance	9,947	8,850	(906)	14,278	12,412	1,846

Totals	$94,591	$65,947	$8,614	$96,550	$64,448	$11,558

Nine months ended September 30:

Property and Casualty Insurance	$253,394	$163,613	$23,726	$233,217	$149,699	$20,353
Reinsurance	31,049	29,081	196	40,054	37,622	9,525

Totals	$284,443	$192,694	$23,922	$273,271	$187,321	$29,878

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Profit:
Segment profit	$8,614	$11,558	$23,922	$29,878
Net investment income	2,073	2,192	6,456	6,587
Net gains on investments	658	1,430	12,817	16,496
Corporate expenses and other	(2,797)	(3,488)	(11,171)	(11,328)
Income before federal income taxes	$8,548	$11,692	$32,024	$41,633

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $20,000 as of September 30, 2014 and $10,000 as of December 31, 2013.  At September 30, 2014, the effective interest rate was 1.25%.  The Company has $20,000 remaining unused under the line of credit at September 30, 2014.

(6) Taxes:

As of September 30, 2014, the Company’s calendar years 2011 through 2013 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$123,933	$123,933	$-	$-
Residential mortgage-backed securities	7,349	-	7,349	-
Commercial mortgage-backed securities	35,694	-	35,694	-
State and municipal obligations	105,382	-	105,382	-
Corporate securities	126,748	-	126,748	-
Options embedded in convertible securities	2,749	-	2,749	-
Foreign government obligations	29,946	-	29,946	-
Total fixed maturities	431,801	123,933	307,868	-
Equity securities:
Financial institutions	20,594	20,594	-	-
Industrial & miscellaneous	139,676	139,676	-	-
Total equity securities	160,270	160,270	-	-
Short term	3,165	3,165	-	-
Cash equivalents	75,141	-	75,141	-
	$670,377	$287,368	$383,009	$-

As of December 31, 2013:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$113,389	$113,389	$-	$-
Residential mortgage-backed securities	13,252	-	13,252	-
Commercial mortgage-backed securities	28,565	-	28,565	-
State and municipal obligations	115,250	-	115,250	-
Corporate securities	134,635	-	134,635	-
Options embedded in convertible securities	2,580	-	2,580	-
Foreign government obligations	23,879	-	23,879	-
Total fixed maturities	431,550	113,389	318,161	-
Equity securities:
Financial institutions	18,850	18,850	-	-
Industrial & miscellaneous	126,978	126,978	-	-
Total equity securities	145,828	145,828	-	-
Short term	4,891	4,891	-	-
Cash equivalents	52,002	-	52,002	-
	$634,271	$264,108	$370,163	$-

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Insurance-linked securities:  During the fourth quarter of 2013, the Company determined that insurance-linked securities have adequate comparable instruments with currently observable inputs through corroboration with market data.  Therefore, the insurance-linked securities were transferred to Level 2.  They were previously classified as Level 3.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	2014	2013
Beginning of period balance	$-	$11,682
Total gains or losses (realized or unrealized)
included in income	-	1,017
Purchases	-	1,258
Settlements	-	(6,698)
Transfers out of level 3		(7,259)
End of period balance	$-	$-

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2014 and 2013.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2014
Assets: Limited partnerships	$79,583	$-	$-	$79,583	$79,583
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2013
Assets: Limited partnerships	68,988	-	-	68,988	68,988
Liabilities: Short-term borrowings	10,000	-	10,000	-	10,000

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the nine months ending September 30, 2014:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$1,401	$49,089	$50,490

Other comprehensive income
before reclassifications	(835)	9,358	8,523

Amounts reclassified from
accumulated other
comprehensive income	-	(3,648)	(3,648)

Net current-period other
comprehensive income	(835)	5,710	4,875

Ending balance	$566	$54,799	$55,365

 (11) Subsequent Events:

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred during the period which require recognition or disclosure.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of premiums earned and the remaining amount is available for investment for varying periods of time pending the settlement of claims relating to the insurance coverage provided. The Company’s cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns which do not coincide with the collection of premium by the Company from its insureds.

For the first nine months of 2014, the Company produced positive cash flow from operations totaling $31.1 million, which compares to positive cash flow from operations of $34.8 million generated during the first nine months of 2013.  The decrease in cash flow from the 2013 period is primarily due to increased loss, LAE and other operating expense payments during the 2014 period, principally from property reinsurance losses.  The Company has achieved positive cash flow in 20 of the past 21 quarters averaging $12.5 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.75 years at September 30, 2014, which is shorter than the average life of the Company’s liabilities.

Financing activity for the first nine months of 2014 included regular dividend payments to shareholders of $11.2 million ($.75 per share) and an increase in borrowings under the Company’s line of credit of $10.0 million.

The Company’s assets at September 30, 2014 included $78.3 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $147.4 million of fixed maturity investments (at par) will mature within the twelve-month period following September 30, 2014.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2014, $71.6 million may be transferred by dividend or loan to the parent company during the remainder of 2014 without approval by, or prior notification to, regulatory authorities.  An additional $231.4 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $14.3 million at September 30, 2014.

The Company’s annualized net premiums written to surplus ratio for the first nine months of 2014 was approximately 67%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2014 to Third Quarter, 2013

Direct and assumed premiums written during the third quarter of 2014 decreased $2.0 million (2.0%), while net premiums earned increased $1.5 million (2.3%), as compared to the same period of 2013.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 2.9% and an increase in earned premiums of 9.7% while the Reinsurance segment reported a decrease in premium written of 30.3% and a decrease in premium earned of 28.7%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were positively impacted by an increase in premium from the Company’s core fleet transportation products, partially offset by a continued reduction in professional liability volume resulting from the termination of certain classes of business.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The decreases from the Reinsurance segment relates to the continued impact of strategic reduction in global property catastrophe risk exposure begun in 2012 and continuing with the termination of the final international retrocession effective January 1, 2014.  The following table provides information regarding premiums written and earned for each segment for the quarter ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2014

Property & Casualty Insurance	$84,644	$56,407	$57,097
Reinsurance	9,947	9,610	8,850

Totals	$94,591	$66,017	$65,947

2013

Property & Casualty Insurance	$82,272	$52,797	$52,036
Reinsurance	14,278	13,616	12,412

Totals	$96,550	$66,413	$64,448

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 33.4% of premium written for the current quarter compared to 35.8% in the 2013 third quarter, with the decrease associated principally with changes in relative premium earned volume for certain products.  There have been no material changes in the terms of major reinsurance treaties since 2013.

Net investment income, before tax, during the third quarter of 2014 was 5.5% lower than the third quarter of 2013 due primarily to decreased yields on the Company’s fixed maturity bonds.  Overall investment portfolio after tax yields decreased 5% compared to the 2013 third quarter while average invested funds increased 2%.

The third quarter 2014 net realized investment gains of $0.7 million resulted primarily from $2.2 million in gains reported from direct trading partially offset by $1.1 million in losses from limited partnerships and small amounts of mark-to-mark and other-than-temporary impairment adjustments.  Comparative third quarter 2013 overall net realized investment gains were $1.4 million, consisting primarily of $1.1 million in gains from direct trading, $0.3 million in gains from mark-to-market adjustments and $0.2 million in losses from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2014 increased $1.7 million (4.7%).  The loss ratios for each segment were as follows:

	2014	2013
Property and Casualty Insurance	56.7%	60.4%
Reinsurance	71.2	44.5
Total	58.7	57.4

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to favorable loss activity in the Company’s core fleet transportation products.  The increase in the Reinsurance segment loss ratio reflects additional reported losses during the third quarter associated with Midwest storm losses occurring in the second quarter of 2014 while the 2013 third quarter experienced favorable results.

Other operating expenses, for the third quarter of 2014, increased $2.3 million, or 11.0%, from the third quarter of 2013.  The ratio of consolidated other operating expenses to operating revenue was 33.3% during the third quarter of 2014 compared to 30.7% for the 2013 third quarter.  The increase in the ratio was mainly driven by higher commission rates and increased operating expenses, including expenses associated with upgrades to the Company’s policy management and billing systems, during the third quarter of 2014.

The effective federal tax rate on consolidated income for the third quarter of 2014 was 32.5%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and principally higher loss and loss adjustment expenses from property catastrophe losses, net income decreased $2.0 million during the third quarter of 2014 as compared to the 2013 period.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Direct and assumed premiums written during the first nine months of 2014 increased $11.2 million (4.1%), while net premiums earned increased $5.4 million (2.9%), as compared to the same period of 2013.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 8.7% and an increase in earned premiums of 9.3% while the Reinsurance segment reported a decrease in premium written of 22.5% and a decrease in premium earned of 22.7%.  In the Property and Casualty Insurance segment, direct and assumed premiums written were favorably impacted principally by an increase in premium from the Company’s core fleet transportation products partially offset by a reduction in professional liability volume resulting from the termination of certain classes of business.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The decreases from the Reinsurance segment relates to the continued impact of strategic reduction in global property catastrophe risk exposure begun in 2012 and continuing with the termination of the final international retrocession effective January 1, 2014.  The following table provides information regarding premiums written and earned for each segment for the nine months ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2014

Property & Casualty Insurance	$253,394	$163,388	$163,613
Reinsurance	31,049	30,040	29,081

Totals	$284,443	$193,428	$192,694

2013

Property & Casualty Insurance	$233,217	$148,965	$149,699
Reinsurance	40,054	38,067	37,622

Totals	$273,271	$187,032	$187,321

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.5% of premium written for the current year period compared to 36.1% a year earlier with the small decrease associated with changes in the mix of premium earned.

Net investment income, before tax, during the first nine months of 2014 decreased 2% compared to the first nine months of 2013.  Overall after tax yields were essentially flat compared to the prior year period while average funds invested were slightly higher in the 2014 period.

Net realized investment gains for the first nine months of 2014 totaled $12.8 million and resulted primarily from $7.2 million in gains from limited partnerships and an additional $5.8 million in gains from direct trading. For the same period of 2013, overall net realized investment gains were $16.5 million, consisting primarily of $11.9 million in gains from direct trading and $2.2 million in additional gains from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first nine months of 2014 were $8.4 million (7.7%) higher than that experienced during the first nine months of 2013.  The loss ratios for each segment were as follows:

	2014	2013
Property and Casualty Insurance	61.6%	64.8%
Reinsurance	60.0	33.9
Total	61.4	58.6

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to favorable activity with respect to the Company’s core fleet transportation products.  The increase in the Reinsurance segment loss ratio reflects the second quarter 2014 storm losses which added $10.5 million to this segment’s losses incurred in 2014 while the first nine months of 2013 experienced no significant property losses.

Other operating expenses, for the first nine months of 2014, increased $3.2 million, or 5.0%, from the 2013 nine-month period generally in line with increases in premium earned.  The ratio of consolidated other operating expenses to operating revenue was 32.6% during the 2014 period compared to 31.9% for the 2013 period with the slight increases reflective of increased expenses associated with the initial development of new policy administration and billing systems.

The effective federal tax rate on consolidated income for the first nine months of 2014 was 33.0%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, principally the property catastrophe losses incurred in 2013, net income decreased $6.2 million as compared to the 2013 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2014, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $204 million.  Of this total, approximately $54 million (26%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2014, limited partnership investments include approximately $45.5 million consisting of two partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

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

 BALDWIN & LYONS, INC.

Date     November 10, 2014                                                                     By /s/ Joseph J. DeVito
              Joseph J. DeVito, CEO and President

Date     November 10, 2014                                                                     By /s/ G. Patrick Corydon
              G. Patrick Corydon,
              Executive Vice President – Finance
              (Principal Financial and
              Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2014

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