Form 10-K
period 2014-12-31
BALDWIN & LYONS INC
filed 2015-03-06
CIK 9346

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
                           December 31, 2014
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
Large accelerated filer ____    Accelerated filer  ✓     Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  ✓

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2014, based on the closing trade prices on that date, was approximately $253,547,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2015:
Common Stock, No Par Value:                                                                Class A (voting)                                            2,623,109 shares
                                Class B (nonvoting)                                     12,397,344 shares

The Index to Exhibits is located on page 82.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 12, 2015 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance including the assumption of property and casualty risks, as a reinsurer of other companies.

B&L’s principal subsidiaries are:

1.	Protective Insurance Company (referred to herein as "Protective"), which is licensed by insurance authorities in all 50 states, the District of Columbia, all Canadian provinces and Puerto Rico;

2.
Protective Specialty Insurance Company (referred to herein as “Protective Specialty”), which is currently approved for excess and surplus lines business by insurance authorities in 48 states and the District of Columbia and licensed in Indiana;

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

Approximately 83% of the non-reinsurance property and casualty insurance premiums written by the Insurance Subsidiaries during 2014 were attributable to business produced by B&L or in association with broker partners.  The remaining 17% was originated through a selected network of independent agents on both a retail and wholesale basis and through a limited number of arrangements with managing general agencies.

As is a common practice in the property & casualty insurance industry, the Insurance Subsidiaries share (referred to as ceding) portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota-share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss from individual accidents or groups of accidents among several reinsurers and is an integral part of the Company’s business.

The Insurance Subsidiaries serve a variety of specialty markets as follows:

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry which retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed both by the B&L agency organization directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized independent agents.  The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:

-	Commercial motor vehicle liability, physical damage and general liability insurance.
-	Workers' compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors of trucking concerns.
-	Non-trucking motor vehicle liability insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine consisting principally of cargo insurance.
-	“Captive” insurance company products, which are provided through BLI in Bermuda.

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

Reinsurance Assumptions

The Company has, for over 20 years, accepted cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.

Approximately 39% of net premium earned from reinsurance assumed in 2014 was related to property coverages, principally reinsuring against catastrophic events.  All retrocessional property reinsurance was terminated prior to January 1, 2014 as the result of deteriorating market conditions.  Property reinsurance premium for 2014 was limited to United States wind and earthquake business produced through a single exclusive managing general agency partnership.    Effective July 1, 2014, this final property catastrophe exposure was not renewed and as of June 30, 2015, no property reinsurance risk will remain inforce.

The remaining 61% of net reinsurance premium earned during 2014 relates to professional liability coverages provided to domestic insurance companies and produced through a network of independent brokers.

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

The consolidated balance sheets include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company’s ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

The Company’s reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  “Case basis” loss reserves, which comprise approximately 63% of total gross reserves at December 31, 2014, are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, “bulk” reserves , which comprise approximately 37% of total gross reserves at December 31, 2014 are established for (1) those losses which have occurred, but have not yet been reported to the Company (“incurred but not reported” claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim (“loss adjustment expenses).  Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company’s business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see “Loss and Loss Expense Reserves” under the caption, “Critical Accounting Policies” beginning on page 28 in Management’s Discussion and Analysis.

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

 Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured.  The loss and LAE reserves at December 31, 2014 have been reduced by approximately $3.1 million as a result of such discounting.  Had the Company not discounted loss and LAE reserves, pretax income would have been approximately $2.8 million higher for the year ended December 31, 2014.

For policies inforce at December 31, 2014, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million or less.  Occasionally, limits above $10 million required by customers are placed directly by Baldwin & Lyons, Inc. with non-affiliated carriers or written by the Company but 100% reinsured with non-affiliated reinsurers.  Certain coverages, such as workers’ compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to treaty and facultative reinsurance arrangements the Company’s maximum exposure to loss from a single occurrence for currently inforce business ranges from approximately $.25 million to $1.3 million for the vast majority of risks insured although, for certain losses occurring within the past five policy years, maximum exposure could be as high as $2.5 million for a single occurrence.  Certain reinsurance agreements effective since June 3, 2005 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.

The Company is cedent under numerous reinsurance treaties covering its varied product lines.  Treaties are written on an annual basis, each with its own renewal date throughout the year.  Treaty renewals are expected to continue to occur annually in the foreseeable future.  Because losses from certain of the Company’s products can experience delays in being reported and can take years to develop, losses reported to the Company in the current year may be covered by a number of older reinsurance treaties with higher or lower net loss exposures than those provided by current treaty provisions.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2014, 2013 and 2012.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2014.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2014 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2014	2013	2012
NET OF REINSURANCE RECOVERABLE:		(in thousands)
Liability for losses and LAE at the
Beginning of the year	$288,088	$289,236	$290,092

Provision for losses and LAE:
Claims occurring during the current year	169,950	156,264	147,964
Claims occurring during prior years	(10,354)	(5,563)	(9,875)
	159,596	150,701	138,089
Payments of losses and LAE:
Claims occurring during the current year	59,826	47,908	44,942
Claims occurring during prior years	92,275	103,941	94,003
	152,101	151,849	138,945

Liability for losses and LAE at end of year	295,583	288,088	289,236

Reinsurance recoverable on unpaid losses
at end of the year	210,519	186,382	166,218

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$506,102	$474,470	$455,454

The reconciliation above shows that the Company’s estimate of net losses on 2013 and prior accidents is approximately $10.4 million lower at December 31, 2014 than was provided in loss reserves at December 31, 2013 (referred to as “reserve savings”), with comparative reserve savings for the two previous calendar years.

The following table is a summary of the 2014 calendar year reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2013	(Savings) Deficiency Recorded During 2014	% (Savings) Deficiency

2013	$108,356	$(9,060)	(8.4%)
2012	63,718	(5,533)	(8.7%)
2011	45,278	6,405	14.1%
2010	16,001	2,238	14.0%
2009	8,171	(1,991)	(24.4%)
2008 & prior	46,564	(2,413)	(5.2%)

	$288,088	$(10,354)	(3.6%)

The (savings) deficiency recorded for these loss years was derived from varied sources, as follows (dollars in thousands):

	2008 & Prior	2009	2010	2011	2012	2013

Losses and allocated loss expenses developed on cases known to exist at December 31, 2013	$1,261	$(976)	$1,770	$7,267	$(1,191)	$12,974
Losses and allocated loss expenses reported on cases unknown at December 31, 2013	116	5	54	58	2,089	6,585
Unallocated loss expenses paid	286	69	271	738	910	1,976
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(3,235)	(989)	(862)	(1,844)	(4,217)	(28,538)
Net (savings) deficiency on losses from directly-produced business	(1,572)	(1,891)	1,233	6,219	(2,409)	(7,003)

(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	(841)	(100)	1,005	186	(3,124)	(2,057)

Net (savings) deficiency	$(2,413)	$(1,991)	$2,238	$6,405	$(5,533)	$(9,060)

Loss and loss expense development savings, presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2014	2013	2012
Property and casualty insurance	$(5,423)	$(1,725)	$(7,111)
Reinsurance	(4,931)	(3,838)	(2,764)
Totals	$(10,354)	$(5,563)	$(9,875)

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2013, losses reported which were previously unknown at December 31, 2013 (incurred but not reported), unallocated loss expense paid related to accident years 2013 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in both voluntary reinsurance policies and treaties and government mandated pools.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies, retrocessionaires and residual market administrators and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment; however, claims are not administered by the Company but, rather, reserves on this business are established by the regulatory entities and, accordingly, development on these losses is largely dependent on the adequacy of loss reserving by these entities.  Development on residual market business was $0.7 million, $1.6 million, and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The property and casualty insurance segment has historically constituted the largest portion of net reserve development savings as it has historically generated the majority of the Company’s premium revenue.  As shown, the savings from this segment ranged from $1.7 million to a savings of $7.1 million during the past three years.  This fluctuation reflects the variability associated with higher premium volumes and, hence, the larger claims covered by the Company, as well as fluctuations in the Company’s net retentions.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company’s basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for the reinsurance segment, with a $4.9 million savings during 2013 and comparable savings recorded during 2013 and 2012, is heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies.  However, the Company evaluates the sufficiency of such reserving and often adjusts reserves based on management’s independent analysis, considering the number of different entities involved and the fact that the Company must rely on external sources of information, reserve development from these products is potentially subject to fluctuation from year to year.  The consistency of the savings developed during the past three years is reflective of management’s attention to reserving for this business.

Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has very limited exposure to environmental losses and activity with respect to environmental losses during the three year period ending 2014 has been insignificant.

Management’s goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $10.4 million in net savings developed during 2014 represents approximately 35% of pre-tax net income before realized capital gains for 2014 but only 3.6% of December 31, 2013 net loss and LAE reserves, which is well within the acceptable range of variation for the Company’s diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process which has proven to be fully adequate with no overall deficiencies developed since 1985.  The Company constantly monitors changes in trends related to the numbers of claims incurred relative to correlative variances with premium volume, average settlement amounts, numbers of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.

As described on page 4, changes have occurred in the Company's net per accident retained exposure under reinsurance agreements in place during the periods presented in the previous table.  It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile.  This is because there are fewer policy limit losses in the Company's historical loss database on which to project future loss developments and the larger and more complex the loss, the greater the likelihood that litigation will become involved in the settlement process.  Consequently, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

The differences between the liability for losses and LAE reported in the accompanying 2014 consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP") and that reported in the annual statements filed with state and provincial insurance departments in the United States and Canada in accordance with statutory accounting practices ("SAP") are as follows (dollars in thousands):

  Liability reported on a SAP basis - net of reinsurance recoverable                             $ 301,523

  Add differences:
      Reinsurance recoverable on unpaid losses and LAE                                                   210,519
      Additional reserve for residual market losses not
        reported to the Company at the current year end                                                              840

  Deduct differences:
      Estimated salvage and subrogation recoveries recorded on
        a cash basis for SAP and on an accrual basis for GAAP                                             (6,780)
              Liability reported on a GAAP basis                                                                                  $ 506,102

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end from 2004 through 2013, as of December 31, 2014, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2014.  For example, the 2004 liability has developed a $40.6 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on calendar year income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company’s net loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2013 have produced redundancies as of December 31, 2014.  In addition to a consistently conservative approach to reserving methods, loss reserve developments in recent years have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company’s insureds specifically.  Statistics produced by a variety of sources show that driver quality in general and specifically as relates to the type of transportation companies underwritten by the Company, has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company’s experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  In addition, the expanded use of telematics to precisely measure driver behavior and provide focused training and remediation is positively impacting loss experience.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data, where available, and generally a minimum of ten years of such data is required to provide statistically valid samples for most lines of business.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2014 is different, both in terms of exposures provided and rates charged, from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 12, are attributable to the Company’s experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2014, the Company had paid $142.0 million of losses and LAE that had been incurred, but not paid, as of December 31, 2004; thus, an estimated $24.6 million (15%) of losses incurred through 2004 remain unpaid as of the current financial statement date ($166.6 million incurred less $142.0 million paid).  The payment patterns shown in this table demonstrate the “long-tail” nature of much of the Company’s business whereby portions of claims, principally in workers compensation coverages, do not fully pay out for more than ten years.

Readers should note that the table on page 11 does not present accident or policy year development data which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company’s ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2007, but incurred in 2004, will be included in the cumulative development amount for each of the years ending December 31, 2004, 2005, and 2006.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented on page 12 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2004 through December 31, 2013, as of December 31, 2014, with a reconciliation of the data to the net amounts shown in the table on page 11.  Readers are reminded that the gross data presented on page 12 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, much of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 12, and those net of reinsurance, as shown on page 11 do not impact the Company’s operating results as all such differences are borne by reinsurers.

Environmental Matters:

Given the Company's principal business is insuring fleet transportation companies, on occasion claims involving a commercial automobile accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported, evaluated and fully resolved within a short period of time.

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

As previously noted, very few environmental claims have been reported to the Company.  In addition, a review of the businesses of our past and current insureds indicates that exposure to claims of an environmental nature is limited because the vast majority of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances.  Also, the revision of the pollution exclusion in the Company's policies since 1986 has, and is expected to, further limit exposure to claims from that point forward.

The Company has never been presented with an environmental claim relating to asbestos and, based on the types of business the Company has insured over the years, it is not expected that the Company could have any significant asbestos exposure.

The Company's reserves for unpaid losses and loss expenses at December 31, 2014 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2014.

Space intentionally left blank

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$207,137	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583

Liability Reestimated
as of:
One Year Later	193,445	225,183	228,211	227,423	222,049	194,430	208,933	280,217	283,673	277,734
Two Years Later	180,455	209,774	207,818	216,730	208,702	198,220	201,745	272,285	282,381
Three Years Later	171,332	200,955	199,503	206,445	210,562	188,110	204,243	276,525
Four Years Later	171,225	198,376	192,678	210,170	205,519	192,195	202,078
Five Years Later	171,005	191,846	198,023	208,132	208,398	187,792
Six Years Later	167,590	195,348	196,101	210,446	205,986
Seven Years Later	170,951	193,226	197,898	209,288
Eight Years Later	167,613	194,188	196,421
Nine Years Later	168,249	192,585
Ten Years Later	166,569

Cumulative Redundancy	$40,568	$49,545	$53,074	$35,212	$25,647	$15,461	$16,551	$13,567	$6,855	$10,354

Cumulative Amount of
Liability Paid
Through:
One Year Later	$60,343	$59,581	$58,956	$76,970	$84,777	$74,182	$72,393	$94,003	$103,941	$92,275
Two Years Later	84,265	94,947	100,990	124,870	120,628	107,413	109,382	156,271	162,087
Three Years Later	102,692	117,522	127,011	145,857	142,731	125,038	133,507	193,566
Four Years Later	116,198	136,652	143,612	157,724	152,679	137,460	147,462
Five Years Later	124,176	148,039	151,662	164,877	161,834	143,461
Six Years Later	128,592	154,573	157,223	170,554	166,290
Seven Years Later	132,775	159,428	162,331	174,190
Eight Years Later	137,094	163,779	165,372
Nine Years Later	140,348	166,062
Ten Years Later	142,047

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014

Direct and Assumed:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$440,172	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102

Liability Reestimated as of
December 31, 2014	362,547	323,127	300,393	308,469	304,436	295,797	310,758	388,722	441,930	450,906

Cumulative Redundancy	77,625	107,146	109,019	70,147	85,122	63,233	33,762	32,834	13,524	23,564

Ceded:
Liability for Unpaid Losses and Loss
Adjustment Expenses	233,035	188,143	159,917	134,116	157,925	155,777	125,891	131,464	166,218	186,382	210,519

Liability Reestimated as of
December 31, 2014	195,978	130,542	103,972	99,181	98,450	108,005	108,680	112,197	159,549	173,172

Cumulative Redundancy	37,057	57,601	55,945	34,935	59,475	47,772	17,211	19,267	6,669	13,210

Net:
Liability for Unpaid Losses and Loss
Adjustment Expenses	207,137	242,130	249,495	244,500	231,633	203,253	218,629	290,092	289,236	288,088	295,583

Liability Reestimated as of
December 31, 2014	166,569	192,585	196,421	209,288	205,986	187,792	202,078	276,525	282,381	277,734

Cumulative Redundancy	40,568	49,545	53,074	35,212	25,647	15,461	16,551	13,567	6,855	10,354

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.

Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its biggest market share in the larger trucking fleets (over 150 power units).  These fleets self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  The Company also offers work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor as well as workers’ compensation coverage to employees of independent contractor fleet owners.  In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).  This program is currently being marketed through independent agents utilizing much of the technology developed in conjunction with marketing private passenger automobile insurance.  The Company’s fleet transportation offerings also include certain public livery risks, principally large and medium sized operators of bus fleets.  In 2014, fleet transportation products generated approximately 92% of direct premium written by the Property & Casualty Insurance Segment.

Since 1992, the Company has accepted reinsurance cessions and retrocessions, principally property coverages for catastrophe exposures, from selected insurers and reinsurers.  Participation in this market, which included business produced by large reinsurance brokers and a single exclusive managing general agency agreement, has varied over the years depending on the adequacy of pricing, which can fluctuate widely from time to time.  In addition to property coverages, the Company accepts reinsurance cessions for a limited amount of professional liability coverages from small and medium sized insurance companies.

Since 1995, the Company has sold private passenger automobile insurance.  This program is currently being marketed primarily in a limited number of states through independent agents.  Sagamore utilizes technology extensively in marketing its private passenger automobile insurance products in order to provide superior service to its agents and insureds.

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

At December 31, 2014 the financial statement value of the Company's investment portfolio was approximately $758 million, including $59 million of short-term funds classified as cash equivalents.  The adjusted cost of the portfolio was $678 million with the $80 million difference representing pre-tax unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2014	2013

Corporate securities	25.2%	21.8%
State and municipal obligations	16.7	18.4
U.S. government obligations	14.9	18.1
Short-term and money markets	9.2	9.1
Commercial mortgage-backed securities	5.3	4.5
Foreign government obligations	4.2	3.8
Residential mortgage-backed securities	0.9	1.9
Total fixed maturities	76.4	77.6
Limited partnerships (equity basis)	12.0	11.0
Equity securities	11.6	11.4
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 67.9% of the market value of the Company’s total invested assets at December 31, 2014.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $15.8 million (2.1% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000.  The Company’s fixed maturity portfolio has a very short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in the rare instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e. moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company’s Insurance Subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2014, investment grade bonds and short-term instruments held by Insurance Subsidiaries equaled 137% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2014.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2014	2013
Less than one year	37.3%	32.5%
1 to 5 years	37.7	41.0
5 to 10 years	10.9	11.1
More than 10 years	14.1	15.4
	100.0%	100.0%

Average contractual life of portfolio (years)	4.8	4.8

 Approximately $66.8 million of fixed maturity investments (8.8% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments with a cost basis of approximately $70.0 million.

The market value of the consolidated fixed maturity portfolio was $3.6 million lower than cost at December 31, 2014, before income taxes, which compares to a $1.8 million unrealized gain at December 31, 2013 with the change due primarily to the recent decline in oil prices and the strengthening of the U.S. Dollar.  The Company analyzes fixed maturity securities for other-than-temporary impairment (“OTTI”) in accordance with the Financial Accounting Standards Board (“FASB”) OTTI guidance.  As has been the Company’s consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than 6 months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  In 2014, the net effect of OTTI adjustments to fixed maturity securities was a charge against income of $0.4 million with securities owned at year end having only an insignificant non-credit related loss treated as unrealized.  The current net unrealized gain on fixed maturity securities consists of $3.9 million of gross unrealized gains and $7.5 million of gross unrealized losses.  The gross unrealized loss equals approximately 1.6% of the cost of all bonds in this category.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company’s loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 21.4% of the market value of the consolidated investment portfolio at December 31, 2014, but only 11.7% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company’s equity securities portfolio consists of over 200 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $6.8 million at December 31, 2014 (0.9% of total invested assets) although the average equity holding of an individual issuer is less than $150,000.

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, accounting for the fact that the portfolio, in total, carries a $76.7 million pre-tax unrealized gain at the current year end using original cost and over $83.3 million in unrealized gains using cost adjusted for other-than-temporary impairment.  An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2014 generated both gains and losses but netted to a realized gain of $7.1 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $0.03 million for the year before taxes.  The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than 6 months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company’s 20% threshold.  Net unrealized gains on the equity security portfolio were $83.3 million, before tax at December 31, 2014 compared to $73.7 million at December 31, 2013.  The current net unrealized gain consists of $85.6 million of gross unrealized gains and $2.2 million of gross unrealized losses.

Limited Partnerships

For several years, the Company has invested in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company’s excess capital strategy.  At December 31, 2014, the aggregate original investment, less distributions, in the limited partnerships was $35.1 million and the aggregate carrying value was $81.2 million, comprising 10.7% of the market value of invested assets.

As a group, these investments experienced increases in value during 2014, with the aggregate of the Company’s share of such gains reported by the limited partnerships totaling approximately $7.1 million.  The increase in value is composed of estimated realized gains of $1.3 million and increases in estimated unrealized gains of $5.8 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $32.3 million and estimated unrealized income of $13.2 million.

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

Investment Yields

Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company’s fixed maturity investments are maintained, continued at historically low levels during 2014.  As a result, pre-tax net investment income increased only $0.3 million, or 3% and after tax income increased $0.3 million, or 5% during 2014.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2014	2013
Before federal tax:
Investment income	2.0%	1.9%
Investment income plus investment gains (losses)	4.3	5.7

After federal tax:
Investment income	1.5	1.4
Investment income plus investment gains (losses)	2.9	3.9

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

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company’s ability to generate income from its insurance operations.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has consistently maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business and therefore having a detrimental effect on the Company.  Also, the ability for the Company’s Insurance Subsidiaries to increase insurance rates is heavily regulated for significant portions of the Company’s business and such rate increases are often denied or delayed for substantial periods by regulators.

Employees

As of December 31, 2014, the Company had 425 employees, an increase of 41 employees from the prior year end.

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

Item 1A.  RISK FACTORS

•
The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources.  Further, this industry is heavily regulated.  Changes in laws and regulations governing the insurance industry could have a significant impact on the Company’s ability to generate income from its insurance operations.  The Company’s Insurance Subsidiaries, as a group, are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  Failure to maintain compliance could result in various governmental regulators preventing the Company from writing new business and therefore having a material impact on the Company.  Further, the ability for the Company’s Insurance Subsidiaries to adjust insurance rates is regulated for significant portions of the Company’s business and needed rate adjustments can be denied or delayed for substantial periods by regulators.

•
The Company has two classes of common stock with unequal voting rights.  The Company is effectively controlled by its principal stockholders and management, which limits other stockholders’ ability to influence operations.  The Company’s executive officers, directors and principal stockholders and their affiliates control approximately 64% of the outstanding shares of voting Class A common stock and nearly 32% of the outstanding shares of non-voting Class B common stock.  These parties effectively control the Company, direct its affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

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

•
While much less significant in the past few years, a meaningful portion of the risk underwritten by the Insurance Subsidiaries covers property losses resulting from catastrophic events on a worldwide basis.  The occurrence and valuation of loss events for this business is highly unpredictable and a single catastrophic event could result in a materially significant loss to the Company.  Catastrophe losses are an inevitable part of our business.  Various events can cause catastrophe losses, including hurricanes, windstorms, earthquakes, hail, explosions, severe winter weather, and fires, and their frequency and severity are inherently unpredictable.  In addition, longer-term natural catastrophe trends may be changing and new types of catastrophe losses may be developing due to climate change, a phenomenon that has been associated with extreme weather events linked to rising temperatures, and includes effects on global weather patterns, greenhouse gases, sea, land and air temperatures, sea levels, rain, and snow.  The extent of our losses from catastrophes is a function of both the total amount of our insured exposures in the affected areas and the severity of the events themselves.  In addition, as in the case of catastrophic losses generally, it can take many months, or even years, for the ultimate cost to us to be finally determined.  As our claim experience develops on a particular catastrophe, management may be required to adjust recorded reserves to reflect our revised estimates of the total cost of claims.  While the eventual occurrence of catastrophic losses is expected, we are prohibited by U.S. generally accepted accounting principles from establishing reserves for the expected future occurrence of these losses (such as is done in the life insurance industry).  Accordingly, upon the occurrence of such a loss, it will likely have a material adverse impact on the Company’s results of operations in the quarter in which it occurs.

•
The Company derives a significant percentage of its direct premium volume from FedEx Ground Systems, Inc. and certain of its subsidiaries and related entities (“FedEx”), and from insurance coverage provided to independent service providers under contract with FedEx.  While the loss of this major customer could severely reduce the Company’s revenue and earnings potential, insurance programs provided to FedEx and programs provided to the independent service providers under contract with FedEx are not necessarily dependent upon one another and, therefore, could be viewed as separate entities.

•
The Company, through its Insurance Subsidiaries, requires collateral from its insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx utilize significant self-insured retentions and deductibles under policies of insurance provided by the Company’s Insurance Subsidiaries.  In the case of FedEx, the Company has determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should the Company become responsible for this entire customer’s self-insured retention and deductible obligations, the collateral held would be insufficient and the Company would sustain a significant operating loss.

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

•
The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions.  A decline in the aggregate value of the equity securities and limited partnership investments would result in a commensurate decline in the Company’s shareholders equity, either through the income statement or directly to equity.  The resultant decline could, at least temporarily, materially adversely affect the Company’s results of operations, equity, business and insurer financial strength.

•
Technological advances in the transportation industry could present the Company with added competitive risks.  An increase in accident prevention technologies and the growth of autonomous or partially autonomous vehicles could reduce the amount of accidents over time and shift the liability from the owner of the vehicle to the manufacturer, which would cause automobile insurance to become a smaller portion of the Company’s overall Property and Casualty insurance book of business.  Innovations in telematics and the increase in usage-based information have become more important and will likely change the way premiums are determined in the future.  These advances in technology could materially change the way products in the transportation industry are designed, priced and underwritten and it will take time for the Company to adjust to these changes.

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

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana, approximately 14 miles from downtown Indianapolis.  The home office building contains a total of 184,000 usable square feet and the Company currently occupies approximately 60% of this space with the remainder being leased to non-affiliated entities on relatively short- term leases.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of December 31, 2014, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2014 and 2013, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2014:
Fourth Quarter	$24.80	$23.25	$27.44	$24.19	$.25
Third Quarter	24.50	23.25	26.68	24.55	.25
Second Quarter	25.20	22.89	26.94	24.36	.25
First Quarter	24.88	22.06	27.24	23.40	.25

2013:
Fourth Quarter	26.64	23.12	28.38	23.84	.25
Third Quarter	26.57	23.00	27.75	23.23	.25
Second Quarter	24.74	22.52	24.92	23.01	.25
First Quarter	26.70	22.05	25.06	22.50	.25

The Company has paid quarterly cash dividends continuously since 1974.  The current regular quarterly dividend rate is $.25 per share.  The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  The Board intends to address the subject of dividends at each of its future meetings considering the Company’s earnings, returns on investments and its capital needs.

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Corporation’s Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index.  The basis of comparison is a $100 investment at December 31, 2009, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

Total Return Performance
Index Value
275
250
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Baldwin & Lyons, Inc.
NASDAQ Insurance Index
Russell 2000

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Baldwin & Lyons, Inc.	100.00	104.70	101.35	116.08	138.44	135.91
NASDAQ Insurance Index	100.00	118.13	124.78	145.78	191.19	211.36
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

Item 6.  SELECTED FINANCIAL DATA

	Year Ended December 31
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$382,388	$369,476	$341,286	$334,526	$295,802

Net premiums earned	261,627	252,743	237,461	244,570	214,738

Net investment income	9,055	8,770	9,930	10,729	11,335

Net gains (losses) on investments	14,930	23,515	9,011	(17,803)	16,485

Losses and loss expenses incurred	159,596	150,701	138,088	215,555	145,952

Net income (loss)	29,717	36,588	31,919	(28,175)	25,015

Earnings per share -- net income (loss) 1	1.98	2.45	2.15	(1.90)	1.69

Cash dividends per share 2	1.00	1.00	1.00	1.00	2.25

Investment portfolio 3	757,421	703,259	681,856	637,681	635,174

Total assets	1,144,247	1,072,270	983,024	905,294	837,946

Shareholders' equity	399,496	381,724	346,712	319,061	368,735

Book value per share 1	26.67	25.57	23.25	21.49	24.90

Underwriting ratios 4

Losses and loss expenses	61.0%	59.6%	58.1%	88.1%	68.0%

Underwriting expenses	32.0%	32.4%	30.8%	30.2%	31.0%

Combined	93.0%	92.0%	88.9%	118.3%	99.0%

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

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company’s liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Insurance Subsidiaries, other than loss and loss expense payments, generally average less than 33% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2014, cash flow from operations totaled $30.2 million compared to $35.9 million total for 2013.  The decrease in operating cash flow resulted mainly from increased loss, LAE and other operating expense payments partially offset by higher premium volume in 2014.

For several years, the Company’s investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company’s bond and short-term investment portfolio remained level at 4.8 years during 2014. The average duration of the Company’s fixed maturity portfolio remains much shorter than the contractual maturity average and significantly shorter than the duration of the Company’s liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company’s equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company’s domestic Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.

The Company’s assets at December 31, 2014 included $62.3 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $129.6 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from current operations, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company’s reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Net premiums written by the Company’s Insurance Subsidiaries for 2014 equaled approximately 66% of the combined statutory surplus of these subsidiaries, a level consistent with the past several years.  Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Insurance Subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2014, $94.9 million, or 24% of shareholders’ equity, represented net assets of the Company’s Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company.  The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit.  The Company maintains a $40 million unsecured line of credit with $20 million of unused capacity at December 31, 2014.

Results of Operations

2014 Compared to 2013

Premiums written by the Property and Casualty Insurance segment for 2014 totaled $343.2 million, an increase of $28.4 million (9%) from 2013.  This increase is primarily attributable to a $32.0 million (11%) increase in premiums generated by fleet transportation products resulting from the addition of several new accounts during 2014, rate increases and increased revenue and miles driven by our insureds, which is immediately reflected in premium.  This increase was partially offset by a decrease of $10.0 million in premiums generated by primary professional liability reflecting the termination of products produced through a single managing general agency which had experienced unfavorable results in recent years.  Premiums ceded to reinsurers on direct business averaged 34.5% of gross written premium for 2014 compared to 35.9% for 2013, with the decrease attributable to the above-described changes in mix of business.

Premiums written by the Reinsurance segment totaled $39.2 million during 2014, a decrease of $15.5 million (28%) from 2013.  Premiums generated by property reinsurance products decreased $13.0 million (45%), reflective of management’s decision to reduce exposures to property catastrophe losses.  Further contributing to the Reinsurance segment decrease was a decrease in the Company’s book of professional liability reinsurance assumed.

After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $261.6 million for 2014 compared to $252.7 million for 2013, an increase of 3.5%.  The premium earned increase also reflects the higher premium volume generated by the fleet transportation products mentioned above which was partially offset by decreased premium written in the primary professional liability products.

Pre-tax investment income of $9.1 million during 2014 was 3% higher than the 2013 total as available pre-tax yields began to level and average invested assets continued to grow marginally.  After tax investment income increased by 5% during 2014 compared to the prior year reflecting a mix in taxable compared to tax-exempt investment income.

Net gains on investments, before taxes, totaled $14.9 million in 2014 compared to net gains on investments of $23.5 million during 2013.  The 2014 results were once again heavily influenced by direct trading results with gains of $7.9 million in 2014 compared to gains of $13.6 million in 2013.  In addition, limited partnership results produced gains of $7.1 million in 2014 compared to gains of $8.0 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company’s share of gains in these entities represented a 10% appreciation in value for 2014 compared to a 13% appreciation in value for 2013.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company’s proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2014, the $7.1 million net gain was composed of $5.8 million attributable to an increase in unrealized gains and $1.3 million attributable to realized gains.  Recoveries of $0.3 million on previously impaired available-for-sale securities that were sold in 2014 are included in the net gains stated above.

Losses and loss expenses incurred during 2014 increased $8.9 million (5.9%) from 2013 to $159.6 million, an increase generally consistent with the increased premium volume described above and reflects higher property catastrophe losses occurring in 2014.  The 2014 consolidated loss and loss expense ratio was 61.0% compared to 59.6% for 2013.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2014	2013
Fleet transportation	58.8%	63.0%
Private passenger automobile	75.1	62.1
Professional liability	158.3	126.6
Property reinsurance	68.6	12.0
Casualty reinsurance	46.0	60.8
Residual market and all other	86.6	76.4
All lines	61.0	59.6

The lower loss ratio for Fleet Transportation was the result of more favorable frequency and severity experience during the year as well as prior year reserve savings.  The increase in the Private Passenger Automobile loss ratio is reflective of adverse weather conditions early in the year and increases in frequency throughout the year.  Unfavorable loss development on a single MGA produced program in Primary Professional Liability resulted in the increase in loss ratios reported in 2014.  This program was terminated late in 2013 with inforce policies running off during 2014.  The property reinsurance loss ratio for 2014 was impacted by a small number of catastrophic losses aggregating over $11 million.

The Company produced an overall savings on the handling of prior year claims during 2014 of $10.4 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $5.6 million savings produced during 2013 on prior year claims.  Separated by segment, a $5.4 million net savings attributable to the property and casualty insurance segment during 2014 was attributable to the Company's Fleet Transportation and Personal Automobile business with deficiencies in Primary Professional Liability and a discontinued line of Commercial Multi-Peril partially offsetting the savings.  The $4.9 million savings attributable to the reinsurance segment in 2014 related largely to the casualty reinsurance business.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2014, before credits for ceding allowances from reinsurers, increased $5.7 million (5%) to $111.8 million, generally in line with increases in premium written.  This increase is due primarily to an increase in salary and salary related expenses, reflective of the Company’s growing workforce in response to the continued expansion of the Company’s products and services, and from higher expenses related to technological advances within the Company, both in the area of telematics and information technology.  Reinsurance ceded credits were 14% higher in 2014, resulting from favorable changes to the terms of certain reinsurance treaties as well as increased business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $2.7 million, or 3% from the prior year.

A portion of the Company’s fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses.  In general, commissions paid by the Insurance Subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business.  The ratio of net operating expenses of the Insurance Subsidiaries to net premiums earned was 32.0% in 2014 and 32.4% in 2013.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains or losses on investments) was 31.8% for 2014 compared with 31.9% for 2013.

The effective federal tax rate on the consolidated pre-tax income for 2014 was 33.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2014 of $29.7 million compares to net income of $36.6 million during 2013.  Diluted earnings per share of $1.98 were recorded in 2014 compared to per share income of $2.45 in 2013.

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

The Company produced an overall savings on the handling of prior year claims during 2013 of $5.6 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $9.9 million savings produced during 2012 on prior year claims. The $1.7 million net savings attributable to the property and casualty insurance segment during 2013 was attributable to the Company's Fleet Transportation and Personal Automobile business with deficiencies in Primary Professional Liability and Commercial Multi-Peril offsetting much of the other savings.  The $3.9 million savings attributable to the reinsurance segment in 2013 related solely to property catastrophe business.

Other operating expenses for 2013, before credits for ceding allowances from reinsurers, increased $13.6 million (15%) to $106.2 million.  This increase is due primarily to an increase in salary and salary related expenses, reflective of the Company’s growing workforce in response to the continued expansion of the Company’s products and services and to an increase in commission expenses, representing an increase in average commission rates from 15.4% to 16.4% due to higher profit commissions on favorable property reinsurance results.
Reinsurance ceded credits were 37% higher in 2013, resulting from favorable changes to the terms of certain reinsurance treaties as well as increased business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $7.9 million, or 10% from the prior year.

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

Approximately 66% of the Company’s assets are composed of investments at December 31, 2014.  Approximately 89% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 11% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

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

It is important to note that all available for sale securities included in the Company’s financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders’ equity (temporary decline).  Another seemingly inconsistent aspect of this accounting policy which is important to understand is that any subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains (with credits to equity but not reflected in the income statement) until the security is actually disposed of or sold.  At December 31, 2014, unrealized gains include $17.1 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to a cumulative total of $7.2 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2014, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2014, the total gross unrealized loss included in the Company’s investment portfolio was approximately $9.7 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2014, there would have been no impact on total shareholders’ equity or book value since the decline in value of these securities was recognized as a reduction to shareholders’ equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2014	2013	2012
Premium ceded (reduction to premium earned)	$119,248	$113,882	$103,712
Losses ceded (reduction to losses incurred)	105,891	107,321	90,899
Commissions from reinsurers (reduction to operating expenses)	23,797	20,822	15,185
A discussion of the Company’s reinsurance strategies is presented in Item 1, Business, on page 3.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 19% of total Company assets as of December 31, 2014.  In order to be able to provide the high limits required by the Company’s insureds, we share a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis (“quota-share”) while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount (“excess of loss”).  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company’s insurance policies for fleet transportation liability, workers’ compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the gross underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This may be even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible to satisfy the reinsurer's portion of the loss.  The financial condition of each of the Company’s reinsurers is vetted upon the execution of a given treaty and only reinsurers with the superior credit ratings available are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made frequently and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company’s additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves

The Company’s loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2014 and 2013 (dollars in thousands).

	Direct and Assumed		Net
Line of Business (Segment)	2014	2013	2014	2013

Property and casualty insurance	$449,133	$408,469	$241,215	$227,322
Reinsurance	56,969	66,001	54,369	60,766

	$506,102	$474,470	$295,584	$288,088

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

Reserves for incurred but not reported losses

The Company uses both standard actuarial techniques common to most insurance companies as well as proprietary techniques developed by the Company in consideration of its specialty business products.  For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods.  The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposures for its short-tail lines.  A minimum of 12 running accident quarters is used to project the reserve necessary for incurred but not reported losses for its short-tail lines.

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

For the Company’s fleet transportation risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions (“SIR”), traditional actuarial methods are supplemented by other methods in consideration of the Company’s exposures to loss.  In situations where the Company’s reinsurance structure, the insured’s SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company’s extensive, proprietary databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of the individual losses.  As previously noted, our claims vary widely in scope and complexity.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in the Company’s fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimations, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions

Management is aware of the potential for variation from the reserves established at any particular point in time.  Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios.  The Company’s reserve selections are developed to be a “best estimate” of unpaid loss at a point in time and, due to the unique nature of our exposures, particularly in the large fleet transportation excess product where insured’s policies of insurance combine large self-insured retentions with high policy limits, ranges of reserve estimates are not established during the reserving process.  However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

•	Consistency in the individual case reserving processes

•	The selection of loss development factors in the establishment of bulk reserves for incurred but reported losses and loss expenses

•	Projected future loss trend

•
Expected loss ratios for the current book of business, particularly the Company’s fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company’s selected loss reserve estimates could be 10%, or more, redundant or deficient.  The majority of the Company’s reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relates to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company’s fleet transportation products for policies subject to certain major reinsurance treaties (approximately $152.5 million, or approximately 34% of carried direct reserves for directly produced property and casualty business).  The following table presents the approximate impacts on gross and net loss reserves of both a 10 percentage point and 20 percentage point increase or decrease in the loss factors actually utilized in the Company’s reserve determination at December 31, 2014.  The Company’s selection of the range of values presented should not be construed as the Company’s prediction of future events, but rather simply an illustration of the impact of such events, should they occur:

	10 Point Increase	10 Point Decrease	20 Point Increase	20 Point Decrease
Gross reserves	$54.8 million	$46.2 million	$109.9 million	$69.4 million
Net reserves	$23.3 million	$20.5 million	$63.7 million	$29.7 million

The variation in impact from loss ratio increases and decreases is attributable to minimum and maximum premium rate factors included in the various reinsurance contracts.

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax is based on items of income and expense which are reported in different years in the financial statements and tax returns and are measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2014	2013
Total deferred tax liabilities	$(37,493)	$(34,377)
Total deferred tax assets	17,520	17,526
Net deferred tax liabilities	$(19,973)	$(16,851)

Deferred tax assets at December 31, 2014, include approximately $11.0 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $2.0 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company’s investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $2.2 and $0.5 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2014.

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

Market Risk

The Company operates within the property and casualty insurance industry and, accordingly, has significant invested assets which are exposed to various market risks.  These market risks relate to interest rate fluctuations, credit risks, equity security market prices and, to a lesser extent, foreign currency rate fluctuations.  All of the Company's invested assets, with the exception of investments in limited partnerships, are classified as available for sale.

Based on the structure of the Company’s investment portfolio, the most potentially significant of the three identified market risks relates to prices in the equity security market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2014 was $162.1 million or approximately 21% of invested assets.  This market valuation includes $83.3 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in Critical Accounting Policies in this report.  All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company’s share of net income reported by the limited partnerships often includes significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company’s other investments, where appreciation is recognized as income only when a security is actually sold.

The Company's fixed maturity portfolio totaled $451.8 million at December 31, 2014.  Approximately 49% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  75% of the portfolio matures within 5 years; and the average contractual maturity of the Company's fixed maturity investments is approximately 4.8 years with an average modified duration of approximately 2.0 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

There is an inverse relationship between interest rate fluctuations and the fair value of the Company's fixed maturity investments.  Additionally, the fair value of interest rate sensitive instruments may be affected by the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment, currency fluctuations for non-U.S. debt holdings and other general market conditions.  The Company monitors its sensitivity to interest rate risk by measuring the change in fair value of its fixed maturity investments relative to hypothetical changes in interest rates.

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

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2014:
Fixed maturities
U.S. government obligations	$101,094	$(1,208)	$-
Residential mortgage-backed securities	6,066	(198)	-
Commercial mortgage-backed securities	36,440	(1,183)	-
State and municipal obligations	113,777	(3,224)	-
Corporate securities	166,966	(5,646)	-
Foreign government obligations	27,466	(922)	-
Total fixed maturities	451,809	(12,381)	-
Equity securities:
Financial institutions	25,343	-	(2,534)
Industrial & miscellaneous	136,764	-	(13,676)
Total equity securities	162,107	-	(16,210)
Limited partnerships	81,230	-	(5,450)
Short-term	2,966	-	-
Total	$698,112	$(12,381)	$(21,660)

2013:
Fixed maturities
U.S. government obligations	$113,389	$(1,666)	$-
Residential mortgage-backed securities	13,252	(759)	-
Commercial mortgage-backed securities	28,565	(1,635)	-
State and municipal obligations	115,250	(2,512)	-
Corporate securities	137,215	(5,519)	-
Foreign government obligations	23,879	(792)	-
Total fixed maturities	431,550	(12,883)	-
Equity securities:
Financial institutions	18,850	-	(1,885)
Industrial & miscellaneous	126,978	-	(12,698)
Total equity securities	145,828	-	(14,583)
Limited partnerships	68,988	-	(4,609)
Short-term	4,891	-	-
Total	$651,257	$(12,883)	$(19,192)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2014:
Fixed maturities
U.S. government obligations	$101,094	$(1,800)	$-
Residential mortgage-backed securities	6,066	(297)	-
Commercial mortgage-backed securities	36,440	(1,787)	-
State and municipal obligations	113,777	(4,724)	-
Corporate securities	166,966	(8,333)	-
Foreign government obligations	27,466	(1,366)	-
Total fixed maturities	451,809	(18,307)	-
Equity securities:
Financial institutions	25,343	-	(3,801)
Industrial & miscellaneous	136,764	-	(20,515)
Total equity securities	162,107	-	(24,316)
Limited partnerships	81,230	-	(8,175)
Short-term	2,966	-	-
Total	$698,112	$(18,307)	$(32,491)

2013:
Fixed maturities
U.S. government obligations	$113,389	$(2,483)	$-
Residential mortgage-backed securities	13,252	(1,105)	-
Commercial mortgage-backed securities	28,565	(2,382)	-
State and municipal obligations	115,250	(3,720)	-
Corporate securities	137,215	(8,125)	-
Foreign government obligations	23,879	(1,171)	-
Total fixed maturities	431,550	(18,986)	-
Equity securities:
Financial institutions	18,850	-	(2,828)
Industrial & miscellaneous	126,978	-	(19,047)
Total equity securities	145,828	-	(21,875)
Limited partnerships	68,988	-	(6,914)
Short-term	4,891	-	-
Total	$651,257	$(18,986)	$(28,789)

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2014.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$506.1	$175.6	$149.3	$60.2	$121.0

Investment commitments	17.9	17.9	-	-	-

Operating leases	0.4	0.1	0.3	-	-

Borrowings	20.0	20.0	-	-	-

Total	$544.4	$213.6	$149.6	$60.2	$121.0

The Company’s loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $220.2 million at December 31, 2014, or 40% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout but could lag such payments by several months in some instances.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments and unfunded bridge loan obligations at December 31, 2014.  The actual call dates for such funding could vary from that presented.

Borrowings made under a line of credit can be called by the bank, under certain circumstances, with short notice.  The line of credit has a current expiration of September 23, 2018; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2014

BALDWIN & LYONS, INC.

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 6, 2015

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2014	2013
	(dollars in thousands)
Assets
Investments:
Fixed maturities	$451,809	$431,550
Equity securities	162,107	145,828
Limited partnerships	81,230	68,988
Short-term and other	2,966	4,891
	698,112	651,257

Cash and cash equivalents	64,632	59,297
Accounts receivable--less allowance (2014, $605; 2013, $615)	98,144	100,830
Accrued investment income	3,682	3,448
Reinsurance recoverable	220,221	195,568
Prepaid reinsurance premiums	2,274	1,057
Deferred policy acquisition costs	2,263	2,319
Property and equipment--less accumulated depreciation
$(2014, 13,777; 2013, $15,835)	43,815	36,329
Other assets	9,413	19,051
Current federal income taxes recoverable	1,691	3,114
	$1,144,247	$1,072,270

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$506,102	$474,470
Unearned premiums	35,019	36,693
	541,121	511,163

Reinsurance payable	46,338	39,122
Short-term borrowings	20,000	10,000
Depository liabilities	48,893	57,544
Accounts payable and other liabilities	68,426	55,866
Deferred federal income taxes	19,973	16,851
	744,751	690,546
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2014 - 2,623,109; 2013 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2014 - 12,356,389; 2013 - 12,304,191 shares	527	525
Additional paid-in capital	51,854	50,594
Unrealized net gains on investments	51,840	49,089
Foreign exchange adjustment	390	1,401
Retained earnings	294,773	280,003
	399,496	381,724
	$1,144,247	$1,072,270

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2014	2013	2012
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$261,627	$252,743	$237,461
Net investment income	9,055	8,770	9,930
Commissions and other income	6,430	5,944	5,722
Net realized gains on investments, excluding
impairment losses	15,619	24,257	9,899
Total other-than-temporary impairment losses on investments	(689)	(744)	(894)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	-	2	6
Net realized gains on investments	14,930	23,515	9,011
	292,042	290,972	262,124
Expenses:
Losses and loss expenses incurred	159,596	150,701	138,088
Other operating expenses	88,048	85,361	77,430
	247,644	236,062	215,518
Income before federal income taxes	44,398	54,910	46,606

Federal income taxes	14,681	18,322	14,687
Net income	$29,717	$36,588	$31,919

Per share data:
Basic and diluted earnings	$1.98	$2.45	$2.15

Consolidated Statements of Comprehensive Income
Baldwin & Lyons, Inc. and Subsidiaries

	2014	2013	2012
	(dollars in thousands)

Net income	$29,717	$36,588	$31,919

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized holding net gains arising during the period	7,835	23,711	10,148
Less: reclassification adjustment for net gains
included in net income	(5,084)	(10,089)	(1,273)
	2,751	13,622	8,875

Foreign currency translation adjustments	(1,011)	(575)	217

Other comprehensive income	1,740	13,047	9,092

Comprehensive income	$31,457	$49,635	$41,011

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2014	2013	2012
	(dollars in thousands)

Shareholders' equity at beginning of year	$381,724	$346,712	$319,061

Net income	29,717	36,588	31,919

Other comprehensive income	1,740	13,047	9,092

Cash dividends paid to shareholders	(14,947)	(14,943)	(14,886)

Issuance of common stock	1,262	320	1,526

Shareholders' equity at end of year:	$399,496	$381,724	$346,712

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2014	2013	2012
	(dollars in thousands)
Operating activities
Net income	$29,717	$36,588	$31,919
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	3,230	(16,488)	(13,089)
Change in accrued investment income	(234)	939	(50)
Change in reinsurance recoverable on paid losses	(2,785)	(1,618)	537
Change in losses and loss expenses reserves net of reinsurance	7,545	(1,264)	(2,289)
Change in other assets, other liabilities and current income taxes	(4,847)	29,892	29,850
Amortization of net policy acquisition costs	25,075	26,592	26,772
Net policy acquisition costs deferred	(25,019)	(25,819)	(25,285)
Provision for deferred income taxes	1,640	939	3,868
Bond amortization	4,235	5,068	6,055
(Gain) loss on sale of property	474	(27)	10
Depreciation	4,797	4,300	4,981
Net realized gains on investments	(14,930)	(23,515)	(9,011)
Compensation expense related to restricted stock	1,262	320	1,526
Net cash provided by operating activities	30,160	35,907	55,794

Investing activities
Purchases of fixed maturities and equity securities	(288,283)	(369,259)	(320,434)
Purchases of limited partnership interests	(6,886)	(3,568)	(2,154)
Distributions from limited partnerships	1,752	2,528	3,957
Proceeds from maturities	98,714	129,113	150,652
Proceeds from sales of fixed maturities	167,406	207,723	103,106
Proceeds from sales of equity securities	19,263	29,858	8,674
Net sales (purchases) of short-term investments	1,925	(690)	(529)
Decrease in principal of notes receivable from employees	-	-	1,252
Purchases of property and equipment	(13,451)	(28,607)	(4,054)
Proceeds from disposals of property and equipment	693	261	228
Net cash used in investing activities	(18,867)	(32,641)	(59,302)

Financing activities
Dividends paid to shareholders	(14,947)	(14,943)	(14,886)
Drawings on line of credit	10,000	-	-
Net cash used in financing activities	(4,947)	(14,943)	(14,886)

Effect of foreign exchange rates on cash and cash equivalents	(1,011)	(575)	217

Increase (decrease) in cash and cash equivalents	5,335	(12,252)	(18,177)
Cash and cash equivalents at beginning of year	59,297	71,549	89,726
Cash and cash equivalents at end of year	$64,632	$59,297	$71,549

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

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership’s net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its statements of operations, its proportionate share of the investee’s unrealized as well as realized investment gains or losses.

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

Note B - Investments

The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2014:
Fixed maturities:
U.S. government obligations	$101,094	$101,058	$108	$(72)	$36
Residential mortgage-backed securities	6,066	5,830	273	(37)	236
Commercial mortgage-backed securities	36,440	36,210	630	(400)	230
State and municipal obligations	113,777	113,133	784	(140)	644
Corporate securities	166,966	170,822	2,005	(5,861)	(3,856)
Foreign government obligations	27,466	28,332	114	(980)	(866)
Total fixed maturities	451,809	455,385	3,914	(7,490)	(3,576)
Equity securities:
Financial institutions	25,343	10,100	15,303	(60)	15,243
Industrial & miscellaneous	136,764	68,678	70,260	(2,174)	68,086
Total equity securities	162,107	78,778	85,563	(2,234)	83,329
Total	$613,916	$534,163	$89,477	$(9,724)	79,753

				Applicable federal income taxes	(27,913)

				Net unrealized gains - net of tax	$51,840

2013:
Fixed maturities:
U.S. government obligations	$113,389	$113,348	$81	$(40)	$41
Residential mortgage-backed securities	13,252	12,058	1,334	(140)	1,194
Commercial mortgage-backed securities	28,565	28,406	308	(149)	159
State and municipal obligations	115,250	115,278	407	(435)	(28)
Corporate securities	137,215	136,991	3,207	(2,983)	224
Foreign government obligations	23,879	23,689	588	(398)	190
Total fixed maturities	431,550	429,770	5,925	(4,145)	1,780
Equity securities:
Financial institutions	18,850	7,780	11,171	(101)	11,070
Industrial & miscellaneous	126,978	64,307	63,009	(338)	62,671
Total equity securities	145,828	72,087	74,180	(439)	73,741
Total	$577,378	$501,857	$80,105	$(4,584)	75,521

				Applicable federal income taxes	(26,432)

				Net unrealized gains - net of tax	$49,089

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2014			2013
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	591	$176,756	$(6,083)	451	$123,145	$(3,105)
Greater than 12 months	140	27,667	(1,407)	53	18,249	(1,040)
Total fixed maturities	731	204,423	(7,490)	504	141,394	(4,145)
Equity securities:
12 months or less	33	13,538	(2,170)	10	1,682	(204)
Greater than 12 months	3	686	(64)	2	1,980	(235)
Total equity securities	36	14,224	(2,234)	12	3,662	(439)
Total	767	$218,647	$(9,724)	516	$145,056	$(4,584)

Unrealized losses in the Company’s fixed maturity portfolio are generally the result of interest rate or foreign currency fluctuations as well as the disruption of credit markets occasioned by financial market turmoil such as that associated with recent oil price declines.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2014 is approximately 4% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and based on that evaluation the Company has the ability and intent to hold these investments for a period sufficient to allow for recovery of fair value.  Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2014.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2014, by contractual maturity, is shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$130,407	28.9%	$130,322	28.6%
Excess of one year to five years	189,182	41.9	192,990	42.4
Excess of five years to ten years	47,209	10.4	48,176	10.6
Excess of ten years	9,377	2.1	8,744	1.9
Total maturities	376,175	83.3	380,232	83.5
Asset-backed securities	75,634	16.7	75,153	16.5
	$451,809	100.0%	$455,385	100.0%

Note B – Investments (continued)

Major categories of investment income for the years ended December 31 are summarized as follows:

		2014	2013	2012
Interest on fixed maturities		$8,806	$9,023	$10,052
Dividends on equity securities		2,693	2,166	2,121
Money market funds, Short-term and other		37	49	43
		11,536	11,238	12,216
Investment expenses		(2,481)	(2,468)	(2,286)
	Net investment income	$9,055	$8,770	$9,930

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2014	2013	2012
Fixed maturities:
Gross gains	$6,480	$7,235	$3,860
Gross losses	(4,596)	(4,371)	(3,961)
Net gains (losses)	1,884	2,864	(101)

Equity securities:
Gross gains	7,467	15,374	3,191
Gross losses	(1,529)	(2,718)	(1,131)
Net gains	5,938	12,656	2,060

Limited partnerships - net gain	7,108	7,995	7,052

Total net gains	$14,930	$23,515	$9,011

Shareholders' equity includes approximately $28,596, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2014.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2014	2013	2012

Cumulative charges to income at beginning of year	$6,770	$7,773	$8,178

Writedowns based on objective and subjective criteria	689	742	888
Recovery of prior writedowns upon sale or disposal	(291)	(1,745)	(1,293)
Net pre-tax realized gain (loss)	(398)	1,003	405

Cumulative charges to income at end of year	$7,168	$6,770	$7,773

Addition (reduction) to earnings per share from net
after-tax OTI gain (loss)	$(.02)	$.04	$.02

Unrealized gain on investments previously
written down at end of the year - see note below	$17,127	$13,129	$8,158

Note:  Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

Note B – Investments (continued)

There is no primary or secondary market for the Company’s investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $2,868 to various limited partnerships as of December 31, 2014.

The Company has invested a total of $23,000 in two limited partnerships, with an aggregate estimated value of $46,987 at December 31, 2014, that are managed by organizations in which four directors of the Company are executive officers, directors or owners.  The Company’s ownership interest in these limited partnerships ranges from 5% to 16%.  These limited partnerships added $7,088, $1,154 and $2,485, net of fees, to investment gains in 2014, 2013 and 2012, respectively.  During 2014, 2013 and 2012, the Company has recorded management fees of $697, $640 and $650, respectively, and performance-based fees of $0, $18 and $0, respectively, to these organizations for management of these limited partnerships.  The Company has been informed that the fee rates applied to its investments in these limited partnerships are the same as, or lower than, the fee rates charged to unaffiliated customers for similar investments.

The Company utilized the services of a broker-dealer firm of which two directors of the Company are employees or partial owners.  This broker-dealer serves as agent for purchases and sales of securities and manages an equity securities portfolio and fixed maturity portfolio with market values of approximately $3,334 and $19,822, respectively, at December 31, 2014.  The Company has been informed that commission and management rates charged by this broker-dealer to the Company are commensurate with rates charged to non-affiliated customers for similar investments.  Total commissions and net fees earned by the broker-dealer and affiliates on these transactions and for advice and consulting were approximately $212, $239 and $186 during 2014, 2013 and 2012, respectively.

The Company’s limited partnerships include one significant investment which invests in public and private equity markets in India.  This limited partnership investment’s value as of December 31, 2014 and 2013 was $29,868 and $22,692, respectively.  At December 31, 2014, the Company’s estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of earnings (losses) from this limited partnership investment was $7,176, ($3,176) and $2,404 in 2014, 2013 and 2012, respectively.  The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2014	2013	2012
Total assets	$565,500	$493,028	$641,071
Total partners' capital	542,700	444,337	559,745
Net increase (decrease) in partners' capital resulting from operations	125,700	(64,550)	60,734

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $76,406 and $63,447 at December 31, 2014 and 2013, respectively.

Short-term investments at December 31, 2014 include $2,966 in time certificates of deposit issued by a Bermuda bank.

The Company’s fixed maturities are over 85% invested in investment grade fixed maturity investments.  The Company has a total of $15,430, representing five different investments, of fixed maturity investments which were originally issued with guarantees by two different third party insurance companies, with the largest exposure to a single investment being $5,150.  The average S&P credit rating of such investments, with consideration of the guarantee, is AA.  The average S&P underlying credit rating of such investments, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $66,817 of fixed maturity investments (8.8% of total invested assets) consists of bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments and have a $3,188 net unrealized loss position at December 31, 2014.

As of December 31, 2014, the Company had committed funds totaling $7,850 related to two bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2014	2013	2012
Reserves at the beginning of the year	$288,088	$289,236	$290,092

Provision for losses and loss expenses:
Claims occurring during the current year	169,950	156,264	147,963
Claims occurring during prior years	(10,354)	(5,563)	(9,875)
Total incurred	159,596	150,701	138,088

Loss and loss expense payments:
Claims occurring during the current year	59,826	47,908	44,941
Claims occurring during prior years	92,275	103,941	94,003
Total paid	152,101	151,849	138,944

Reserves at the end of the year	295,583	288,088	289,236

Reinsurance recoverable on unpaid losses at the end of the year	210,519	186,382	166,218
Reserves, gross of reinsurance
recoverable, at the end of the year	$506,102	$474,470	$455,454

The table above shows that a savings of $10,354 was developed during 2014 in the settlement of claims occurring on or before December 31, 2013 with comparative developments for the two previous calendar years.  The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2014	2013	2012

Property and casualty insurance	$(5,423)	$(1,725)	$(7,111)
Reinsurance	(4,931)	(3,838)	(2,764)
Totals	$(10,354)	$(5,563)	$(9,875)

Favorable loss development is influenced by the Company’s long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company’s property reinsurance business are established partially by the ceding reinsurers although the Company routinely adjusts such reserves if management determines that additional reserves could be necessary.  Accordingly, there is potential for fluctuations in loss developments related to reinsurance assumed to be more pronounced than those experienced on directly produced business which is reserved entirely by Company personnel.  In addition, changes in the Company’s net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company’s reserves at December 31, 2014 and 2013.

Loss reserves on certain permanent total disability workers’ compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%.  At December 31, 2014 and 2013, loss reserves have been reduced by approximately $3,129 and $5,885, respectively.  Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.  Loss reserves have been reduced by

Note C - Loss and Loss Expense Reserves (continued)

estimated salvage and subrogation recoverable of approximately $7,158 and $8,115 at December 31, 2014 and 2013, respectively.

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

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies and, prior to January 1, 2014, under retrocessions from other reinsurers for catastrophic property coverages.  Accordingly, the occurrence of catastrophic events can have a significant impact on the Company's operations.  The Company also assumes reinsurance from direct writing insurance companies for casualty insurance coverages.  In addition, the insurance subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer’s portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have not been material in relation to the Company’s operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company’s net premium written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2014	2013	2012	2014	2013	2012
Direct	$343,200	$314,784	$284,200	$342,656	$313,842	$287,982
Ceded on direct	(118,942)	(112,967)	(105,292)	(117,973)	(111,057)	(101,396)
Net direct	224,258	201,817	178,908	224,683	202,785	186,586

Assumed	39,188	54,692	57,086	38,219	52,783	53,191
Ceded on assumed	(1,275)	(2,825)	(2,316)	(1,275)	(2,825)	(2,316)
Net assumed	37,913	51,867	54,770	36,944	49,958	50,875

Net	$262,171	$253,684	$233,678	$261,627	$252,743	$237,461

Net losses and loss expenses incurred for 2014, 2013 and 2012 have been reduced by ceded reinsurance recoveries of approximately $105,891, $107,321 and $90,899, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company’s net direct business were not material.

Net losses and loss expenses incurred for 2014, 2013 and 2012 include approximately $23,163, $20,014 and $16,486, respectively, net of retrocessional recoveries of $20,000 during 2012, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31 are as follows:
	2014	2013
Case unpaid losses, net of valuation allowance	$143,403	$133,484
Incurred but not reported unpaid losses and loss expenses	66,325	52,157
Paid losses and loss expenses	6,910	4,126
Unearned premiums	3,583	5,801
	$220,221	$195,568

Note E - Income Taxes

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2014	2013
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$27,914	$26,432
Deferred acquisition costs	1,341	1,829
Salvage and subrogation	2,373	2,638
Limited partnership investments	4,636	2,612
Other	1,229	866
Total deferred tax liabilities	37,493	34,377

Deferred tax assets:
Loss and loss expense reserves	10,973	11,071
Unearned premiums discount	2,201	2,162
Other-than-temporary investment declines	2,049	2,053
Deferred compensation	1,565	880
Deferred ceding commission	549	1,018
Other	183	342
Total deferred tax assets	17,520	17,526

Net deferred tax liabilities	$(19,973)	$(16,851)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2014	2013	2012

Statutory federal income rate applied to pretax income	$15,539	$19,218	$16,312
Tax effect of (deduction):
Tax-exempt investment income	(924)	(811)	(933)
Net reduction of tax positions	(75)	(116)	(693)
Other	141	31	1
Federal income tax expense	$14,681	$18,322	$14,687

Federal income tax expense consists of the following:
	2014	2013	2012
Taxes on pre-tax income:
Current	$13,041	$17,383	$10,819
Deferred	1,640	939	3,868
	$14,681	$18,322	$14,687

Note E – Income Taxes (continued)

The components of the provision for deferred federal income taxes are as follows:

		2014	2013	2012
Limited partnerships		$2,025	$1,058	$3,013
Discounts of loss and loss expense reserves		113	313	(57)
Unearned premium discount		(38)	(65)	265
Deferred compensation		(685)	(146)	112
Other-than-temporary investment declines		(19)	680	169
Deferred acquisitions costs and ceding commission		(20)	(271)	(520)
Other		264	(630)	886
	Provision for deferred federal income tax	$1,640	$939	$3,868

Cash flows related to federal income taxes paid, net of refunds received, for 2014, 2013 and 2012 were $11,619, $17,250 and $3,661, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2014 or 2013.  As of December 31, 2014, the calendar years 2011 through 2014 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2014 or 2013.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company’s effective tax rate.  Amounts accrued for the payment of interest at December 31, 2014, 2013 and 2012 were not material.

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
							Additional
		Class A			Class B		Paid-in
	Shares		Amount	Shares		Amount	Capital
Balance at January 1, 2012	2,623,109		$112	12,225,348		$522	$48,751
Restricted stock grants	-		-	64,687		2	1,524
Balance at December 31, 2012	2,623,109		112	12,290,035		524	50,275
Restricted stock grants	-		-	14,156		1	319
Balance at December 31, 2013	2,623,109		112	12,304,191		525	50,594
Restricted stock grants	-		-	52,198		2	1,260
Balance at December 31, 2014	2,623,109		$112	12,356,389		$527	$51,854

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.  The Company paid a total of $14,947, $14,943 and $14,886, or $1.00 per share, in dividends for the years 2014, 2013 and 2012, respectively.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

		2014	2013	2012
Amortization of gross deferred policy acquisition costs		$48,872	$47,414	$41,957
Other underwriting expenses		37,830	35,281	27,242
Expense allowances from reinsurers		(23,797)	(20,822)	(15,185)
	Total underwriting expenses	62,905	61,873	54,014

Operating expenses of non-insurance companies		25,143	23,488	23,416
	Total other operating expenses	$88,048	$85,361	$77,430

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the “Plan”) which covers nearly all employees who have completed one year of service.  The Company's contributions to the Plan for 2014, 2013 and 2012 were $1,798, $1,798 and $1,539, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  A limited number of shares have ever been repurchased under the 1981 Plan.  At December 31, 2014, there were 121,286 shares (Class A) and 339,546 shares (Class B) outstanding which remain eligible for repurchase by the Company.

The Company maintains one restricted stock unit plan which is described below.

Restricted Stock:

Each year, beginning in 2009, the Company has issued shares of class B restricted stock to the Company’s outside directors.  The shares serve as the annual retainer compensation for the outside directors for the periods shown below.  The shares are distributed on the vesting date and have a total value of $440 for each of the annual periods.  The table below provides detail of the stock issuances for 2014, 2013 and 2012:

Effective	Number of Shares	Vesting		Value
Date	Issued	Date	Period	Per Share

5/8/2012	20,119	5/8/2013	7/1/2012 - 6/30/2013	$21.87

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Director compensation cost associated with restricted stock grants of $440 was charged against income for the restricted stock units for 2014, 2013 and 2012.

Effective February 4, 2014, the Company issued 45,678 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent a portion of the calendar year 2013 compensation to certain executives under the terms of the Company’s Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on

Note I - Stock Purchase and Option Plans (continued)

the day the award was granted.  Each share was valued at $23.81 per share representing a total value of $1,088.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 4, 2015, the Company issued 36,646 shares of class B restricted stock to certain of the Company’s executives.  The restricted shares will be paid solely in the Company’s class B stock.  The restricted shares represent a portion of the calendar year 2014 compensation to certain executives under the terms of the Company’s Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.29 per share representing a total value of $853.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

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

The following table provides certain profit and loss information for each reportable segment for the years ended

December 31:

		2014	2013	2012
Direct and assumed premium written:
Property and casualty insurance		$343,200	$314,784	$284,200
Reinsurance		39,188	54,692	57,086
	Totals	$382,388	$369,476	$341,286

Net premium earned:
Property and casualty insurance		$224,683	$202,785	$186,586
Reinsurance		36,944	49,958	50,875
	Totals	$261,627	$252,743	$237,461

Underwriting gain:
Property and casualty insurance		$32,663	$25,558	$23,491
Reinsurance		2,147	12,278	20,567
	Totals	$34,810	$37,836	$44,058

Note J - Reportable Segments (continued)

The following table reconciles reportable segment profits to the Company’s consolidated income before federal income taxes:

		2014	2013	2012
Profit:
Underwriting gain		$34,810	$37,836	$44,058
Net investment income		9,055	8,770	9,930
Net realized gains on investments		14,930	23,515	9,011
Corporate expenses		(14,397)	(15,211)	(16,393)
	Income before federal income taxes	$44,398	$54,910	$46,606

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc. and certain of its subsidiaries and related entities (“FedEx”) represents approximately $8,191, $15,615 and $19,052 of the Company’s consolidated direct and assumed premium written in 2014, 2013 and 2012, respectively.

An additional $208,580, $177,389 and $146,447 for 2014, 2013 and 2012, respectively, is placed with the Company by a non-affiliated broker on behalf of independent contractors of this same customer but is not dependent upon the direct business with this customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2014	2013	2012

Average share outstanding for basic earnings per share	14,963,959	14,906,416	14,838,767

Dilutive effect of share equivalents	11,935	17,345	29,482

Average shares outstanding for diluted earnings per share	14,975,894	14,923,761	14,868,249

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above self-insured retentions ("SIR") and also writes policies that contain per-claim deductibles.  Those losses and claims that fall within the SIR limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds’ payment of claims within the SIR.  Further, specified portions of losses and claims incurred under large deductible policies, while obligations of the Company, are contractually reimbursable to the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured’s default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash.  At December 31, 2014, the Company held collateral in the aggregate amount of $234,312.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured’s default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested

Note L - Concentrations of Credit Risk (continued)

immediately.  Because collateral amounts contain numerous estimates of the Company’s exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured’s default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 42% of shareholders' equity at December 31, 2014.

In addition, the Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $269,114 at December 31, 2014.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers net of collateral and offsets were $36,273 and $12,002 at December 31, 2014.

Investments in limited partnerships include an aggregate of $46,987 invested in two limited partnerships, New Vernon India Fund and New Vernon Global Opportunity Fund which are managed by organizations in which four directors of the Company are executive officers, directors and owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency primarily focusing on the needs of the transportation industry including trucking independent contractors as well as fleet trucking companies for a cash purchase price of $3,500.  The acquisition is part of the Company’s property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheets and have recorded amortization of intangible assets of $4, $17 and $28 during 2014, 2013, and 2012, respectively.  Accumulated amortization of intangible assets was $179 and $175 as of December 31, 2014 and 2013, respectively.

Note N – Debt

The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $20,000 and $10,000 as of December 31, 2014 and 2013, respectively.  At December 31, 2014, the effective interest rate was 1.26%.  The Company has $20,000 remaining unused under the line of credit at December 31, 2014.  The current outstanding borrowings were used for general corporate purchases.

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

As of December 31, 2014:
Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$101,094	$-	$101,094	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	36,440	-	36,440	-
State and municipal obligations	113,777	-	113,777	-
Corporate securities	164,068	-	151,860	12,208
Options embedded in convertible securities	2,898	-	2,898	-
Foreign government obligations	27,466	-	27,466	-
Total fixed maturities	451,809	-	439,601	12,208
Equity securities:
Financial institutions	25,343	25,343	-	-
Industrial & miscellaneous	136,764	136,764	-	-
Total equity securities	162,107	162,107	-	-
Short term	2,966	2,966	-	-
Cash equivalents	59,309	-	59,309	-
Total	$676,191	$165,073	$498,910	$12,208

As of December 31, 2013:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$113,389	$113,389	$-	$-
Residential mortgage-backed securities	13,252	-	13,252	-
Commercial mortgage-backed securities	28,565	-	28,565	-
State and municipal obligations	115,250	-	115,250	-
Corporate securities	134,635	-	134,635	-
Options embedded in convertible securities	2,580	-	2,580	-
Foreign government obligations	23,879	-	23,879	-
Total fixed maturities	431,550	113,389	318,161	-
Equity securities:
Financial institutions	18,850	18,850	-	-
Industrial & miscellaneous	126,978	126,978	-	-
Total equity securities	145,828	145,828	-	-
Short term	4,891	4,891	-	-
Cash equivalents	52,002	-	52,002	-
Total	$634,271	$264,108	$370,163	$-

Note O – Fair Value (continued)

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of a portfolio of corporate convertible bonds.  The corporate convertible bonds are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 during 2014 relate to securities previously classified as Level 2.  There were transfers into Level 3 during 2013.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2014	2013
Beginning of period balance	$-	$11,682
Total gains or losses (realized or unrealized)
included in income	-	1,017
Purchases	-	1,258
Settlements	-	(6,698)
Transfers into Level 3	12,208	(7,259)
End of period balance	$12,208	$-

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  The U.S. government obligations were transferred to Level 2 during 2014 based on market data as well as other factors including region, price type and provider on each asset. There were no significant transfers of assets between Level 1 and Level 2 during 2013 and 2012.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheet at December 31, 2014 and 2013 is as follows:

	Carrying	Fair Value
2014:	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$81,230	$-	$-	$81,230	$81,230

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

2013:
Assets:
Limited partnerships	$68,988	$-	$-	$68,988	$68,988

Liabilities:
Short-term borrowings	10,000	-	10,000	-	10,000

Note P - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
		2014					2013
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$63,842	$62,905	$65,947	$68,933		$61,098	$61,775	$64,448	$65,422
Net investment income	2,294	2,090	2,073	2,599		2,410	1,985	2,192	2,183
Net gains on investments	4,070	8,089	658	2,113		14,347	719	1,430	7,019
Losses and loss expenses incurred	39,289	40,282	38,693	41,332		34,533	38,343	36,967	40,858

Net income	6,361	9,340	5,770	8,246		14,943	4,907	7,771	8,967

Net income per share - diluted	$.42	$.62	$.39	$.55		$1.00	$.33	$.52	$.60

Note Q - Statutory

Net income of the insurance subsidiaries, all of which are wholly owned, as determined in accordance with statutory accounting practices, was $27,143, $30,886 and $29,262 for 2014, 2013 and 2012, respectively.  Consolidated statutory capital and surplus for these subsidiaries was $398,762 and $377,209 at December 31, 2014 and 2013, respectively, of which $64,400 may be transferred by dividend or loan to the parent company during calendar year 2015 with proper notification to, but without approval from, regulatory authorities.  An additional $238,096 of shareholders’ equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities, although it is unlikely that transfers of this size would be practical.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital (“RBC”) requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.    At December 31, 2014 the minimum statutory capital and surplus requirements of the insurance subsidiaries was $94,892.  Actual consolidated statutory capital and surplus at December 31, 2014 exceeded this requirement by $303,870, which equals to 320% of minimum RBC.

Note R - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2014, 2013 and 2012 was $330, $1,324 and $1,506, respectively.  At December 31, 2014, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2015	144
2016	138
2017	106
2018	-
2019	-
Thereafter	-
Total minimum payments required	$388

Note S – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2014	2013
Investments:
Total unrealized gain before federal income taxes	$79,753	$75,521
Deferred tax liability	(27,913)	(26,432)
Net unrealized gains on investments	51,840	49,089

Foreign exchange adjustment:
Total unrealized gains	600	2,155
Deferred tax liability	(210)	(754)
Net unrealized gains on foreign exchange adjustment	390	1,401

Accumulated other comprehensive income	$52,230	$50,490

Note S – Accumulated Other Comprehensive Income (continued)

Other comprehensive income reclassification adjustments for the years ended December 31 are as follows:

	2014	2013	2012
Investments:
Pre-tax holding gains on debt and equity
securities arising during period	$12,055	$36,477	$15,612
Less: applicable federal income taxes	4,220	12,766	5,464
	7,835	23,711	10,148

Pre-tax gains on debt and equity securities
included in net income during period	7,823	15,520	1,959
Less: applicable federal income taxes	2,739	5,431	686
	5,084	10,089	1,273

Change in unrealized gains on investments	$2,751	$13,622	$8,875

Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2014	2013	2012

Beginning accumulated other comprehensive income	$50,490	$37,443	$28,351
Change in foreign exchange adjustment	(1,011)	(575)	217
Change in unrealized net gains on investments	2,751	13,622	8,875
Ending accumulated other comprehensive income	$52,230	$50,490	$37,443

	2014	2013	2012

Beginning retained earnings	$280,003	$258,358	$241,325
Net income	29,717	36,588	31,919
Dividends	(14,947)	(14,943)	(14,886)
Ending retained earnings	$294,773	$280,003	$258,358

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2014, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting the Company to material information required to be disclosed in reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or reasonably likely to materially affect, the internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Indianapolis, IN
March 6, 2015

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

The executive officers of the Company are expected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.  Except as otherwise indicated, the occupation of each officer during the past five years has been in his current position with the Company.

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2014:

Name	Age	Title	Served in Such Capacity Since
Joseph J. DeVito	63	CEO, President and COO	2010 (1)
Gary W. Miller	74	Chairman	2010 (2)
G. Patrick Corydon	66	Executive Vice President and CFO	2008 (3)
William R. Birchfield	51	Executive Vice President	2014 (4)
Craig C. Morfas	55	Executive Vice President and Secretary	2012 (5)

(1)  Mr. DeVito was elected Chief Executive Officer in December, 2010.  He previously served as President and Chief Operating Officer from 2007 until 2010 and has served in various capacities since 1981.

(2) Mr. Miller was elected Chairman in December, 2010. He was previously Chairman and CEO from 1997 until 2010 and has served in various capacities since 1965.

(3) Mr. Corydon was elected Executive Vice President in 2008 and has served as CFO since 1979.

(4) Mr. Birchfield was elected Executive Vice President in April, 2014. He previously served as Vice President of the Company from 2013 until 2014.

(5) Mr. Morfas was elected Executive Vice President in February, 2012. He served as Vice President and Secretary of the Company from 2008 until 2012 and has served in various capacities since1986.

Code of Conduct

The Board of Directors has adopted a Code of Business Conduct (the Code) as our code of ethics document which is applicable to all directors, officers at the vice president level and above as well as certain other employees with control over accounting data.  The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to comply with applicable laws, rules and regulations and to provide accurate and timely disclosure in our filings with the SEC and other public communications.

The Code is available on the Corporation’s website at www.baldwinandlyons.com. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  Any amendments are properly posted.  Copies can also be obtained by contacting our investor relations at pcorydon@baldwinandlyons.com or by written request to Baldwin & Lyons, Inc., Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

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

Consolidated Balance Sheets - December 31, 2014 and 2013
Consolidated Statements of Operations - Years ended December 31, 2014, 2013 and 2012 Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity - Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows - Years ended December 31, 2014, 2013 and 2012
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
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC
(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

Number & Caption from
Exhibit Table of
Item 601 of Regulation S-K	Exhibit Number and Description

(32) (Certification)	EXHIBIT 32--
Certification of CEO and CFO pursuant to Section 906 of the
Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2014 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 72 through 78 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2014

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	101,058	101,094	101,094
Mortgage-backed securities	42,040	42,506	42,506
State and municipal obligations	113,133	113,777	113,777
Foreign government obligations	28,332	27,466	27,466
Corporate securities	170,822	166,966	166,966
Total fixed maturities	455,385	451,809	451,809

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	78,778	162,107	162,107
Total equity securities	78,778	162,107	162,107

Limited partnerships	81,230	81,230	81,230

Short-term:
Certificates of deposit	2,966	2,966	2,966
Total short-term and other	2,966	2,966	2,966

Total investments	$618,359	$698,112	$698,112

(A) Investments presented above do not include $59,309 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2014	2013
Assets
Investment in subsidiaries	$415,304	$398,008
Due from affiliates	2,762	2,465
Investments other than subsidiaries:
Fixed maturities	11,924	11,093
Limited partnerships	233	248
	12,157	11,341
Cash and cash equivalents	16,615	9,848
Accounts receivable	5,157	7,075
Other assets	17,905	13,453
Total assets	$469,900	$442,190
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$27,850	$30,004
Deposits from insureds	18,303	16,307
Notes payable to bank	20,000	10,000
Other liabilities	4,251	4,155
	70,404	60,466
Shareholders' equity:
Common stock:
Class A	112	112
Class B	527	525
Additional paid-in capital	51,854	50,594
Unrealized net gains on investments	51,840	49,089
Foreign exchange adjustment	390	1,401
Retained earnings	294,773	280,003
	399,496	381,724

Total liabilities and shareholders' equity	$469,900	$442,190

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2014	2013	2012
Revenue:
Commissions and service fees	$22,153	$21,597	$20,753
Dividends from subsidiaries	15,000	15,000	14,000
Net investment income	102	54	48
Net realized losses on investments	(27)	(11)	(49)
Other	126	41	24
	37,354	36,681	34,776
Expenses:
Salary and related items	15,543	15,965	15,410
Other	7,978	6,633	7,098
	23,521	22,598	22,508
Income before federal income taxes
and equity in undistributed
income of subsidiaries	13,833	14,083	12,268
Federal income tax benefit	(294)	(348)	(629)
	14,127	14,431	12,897
Equity in undistributed income
of subsidiaries	15,590	22,157	19,022

Net income	$29,717	$36,588	$31,919

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2014	2013	2012

Net cash provided by operating activities	$19,719	$15,125	$20,735

Investing activities:
Purchases of long-term investments	(6,398)	(10,322)	(8,944)
Sales or maturities of long-term investments	5,253	9,982	8,902
Decrease in notes receivable from employees	-	-	1,252
Distributions from limited partnerships	13	-	-
Net purchases of property and equipment	(6,873)	(1,775)	(834)
Other	-	(362)	228
Net cash provided by (used in) investing activities	(8,005)	(2,477)	604

Financing activities:
Dividends paid to shareholders	(14,947)	(14,943)	(14,886)
Drawings on line of credit	10,000	-	-
Net cash used in financing activities	(4,947)	(14,943)	(14,886)
Increase (decrease) in cash and cash equivalents	6,767	(2,295)	6,453
Cash and cash equivalents at beginning of year	9,848	12,143	5,690
Cash and cash equivalents at end of year	$16,615	$9,848	$12,143

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
		Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Acquisition	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A) (C)	(A)		(A) (B) (C)
Property/Casualty
Insurance

2014	$2,263	$449,133	$23,659	---	$224,683	$9,055	$139,308	$48,872	$14,033	$224,258

2013	2,319	408,469	26,303	---	202,785	8,770	133,005	47,414	14,459	201,817

2012	3,091	373,667	28,792	---	186,586	9,930	122,924	41,957	12,057	178,908

Reinsurance

2014	---	$56,969	$11,360	---	$36,944	$9,055	$20,288	---	$14,033	$37,913

2013	---	66,001	10,390	---	49,958	8,770	17,696	---	14,459	51,867

2012	---	81,787	8,481	---	50,875	9,930	15,164	---	12,057	54,770

(A)   Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B)   Commission allowances relating to reinsurance ceded are offset against other operating expenses.

(C)   Amounts are not broken down into separate segments; entire consilidated amount included in each segment.

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2014	$342,656	$119,248	$38,219	$261,627	14.1

2013	313,842	113,882	52,783	252,743	19.8

2012	287,982	103,712	53,191	237,461	21.4

Note:  Included in Ceded to Other Companies is $1,275, $2,825 and $2,316 for 2014, 2013 and 2012, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2014	$2,263	$506,102	$3,129	$35,019	$261,627	$9,055	$169,950	$(10,354)	$48,872	$152,101	$262,171
2013	2,319	474,470	5,885	36,693	252,743	8,770	156,264	(5,563)	47,414	151,849	253,684
2012	3,091	455,454	6,118	37,273	237,461	9,930	147,963	(9,875)	41,957	138,945	233,678

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

BALDWIN & LYONS, INC.

March 6, 2015	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 6, 2015	By /s/ Gary W. Miller
Gary W. Miller, Director and Chairman

March 6, 2015	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 6, 2015	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

March 6, 2015	By /s/ Stuart D. Bilton (*)
Stuart D. Bilton, Director

March 6, 2015	By /s/ Otto N. Frenzel IV (*)
Otto N. Frenzel IV, Director

March 6, 2015	By /s/ John M. O'Mara (*)
John M. O'Mara, Director

SIGNATURES (CONTINUED)

March 6, 2015	By /s/ Thomas H. Patrick (*)
Thomas H. Patrick, Director

March 6, 2015	By /s/ John Pigott (*)
John Pigott, Director

March 6, 2015	By /s/ Kenneth D. Sacks (*)
Kenneth D. Sacks, Director

March 6, 2015	By /s/ Nathan Shapiro (*)
Nathan Shapiro, Director

March 6, 2015	By /s/ Norton Shapiro (*)
Norton Shapiro, Director

March 6, 2015	By /s/ Robert Shapiro (*)
Robert Shapiro, Director

March 6, 2015	By /s/ Steven A. Shapiro (*)
Steven A. Shapiro, Director

March 6, 2015	By /s/ John D. Weil (*)
John D. Weil, Director

March 6, 2015	By /s/ Arshad Zakaria (*)
Arshad Zakaria, Director

(*) By Craig C. Morfas, Attorney-in-Fact

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2014

BALDWIN & LYONS, INC.

CARMEL, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2014

INDEX TO EXHIBITS

Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 3(i)--
Articles of Incorporation of Baldwin & Lyons, Inc. as amended (Incorporated as an exhibit by reference to Exhibit 3(a) to the Company's Annual Report on Form
10-K for the year ended December 31, 1986)
N/A
EXHIBIT 3(ii)-- By-Laws of Baldwin & Lyons, Inc., as restated	93 - 103
EXHIBIT 10(a)-- 1981 Employees Stock Purchase Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 1981)	N/A

EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010)	N/A
EXHIBIT 10(g)-- Baldwin & Lyons, Inc. Managing General Agency Agreement with Paladin Catastrophe Management LLC	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	83
EXHIBIT 23-- Consent of Ernst & Young LLP	84

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	85 - 87
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	88 - 89
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	90 - 91
EXHIBIT 32.1-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	92