Form 10-Q
period 2015-03-31
BALDWIN & LYONS INC
filed 2015-05-07
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                                      For Quarter Ended                                                                                    Commission file number
                                                                                                                                                                                                                      March 31, 2015                                                                                                     0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2015:

TITLE OF CLASS                                                              NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                 2,623,109
Class B (nonvoting)                                                                                         12,397,344

Index to Exhibits located on page 24.

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2015	2014
Assets
Investments:
Fixed maturities	$450,443	$451,809
Equity securities	162,591	162,107
Limited partnerships	84,569	81,230
Short-term	2,968	2,966
	700,571	698,112

Cash and cash equivalents	48,913	64,632
Accounts receivable	93,071	98,144
Reinsurance recoverable	214,122	220,221
Other assets	67,200	61,447
Current federal income taxes	2,581	1,691
	$1,126,458	$1,144,247

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$505,887	$506,102
Reserves for unearned premiums	33,011	35,019
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	142,753	163,657
Deferred federal income taxes	21,523	19,973
	723,174	744,751
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2015 - 2,623,109; 2014 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2015 - 12,397,344; 2014 - 12,356,389	529	527
Additional paid-in capital	52,816	51,854
Unrealized net gains on investments	52,976	51,840
Foreign exchange adjustment	(389)	390
Retained earnings	297,240	294,773
	403,284	399,496
	$1,126,458	$1,144,247

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended
	March 31
	2015	2014
Revenues
Net premiums earned	$66,446	$63,842
Net investment income	2,815	2,294
Commissions and other income	1,297	1,355
Net realized gains on investments, excluding
impairment losses	3,957	4,175
Total other-than-temporary impairment losses on investments	(214)	(105)
Net realized gains on investments	3,743	4,070
	74,301	71,561

Expenses
Losses and loss expenses incurred	41,646	39,289
Other operating expenses	23,364	22,833
	65,010	62,122
Income before federal income taxes	9,291	9,439
Federal income taxes	3,048	3,078
Net income	$6,243	$6,361

Per share data:
Basic and diluted earnings	$.42	$.42

Dividends paid to shareholders	$.25	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,994	14,947
Dilutive effect of share equivalents	24	28
Average shares outstanding - diluted	15,018	14,975

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31
	2015	2014

Net income	$6,243	$6,361

Other comprehensive income, net of tax:
Unrealized net gains on securities:
Unrealized net gains arising during the period	622	5,834
Less: reclassification adjustment for net gains (losses)
included in net income	(514)	651
	1,136	5,183

Foreign currency translation adjustments	(779)	(501)

Other comprehensive income	357	4,682

Comprehensive income	$6,600	$11,043

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2015	2014

Net cash provided by operating activities	$10,674	$9,160
Investing activities:
Purchases of available-for-sale investments	(126,146)	(104,263)
Proceeds from sales or maturities
of available-for-sale investments	104,555	108,087
Net purchases of short-term investments	(3)	(203)
Other investing activities	(244)	(2,808)
Net cash provided by (used in) investing activities	(21,838)	813
Financing activities:
Dividends paid to shareholders	(3,776)	(3,753)
Net cash used in financing activities	(3,776)	(3,753)

Effect of foreign exchange rates on cash and cash equivalents	(779)	(501)

Increase (decrease) in cash and cash equivalents	(15,719)	5,719
Cash and cash equivalents at beginning of period	64,632	59,297
Cash and cash equivalents at end of period	$48,913	$65,016

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements

(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.  Interim financial statements should be read in conjunction with the Company’s annual audited financial statements and other disclosures included in the Company’s most recent Form 10-K.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:

The following is a summary of available-for-sale securities at March 31, 2015 and December 31, 2014:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2015
Fixed maturities
U.S. government obligations	$112,820	$112,506	$322	$(8)	$314
Residential mortgage-backed securities	6,066	5,820	272	(26)	246
Commercial mortgage-backed securities	34,465	33,635	1,004	(174)	830
States and municipal obligations	116,612	115,890	962	(240)	722
Corporate securities	154,848	157,921	3,084	(6,157)	(3,073)
Foreign government obligations	25,632	27,027	154	(1,549)	(1,395)
Total fixed maturities	450,443	452,799	5,798	(8,154)	(2,356)
Equity securities:
Financial institutions	24,144	9,732	14,500	(88)	14,412
Industrial & miscellaneous	138,447	69,000	71,245	(1,798)	69,447
Total equity securities	162,591	78,732	85,745	(1,886)	83,859
Total	$613,034	$531,531	$91,543	$(10,040)	81,503

				Applicable federal income taxes	(28,527)

				Net unrealized gains - net of tax	$52,976

December 31, 2014
Fixed maturities
U.S. government obligations	$101,094	$101,058	$108	$(72)	$36
Residential mortgage-backed securities	6,066	5,830	273	(37)	236
Commercial mortgage-backed securities	36,440	36,210	630	(400)	230
State and municipal obligations	113,777	113,133	784	(140)	644
Corporate securities	166,966	170,822	2,005	(5,861)	(3,856)
Foreign government obligations	27,466	28,332	114	(980)	(866)
Total fixed maturities	451,809	455,385	3,914	(7,490)	(3,576)
Equity securities:
Financial institutions	25,343	10,100	15,303	(60)	15,243
Industrial & miscellaneous	136,764	68,678	70,260	(2,174)	68,086
Total equity securities	162,107	78,778	85,563	(2,234)	83,329
Total	$613,916	$534,163	$89,477	$(9,724)	79,753

				Applicable federal income taxes	(27,913)

				Net unrealized gains - net of tax	$51,840

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2015 and December 31, 2014, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2015			December 31, 2014
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	340	$91,663	$(6,530)	591	$176,756	$(6,083)
Greater than 12 months	99	21,274	(1,624)	140	27,667	(1,407)
Total fixed maturities	439	112,937	(8,154)	731	204,423	(7,490)

Equity securities:
12 months or less	30	17,585	(1,633)	33	13,538	(2,170)
Greater than 12 months	6	850	(253)	3	686	(64)
Total equity securities	36	18,435	(1,886)	36	14,224	(2,234)
Total fixed maturity and equity securities	475	$131,372	$(10,040)	767	$218,647	$(9,724)

The fair value and the cost or amortized costs of fixed maturity investments at March 31, 2015, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$90,662	$91,130
Excess of one year to five years	229,905	233,545
Excess of five years to ten years	42,162	42,552
Excess of ten years	9,305	8,790
Contractual maturities	372,034	376,017
Asset-backed securities	78,409	76,782
Total	$450,443	$452,799

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended
	March 31
	2015	2014
Fixed maturities:
Gross gains	$1,147	$1,839
Gross losses	(1,933)	(1,226)
Net realized gains (losses)	(786)	613

Equity securities:
Gross gains	749	741
Gross losses	(753)	(352)
Net realized gains (losses)	(4)	389

Limited partnerships - net gain	4,533	3,068

Totals	$3,743	$4,070

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2015	2014

Realized net gains (losses) on the disposal of securities	$(288)	$1,195
Mark-to-market adjustment	(288)	(200)
Equity in gains of limited partnership
investments - realized and unrealized	4,533	3,068
Impairment:
Write-downs based upon objective criteria	(214)	(105)
Recovery of prior write-downs
upon sale or disposal	-	112

Totals	$3,743	$4,070

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter ending March 31, 2015 includes an estimated $1,987 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at March 31, 2015 includes approximately $15,234 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders’ equity at March 31, 2015 includes approximately $30,869, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

As of March 31, 2015, the Company had committed funds totaling $31,500 to five separate borrowers related to five bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:

The following table summarizes the Company’s transactions with reinsurers for the 2015 and 2014 comparative periods.

	2015	2014
Quarter ended March 31:
Premiums ceded to reinsurers	$31,379	$31,355
Losses and loss expenses
ceded to reinsurers	16,398	17,914
Commissions from reinsurers	7,614	6,315

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The Reinsurance segment currently accepts professional liability cessions from other insurance companies.  From 1992 until July 1, 2014, the Reinsurance segment accepted property cessions from other insurance companies and retrocessions from reinsurance companies, principally reinsuring against catastrophes.  Final exposure to property catastrophe losses will expire on June 30, 2015.

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

	2015			2014
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended March 31:

Property and Casualty Insurance	$90,513	$59,284	$6,324	$82,924	$51,459	$5,342
Reinsurance	6,467	7,162	600	11,830	12,383	1,888

Totals	$96,980	$66,446	$6,924	$94,754	$63,842	$7,230

The following table reconciles reportable segment income to the Company’s consolidated income before federal income taxes.

	Three Months Ended
	March 31
	2015	2014
Profit:
Segment profit	$6,924	$7,230
Net investment income	2,815	2,294
Net gains on investments	3,743	4,070
Corporate expenses and other	(4,191)	(4,155)
Income before federal income taxes	$9,291	$9,439

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:

The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company’s option.  Outstanding drawings on this line of credit were $20,000 as of March 31, 2015 and $20,000 as of December 31, 2014.  At March 31, 2015, the effective interest rate was 1.27%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2015.

(6) Taxes:

As of March 31, 2015, the Company’s calendar years 2011 through 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$112,820	$-	$112,820	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	34,465	-	34,007	458
State and municipal obligations	116,612	-	116,612	-
Corporate securities	152,093	-	139,249	12,844
Options embedded in convertible securities	2,755	-	2,755	-
Foreign government obligations	25,632	-	25,632	-
Total fixed maturities	450,443	-	437,141	13,302
Equity securities:
Financial institutions	24,144	24,144	-	-
Industrial & miscellaneous	138,447	138,447	-	-
Total equity securities	162,591	162,591	-	-
Short term	2,968	2,968	-	-
Cash equivalents	46,384	-	46,384	-
	$662,386	$165,559	$483,525	$13,302

As of December 31, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$101,094	$-	$101,094	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	36,440	-	36,440	-
State and municipal obligations	113,777	-	113,777	-
Corporate securities	164,068	-	151,860	12,208
Options embedded in convertible securities	2,898	-	2,898	-
Foreign government obligations	27,466	-	27,466	-
Total fixed maturities	451,809	-	439,601	12,208
Equity securities:
Financial institutions	25,343	25,343	-	-
Industrial & miscellaneous	136,764	136,764	-	-
Total equity securities	162,107	162,107	-	-
Short term	2,966	2,966	-	-
Cash equivalents	59,309	-	59,309	-
	$676,191	$165,073	$498,910	$12,208

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:
Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures.  For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, broker quotes, benchmark yields, credit spreads, default rates and prepayment speeds.  The Level 3 assets consist of a portfolio of corporate convertible bonds and commercial mortgage-backed securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2015 and for the year ended December 31, 2014:

	2015	2014
Beginning of period balance	$12,208	$-
Total gains or losses (realized or unrealized)
included in income	66	-
Purchases	1,002	-
Settlements	-	-
Transfers into level 3	26	12,208
End of period balance	$13,302	$12,208

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2015
Assets: Limited partnerships	$84,569	$-	$-	$84,569	$84,569
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2014
Assets: Limited partnerships	81,230	-	-	81,230	81,230
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

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

Effective February 4, 2015, the Company issued 36,646 shares of class B restricted stock to certain of the Company’s executives as a portion of compensation under the Company’s 2014 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.29 per share representing a total value of $853.  Non-vested restricted shares will be forfeited should an executive’s employment terminate for any reason other than death, disability, or retirement as defined by the 2014 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:

The following table illustrates changes in accumulated other comprehensive income by component for the three months ending March 31, 2015:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$390	$51,840	$52,230

Other comprehensive income
before reclassifications	(779)	622	(157)

Amounts reclassified from
accumulated other
comprehensive income	-	514	514

Net current-period other
comprehensive income	(779)	1,136	357

Ending balance	$(389)	$52,976	$52,587

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

For the first three months of 2015, the Company produced positive cash flow from operations totaling $10.7 million, which compares to positive cash flow from operations of $9.2 million generated during the first three months of 2014.  The increase in cash flow from the 2014 period is primarily due to the timing and amount of loss, LAE and other operating expense payments during the 2015 period, principally from property reinsurance losses.  The Company has achieved positive cash flow in 21 of the past 23 quarters averaging $11.9 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 5.1 years at March 31, 2015, and the effective duration of the portfolio was 2.1 years, both of which are shorter than the average life of the Company’s liabilities.

Financing activity for the first three months of 2015 included regular dividend payments to shareholders of $3.8 million ($.25 per share).

The Company’s assets at March 31, 2015 included $49.4 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $93.3 million of fixed maturity investments (at par) will mature within the twelve-month period following March 31, 2015.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands.

Consolidated shareholders’ equity is composed largely of GAAP shareholders’ equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2015, $59.4 million may be transferred by dividend or loan to the parent company during the remainder of 2015 without approval by, or prior notification to, regulatory authorities.  An additional $244.7 million of shareholder’s equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although it is unlikely that transfers of this size would be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $9.3 million at March 31, 2015.

The Company’s annualized net premiums written to surplus ratio for the first three months of 2015 was approximately 65%.  Regulatory guidelines generally allow for writings of between 100% and 300% of surplus, depending on the line of business.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital.  Further, the insurance subsidiaries’ individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2015 to First Quarter, 2014

Direct and assumed premiums written during the first quarter of 2015 increased $2.2 million (2.3%), while net premiums earned increased $2.6 million (4.1%), as compared to the same period of 2014.  The Company’s Property and Casualty Insurance segment reported an increase in premium written of 9.2% and an increase in earned premiums of 15.2%, reflecting higher premium from the Company’s core fleet transportation products, partially offset by the planned reduction in professional liability volume.  The Reinsurance segment reported a decrease in premium written of 45.3% and a decrease in premium earned of 42.2% reflecting the Company’s planned withdrawal from property catastrophe reinsurance which was concluded in 2014.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The following table provides information regarding premiums written and earned for each segment for the quarter ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2015

Property & Casualty Insurance	$90,513	$58,932	$59,284
Reinsurance	6,467	6,280	7,162

Totals	$96,980	$65,212	$66,446

2014

Property & Casualty Insurance	$82,924	$52,005	$51,459
Reinsurance	11,830	11,494	12,383

Totals	$94,754	$63,499	$63,842

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 34.9% of premium written for the current quarter compared to 37.3% in the 2014 first quarter, with the decrease associated principally with changes in relative premium earned volume for certain products.  There have been no material changes in the terms of major reinsurance treaties since 2014.

Net investment income, before tax, during the first quarter of 2015 was 22.7% higher than the first quarter of 2014 due primarily to increased pre-tax yields on the Company’s fixed maturity securities resulting from redeployment of assets from lower yielding issues.  Overall investment portfolio after-tax income increased 19% compared to the 2014 first quarter while average invested funds increased 3%.

The first quarter 2015 net realized investment gains of $3.7 million resulted primarily from $4.5 million in gains reported from limited partnerships.  Comparative first quarter 2014 overall net realized investment gains were $4.1 million, consisting primarily of $3.1 million in gains from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2015 increased $2.4 million (6.0%).  The loss ratios for each segment were as follows:

	2015	2014
Property and Casualty Insurance	64.4%	66.9%
Reinsurance	48.4	39.4
Total	62.7	61.5

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to favorable loss activity in the Company’s core fleet transportation and professional liability products.  The higher Reinsurance segment loss ratio reflects normal fluctuations of results from property reinsurance.

Other operating expenses, for the first quarter of 2015, increased $0.5 million, or 2.3%, from the first quarter of 2014.  The ratio of consolidated other operating expenses to operating revenue was 33.1% during the first quarter of 2015 compared to 33.8% for the 2014 first quarter.

The effective federal tax rate on consolidated income for the first quarter of 2015 was 32.8%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income decreased $0.1 million during the first quarter of 2015 as compared to the 2014 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2014.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2015, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $211 million.  Of this total, approximately $65 million (31%) represents the Company’s provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At March 31, 2015, limited partnership investments include approximately $48.9 million consisting of two partnerships which are managed by organizations in which certain of the Company’s directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2014.

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

 BALDWIN & LYONS, INC.

Date     May 7, 2015                                                                       By /s/ Joseph J. DeVito
                                                                                                                Joseph J. DeVito,
                                                                                                                CEO and President

Date     May 7, 2015                                                                       By /s/ G. Patrick Corydon
              G. Patrick Corydon,
    Executive Vice President – Finance
    (Principal Financial and
    Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2015

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