Form 10-Q
period 2015-06-30
BALDWIN & LYONS INC
filed 2015-08-06
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                                       For Quarter Ended                                                                                                          Commission file numbe
                                                                                                                                                                                                            June 30, 2015                                                                                                                                       0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2015:

TITLE OF CLASS                                                                                NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                        2,623,109
Class B (nonvoting)                                                                                12,401,653

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	June 30	December 31
	2015	2014
Assets
Investments:
Fixed maturities	$436,282	$451,809
Equity securities	172,636	162,107
Limited partnerships	81,171	81,230
Short-term	2,219	2,966
	692,308	698,112

Cash and cash equivalents	56,005	64,632
Accounts receivable	91,308	98,144
Reinsurance recoverable	220,478	220,221
Other assets	64,055	61,447
Current federal income taxes	1,395	1,691
	$1,125,549	$1,144,247

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$511,886	$506,102
Reserves for unearned premiums	29,452	35,019
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	137,948	163,657
Deferred federal income taxes	20,962	19,973
	720,248	744,751
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2015 - 2,623,109; 2014 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2015 - 12,401,653; 2014 - 12,356,389	529	527
Additional paid-in capital	52,925	51,854
Unrealized net gains on investments	52,814	51,840
Foreign exchange adjustment	(283)	390
Retained earnings	299,204	294,773
	405,301	399,496
	$1,125,549	$1,144,247

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenues
Net premiums earned	$65,449	$62,905	$131,895	$126,747
Net investment income	2,898	2,090	5,713	4,383
Commissions and other income	1,501	1,732	2,798	3,087
Net realized gains (losses) on investments, excluding
impairment losses	(273)	8,089	3,684	12,264
Total other-than-temporary impairment losses on investments	(893)	-	(1,107)	(105)
Net realized gains (losses) on investments	(1,166)	8,089	2,577	12,159
	68,682	74,816	142,983	146,376

Expenses
Losses and loss expenses incurred	37,031	40,282	78,678	79,571
Other operating expenses	23,221	20,497	46,584	43,329
	60,252	60,779	125,262	122,900
Income before federal income taxes	8,430	14,037	17,721	23,476
Federal income taxes	2,712	4,697	5,760	7,775
Net income	$5,718	$9,340	$11,961	$15,701

Per share data:
Basic and diluted earnings	$.38	$.62	$.79	$1.05

Dividends paid to shareholders	$.25	$.25	$.50	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,017	14,967	15,005	14,957
Dilutive effect of share equivalents	8	4	20	14
Average shares outstanding - diluted	15,025	14,971	15,025	14,971

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Net income	$5,718	$9,340	$11,961	$15,701

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	(729)	6,994	(107)	12,829
Less: reclassification adjustment for net gains (losses)
included in net income	(567)	1,877	(1,081)	2,529
	(162)	5,117	974	10,300

Foreign currency translation adjustments	106	371	(673)	(130)

Other comprehensive income (loss)	(56)	5,488	301	10,170

Comprehensive income	$5,662	$14,828	$12,262	$25,871

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2015	2014

Net cash provided by operating activities	$14,163	$13,609
Investing activities:
Purchases of available-for-sale investments	(183,337)	(155,773)
Purchases of limited partnership interests	-	(2,212)
Proceeds from sales or maturities
of available-for-sale investments	166,964	164,534
Net sales of short-term investments	747	1,729
Other investing activities	1,039	(7,843)
Net cash provided by (used in) investing activities	(14,587)	435
Financing activities:
Dividends paid to shareholders	(7,530)	(7,496)
Drawings on line of credit	-	10,000
Net cash provided by (used in) financing activities	(7,530)	2,504

Effect of foreign exchange rates on cash and cash equivalents	(673)	(130)

Increase (decrease) in cash and cash equivalents	(8,627)	16,418
Cash and cash equivalents at beginning of period	64,632	59,297
Cash and cash equivalents at end of period	$56,005	$75,715

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

Investments: Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities are carried at quoted market prices (fair value). The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its consolidated statements of operations, its proportionate share of the investee's unrealized as well as realized investment gains or losses.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

With respect to other–than-temporary impairment of investments, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of income.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity (accumulated other comprehensive income).

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

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income. In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, subject to an evaluation as to possible future recovery.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company's quantitative criteria defined above.

Recent Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts, and this new guidance will enhance disclosures about an entity's insurance liabilities. This guidance will provide additional information about unpaid claims and claim development, including supplemental disaggregated incurred and paid claim data.  Under the guidance, enhanced disclosures on claim frequency and reserving methodologies are required. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016, however early adoption is permitted. We have not yet adopted the guidance and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at June 30, 2015 and December 31, 2014:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2015
Fixed maturities
U.S. government obligations	$119,957	$119,692	$281	$(16)	$265
Residential mortgage-backed securities	5,676	5,478	230	(32)	198
Commercial mortgage-backed securities	32,695	32,326	611	(242)	369
States and municipal obligations	109,020	108,808	695	(483)	212
Corporate securities	146,840	149,364	2,796	(5,320)	(2,524)
Foreign government obligations	22,094	23,044	133	(1,083)	(950)
Total fixed maturities	436,282	438,712	4,746	(7,176)	(2,430)
Equity securities:
Financial institutions	25,324	9,827	15,511	(14)	15,497
Industrial & miscellaneous	147,312	79,127	70,488	(2,303)	68,185
Total equity securities	172,636	88,954	85,999	(2,317)	83,682
Total	$608,918	$527,666	$90,745	$(9,493)	81,252

				Applicable federal income taxes	(28,438)

				Net unrealized gains - net of tax	$52,814

December 31, 2014
Fixed maturities
U.S. government obligations	$101,094	$101,058	$108	$(72)	$36
Residential mortgage-backed securities	6,066	5,830	273	(37)	236
Commercial mortgage-backed securities	36,440	36,210	630	(400)	230
State and municipal obligations	113,777	113,133	784	(140)	644
Corporate securities	166,966	170,822	2,005	(5,861)	(3,856)
Foreign government obligations	27,466	28,332	114	(980)	(866)
Total fixed maturities	451,809	455,385	3,914	(7,490)	(3,576)
Equity securities:
Financial institutions	25,343	10,100	15,303	(60)	15,243
Industrial & miscellaneous	136,764	68,678	70,260	(2,174)	68,086
Total equity securities	162,107	78,778	85,563	(2,234)	83,329
Total	$613,916	$534,163	$89,477	$(9,724)	79,753

				Applicable federal income taxes	(27,913)

				Net unrealized gains - net of tax	$51,840

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2015 and December 31, 2014, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2015			December 31, 2014
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	449	$106,272	$(5,984)	591	$176,756	$(6,083)
Greater than 12 months	91	20,054	(1,192)	140	27,667	(1,407)
Total fixed maturities	540	126,326	(7,176)	731	204,423	(7,490)

Equity securities:
12 months or less	50	18,174	(2,282)	33	13,538	(2,170)
Greater than 12 months	6	1,160	(35)	3	686	(64)
Total equity securities	56	19,334	(2,317)	36	14,224	(2,234)
Total fixed maturity and equity securities	596	$145,660	$(9,493)	767	$218,647	$(9,724)

The fair value and the cost or amortized costs of fixed maturity investments at June 30, 2015, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$78,160	$78,494
Excess of one year to five years	233,736	236,830
Excess of five years to ten years	33,286	33,862
Excess of ten years	9,466	9,207
Contractual maturities	354,648	358,393
Asset-backed securities	81,634	80,319
Total	$436,282	$438,712

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Fixed maturities:
Gross gains	$985	$2,762	$2,132	$4,601
Gross losses	(1,856)	(926)	(3,789)	(2,152)
Net realized gains (losses)	(871)	1,836	(1,657)	2,449

Equity securities:
Gross gains	1,230	1,412	1,979	2,153
Gross losses	(1,232)	(359)	(1,985)	(711)
Net realized gains (losses)	(2)	1,053	(6)	1,442

Limited partnerships - net gain (loss)	(293)	5,200	4,240	8,268

Totals	$(1,166)	$8,089	$2,577	$12,159

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Realized net gains (losses) on the disposal of securities	$(125)	$2,419	$(413)	$3,614
Mark-to-market adjustment	(104)	469	(392)	269
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(293)	5,200	4,240	8,268
Impairment:
Write-downs based upon objective criteria	(893)	-	(1,107)	(105)
Recovery of prior write-downs
upon sale or disposal	249	1	249	113

Totals	$(1,166)	$8,089	$2,577	$12,159

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending June 30, 2015 includes an estimated ($931) and $1,055 of net unrealized gains (losses) respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2015 includes approximately $14,303 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders' equity at June 30, 2015 includes approximately $30,487, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.
As of June 30, 2015, the Company had committed funds totaling $11,000 to two separate borrowers related to two bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2015 and 2014 comparative periods.

	2015	2014
Quarter ended June 30:
Premiums ceded to reinsurers	$31,196	$31,278
Losses and loss expenses
ceded to reinsurers	21,840	21,108
Commissions from reinsurers	7,430	5,895

Six months ended June 30:
Premiums ceded to reinsurers	$62,575	$62,634
Losses and loss expenses
ceded to reinsurers	38,238	39,022
Commissions from reinsurers	15,045	11,575

(4) Reportable Segments:
The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies. In addition, the Company provides private passenger automobile products to individuals, workers' compensation coverage to small businesses and professional liability products on a selective basis.

The Reinsurance segment currently accepts professional liability cessions from other insurance companies.  From 1992 until July 1, 2014, the Reinsurance segment accepted property cessions from other insurance companies and retrocessions from reinsurance companies, principally reinsuring against catastrophes. Final exposure to property catastrophe losses expired on June 30, 2015.

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

	2015			2014
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended June 30:

Property and Casualty Insurance	$89,163	$60,031	$10,358	$85,826	$55,057	$8,864
Reinsurance	3,632	5,418	413	9,272	7,848	(786)

Totals	$92,795	$65,449	$10,771	$95,098	$62,905	$8,078

Six months ended June 30:

Property and Casualty Insurance	$179,676	$119,315	$16,682	$168,750	$106,516	$14,207
Reinsurance	10,099	12,580	1,013	21,102	20,231	1,102

Totals	$189,775	$131,895	$17,695	$189,852	$126,747	$15,309

The following table reconciles reportable segment income to the Company's consolidated income before federal income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Profit:
Segment profit	$10,771	$8,078	$17,695	$15,309
Net investment income	2,898	2,090	5,713	4,383
Net realized gains (losses) on investments	(1,166)	8,089	2,577	12,159
Corporate expenses and other	(4,073)	(4,220)	(8,264)	(8,375)
Income before federal income taxes	$8,430	$14,037	$17,721	$23,476

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both June 30, 2015 and December 31, 2014.  At June 30, 2015, the effective interest rate was 1.29%.  The Company has $20,000 remaining unused under the line of credit at June 30, 2015.

(6) Taxes:
As of June 30, 2015, the Company's calendar years 2011 through 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$119,957	$-	$119,957	$-
Residential mortgage-backed securities	5,676	-	5,676	-
Commercial mortgage-backed securities	32,695	-	31,149	1,546
State and municipal obligations	109,020	-	109,020	-
Corporate securities	144,157	-	138,569	5,588
Options embedded in convertible securities	2,683	-	2,683	-
Foreign government obligations	22,094	-	22,094	-
Total fixed maturities	436,282	-	429,148	7,134
Equity securities:
Financial institutions	25,324	25,324	-	-
Industrial & miscellaneous	147,312	147,312	-	-
Total equity securities	172,636	172,636	-	-
Short-term	2,219	2,219	-	-
Cash equivalents	53,395	-	53,395	-
	$664,532	$174,855	$482,543	$7,134

As of December 31, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$101,094	$-	$101,094	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	36,440	-	36,440	-
State and municipal obligations	113,777	-	113,777	-
Corporate securities	164,068	-	151,860	12,208
Options embedded in convertible securities	2,898	-	2,898	-
Foreign government obligations	27,466	-	27,466	-
Total fixed maturities	451,809	-	439,601	12,208
Equity securities:
Financial institutions	25,343	25,343	-	-
Industrial & miscellaneous	136,764	136,764	-	-
Total equity securities	162,107	162,107	-	-
Short-term	2,966	2,966	-	-
Cash equivalents	59,309	-	59,309	-
	$676,191	$165,073	$498,910	$12,208

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures.  For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds.  The Level 3 assets consist of a portfolio of corporate convertible bonds and commercial mortgage-backed securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	2015	2014
Beginning of period balance	$12,208	$-
Total gains or losses (realized or unrealized)
included in income	59	-
Purchases	2,123	-
Settlements	(7,282)	-
Transfers into level 3	26	12,208
End of period balance	$7,134	$12,208

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2015 and 2014.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as reserves for losses and loss expenses are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the Company's underlying economic value.

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes receivable or payable and unearned premiums approximate fair value because of the short-term nature of these items.  These assets and liabilities are not included in the table below.

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership's equity.   The underlying assets of the Company's investments in limited partnerships are carried primarily at fair value, and, therefore, the Company's carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level 3.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)
Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2015
Assets: Limited partnerships	$81,171	$-	$-	$81,171	$81,171
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2014
Assets: Limited partnerships	81,230	-	-	81,230	81,230
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(8) Restricted Stock:
The Company grants shares of class B restricted stock to the Company's outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $440 for each of the annual periods presented.  The table below provides detail of the stock issuances for 2014 and 2015:
				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

5/12/2015	19,481	5/12/2016	7/1/2015 - 6/30/2016	$22.59

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.

Effective February 4, 2015, the Company issued 36,646 shares of class B restricted stock to certain of the Company's executives as a portion of compensation under the Company's 2014 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients due to the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.29 per share representing a total value of $853. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the 2014 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the six months ending June 30, 2015:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$390	$51,840	$52,230

Other comprehensive income
before reclassifications	(673)	(107)	(780)

Amounts reclassified from
accumulated other
comprehensive income	-	1,081	1,081

Net current-period other
comprehensive income	(673)	974	301

Ending balance	$(283)	$52,814	$52,531

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

For the first six months of 2015, the Company produced positive cash flow from operations totaling $14.2 million, which compares to positive cash flow from operations of $13.6 million generated during the first six months of 2014.  The small difference in cash flow from the 2014 period is reflective of normal variances in the timing and amount of loss, LAE and other operating expense payments.  The Company has achieved positive cash flow in 22 of the past 24 quarters averaging $11.5 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 5.0 years at June 30, 2015, and the effective duration of the portfolio was 2.0 years, both of which are shorter than the average life of the Company's liabilities.

Financing activity for the first six months of 2015 consisted solely of the regular cash dividend payments to shareholders of $7.5 million ($.50 per share).

The Company's assets at June 30, 2015 included $55.6 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $81.1 million of fixed maturity investments (at par) will mature within the twelve-month period following June 30, 2015.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands without consideration of expected future positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2015, $54.4 million may be transferred by dividend or loan to the parent company during the remainder of 2015 without approval by, or prior notification to, regulatory authorities. An additional $253.0 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $6.7 million at June 30, 2015.

The Company's annualized net premiums written to surplus ratio, a common industry metric to measure surplus leverage, for the first six months of 2015 was approximately 63%.  Regulatory guidelines generally allow for a ratio of between 100% and 300% of surplus, depending on the lines of business written.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital to satisfy regulatory requirements. Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2015 to Second Quarter, 2014

Direct and assumed premiums written during the second quarter of 2015 decreased $2.3 million (2.4%), while net premiums earned increased $2.5 million (4.0%), as compared to the same period of 2014. The Company's Property and Casualty Insurance segment reported an increase in premium written of 3.9% and an increase in earned premiums of 9.0%, reflecting higher premium from the Company's core fleet transportation products, partially offset by the planned reduction in professional liability volume. The Reinsurance segment reported a decrease in premium written of 60.8% and a decrease in premium earned of 31.0% reflecting the completion of the Company's planned withdrawal from property catastrophe reinsurance.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the financial statement recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The following table provides information regarding premiums written and earned for each segment for the quarters ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2015

Property & Casualty Insurance	$89,163	$58,583	$60,031
Reinsurance	3,632	3,344	5,418

Totals	$92,795	$61,927	$65,449

2014

Property & Casualty Insurance	$85,826	$54,976	$55,057
Reinsurance	9,272	8,936	7,848

Totals	$95,098	$63,912	$62,905

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 34.3% of premium written for the current quarter compared to 35.9% in the 2014 second quarter, with the decrease associated principally with changes in relative premium earned volume for certain products.  There have been no material changes in the terms of major reinsurance treaties since 2014.

Net investment income, before tax, during the second quarter of 2015 was 38.7% higher than the second quarter of 2014 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting from redeployment of assets from lower yielding issues and from higher dividend yields on the equity securities portfolio.  Overall investment portfolio after-tax income increased 35.4% compared to the 2014 second quarter while average invested funds increased 2%.

The second quarter 2015 net realized investment losses of $1.2 million resulted primarily from $0.3 million in losses reported from limited partnerships and $0.6 million in losses related to the impairment allowance.  Comparative second quarter 2014 overall net realized investment gains were $8.1 million, consisting primarily of $5.2 million in gains from limited partnerships and $2.4 million in gains on direct trading activities.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2015 decreased $3.3 million (8.1%).  The loss ratios for each segment were as follows:

	2015	2014
Property and Casualty Insurance	57.2%	61.8%
Reinsurance	49.3	79.9
Total	56.6	64.1

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable loss activity in the Company's core fleet transportation and professional liability products.  The lower Reinsurance segment loss ratio reflects property reinsurance losses reported during the second quarter of 2014 which elevated that quarter's ratio.

Other operating expenses, for the second quarter of 2015, increased $2.7 million, or 13.3%, from the second quarter of 2014.  The ratio of consolidated other operating expenses to operating revenue was 33.2% during the second quarter of 2015 compared to 30.7% for the 2014 second quarter with the lower ratio in 2014 reflective of contingent commission reversals related to the property reinsurance losses reported in that quarter.

The effective federal tax rate on consolidated income for the second quarter of 2015 was 32.2%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the difference in realized investment gains and losses, net income decreased $3.6 million during the second quarter of 2015 as compared to the 2014 period.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Direct and assumed premiums written during the first six months of 2015 were flat, while net premiums earned increased $5.1 million (4.1%), as compared to the same period of 2014.  The Company's Property and Casualty Insurance segment reported an increase in premium written of 6.5% and an increase in earned premiums of 12.0%, reflecting higher premium from the Company's fleet transportation products. The Reinsurance segment reported a decrease in premium written of 52.1% and a decrease in premium earned of 37.8% reflecting the Company's planned withdrawal from property catastrophe reinsurance.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The following table provides information regarding premiums written and earned for each segment for the six months ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2015

Property & Casualty Insurance	$179,676	$117,515	$119,315
Reinsurance	10,099	9,624	12,580

Totals	$189,775	$127,139	$131,895

2014

Property & Casualty Insurance	$168,750	$106,981	$106,516
Reinsurance	21,102	20,430	20,231

Totals	$189,852	$127,411	$126,747

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 34.6% of premium written for the current year period compared to 36.6% a year earlier, with the decrease associated principally with changes in the mix of premium earned.  There were no material differences in the terms of major reinsurance treaties between the periods.

Net investment income, before tax, during the first six months of 2015 was 30.3% higher than the first six months of 2014 for the same reasons mentioned in the quarterly comparison. Overall investment portfolio after-tax income increased 26.8% compared to the 2014 period while average invested funds increased 2%.

Net realized investment gains for the first six months of 2015 totaled $2.6 million and resulted primarily from limited partnership activity.  For the same period of 2014, overall net realized investment gains were $12.2 million, consisting primarily of $8.3 million in gains from limited partnerships and $3.6 million in gains from direct trading activities.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first six months of 2015 decreased $0.9 million (1.1%). The loss ratios for each segment were as follows:

	2015	2014
Property and Casualty Insurance	60.8%	64.2%
Reinsurance	48.8	55.1
Total	59.7	62.8

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable loss activity in the Company's core fleet transportation and professional liability products.  The lower Reinsurance segment loss ratio reflects property reinsurance losses reported during the second quarter of 2014 which elevated that period's ratio.

Other operating expenses, for the first six months of 2015, increased $3.3 million, or 7.5%, from the first six months of 2014.  The ratio of consolidated other operating expenses to operating revenue was 33.2% during the 2015 period compared to 32.3% for the 2014 period with the change attributable to slightly higher acquisition and servicing costs.

The effective federal tax rate on consolidated income for the first six months of 2015 was 32.5%. The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the difference in realized investment gains and losses, net income decreased $3.7 million as compared to the 2014 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2015, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $218 million.  Of this total, approximately $76 million (35%) represents the Company's provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At June 30, 2015, limited partnership investments include approximately $48.5 million consisting of two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2014, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting the Company to material information required to be disclosed in reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 12, 2015, shareholders voted on the following proposals:

	FOR	AGAINST	WITHHOLD (ABSTAIN)
Advisory vote to approve executive compensation	2,054,220	152,906	24,716
To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2015	2,177,681	54,161	-

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 6, 2015.

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

 BALDWIN & LYONS, INC.

Date     August 6, 2015                                                                                                                By  /s/ Joseph J. DeVito

                        Joseph J. DeVito, CEO and President

Date     August 6, 2015                                                                                                                By  /s/ G. Patrick Corydon

                        G. Patrick Corydon,
              Executive Vice President – Finance
              (Principal Financial and
              Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2015

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