Form 10-Q
period 2015-09-30
BALDWIN & LYONS INC
filed 2015-11-05
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                                    For Quarter Ended                                                                                                                                                                  Commission file number
                                                                                                                                                                                     September 30, 2015                                                                                                                                                                                      0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2015:

TITLE OF CLASS                                                                                NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                       2,623,109
Class B (nonvoting)                                                                               12,397,628

Index to Exhibits located on page 26.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2015	2014
Assets
Investments:
Fixed maturities	$442,619	$451,809
Equity securities	142,514	162,107
Limited partnerships	74,702	81,230
Short-term	2,220	2,966
	662,055	698,112

Cash and cash equivalents	69,650	64,632
Accounts receivable	73,045	98,144
Reinsurance recoverable	223,184	220,221
Other assets	65,622	61,447
Current federal income taxes	-	1,691
	$1,093,556	$1,144,247

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$516,929	$506,102
Reserves for unearned premiums	27,034	35,019
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	124,891	163,657
Current federal income taxes	2,213	-
Deferred federal income taxes	9,604	19,973
	700,671	744,751
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2015 - 2,623,109; 2014 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2015 - 12,397,628; 2014 - 12,356,389	529	527
Additional paid-in capital	52,826	51,854
Unrealized net gains on investments	36,883	51,840
Foreign exchange adjustment	(712)	390
Retained earnings	303,247	294,773
	392,885	399,496
	$1,093,556	$1,144,247

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Revenues
Net premiums earned	$65,445	$65,947	$197,340	$192,694
Net investment income	3,014	2,073	8,727	6,456
Commissions and other income	1,173	1,800	3,970	4,887
Net realized gains on investments, excluding
impairment losses	2,310	1,099	5,994	13,363
Total other-than-temporary impairment losses on investments	(4,396)	(441)	(5,503)	(546)
Net realized gains (losses) on investments	(2,086)	658	491	12,817
	67,546	70,478	210,528	216,854

Expenses
Losses and loss expenses incurred	35,212	38,693	113,890	118,264
Other operating expenses	20,724	23,237	67,307	66,566
	55,936	61,930	181,197	184,830
Income before federal income taxes	11,610	8,548	29,331	32,024
Federal income taxes	3,830	2,778	9,590	10,553
Net income	$7,780	$5,770	$19,741	$21,471

Per share data:
Basic and diluted earnings	$.52	$.39	$1.31	$1.43

Dividends paid to shareholders	$.25	$.25	$.75	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,015	14,971	15,009	14,962
Dilutive effect of share equivalents	3	2	10	12
Average shares outstanding - diluted	15,018	14,973	15,019	14,974

      See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net income	$7,780	$5,770	$19,741	$21,471

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	(13,192)	(3,472)	(13,299)	9,358
Less: reclassification adjustment for net gains (losses)
included in net income	2,739	1,118	1,658	3,648
	(15,931)	(4,590)	(14,957)	5,710

Foreign currency translation adjustments	(429)	(705)	(1,102)	(835)

Other comprehensive income (loss)	(16,360)	(5,295)	(16,059)	4,875

Comprehensive income (loss)	$(8,580)	$475	$3,682	$26,346

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2015	2014

Net cash provided by operating activities	$30,806	$31,110
Investing activities:
Purchases of available-for-sale investments	(275,591)	(201,523)
Purchases of limited partnership interests	-	(4,212)
Proceeds from sales or maturities
of available-for-sale investments	262,707	204,979
Net sales of short-term investments	746	1,726
Other investing activities	(1,281)	(9,744)
Net cash used in investing activities	(13,419)	(8,774)
Financing activities:
Dividends paid to shareholders	(11,267)	(11,222)
Drawings on line of credit	-	10,000
Net cash used in financing activities	(11,267)	(1,222)

Effect of foreign exchange rates on cash and cash equivalents	(1,102)	(835)

Increase in cash and cash equivalents	5,018	20,279
Cash and cash equivalents at beginning of period	64,632	59,297
Cash and cash equivalents at end of period	$69,650	$79,576

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

Recent Accounting Pronouncements: In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-09, Disclosures about Short-Duration Contracts, and this new guidance will enhance disclosures about an entity's insurance liabilities. This guidance will provide additional information about unpaid claims and claim development, including supplemental disaggregated incurred and paid claim data.  Under the guidance, enhanced disclosures on claim frequency and reserving methodologies are required. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016, however early adoption is permitted. We have not yet adopted the guidance and the adoption of this guidance is not expected to have a material impact on presentation of data in the consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at September 30, 2015 and December 31, 2014:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2015
Fixed maturities
U.S. government obligations	$110,095	$109,746	$355	$(6)	$349
Residential mortgage-backed securities	5,116	4,886	244	(14)	230
Commercial mortgage-backed securities	29,601	29,735	374	(508)	(134)
States and municipal obligations	114,304	113,700	946	(342)	604
Corporate securities	162,294	163,733	2,350	(3,789)	(1,439)
Foreign government obligations	21,209	22,450	286	(1,527)	(1,241)
Total fixed maturities	442,619	444,250	4,555	(6,186)	(1,631)
Equity securities:
Financial institutions	20,161	9,356	10,826	(21)	10,805
Industrial & miscellaneous	122,353	74,784	54,698	(7,129)	47,569
Total equity securities	142,514	84,140	65,524	(7,150)	58,374

Total	$585,133	$528,390	$70,079	$(13,336)	56,743

				Applicable federal income taxes	(19,860)

				Net unrealized gains - net of tax	$36,883

December 31, 2014
Fixed maturities
U.S. government obligations	$101,094	$101,058	$108	$(72)	$36
Residential mortgage-backed securities	6,066	5,830	273	(37)	236
Commercial mortgage-backed securities	36,440	36,210	630	(400)	230
State and municipal obligations	113,777	113,133	784	(140)	644
Corporate securities	166,966	170,822	2,005	(5,861)	(3,856)
Foreign government obligations	27,466	28,332	114	(980)	(866)
Total fixed maturities	451,809	455,385	3,914	(7,490)	(3,576)
Equity securities:
Financial institutions	25,343	10,100	15,303	(60)	15,243
Industrial & miscellaneous	136,764	68,678	70,260	(2,174)	68,086
Total equity securities	162,107	78,778	85,563	(2,234)	83,329

Total	$613,916	$534,163	$89,477	$(9,724)	79,753

				Applicable federal income taxes	(27,913)

				Net unrealized gains - net of tax	$51,840

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2015 and December 31, 2014, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2015			December 31, 2014
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	209	$98,604	$(4,939)	591	$176,756	$(6,083)
Greater than 12 months	67	21,094	(1,247)	140	27,667	(1,407)
Total fixed maturities	276	119,698	(6,186)	731	204,423	(7,490)

Equity securities:
12 months or less	61	35,888	(6,181)	33	13,538	(2,170)
Greater than 12 months	12	2,876	(969)	3	686	(64)
Total equity securities	73	38,764	(7,150)	36	14,224	(2,234)
Total fixed maturity and equity securities	349	$158,462	$(13,336)	767	$218,647	$(9,724)

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2015, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$74,675	$75,062
Excess of one year to five years	244,552	245,370
Excess of five years to ten years	36,252	36,889
Excess of ten years	3,298	3,076
Contractual maturities	358,777	360,397
Asset-backed securities	83,842	83,853
Total	$442,619	$444,250

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Fixed maturities:
Gross gains	$1,294	$798	$3,426	$5,399
Gross losses	(5,087)	(1,259)	(8,876)	(3,411)
Net realized gains (losses)	(3,793)	(461)	(5,450)	1,988

Equity securities:
Gross gains	10,320	2,529	12,299	4,682
Gross losses	(2,312)	(346)	(4,297)	(1,057)
Net realized gains	8,008	2,183	8,002	3,625

Limited partnerships - net gain (loss)	(6,301)	(1,064)	(2,061)	7,204

Totals	$(2,086)	$658	$491	$12,817

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Realized net gains on the disposal of securities	$7,957	$2,223	$7,544	$5,837
Mark-to-market adjustment	(300)	(118)	(692)	151
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(6,301)	(1,064)	(2,061)	7,204
Impairment:
Write-downs based upon objective criteria	(4,396)	(441)	(5,503)	(546)
Recovery of prior write-downs
upon sale or disposal	954	58	1,203	171

Totals	$(2,086)	$658	$491	$12,817

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending September 30, 2015 includes an estimated $9,335 and $8,280 of net unrealized losses respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at September 30, 2015 includes approximately $4,967 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders' equity at September 30, 2015 includes approximately $26,236, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.
As of September 30, 2015, the Company had committed funds totaling $17,000 to two separate borrowers related to bridge loan agreements.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2015 and 2014 comparative periods.

	2015	2014
Quarter ended September 30:
Premiums ceded to reinsurers	$32,822	$28,711
Losses and loss expenses
ceded to reinsurers	21,068	15,451
Commissions from reinsurers	6,668	5,850

Nine months ended September 30:
Premiums ceded to reinsurers	$95,397	$91,345
Losses and loss expenses
ceded to reinsurers	59,306	54,473
Commissions from reinsurers	21,713	17,425

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

	2015			2014
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)

Three months ended September 30:

Property and Casualty Insurance	$92,584	$60,837	$14,513	$84,644	$57,097	$9,520
Reinsurance	3,368	4,608	86	9,947	8,850	(906)

Totals	$95,952	$65,445	$14,599	$94,591	$65,947	$8,614

Nine months ended September 30:

Property and Casualty Insurance	$272,260	$180,152	$31,195	$253,394	$163,613	$23,726
Reinsurance	13,467	17,188	1,099	31,049	29,081	196

Totals	$285,727	$197,340	$32,294	$284,443	$192,694	$23,922

The following table reconciles reportable segment income to the Company's consolidated income before federal income taxes.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Profit:
Segment profit	$14,599	$8,614	$32,294	$23,922
Net investment income	3,014	2,073	8,727	6,456
Net realized gains (losses) on investments	(2,086)	658	491	12,817
Corporate expenses and other	(3,917)	(2,797)	(12,181)	(11,171)
Income before federal income taxes	$11,610	$8,548	$29,331	$32,024

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(5) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both September 30, 2015 and December 31, 2014.  At September 30, 2015, the effective interest rate was 1.30%.  The Company has $20,000 remaining unused under the line of credit at September 30, 2015.

(6) Taxes:
As of September 30, 2015, the Company's calendar years 2012 through 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$110,095	$-	$110,095	$-
Residential mortgage-backed securities	5,116	-	5,116	-
Commercial mortgage-backed securities	29,601	-	29,131	470
State and municipal obligations	114,304	-	114,304	-
Corporate securities	160,087	-	154,436	5,651
Options embedded in convertible securities	2,207	-	2,207	-
Foreign government obligations	21,209	-	20,925	284
Total fixed maturities	442,619	-	436,214	6,405
Equity securities:
Financial institutions	20,161	20,161	-	-
Industrial & miscellaneous	122,353	122,353	-	-
Total equity securities	142,514	142,514	-	-
Short-term	2,220	2,220	-	-
Cash equivalents	59,882	-	59,882	-
	$647,235	$144,734	$496,096	$6,405

As of December 31, 2014:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$101,094	$-	$101,094	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	36,440	-	36,440	-
State and municipal obligations	113,777	-	113,777	-
Corporate securities	164,068	-	151,860	12,208
Options embedded in convertible securities	2,898	-	2,898	-
Foreign government obligations	27,466	-	27,466	-
Total fixed maturities	451,809	-	439,601	12,208
Equity securities:
Financial institutions	25,343	25,343	-	-
Industrial & miscellaneous	136,764	136,764	-	-
Total equity securities	162,107	162,107	-	-
Short-term	2,966	2,966	-	-
Cash equivalents	59,309	-	59,309	-
	$676,191	$165,073	$498,910	$12,208

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level 1 - Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3 - Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures.  For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds.  The Level 3 assets consist of a portfolio of corporate convertible bonds and commercial mortgage-backed securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	2015	2014
Beginning of period balance	$12,208	$-
Total gains or losses (realized or unrealized)
included in income	47	-
Purchases	2,163	-
Settlements	(8,027)	-
Transfers into level 3	995	12,208
Transfers out of level 3	(981)	-
End of period balance	$6,405	$12,208

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2015 and 2014.

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

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership's equity.   The underlying assets of the Company's investments in limited partnerships are carried primarily at fair value, and, therefore, the Company's carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and there are limitations on distributions and the corresponding inputs are based on data provided by the investees, they are classified as Level 3.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Short-term borrowings: The fair value of our short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to us for debt of similar terms and remaining maturities.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2015
Assets: Limited partnerships	$74,702	$-	$-	$74,702	$74,702
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2014
Assets: Limited partnerships	81,230	-	-	81,230	81,230
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(8) Restricted Stock:
The Company grants shares of class B restricted stock to the Company's outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $440 and $480 for the 2014 and 2015 annual periods presented, respectively.  The table below provides detail of the stock issuances for 2014 and 2015:
				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

Compensation expense related to the above stock grant is recognized over the period in which the directors render services.

Effective February 4, 2015, the Company issued 36,646 shares of class B restricted stock to certain of the Company's executives as a portion of compensation under the Company's 2014 Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant with acceleration for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause per Accounting Standards Codification 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.29 per share

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

representing a total value of $853. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the 2014 Executive Incentive Bonus Plan.

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

(10) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the nine months ending September 30, 2015:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$390	$51,840	$52,230

Other comprehensive income
before reclassifications	(1,102)	(13,299)	(14,401)

Amounts reclassified from
accumulated other
comprehensive income	-	(1,658)	(1,658)

Net current-period other
comprehensive income	(1,102)	(14,957)	(16,059)

Ending balance	$(712)	$36,883	$36,171

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

For the first nine months of 2015, the Company produced positive cash flow from operations totaling $30.8 million, level with positive cash flow from operations of $31.1 million generated during the first nine months of 2014 with the small difference reflective of normal variances in the timing and amount of loss, LAE and other operating expense payments.  The Company has achieved positive cash flow in 23 of the past 25 quarters averaging $11.7 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.7 years at September 30, 2015, and the effective duration of the portfolio was 1.9 years, both of which are shorter than the average life of the Company's liabilities.

Financing activity for the first nine months of 2015 consisted solely of the regular cash dividend payments to shareholders of $11.3 million ($.75 per share).

The Company's assets at September 30, 2015 included $62.1 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $76.5 million of fixed maturity investments (at par) will mature within the twelve-month period following September 30, 2015.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands without consideration of expected future positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2015, $49.4 million may be transferred by dividend or loan to the parent company during the remainder of 2015 without approval by, or prior notification to, regulatory authorities. An additional $243.4 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $13.9 million at September 30, 2015.

The Company's annualized net premiums written to surplus ratio, a common industry metric to measure surplus leverage, for the first nine months of 2015 was approximately 65%.  Regulatory guidelines generally allow for a ratio of between 100% and 300% of surplus, depending on the lines of business written.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital to satisfy regulatory requirements. Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2015 to Third Quarter, 2014

Direct and assumed premiums written during the third quarter of 2015 increased $1.4 million (1.4%), while net premiums earned decreased $0.5 million (0.8%), as compared to the same period of 2014.  The Company's Property and Casualty Insurance segment reported an increase in premium written of 9.4% and an increase in earned premiums of 6.6%, reflecting higher premium from the Company's core fleet transportation products, partially offset by the continued planned reduction in professional liability volume.  The Reinsurance segment reported a decrease in premium written of 66.1% and a decrease in premium earned of 47.9% reflecting the completion of the Company's planned withdrawal from property catastrophe reinsurance.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the financial statement recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The following table provides information regarding premiums written and earned for each segment for the quarters ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2015

Property & Casualty Insurance	$92,584	$59,576	$60,837
Reinsurance	3,368	3,325	4,608

Totals	$95,952	$62,901	$65,445

2014

Property & Casualty Insurance	$84,644	$56,407	$57,097
Reinsurance	9,947	9,610	8,850

Totals	$94,591	$66,017	$65,947

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.7% of premium written for the current quarter compared to 33.4% in the 2014 third quarter, with the increase associated principally with changes in relative premium earned volume for certain products.  There have been no material changes in the terms of major reinsurance treaties since 2014.

Net investment income, before tax, during the third quarter of 2015 was 45.4% higher than the third quarter of 2014 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting from redeployment of assets from lower yielding issues and from higher dividend yields on the equity securities portfolio.  Overall investment portfolio after-tax income increased 34.5% compared to the 2014 third quarter while average invested funds increased 1%.

The third quarter 2015 net realized investment losses of $2.1 million resulted primarily from $6.3 million in losses reported from limited partnerships and $3.4 million in losses related to impairment allowances on energy industry bonds, partially offset by $8.0 million in realized gains from direct trading activities.  Comparative third quarter 2014 overall net realized investment gains were $0.7 million, consisting primarily of $2.2 million in gains from direct trading activities, partially offset by $1.1 million in losses from limited partnerships.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2015 decreased $3.5 million (9.0%).  The loss ratios for each segment were as follows:

	2015	2014
Property and Casualty Insurance	53.7%	56.7%
Reinsurance	55.6	71.2
Total	53.8	58.7

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable loss activity in the Company's core fleet transportation and professional liability products.  The lower Reinsurance segment loss ratio reflects property reinsurance losses reported during the third quarter of 2014 associated with Midwest storm losses which elevated that quarter's ratio.

Other operating expenses, for the third quarter of 2015, decreased $2.5 million, or 10.8%, from the third quarter of 2014.  The ratio of consolidated other operating expenses to operating revenue was 30.7% during the third quarter of 2015 compared to 33.3% for the 2014 third quarter. The lower expense ratios are reflective of higher ceding commissions from reinsurers and the termination of business which carried higher acquisition costs.

The effective federal tax rate on consolidated income for the third quarter of 2015 was 33.0%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the decrease in loss and loss expenses and other operating expenses, net income increased $2.0 million during the third quarter of 2015 as compared to the 2014 period.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Direct and assumed premiums written during the first nine months of 2015 increased $1.3 million (0.5%), while net premiums earned increased $4.6 million (2.4%), as compared to the same period of 2014. The Company's Property and Casualty Insurance segment reported an increase in premium written of 7.4% and an increase in earned premiums of 10.1%, reflecting higher premium from the Company's fleet transportation products. The Reinsurance segment reported a decrease in premium written of 56.6% and a decrease in premium earned of 40.9% reflecting the Company's continued planned withdrawal from property catastrophe reinsurance.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the recognition of earned premium compared to written as well as the differences in reinsurance ceding rates on the mix of business in force.  The following table provides information regarding premiums written and earned for each segment for the nine months ended September 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2015

Property & Casualty Insurance	$272,260	$177,091	$180,152
Reinsurance	13,467	12,949	17,188

Totals	$285,727	$190,040	$197,340

2014

Property & Casualty Insurance	$253,394	$163,388	$163,613
Reinsurance	31,049	30,040	29,081

Totals	$284,443	$193,428	$192,694

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 35.0% of premium written for the current year period compared to 35.5% a year earlier, with the minor decrease associated principally with changes in the mix of premium earned.  There were no material differences in the terms of major reinsurance treaties between the periods.

Net investment income, before tax, during the first nine months of 2015 was 35.2% higher than the first nine months of 2014 for the same reasons mentioned in the quarterly comparison. Overall investment portfolio after-tax income increased 29.3% compared to the 2014 period while average invested funds increased 1%.

Net realized investment gains for the first nine months of 2015 totaled $0.5 million and resulted primarily from $7.5 million in gains from direct trading activities, substantially offset by $2.1 million in losses from limited partnership activity and $4.3 million in losses related to impairment allowances, as mentioned in the quarterly comparison.  For the same period of 2014, overall net realized investment gains were $12.8 million, consisting primarily of $7.2 million in gains from limited partnerships and $5.8 million in gains from direct trading activities.  Realized investment gains and losses result from decisions regarding the sale of individual securities and the change in total value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first nine months of 2015 decreased $4.4 million (3.7%). The loss ratios for each segment were as follows:

	2015	2014
Property and Casualty Insurance	58.4%	61.6%
Reinsurance	50.6	60.0
Total	57.7	61.4

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable loss activity in the Company's core fleet transportation and professional liability products.  The lower Reinsurance segment loss ratio reflects the second quarter 2014 storm losses which elevated that period's ratio while the first nine months of 2015 experienced no significant property losses.

Other operating expenses, for the first nine months of 2015, increased $0.7 million, or 1.1%, from the first nine months of 2014.  The ratio of consolidated other operating expenses to operating revenue was 32.4% during the 2015 period compared to 32.5% for the 2014 period.

The effective federal tax rate on consolidated income for the first nine months of 2015 was 32.7%. The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the difference in realized investment gains and losses, net income decreased $1.7 million as compared to the 2014 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2015, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $220 million.  Of this total, approximately $90 million (41%) represents the Company's provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

At September 30, 2015, limited partnership investments include approximately $45.1 million consisting of two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements to the affiliated organizations.

At September 30, 2015, invested assets other than limited partnerships include approximately $59.0 million in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

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

 BALDWIN & LYONS, INC.

Date     November 5, 2015                                                                                                                By /s/ Joseph J. DeVito

                          Joseph J. DeVito, CEO and President

Date     November 5, 2015                                                                                                                By /s/ G. Patrick Corydon

                           G. Patrick Corydon,
                 Executive Vice President – Finance
                (Principal Financial and
                Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended September 30, 2015

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