Form 10-K
period 2015-12-31
BALDWIN & LYONS INC
filed 2016-03-04
CIK 9346

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
                                                                            December 31, 2015
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
Large accelerated filer ____    Accelerated filer   ✓      Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No   ✓
The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2015, based on the closing trade prices on that date, was approximately $229,880,000.
The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2016:
Common Stock, No Par Value:                                                                                Class A (voting)                                 2,623,109 shares
                          Class B (nonvoting)                                        12,402,941 shares

The Index to Exhibits is located on page 83.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held May 10, 2016 are incorporated by reference into Part III.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930. Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance including a limited assumption of risks as a reinsurer of other companies.
B&L's principal subsidiaries are:
1.	Protective Insurance Company (referred to herein as "Protective"), which is licensed by insurance authorities in all 50 states, the District of Columbia, all Canadian provinces and Puerto Rico;
2.
Protective Specialty Insurance Company (referred to herein as "Protective Specialty"), which is currently approved for excess and surplus lines business by insurance authorities in 48 states and the District of Columbia and licensed in Indiana;

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

Approximately 21% of premiums written by the Insurance Subsidiaries during 2015 was attributable to business produced directly by B&L. The remainder was produced through a network of broker and agent partners.
As is a common practice in the property & casualty insurance industry, the Insurance Subsidiaries share (referred to as "ceding") portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota-share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements. Reinsurance is ceded to spread the risk of loss from individual accidents or groups of accidents among several reinsurers and is an integral part of the Company's business.
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

B&L also performs a variety of additional services, primarily for the Company's insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs including development of computerized systems to assist customers in monitoring their accident data.  Extensive claims handling services are also provided, primarily to clients with self-insurance programs.
Reinsurance Assumptions

The Company accepts cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.  Participation in reinsurance markets fluctuates based on market conditions for these products.  In recent years, unfavorable pricing and terms available in reinsurance markets, particularly property markets, has resulted in a significant decline in premium assumed by the Company.

Approximately 86% of net reinsurance premium earned during 2015 relates to professional liability coverages provided to domestic insurance companies and produced through a network of independent brokers.

Property reinsurance premium for 2015 was limited to the final runoff of United States wind and earthquake business produced through a single exclusive managing general agency partnership.    Effective July 1, 2014, this final property catastrophe exposure was not renewed and, as of June 30, 2015, no property reinsurance risk remained inforce.

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

Professional Liability

The Company markets a variety of professional liability products through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.
Private Passenger Automobile Insurance

In late 2015, the Company discontinued marketing private passenger automobile liability and physical damage coverages and all business for this product line will expire in 2016.

Property/Casualty Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses incurred typically comprise nearly two-thirds of the Company's operating expenses. A discussion of this expense category follows.

The consolidated balance sheets include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.
The Company's reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  "Case basis" loss reserves, which comprise approximately 66% of total gross reserves at December 31, 2015, are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, "bulk" reserves , which comprise approximately 34% of total gross reserves at December 31, 2015 are established for (1) those losses which have occurred, but have not yet been reported to the Company ("incurred but not reported" claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim ("loss adjustment expenses). Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs. Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims. Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs related to the established loss reserves. Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established. For a more detailed discussion of the three categories of reserves, see "Loss and Loss Expense Reserves" under the caption, "Critical Accounting Policies" beginning on page 28 in Management's Discussion and Analysis.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims.  Our claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly claims involving large tractor-trailer rigs and large-scale losses resulting from catastrophic events.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided by the Company's fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Loss reserves related to certain permanent total disability (PTD) workers' compensation claims have been discounted to present value using tables provided by the National Council on Compensation Insurance which are based upon a pretax interest rate of 3.5% and adjusted for those portions of the losses retained by the insured. The loss and LAE reserves at December 31, 2015 have been reduced by approximately $2.1 million as a result of such discounting. Had the Company not discounted these loss reserves, pretax income would have been approximately $1.0 million higher for the year ended December 31, 2015.

For policies inforce at December 31, 2015, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million or less.  Occasionally, limits above $10 million required by customers are placed directly by Baldwin & Lyons, Inc. with non-affiliated carriers or written by the Company but 100% reinsured with non-affiliated reinsurers.  Certain coverages, such as workers' compensation, provide essentially unlimited exposure, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to treaty and facultative reinsurance arrangements the Company's maximum exposure to loss from a single occurrence for currently inforce business ranges from approximately $.25 million to $1.3 million for the vast majority of risks insured although, for certain losses occurring within the past five policy years, maximum exposure could be as high as $2.5 million for a single occurrence.  Certain reinsurance agreements effective since June 3, 2005 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.

The Company is cedent under numerous reinsurance treaties covering its varied product lines.  Treaties are typically written on an annual basis, each with its own renewal date.  However, treaty terms may occasionally be agreed to for periods beyond one year.  Treaty renewals are expected to largely continue to occur annually in the foreseeable future.  Because losses from certain of the Company's products can experience delays in being reported and can take years to settle, losses reported to the Company in the current year may be covered by a number of older reinsurance treaties with higher or lower net loss exposures than those provided by current treaty provisions.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2015, 2014 and 2013.  That table is presented net of reinsurance recoverable to correspond with income statement presentation.  However, a reconciliation of these net reserves to those gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 10 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2015.  The table on page 11 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2015 as well as the related re-estimated reinsurance ceded for the same periods.

RECONCILIATION OF LIABILITY FOR LOSSES AND LOSS ADJUSTMENT
EXPENSES (GAAP BASIS)

	Year Ended December 31
	2015	2014	2013
NET OF REINSURANCE RECOVERABLE:	(in thousands)
Liability for losses and LAE at the
Beginning of the year	$295,583	$288,088	$289,236

Provision for losses and LAE:
Claims occurring during the current year	165,812	169,950	156,264
Claims occurring during prior years	(10,062)	(10,354)	(5,563)
	155,750	159,596	150,701
Payments of losses and LAE:
Claims occurring during the current year	56,710	59,826	47,908
Claims occurring during prior years	92,870	92,275	103,941
	149,580	152,101	151,849

Liability for losses and LAE at end of year	301,753	295,583	288,088

Reinsurance recoverable on unpaid losses
at end of the year	211,843	210,519	186,382

Liability for losses and LAE, gross of
reinsurance recoverable, at end of the year	$513,596	$506,102	$474,470

The reconciliation above shows that the Company's estimate of net losses on 2014 and prior accidents is approximately $10.1 million lower at December 31, 2015 than was provided in loss reserves at December 31, 2014 (referred to as "reserve savings"), with comparative reserve savings for the two previous calendar years.

The following table is a summary of the 2015 calendar year reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2014	(Savings) Deficiency Recorded During 2015	% (Savings) Deficiency

2014	$110,124	$(1,085)	(1.0%)
2013	65,165	(6,281)	(9.6%)
2012	37,335	5,530	14.8%
2011	28,343	(4,666)	(16.5%)
2010	10,285	2,685	26.1%
2009 & prior	44,331	(6,245)	(14.1%)

	$295,583	$(10,062)	(3.4%)

The (savings) deficiency recorded for the above individual loss years was derived from varied sources, as follows (dollars in thousands):
	2009 & Prior	2010	2011	2012	2013	2014

Losses and allocated loss expenses developed on cases known to exist at December 31, 2014	$1,240	$(301)	$(4,529)	$8,829	$14,858	$17,220
Losses and allocated loss expenses reported on cases unknown at December 31, 2014	432	44	1,147	400	1,348	16,886
Unallocated loss expenses paid	193	57	245	832	758	1,363
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(7,892)	(1,168)	1,167	(9,202)	(21,650)	(32,565)
Net (savings) deficiency on losses from directly-produced business	(6,027)	(1,368)	(1,970)	859	(4,686)	2,904

(Savings) deficiency reported under voluntary reinsurance assumption agreements and residual markets	(218)	4,053	(2,696)	4,671	(1,595)	(3,989)

Net (savings) deficiency	$(6,245)	$2,685	$(4,666)	$5,530	$(6,281)	$(1,085)

Loss and loss expense development savings, presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2015	2014	2013
Property and casualty insurance	$(10,289)	$(5,423)	$(1,725)
Reinsurance	227	(4,931)	(3,838)
Totals	$(10,062)	$(10,354)	$(5,563)

Development as a percent of beginning loss and loss adjustment expense reserves:	2015	2014	2013
Property and casualty insurance	4.3%	2.9%	1.4%
Reinsurance	-.4%	6.3%	4.5%
Totals	3.4%	3.6%	1.9%

In the first table on page 6, the amounts identified as "Net (savings) deficiency on losses from directly-produced business" consist of development on cases known at December 31, 2014, losses reported which were previously unknown at December 31, 2014 (incurred but not reported), unallocated loss expense paid related to accident years 2014 and prior and changes in the reserves for incurred but not reported losses and loss expenses. Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date. Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.
Also shown in the table are amounts representing the "(savings) deficiency reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in both voluntary reinsurance policies and treaties and government mandated pools.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies, retrocessionaires and residual market administrators and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment; however, claims are not administered by the Company but, rather, reserves on this business are established by the regulatory entities and, accordingly, development on these losses is largely dependent on the adequacy of loss reserving by these entities.  Development deficiencies on residual market business were $3.0 million, $0.7 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The property and casualty insurance segment has historically constituted the largest portion of net reserve development savings as it has historically generated the majority of the Company's premium revenue.  As shown, the savings from this segment ranged from $1.7 million to a savings of $10.3 million during the past three years. This fluctuation reflects the variability associated with higher premium volumes and, hence, the larger claims covered by the Company, as well as fluctuations in the Company's net retentions. The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the change from excess of loss to quota share treaties beginning in 2005, the use of facultative reinsurance on larger risks, and the dynamic nature of losses associated with the fleet transportation business as well as the timing of settlement of large claims increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company's basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for the reinsurance segment is heavily dependent on the establishment of case basis and IBNR reserves by other insurance and reinsurance companies.  However, the Company evaluates the sufficiency of such reserving and often adjusts reserves based on management's independent analysis, considering the number of different entities involved and the fact that the Company must rely on external sources of information, reserve development from these products is potentially subject to fluctuation from year to year.
Factors affecting the development of environmental claims are more fully discussed in the following paragraphs.  The Company has very limited exposure to environmental losses and activity with respect to environmental losses during the three year period ending 2015 has been insignificant.
Management's goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $10.1 million in net savings developed during 2015 represents approximately 30% of pre-tax net income before realized capital gains for 2015 but only 3.4% of December 31, 2014 net loss and LAE reserves, which is well within the acceptable range of variation for the Company's diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process which has proven to be fully adequate with no overall deficiencies developed since 1985.  The Company constantly monitors changes in trends related to the numbers of claims incurred relative to correlative variances with premium volume, average settlement amounts, numbers of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.
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

Ten Year Historical Development Tables:
The table on page 10 presents the development of GAAP balance sheet insurance reserves for each year-end from 2005 through 2014, as of December 31, 2015, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including losses that had been incurred, but not yet reported, to the Company.
The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.
The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2015. For example, the 2005 liability has developed a $51.9 million redundancy over ten years. That amount has been reflected in income over those ten years, as shown on the table. The effect on calendar year income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.
Historically, the Company's net loss developments have been favorable.  Reserve developments for all years ended in the period 1986 through 2014 have produced redundancies as of December 31, 2015.  In addition to a consistently conservative approach to reserving methods, loss reserve developments in recent years have been favorably affected by several other factors.  Perhaps the most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company's insureds specifically.  Statistics produced by a variety of sources show that driver quality in general and specifically as relates to the type of transportation companies underwritten by the Company, has improved markedly in the past decade resulting in fewer fatalities and serious accidents.  The Company's experience also shows that improved safety and hiring programs have a dramatic impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  In addition, the expanded use of telematics to precisely measure driver behavior and provide focused training and remediation is positively impacting loss experience.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.
The establishment of bulk reserves requires the use of historical data, where available, and generally a minimum of ten years of such data is required to provide statistically valid samples for most lines of business.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business which are different from those present in the historical data.  Clearly, the Company's book of business in 2015 is different, both in terms of exposures provided and rates charged, from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious fleet transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, savings realized in recent years upon the closing of claims, as reflected in the tables on pages 5 and 11, are attributable to the Company's experience in specializing in long-haul trucking business for over 50 years as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures. The Company will continue to review the trends noted and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.
The lower section of the table on page 10 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2015, the Company had paid $168.3 million of losses and LAE that had been incurred, but not paid, as of December 31, 2005; thus, an estimated $22.0 million (12%) of losses incurred through 2005 remain unpaid as of the current financial statement date ($190.3 million incurred less $168.3 million paid).  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business whereby portions of claims, principally in workers compensation coverages, do not fully pay out for more than ten years.

Readers should note that the table on page 10 does not present accident or policy year development data which they may be more accustomed to analyzing. Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date. In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated. For example, the amount of any redundancy or deficiency related to losses settled in 2008, but incurred in 2005, will be included in the cumulative development amount for each of the years ending December 31, 2005, 2006, and 2007. It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.
The table presented on page 11 presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2005 through December 31, 2014, as of December 31, 2015, with a reconciliation of the data to the net amounts shown in the table on page 10.  Readers are reminded that the gross data presented on page 11 requires significantly more subjectivity in the estimation of incurred but not reported and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, some of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented on page 11, and those net of reinsurance, as shown on page 10 do not impact the Company's operating results as all such differences are borne by reinsurers.

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
In general, establishing reserves for environmental claims, other than those associated with "sudden and accidental" losses, is subject to uncertainties that are greater than those represented by other types of claims.  Factors contributing to those uncertainties include a lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and the extent and timing of any such contractual liability.  Courts have reached different and sometimes inconsistent conclusions as to when the loss occurred and what policies provide coverage, what claims are covered, whether there is an insured obligation to defend, how policy limits are determined, how policy exclusions are applied and interpreted, and whether cleanup costs represent insured property damage.
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
The Company's reserves for unpaid losses and loss expenses at December 31, 2015 did not include significant amounts for liability related to environmental damage claims. The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for incurred but not reported environmental losses at December 31, 2015.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$242,130	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753

Liability Reestimated
as of:
One Year Later	225,183	228,211	227,423	222,049	194,430	208,933	280,217	283,673	277,734	285,521
Two Years Later	209,774	207,818	216,730	208,702	198,220	201,745	272,285	282,381	268,757
Three Years Later	200,955	199,503	206,445	210,562	188,110	204,243	276,525	279,685
Four Years Later	198,376	192,678	210,170	205,519	192,195	202,078	268,299
Five Years Later	191,846	198,023	208,132	208,398	187,792	198,518
Six Years Later	195,348	196,101	210,446	205,986	181,547
Seven Years Later	193,226	197,898	209,288	200,460
Eight Years Later	194,188	196,421	205,179
Nine Years Later	192,585	193,746
Ten Years Later	190,276

Cumulative Redundancy	$51,854	$55,749	$39,321	$31,173	$21,706	$20,111	$21,793	$9,551	$19,331	$10,062

Cumulative Amount of
Liability Paid
Through:
One Year Later	$59,581	$58,956	$76,970	$84,777	$74,182	$72,393	$94,003	$103,941	$92,275	$92,870
Two Years Later	94,947	100,990	124,870	120,628	107,413	109,382	156,271	162,087	159,282
Three Years Later	117,522	127,011	145,857	142,731	125,038	133,507	193,566	205,452
Four Years Later	136,652	143,612	157,724	152,679	137,460	147,462	214,873
Five Years Later	148,039	151,662	164,877	161,834	143,461	158,172
Six Years Later	154,573	157,223	170,554	166,290	148,101
Seven Years Later	159,428	162,331	174,190	170,126
Eight Years Later	163,779	165,372	177,275
Nine Years Later	166,062	168,157
Ten Years Later	168,303

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

Direct and Assumed:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$430,273	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596

Liability Reestimated as of
December 31, 2014	324,746	300,304	305,844	298,439	289,678	300,507	382,745	423,750	438,189	463,951

Cumulative Redundancy	105,527	109,108	72,772	91,119	69,352	44,013	38,811	31,704	36,281	42,151

Ceded:
Liability for Unpaid Losses and Loss
Adjustment Expenses	188,143	159,917	134,116	157,925	155,777	125,891	131,464	166,218	186,382	210,519	211,843

Liability Reestimated as of
December 31, 2014	134,470	106,558	100,665	97,979	108,131	101,989	114,446	144,065	169,432	178,430

Cumulative Redundancy	53,673	53,359	33,451	59,946	47,646	23,902	17,018	22,153	16,950	32,089

Net:
Liability for Unpaid Losses and Loss
Adjustment Expenses	242,130	249,495	244,500	231,633	203,253	218,629	290,092	289,236	288,088	295,583	301,753

Liability Reestimated as of
December 31, 2014	190,276	193,746	205,179	200,460	181,547	198,518	268,299	279,685	268,757	285,521

Cumulative Redundancy	51,854	55,749	39,321	31,173	21,706	20,111	21,793	9,551	19,331	10,062

Marketing

The Company's primary marketing areas are outlined on pages 2 and 3.
Historically, the Company has focused its fleet transportation marketing efforts on large and medium trucking fleets, with its biggest market share in the larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) self-insure a significant portion of their risk and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain small deductibles on each claim.  The Company's fleet transportation offerings also include public livery risks, principally large and medium sized operators of bus fleets.  The Company's fleet transportation offerings include work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor as well as workers' compensation coverage to employees of independent contractor fleet owners.
In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units).
In 2015, fleet transportation products generated approximately 95% of direct premium written by the Property & Casualty Insurance Segment.
Beginning in 2010, the Company began underwriting miscellaneous professional liability coverages through wholesale and retail agents and brokers on both an admitted and surplus lines basis.
Since 1992, the Company has accepted reinsurance cessions and retrocessions covering property and casualty risks from selected insurers and reinsurers.  Participation in this market has varied over the years depending on the adequacy of pricing.  Effective June 30, 2015, no property reinsurance risk remained inforce.
The Company terminated marketing of its private passenger automobile insurance products in late 2015 and all inforce business for this product line will expire in 2016.

Investments
The Company's investment portfolio is essentially divided between (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds.  Management believes the funds invested in fixed maturity and short-term securities are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds to achieve higher long-term returns. The following discussion will concentrate on the different investment strategies for these two major categories.
At December 31, 2015 the financial statement value of the Company's investment portfolio was approximately $730 million, including $70 million of short-term funds classified as cash equivalents. The adjusted cost of the portfolio was $670 million with the $60 million difference representing pre-tax unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2015	2014

Corporate securities	25.1%	25.2%
State and municipal obligations	16.4	16.7
U.S. government obligations	15.4	14.9
Short-term and money markets	10.7	9.2
Commercial mortgage-backed securities	4.6	5.3
Foreign government obligations	3.8	4.2
Residential mortgage-backed securities	0.7	0.9
Total fixed maturities	76.7	76.4
Limited partnerships (equity basis)	11.3	12.0
Equity securities	12.0	11.6
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 69.7% of the market value of the Company's total invested assets at December 31, 2015.  Excluding U.S. government obligations, the fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $8.4 million (1.1% of total invested assets) although most individual investments, other than municipal bonds, are less than $750,000. The Company's fixed maturity portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity. Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished. In such cases, the security will be considered for disposal prior to maturity. In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The Investment Committee has determined that the Company's Insurance Subsidiaries will, at all times, hold high grade fixed maturity securities and short-term investments with a market value equal to at least 100% of reserves for losses and loss expenses and unearned premiums, net of applicable reinsurance credits.  At December 31, 2015, investment grade bonds and short-term instruments held by Insurance Subsidiaries equaled 136% of designated underwriting liabilities, thus providing a substantial margin above this conservative guideline.

The Company's concentration of fixed maturity funds in relatively short-term investments provides it with a level of liquidity which is more than adequate to provide for its anticipated cash flow needs.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2015.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2015	2014
Less than one year	28.4%	37.3%
1 to 5 years	49.6	37.7
5 to 10 years	8.8	10.9
More than 10 years	13.2	14.1
	100.0%	100.0%

Average contractual life of portfolio (years)	4.6	4.8

Approximately $61.3 million of fixed maturity investments (8.4% of total invested assets) consists of bonds rated as less than investment grade by the National Association of Insurance Commissioners at year end.  These investments include a diversified portfolio of over 40 investments with a cost basis of approximately $64.5 million.

The market value of the consolidated fixed maturity portfolio was $5.4 million lower than cost at December 31, 2015, before income taxes, which compares to a $3.6 million unrealized loss at December 31, 2014, with the change due primarily to the decline in oil prices and the strengthening of the U.S. Dollar.  The Company analyzes fixed maturity securities for other-than-temporary impairment ("OTTI") in accordance with the Financial Accounting Standards Board ("FASB") OTTI guidance.  As has been the Company's consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than six months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company's 20% threshold.  In 2015, the net effect of OTTI adjustments to fixed maturity securities was a charge against income of $4.7 million with securities owned at year end having only an insignificant credit related loss treated as unrealized.  The current net unrealized gain on fixed maturity securities consists of $4.1 million of gross unrealized gains and $9.5 million of gross unrealized losses.  The gross unrealized loss equals approximately 2.2% of the cost of all bonds in this category.

Equity Securities
Because of the large amount of high quality fixed maturity investments owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 19.9% of the market value of the consolidated investment portfolio at December 31, 2015, but only 12.0% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company's equity securities portfolio consists of over 200 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $6.2 million at December 31, 2015 (0.9% of total invested assets) although the average equity holding of an individual issuer is less than $150,000.
In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, which accounts for the fact that the portfolio, in total, carries a $60.0 million pre-tax unrealized gain at the current year end using original cost and over $65.3 million in unrealized gains using cost adjusted for previous other-than-temporary impairment adjustments. An individual equity security will be disposed of when it is determined by investment managers or the Investment Committee that there is little potential for future appreciation. All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions are deemed to dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2015 generated both gains and losses but netted to a realized gain of $8.4 million before taxes.
The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $1.3 million for the year before taxes. The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than six months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment, regardless of the percentage decline.  Further, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company's 20% threshold.  Net unrealized gains on the equity security portfolio were $65.3 million, before tax at December 31, 2015 compared to $83.3 million at December 31, 2014.  The current net unrealized gain consists of $70.4 million of gross unrealized gains and $5.1 million of gross unrealized losses.

Limited Partnerships
The Company invests in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company's excess capital strategy.  At December 31, 2015, aggregate funds invested in limited partnerships was $31.0 million and the aggregate carrying value was $75.5 million, comprising 10.3% of the market value of invested assets.

As a group, these investments experienced decreases in value during 2015, with the aggregate of the Company's share of such losses reported by the limited partnerships totaling approximately $1.7 million.  The decrease in value is composed of estimated realized gains of $6.5 million and decreases in estimated unrealized gains of $8.2 million.  On an inception-to-date basis, active limited partnerships have produced estimated realized income of $38.8 million and estimated unrealized income of $5.1 million.
The Company follows the equity method of accounting for its limited partnership investments and, accordingly, records the total change in value as a component of net gains or losses on investments.  However, readers are cautioned that, to the extent that reported increases in equity value are unrealized, they can be reduced or eliminated quickly by volatile market conditions.  Further, assets purchased with reinvested realized gains can also diminish in value.  In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.  Limited partnerships also are highly illiquid investments and the Company's ability to withdraw funds is generally subject to significant restrictions.

Investment Yields
Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company's fixed maturity investments are maintained, continued at historically low levels during 2015.  Pre-tax net investment income increased $3.4 million, or 38% and after tax income increased $2.2 million, or 32% during 2015 reflecting a larger concentration in high-yield bonds and higher average invested assets from continuing positive cash flow from operations. A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2015	2014
Before federal tax:
Investment income	2.5%	2.0%
Investment income plus investment gains (losses)	2.3	4.3

After federal tax:
Investment income	1.8	1.5
Investment income plus investment gains (losses)	1.7	2.9

Readers are also directed to the Results of Operations of this document for additional details of investment operations.

Regulatory Framework
The Company's businesses are currently subject to insurance industry regulation by each of the fifty states in which the Company's subsidiaries are licensed. In addition, minor portions of the Company's business are subject to regulation by Bermudian and Canadian federal and provincial authorities. There can be no assurance that laws and regulations will not be changed by one or more of these regulatory bodies in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government continues to undertake a substantial review and revision of the regulation and supervision of financial institutions, including insurance companies as well as tax laws and regulation, which could impact the Company's operations and performance.  While it is currently expected that federal government regulation will be focused on the largest financial companies, additional regulations are likely to increase the cost of compliance to the Company.  Further, while management is not aware of any significant pending changes, the Company is also subject to regulatory risks from changes to state and federal tax laws that may affect the treatment of insurance related deductions or income recognition.
Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company's ability to generate historical levels of income from its insurance operations.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has continuously maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business, thus having a detrimental effect on the Company.  Also, the ability for the Company's Insurance Subsidiaries to increase insurance rates is heavily regulated for significant portions of the Company's business and such rate increases are often denied or delayed for substantial periods by regulators.

Employees
As of December 31, 2015, the Company had 438 employees, an increase of 13 employees from the prior year end.

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
The Company believes it has a competitive advantage in its major lines of business as the result of the extensive experience of its long-tenured management and staff, its superior service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to management, its extensive proprietary data bases and the use of technology with respect to its insureds and independent agent force.  However, the Company is not "top-line" oriented and will readily sacrifice premium volume during periods of unrealistic rate competition.  Accordingly, should competitors determine to "buy" market share with unprofitable rates, the Company's Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

Availability of Documents
This Form 10-K as well as the Company's Audit Committee Charter and Code of Conduct will be sent to shareholders without charge upon written request to the Company's Investor Contact at the corporate address. These documents, along with all other filings with the Securities and Exchange Commission are available for review, download or printing from the Company's web site at www.baldwinandlyons.com.

Item 101(b), (c)(1)(i) and (vii), and (d) of Regulation S-K:
Reference is made to Note J to the consolidated financial statements which provide information concerning industry segments and is filed herewith under Item 8, Financial Statements and Supplementary Data.

Item 1A.  RISK FACTORS

●
The Company operates in the Property and Casualty insurance industry where many of its competitors are larger with far greater resources.  Further, this industry is heavily regulated.  Changes in laws and regulations governing the insurance industry could have a significant impact on the Company's ability to generate income from its insurance operations.  The Company's Insurance Subsidiaries, as a group, are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  The Company is obliged to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  Failure to maintain compliance could result in various governmental regulators preventing the Company from writing new business and therefore having a material impact on the Company.  Further, the ability for the Company's Insurance Subsidiaries to adjust insurance rates is regulated for significant portions of the Company's business and needed rate adjustments can be denied or delayed for substantial periods by regulators.

●
The Company's main insurance subsidiary, Protective, currently has a financial strength rating of "A+" (Superior) by A.M. Best.  A decline in the Company's rating below "A-" could adversely affect the Company's position in the insurance market, make it more difficult to market the Company's insurance products and cause a significant reduction in the Company's premiums and earnings. A downgrade could result in a loss of a number of insurance contracts the Company writes and in a substantial loss of business to other competitors.  Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from "A++" (Superior) to "F" (In Liquidation). The objective of A.M. Best's rating system is to provide potential policyholders and other interested parties an expert independent opinion of an insurer's financial strength and ability to meet ongoing obligations, including paying claims. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.

●
The Company has two classes of common stock with unequal voting rights. The Company is effectively controlled by its principal stockholders and management, which limits other stockholders' ability to influence operations.  The Company's executive officers, directors and principal stockholders and their affiliates control approximately 58% of the outstanding shares of voting Class A common stock and approximately 28% of the outstanding shares of non-voting Class B common stock. These parties effectively control the Company, direct its affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these stockholders may conflict with those of other stockholders, limit marketability of the stock and this concentration of voting power has the potential to delay, defer or prevent a change in control.

●
The Company limits its risk of loss from policies of insurance issued by its Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies. Such reinsurance does not relieve the Company from its responsibility to policyholders should the reinsurers be unable to meet their obligations to the Company under the terms of the underlying reinsurance agreements.  As a result, the Company is subject to credit risk relating to our ability to recover amounts due from reinsurers.  While the Company has not experienced any significant reinsurance losses for over twenty five years, a small number of our less significant historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies and provisions for potential uncollectible balances from these reinsurers have been established.  If the Company is unable to collect the amounts due to it from reinsurers, any unreserved credit losses could adversely affect its results of operations, equity, business and insurer financial strength.

●
Operating in the Property and Casualty insurance industry, the Company is exposed to loss from policies of insurance issued to its policyholders.  A large portion of the provision for losses recorded by the Company is composed of estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Loss and loss expense reserves represent management's best estimate at a given point in time but are not an exact calculation of ultimate liability.  Rather, they are complex estimates derived by utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement.  Many of these uncertainties are not precisely quantifiable and require significant judgment on management's part.  As trends in underlying claims develop, particularly in so-called "long tail" lines where the adjudication of claims can take many years, management is sometimes required to revise reserves.  This results in a charge to the Company's earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made.  These charges can be substantial and can potentially have a material impact, either positively or negatively, on calendar year results of operations and shareholders' equity.

●
While much less significant in the past few years, a portion of the risk underwritten by the Insurance Subsidiaries prior to June 30, 2015 covered property losses resulting from catastrophic events on a worldwide basis.  The occurrence and valuation of loss events for this business is highly unpredictable and a single catastrophic event could result in a materially significant loss to the Company.  Catastrophe losses can take many months, or even years, for the ultimate cost  to be finally determined.  As our claim experience develops on a particular catastrophe, management may be required to adjust recorded reserves to reflect our revised estimates of the total cost of claims.

●
The Company derives a significant percentage of its direct premium volume from certain FedEx subsidiaries and related entities ("FedEx"), and from insurance coverage provided to FedEx's contracted service providers.  While the loss of this major customer could severely impact the Company's revenue earnings potential and A.M. Best rating, insurance programs provided to FedEx and programs provided to the contracted service providers are not necessarily dependent upon one another and, therefore, could be viewed as separate entities.

●
The Company, through its Insurance Subsidiaries, requires collateral from its insureds covering the insureds' obligations for self-insured retentions or deductibles related to policies of insurance provided. Should the Company, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx utilizes significant self-insured retentions and deductibles under policies of insurance provided by the Company's Insurance Subsidiaries.  In the case of FedEx, the Company has determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should the Company become responsible for this entire customer's self-insured retention and deductible obligations, the collateral held would be insufficient and the Company would sustain a significant operating loss.

●
Given the Company's significant interest-bearing investment portfolio, a material drop in interest rates could have an adverse impact on the Company's earnings and, potentially, its financial position.  Conversely, because of the inverse relationship between interest rates and the market value of bonds, a material increase in interest rates could have a significant temporary negative impact on the market value of the Company's fixed maturity investment portfolio.  The functioning of the fixed income markets, the values of the investments the Company holds and the Company's ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in the Company's portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact the Company's ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation. If the fixed-income portfolio were to suffer a decrease in value to a substantial degree, the Company's liquidity, financial position, and financial results could be materially adversely affected.  Under these circumstances, the Company's income from these investments could be materially reduced, and declines in the value of certain securities could further reduce the Company's results of operations, equity, business and insurer financial strength.

●
The Company has a large portfolio of equity securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions.  A decline in the aggregate value of the equity securities and limited partnership investments would result in a commensurate decline in the Company's shareholders equity, either through the income statement or directly to equity.  The resultant decline could, at least temporarily, materially adversely affect the Company's results of operations, equity, business and insurer financial strength ratings.

●
Technological advances, including those specific to the transportation industry, could present the Company with added competitive risks.  An increase in accident prevention technologies and the growth of autonomous or partially autonomous vehicles could reduce the amount of accidents over time and shift the liability from the owner of the vehicle to the manufacturer, which would cause automobile insurance to become a smaller portion of the Company's overall Property and Casualty insurance book of business.  Innovations in telematics and the increase in usage-based information have become more important and will likely change the way premiums are determined in the future.  These advances in technology could materially change the way products in the transportation industry are designed, priced and underwritten and it will take time for the Company to adjust to these changes.

●
The Company's operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and employers. The Company's success involves providing customers with easy-to-use products and ensuring the Company's workforce has the technology to support the customer base.  The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards.  The Company's success is reliant on developing and expanding the effectiveness of existing systems and continuing to enhance information systems that support the Company's operations in a cost effective manner.

●
The Company relies upon the information technology systems and other operational systems and on the integrity and timeliness of data to run the businesses and service the customers.  These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.  Despite our implementation of a variety of security measures, the information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other cyber security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in theft of intellectual property or proprietary information.  A failure to maintain proper security, confidentiality or privacy of sensitive data residing on such systems could delay or disrupt the Company's ability to do business and service customers, harm the Company's reputation, subject the Company to litigation, regulatory fines, a loss of customers and revenues or otherwise adversely affect the business.

●
Changes in current accounting practices and future pronouncements may materially impact the Company's reported financial results.  Developments in accounting practices may require the Company to incur considerable additional expenses to comply with such developments, particularly if the Company is required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively.  The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other historical financial statement line items that are important to users of the financial statements.  Changes could also introduce significant volatility in the Company's results of operations, equity, business and insurer financial strength.

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana, approximately 14 miles from downtown Indianapolis.  The home office building contains a total of 181,000 usable square feet and the Company currently occupies approximately 70% of this space with the remainder being leased to non-affiliated entities on relatively short-term leases.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A and Class B common stocks are traded on The NASDAQ Stock Market® under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2015, there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.
The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2015 and 2014, as reported by NASDAQ and published in the financial press.  The quotations reflect interdealer prices without retail markup, markdown or commission and do not necessarily represent actual transactions.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2015:
Fourth Quarter	$24.89	$22.43	$24.99	$21.27	$.25
Third Quarter	24.40	21.04	23.69	21.85	.25
Second Quarter	24.40	22.50	24.36	22.02	.25
First Quarter	27.63	22.57	25.80	23.00	.25

2014:
Fourth Quarter	24.80	23.25	27.44	24.19	.25
Third Quarter	24.50	23.25	26.68	24.55	.25
Second Quarter	25.20	22.89	26.94	24.36	.25
First Quarter	24.88	22.06	27.24	23.40	.25

The Company has paid quarterly cash dividends continuously since 1974.  The current regular quarterly dividend rate has been increased to $.26 per share, effective February 2016. The Company expects to continue its policy of paying regular cash dividends although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  The Board intends to address the subject of dividends at each of its future meetings considering the Company's earnings, returns on investments and its capital needs.

Corporate Performance
The following graph shows a five year comparison of cumulative total return for the Corporation's Class B common shares, the NASDAQ Insurance Stock Index and the Russell 2000 Index. The basis of comparison is a $100 investment at December 31, 2010, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, and (iii) the Russell 2000 Index.  All dividends are assumed to be reinvested.

Total Return Performance
Baldwin & Lyons, Inc.
NASDAQ Insurance Index
Russell 2000
Index Value
220
200
180
160
140
120
100
80
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Baldwin & Lyons, Inc.	100.00	96.80	110.86	132.22	129.80	126.28
NASDAQ Insurance Index	100.00	105.63	123.41	161.85	178.92	194.53
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2015.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2015 included in Part II, Item 8 "Financial Statements and Supplementary Data", and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)

Direct and assumed premiums written	$383,553	$382,388	$369,476	$341,286	$334,526

Net premiums earned	263,335	261,627	252,743	237,461	244,570

Net investment income	12,498	9,055	8,770	9,930	10,729

Net gains (losses) on investments	(1,261)	14,930	23,515	9,011	(17,803)

Losses and loss expenses incurred	155,750	159,596	150,701	138,088	215,555

Net income (loss)	23,283	29,717	36,588	31,919	(28,175)

Earnings per share -- net income (loss) [1]	1.55	1.98	2.45	2.15	(1.90)

Cash dividends per share	1.00	1.00	1.00	1.00	1.00

Investment portfolio [2]	729,877	757,421	703,259	681,856	637,681

Total assets	1,085,771	1,144,247	1,072,270	983,024	905,294

Shareholders' equity	394,498	399,496	381,724	346,712	319,061

Book value per share [1]	26.25	26.67	25.57	23.25	21.49

Underwriting ratios [3]

Losses and loss expenses	59.2%	61.0%	59.6%	58.1%	88.1%

Underwriting expenses	32.2%	32.0%	32.4%	30.8%	30.2%

Combined	91.4%	93.0%	92.0%	88.9%	118.3%

1   Earnings and book value per share are adjusted for the dilutive effect of stock options outstanding.
2   Includes money market instruments classified with cash in the Consolidated Balance Sheets.
3   Data is for all coverages combined, does not include fee income and is presented based upon U.S. generally accepted accounting principles.

Item 7.                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
The primary sources of the Company's liquidity are (1) funds generated from insurance operations including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Insurance Subsidiaries, other than loss and loss expense payments, generally average less than 33% of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2015, cash flow from operations totaled $38.2 million compared to $30.2 million total for 2014.  The increase in operating cash flow resulted mainly from decreased loss, LAE and other operating expense payments in addition to higher premium volume in 2015.
For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's bond and short-term investment portfolio decreased slightly to 4.6 years during 2015. The average duration of the Company's fixed maturity portfolio remains much shorter than the contractual maturity average and significantly shorter than the duration of the Company's liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners which are designed to provide protection for both policyholders and shareholders.
The Company's assets at December 31, 2015 included $71.7 million in short-term and cash equivalent investments which are readily convertible to cash without market penalty and an additional $73.9 million of fixed maturity investments (at par) maturing in less than one year. The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company's reinsurance program is structured to avoid significant cash outlays that accompany large losses.
Net premiums written by the Company's Insurance Subsidiaries for 2015 equaled approximately 65% of the combined statutory surplus of these subsidiaries, a level consistent with the past several years. Premium writings of 100% to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Insurance Subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.
At December 31, 2015, $87.7 million, or 22% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions pose no material liquidity concerns for the Company. The financial strength and stability of the subsidiaries permit ready access by the parent company to short-term and long-term sources of credit. The Company maintains a $40 million unsecured line of credit with $20 million of unused capacity at December 31, 2015.

Results of Operations

2015 Compared to 2014

Premiums written by the Property and Casualty Insurance segment for 2015 totaled $366.7 million, an increase of $23.5 million (7%) from 2014.  This increase is attributable to a $30.1 million (10%) increase in premiums generated by fleet transportation products resulting from the addition of several new accounts during 2015, rate increases and increased revenue and miles driven by our insureds, which is immediately reflected in premium. This increase was partially offset by decreases of $4.7 million and $4.1 million in premiums generated by primary professional liability and personal automobile, respectively, reflecting the Company's strategic initiatives of reducing exposures in these products.  Premiums ceded to reinsurers on Property and Casualty Insurance segment business averaged 35.0% of gross written premium for 2015 compared to 34.7% for 2014, with the small variation attributable to fluctuation in the mix of business as well reinsurance treaty placement changes.
Premiums written by the Reinsurance segment totaled $16.9 million during 2015, a decrease of $22.3 million (57%) from 2014. Premiums generated by property reinsurance products decreased $13.4 million (85%), reflective of management's decision to completely withdraw from the property catastrophe market.  As of June 30, 2015, all exposure to catastrophic losses has expired.  Further contributing to the Reinsurance segment premium written decrease was an $8.9 million (38%) decline in the Company's book of professional liability reinsurance assumed, reflective of the Company's decision to non-renew certain business in response to deteriorating rates and treaty terms.
After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $263.3 million for 2015 compared to $261.6 million for 2014, an increase of 0.7%. The small net premium earned increase reflects a 10.3% increase in premium earned from the fleet transportation products mentioned above, partially offset by decreased premium written from primary professional liability and personal automobile products and in the Reinsurance segment.
Pre-tax investment income of $12.5 million during 2015 was 38% higher than the 2014 reflecting an increased allocation to high-yield bonds and increases in average invested assets.  After tax investment income increased by 32% during 2015 compared to the prior year reflecting a mix in taxable compared to tax-exempt investment income.
Net pre-tax losses on investments, before taxes, totaled $1.3 million in 2015 compared to net pre-tax gains on investments of $14.9 million during 2014.  The 2015 results were heavily influenced by direct trading results with gains of $4.5 million in 2015 compared to gains of $7.9 million in 2014. In addition, limited partnership results produced losses of $1.7 million in 2015 compared to gains of $7.1 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company's share of gains and losses in these entities represented a 2% decrease in value for 2015 compared to a 10% appreciation in value for 2014.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company's proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2015, the limited partnership $1.7 million net loss was composed of $8.2 million attributable to a decrease in unrealized gains and $6.5 million attributable to realized gains.  Other-than-temporary impairments of $7.7 million netted with losses of $4.4 million on previously impaired available-for-sale securities that were sold in 2015 are included in the net losses stated above.
Losses and loss expenses incurred during 2015 decreased $3.8 million (2.4%) from 2014 to $155.8 million, a decrease generally consistent with the decreased reinsurance exposure described above.  The 2015 consolidated loss and loss expense ratio was 59.2% compared to 61.0% for 2014. The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2015	2014
Fleet transportation	55.7%	58.8%
All other	96.4	93.9
All lines	59.2	61.0

The lower loss ratio for Fleet Transportation during 2015 was the result of more favorable frequency and severity related to current accident year losses.  Prior year reserve savings lowered the 2015 calendar year Fleet Transportation loss ratio by 4.3 points compared to a 4.4 point decrease experienced in 2014.
The Company produced an overall savings on the handling of prior year claims during 2015 of $10.1 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $10.4 million savings produced during 2014 on prior year claims. Separated by segment, a $10.3 million net savings attributable to the property and casualty insurance segment during 2015 was primarily attributable to the Company's Fleet Transportation business, a described in the previous paragraph.  A $0.2 million deficiency attributable to the reinsurance segment in 2015 related primarily to professional liability assumed losses.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process. As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided. Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2015, before credits for ceding allowances from reinsurers, increased $7.7 million (7%) to $119.5 million, generally in line with increases in Property and Casualty Insurance segment premium written.  This increase is due primarily to (1) an increase in salary and salary related expenses, reflective of the Company's growing workforce in response to the continued expansion of the Company's products and services, (2) a non-recurring recovery during 2014 of a substantial previously written off reinsurance recovery and (3) increased commissions related to business produced by non-affiliated agents and brokers.  Reinsurance ceded credits were 22% higher in 2015, resulting primarily from favorable changes to the terms of certain reinsurance treaties.  After consideration of these expense offsets, operating expenses increased $2.5 million, or 3%, from the prior year.

A portion of the Company's fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis. Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses. In general, commissions paid by the Insurance Subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business. The ratio of net operating expenses of the Insurance Subsidiaries to net premiums earned was 32.2% in 2015 and 32.0% in 2014.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains or losses on investments) was 32.2% for 2015 compared with 31.8% for 2014.

The effective federal tax rate on the consolidated pre-tax income for 2015 was 31.4%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2015 of $23.3 million compares to net income of $29.7 million during 2014 with the decline attributable to realized investment gains. Diluted earnings per share of $1.55 were recorded in 2015 compared to per share income of $1.98 in 2014.

2014 Compared to 2013

Premiums written by the Property and Casualty Insurance segment for 2014 totaled $343.2 million, an increase of $28.4 million (9%) from 2013. This increase is primarily attributable to a $32.0 million (11%) increase in premiums generated by fleet transportation products resulting from the addition of several new accounts during 2014, rate increases and increased revenue and miles driven by our insureds, which is immediately reflected in premium. This increase was partially offset by a decrease of $10.0 million in premiums generated by primary professional liability reflecting the termination of products produced through a single managing general agency which had experienced unfavorable results in recent years.  Premiums ceded to reinsurers on direct business averaged 34.7% of gross written premium for 2014 compared to 35.9% for 2013, with the decrease attributable to the above-described changes in mix of business.

Premiums written by the Reinsurance segment totaled $39.2 million during 2014, a decrease of $15.5 million (28%) from 2013. Premiums generated by property reinsurance products decreased $13.0 million (45%), reflective of management's decision to reduce exposures to property catastrophe losses.  Further contributing to the Reinsurance segment decrease was a decrease in the Company's book of professional liability reinsurance assumed.
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
Net gains on investments, before taxes, totaled $14.9 million in 2014 compared to net gains on investments of $23.5 million during 2013.  The 2014 results were once again heavily influenced by direct trading results with gains of $7.9 million in 2014 compared to gains of $13.6 million in 2013.  In addition, limited partnership results produced gains of $7.1 million in 2014 compared to gains of $8.0 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company's share of gains in these entities represented a 10% appreciation in value for 2014 compared to a 13% appreciation in value for 2013.  To the extent that accounting rules require the limited partnerships to include realized and unrealized gains or losses in their net income, the Company's proportionate share of net income will include the results as reported to the Company by the various general partners.  During 2014, the $7.1 million net gain was composed of $5.8 million attributable to an increase in unrealized gains and $1.3 million attributable to realized gains.  Recoveries of $0.3 million on previously impaired available-for-sale securities that were sold in 2014 are included in the net gains stated above.
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

	2014	2013
Fleet transportation	58.8%	63.0%
All other	93.9	84.8
All lines	61.0	59.6

The lower loss ratio for Fleet Transportation was the result of more favorable frequency and severity experience during the year as well as prior year reserve savings.  The increase in the All Other loss ratio in 2014 was attributable to unfavorable loss development on a single MGA produced program in Primary Professional Liability and a small number of catastrophic losses aggregating over $11 million.
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

Other operating expenses for 2014, before credits for ceding allowances from reinsurers, increased $5.7 million (5%) to $111.8 million, generally in line with increases in premium written. This increase is due primarily to an increase in salary and salary related expenses, reflective of the Company's growing workforce in response to the continued expansion of the Company's products and services, and from higher expenses related to technological advances within the Company, both in the area of telematics and information technology.  Reinsurance ceded credits were 14% higher in 2014, resulting from favorable changes to the terms of certain reinsurance treaties as well as increased business ceded to other companies under quota share reinsurance treaties which provide commissions to the Insurance Subsidiaries.  After consideration of these expense offsets, operating expenses increased $2.7 million, or 3% from the prior year.

A portion of the Company's fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. is included in operating expenses.  In general, commissions paid by the Insurance Subsidiaries to the parent company exceed related acquisition costs incurred in the production of the property and casualty insurance business. The ratio of net operating expenses of the Insurance Subsidiaries to net premiums earned was 32.0% in 2014 and 32.4% in 2013.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains or losses on investments) was 31.8% for 2014 compared with 31.9% for 2013.

The effective federal tax rate on the consolidated pre-tax income for 2014 was 33.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2014 of $29.7 million compares to net income of $36.6 million during 2013. Diluted earnings per share of $1.98 were recorded in 2014 compared to per share income of $2.45 in 2013.

Critical Accounting Policies
The Company's significant accounting policies which are material and/or subject to significant degrees of judgment are highlighted below.
Investment Valuation
All marketable securities are included in the Company's balance sheets at current fair market value.

Approximately 67% of the Company's assets are composed of investments at December 31, 2015.  Approximately 90% of these investments are publicly-traded, owned directly and have readily-ascertainable market values. The remaining 10% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

Under FASB guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder's equity (accumulated other comprehensive income).

In determining if and when an equity security's decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual equity security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery.  For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary.  In those instances, the Company also considers its intent and ability to hold equity investments until recovery can be reasonably expected.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss. Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax credits.

It is important to note that all available for sale securities included in the Company's financial statements are valued at current fair market values. The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders' equity (temporary decline).  Another seemingly inconsistent aspect of this accounting policy which is important to understand is that any subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains (with credits to equity but not reflected in the income statement) until the security is actually disposed of or sold.  At December 31, 2015, unrealized gains include $14.7 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to a cumulative total of $10.5 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above. However, to the extent that certain declines in value are reported as unrealized at December 31, 2015, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2015, the total gross unrealized loss included in the Company's investment portfolio was approximately $14.6 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2015, there would have been no impact on total shareholders' equity or book value since the decline in value of these securities was recognized as a reduction to shareholders' equity.

Reinsurance Recoverable
Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):
	2015	2014	2013
Reinsurance recoverable	$215,888	$220,221	$195,568
Premium ceded (reduction to premium earned)	133,548	119,248	113,882
Losses ceded (reduction to losses incurred)	75,581	105,891	107,321
Commissions from reinsurers (reduction to operating expenses)	28,956	23,797	20,822

A discussion of the Company's reinsurance strategies is presented in Item 1, Business, on page 3.

Amounts recoverable under the terms of reinsurance contracts comprise approximately 20% of total Company assets as of December 31, 2015.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share") while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by the Company's insurance policies for fleet transportation liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the gross underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This may be even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible to satisfy the reinsurer's portion of the loss.  The financial condition of each of the Company's reinsurers is vetted upon the execution of a given treaty and only reinsurers with the superior credit ratings available are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made frequently and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves
The Company's loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2015 and 2014 (dollars in thousands).

	Gross		Net
Line of Business (Segment)	2015	2014	2015	2014

Property and casualty insurance	$464,305	$449,133	$254,299	$241,215
Reinsurance	49,291	56,969	47,454	54,369

	$513,596	$506,102	$301,753	$295,584

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  The Company's claims range from the very routine private passenger automobile "fender bender" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company's policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time. Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined. Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting periods.
A detailed analysis and discussion for each of the above basic reserve categories follows.
Reserves for known losses (Case reserves)
Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a "case" reserve, appropriate for the individual loss occurrence, is established. For very routine "short-tail" claims such as private passenger physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends. As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim. For more complex claims which can tend toward being "long-tail" in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established. Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards in addition to the factual information to determine the value of each claim. Each claim is frequently monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.
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
The Company also uses the loss development factor approach for its long-tail lines of business. A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for incurred but not reported losses. A minimum of 20 accident years is used for long-tail workers' compensation reserve projections. Significant emphasis is placed on the use of tail factors for the Company's long-tail lines of business.
For the Company's fleet transportation risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods in consideration of the Company's exposures to loss. In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous with historical loss data to allow for reliable projection of future developed losses. Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's extensive, proprietary databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review. As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses. This process continues until all losses are settled for each period subject to this method.
Reserves for loss adjustment expenses
While certain of the Company's products involve case basis reserving for allocated loss adjustment expenses, the majority of such reserves are determined on a bulk basis.  The Company uses historical analysis of the ratios of allocated loss adjustment expenses paid to losses paid on closed claims to arrive at the expected ultimate incurred loss adjustment expense factors applicable to each affected product.  Once developed, the factors are applied to the expected ultimate incurred losses, including IBNR, on all open claims.  The resulting ultimate incurred allocated loss adjustment expense is then reduced by amounts paid to date on all open claims to arrive at the reserve for allocated loss adjustment expenses to be incurred in the future for the handling of specific claims.

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
The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of the individual losses. As previously noted, our claims vary widely in scope and complexity. Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment. The high limits provided in the Company's fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims. Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims. The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimations, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.
Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions
Management is aware of the potential for variation from the reserves established at any particular point in time. Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The Company's reserve selections are developed to be a "best estimate" of unpaid loss at a point in time and, due to the unique nature of our exposures, particularly in the large fleet transportation excess product where insured's policies of insurance combine large self-insured retentions with high policy limits, ranges of reserve estimates are not established during the reserving process. However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:
•	Consistency in the individual case reserving processes
•	The selection of loss development factors in the establishment of bulk reserves for incurred but reported losses and loss expenses
•	Projected future loss trend
•
Expected loss ratios for the current book of business, particularly the Company's fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structure may vary widely period to period

Under reasonably possible scenarios, it is conceivable that the Company's selected loss reserve estimates could be 10%, or more, redundant or deficient. The majority of the Company's reserves for losses and loss expenses, on either a gross or a net of reinsurance basis, relate to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's fleet transportation products for policies subject to certain major reinsurance treaties (approximately $169.5 million, or approximately 37% of carried gross reserves for directly produced property and casualty business).  The following table presents the approximate impacts on gross and net loss reserves of both a 10 percentage point and 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2015.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur:

	10 Point Increase	10 Point Decrease	20 Point Increase	20 Point Decrease
Gross reserves	$64.6 million	($42.3) million	$129.1 million	($76.7) million
Net reserves	$26.2 million	($18.9) million	$48.0 million	($30.6) million

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

	2015	2014
Total deferred tax liabilities	$(27,833)	$(37,493)
Total deferred tax assets	16,635	17,520
Net deferred tax liabilities	$(11,198)	$(19,973)

Deferred tax assets at December 31, 2015, include approximately $9.3 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relates to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future. An additional $3.4 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $1.6 and $0.4 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2015.
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

Impact of Inflation
To the extent possible, the Company attempts to recover the impact of inflation to loss costs and operating expenses by increasing the premiums it charges.  Within the fleet transportation business, a majority of the Company's accounts are charged as a percentage of an insured's gross revenue, mileage or payroll.  As these charging bases increase with inflation, premium revenues are immediately increased.  The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval.  Such periodic increases in premium rates may lag far behind cost increases.

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

Based on the structure of the Company's investment portfolio, the most potentially significant of the three identified market risks relates to prices in the equity security market.  Though not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2015 was $145.4 million or approximately 20% of invested assets. This market valuation includes $65.3 million of appreciation over the adjusted cost basis of the equity security investments. Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time. The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in Critical Accounting Policies in this report.  All of the market risks, attendant to equity securities, apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships often includes significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company's other investments, where appreciation is recognized as income only when a security is actually sold.

The Company's fixed maturity portfolio totaled $437.2 million at December 31, 2015.  Approximately 49% of this portfolio is made up of U.S. Government and government agency obligations and state and municipal debt securities;  78% of the portfolio matures within 5 years; and the average contractual maturity of the Company's fixed maturity investments is approximately 4.6 years with an average modified duration of approximately 2.3 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31 which would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 index due to its correlation with the vast majority of the Company's current equity portfolio. The limited partnership portfolio was compared to the S&P 500 and Indian BSE 500 indices due to their significant correlation with the vast majority of our limited partnership portfolio. As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 100 basis points and a 10% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2015:
Fixed maturities
U.S. government obligations	$103,245	$(1,430)	$-
Residential mortgage-backed securities	4,776	(103)	-
Commercial mortgage-backed securities	30,595	(655)	-
State and municipal obligations	110,578	(3,326)	-
Corporate securities	164,025	(5,030)	-
Foreign government obligations	23,965	(531)	-
Total fixed maturities	437,184	(11,075)	-
Equity securities:
Financial institutions	21,694	-	(2,169)
Industrial & miscellaneous	123,804	-	(12,380)
Total equity securities	145,498	-	(14,549)
Limited partnerships	75,458	-	(5,349)
Short-term	2,220	-	-
Total	$660,360	$(11,075)	$(19,898)

2014:
Fixed maturities
U.S. government obligations	$101,094	$(1,208)	$-
Residential mortgage-backed securities	6,066	(198)	-
Commercial mortgage-backed securities	36,440	(1,183)	-
State and municipal obligations	113,777	(3,224)	-
Corporate securities	166,966	(5,646)	-
Foreign government obligations	27,466	(922)	-
Total fixed maturities	451,809	(12,381)	-
Equity securities:
Financial institutions	25,343	-	(2,534)
Industrial & miscellaneous	136,764	-	(13,676)
Total equity securities	162,107	-	(16,210)
Limited partnerships	81,230	-	(5,450)
Short-term	2,966	-	-
Total	$698,112	$(12,381)	$(21,660)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2015:
Fixed maturities
U.S. government obligations	$103,245	$(2,144)	$-
Residential mortgage-backed securities	4,776	(153)	-
Commercial mortgage-backed securities	30,595	(983)	-
State and municipal obligations	110,578	(4,988)	-
Corporate securities	164,025	(7,547)	-
Foreign government obligations	23,965	(797)	-
Total fixed maturities	437,184	(16,612)	-
Equity securities:
Financial institutions	21,694	-	(3,254)
Industrial & miscellaneous	123,804	-	(18,571)
Total equity securities	145,498	-	(21,825)
Limited partnerships	75,458	-	(8,023)
Short-term	2,220	-	-
Total	$660,360	$(16,612)	$(29,848)

2014:
Fixed maturities
U.S. government obligations	$101,094	$(1,800)	$-
Residential mortgage-backed securities	6,066	(297)	-
Commercial mortgage-backed securities	36,440	(1,787)	-
State and municipal obligations	113,777	(4,724)	-
Corporate securities	166,966	(8,333)	-
Foreign government obligations	27,466	(1,366)	-
Total fixed maturities	451,809	(18,307)	-
Equity securities:
Financial institutions	25,343	-	(3,801)
Industrial & miscellaneous	136,764	-	(20,515)
Total equity securities	162,107	-	(24,316)
Limited partnerships	81,230	-	(8,175)
Short-term	2,966	-	-
Total	$698,112	$(18,307)	$(32,491)

Contractual Obligations
The table below sets forth the amounts of the Company's contractual obligations at December 31, 2015.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$513.6	$174.6	$174.6	$63.7	$100.7

Investment commitments	17.5	17.5	-	-	-

Operating leases	0.3	0.2	0.1	-	-

Borrowings	20.0	20.0	-	-	-

Total	$551.4	$212.3	$174.7	$63.7	$100.7

The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $215.9 million at December 31, 2015, or 39% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout but could lag such payments by several months in some instances.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments and unfunded bridge loan obligations at December 31, 2015.  The actual call dates for such funding could vary from that presented.

Borrowings made under a line of credit can be called by the bank, under certain circumstances, with short notice. The line of credit has a current expiration of September 23, 2018; however, it is expected that this line of credit will be renewed for a multiple year period prior to maturity.

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2015

BALDWIN & LYONS, INC.

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, IN
March 4, 2016

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2015	2014
	(dollars in thousands)
Assets
Investments:
Fixed maturities (Amortized cost: 2015, $442,578; 2014, $455,385)	$437,184	$451,809
Equity securities (Cost: 2015, $80,221; 2014, $78,778)	145,498	162,107
Limited partnerships (Affiliated: 2015, $45,009; 2014, $46,987)	75,458	81,230
Short-term and other	2,220	2,966
	660,360	698,112

Cash and cash equivalents	73,538	64,632
Accounts receivable--less allowance (2015, $600; 2014, $605)	66,522	98,144
Accrued investment income	3,989	3,682
Reinsurance recoverable	215,888	220,221
Prepaid reinsurance premiums	3,176	2,274
Deferred policy acquisition costs	1,443	2,263
Property and equipment--less accumulated depreciation
(2015, $14,768; 2014, $13,777)	46,144	43,815
Other assets	11,009	9,413
Current federal income taxes recoverable	3,702	1,691
	$1,085,771	$1,144,247

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$513,596	$506,102
Unearned premiums	25,291	35,019
	538,887	541,121

Reinsurance payable	47,565	46,338
Short-term borrowings	20,000	20,000
Depository liabilities	16,847	48,893
Accounts payable and other liabilities	56,776	68,426
Deferred federal income taxes	11,198	19,973
	691,273	744,751
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2015 - 2,623,109; 2014 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2015 - 12,402,941; 2014 - 12,356,389 shares	529	527
Additional paid-in capital	52,946	51,854
Unrealized net gains on investments	38,924	51,840
Foreign exchange adjustment	(1,066)	390
Retained earnings	303,053	294,773
	394,498	399,496
	$1,085,771	$1,144,247

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2015	2014	2013
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$263,335	$261,627	$252,743
Net investment income	12,498	9,055	8,770
Commissions and other income	5,703	6,430	5,944
Net realized gains on investments, excluding
impairment losses	6,439	15,619	24,257
Total other-than-temporary impairment losses on investments	(7,700)	(689)	(744)
Portion of other-than-temporary impairment losses
recognized in other comprehensive income	-	-	2
Net realized gains (losses) on investments	(1,261)	14,930	23,515
	280,275	292,042	290,972
Expenses:
Losses and loss expenses incurred	155,750	159,596	150,701
Other operating expenses	90,573	88,048	85,361
	246,323	247,644	236,062
Income before federal income taxes	33,952	44,398	54,910

Federal income taxes	10,669	14,681	18,322
Net income	$23,283	$29,717	$36,588

Per share data:
Basic and diluted earnings	$1.55	$1.98	$2.45

Consolidated Statements of Comprehensive Income
Baldwin & Lyons, Inc. and Subsidiaries

	2015	2014	2013
	(dollars in thousands)

Net income	$23,283	$29,717	$36,588

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	(12,639)	7,835	23,711
Less: reclassification adjustment for net losses
included in net income	(277)	(5,084)	(10,089)
	(12,916)	2,751	13,622

Foreign currency translation adjustments	(1,456)	(1,011)	(575)

Other comprehensive income (loss)	(14,372)	1,740	13,047

Comprehensive income	$8,911	$31,457	$49,635

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2015	2014	2013
	(dollars in thousands)

Shareholders' equity at beginning of year	$399,496	$381,724	$346,712

Net income	23,283	29,717	36,588

Other comprehensive income (loss)	(14,372)	1,740	13,047

Cash dividends paid to shareholders	(15,003)	(14,947)	(14,943)

Issuance of common stock	1,094	1,262	320

Shareholders' equity at end of year:	$394,498	$399,496	$381,724

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2015	2014	2013
	(dollars in thousands)
Operating activities
Net income	$23,283	$29,717	$36,588
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	22,939	3,230	(16,488)
Change in accrued investment income	(307)	(234)	939
Change in reinsurance recoverable on paid losses	4,458	(2,785)	(1,618)
Change in losses and loss expenses reserves net of reinsurance	6,325	7,545	(1,264)
Change in other assets, other liabilities and current income taxes	(28,299)	(4,847)	29,892
Amortization of net policy acquisition costs	21,314	25,075	26,592
Net policy acquisition costs deferred	(20,495)	(25,019)	(25,819)
Provision for deferred income taxes (benefits)	(1,819)	1,640	939
Bond amortization	3,388	4,235	5,068
(Gain) loss on sale of property	18	474	(27)
Depreciation	5,037	4,797	4,300
Net realized (gains) losses on investments	1,261	(14,930)	(23,515)
Compensation expense related to restricted stock	1,094	1,262	320
Net cash provided by operating activities	38,197	30,160	35,907

Investing activities
Purchases of fixed maturities and equity securities	(342,592)	(288,283)	(369,259)
Purchases of limited partnership interests	(409)	(6,886)	(3,568)
Distributions from limited partnerships	4,494	1,752	2,528
Proceeds from maturities	161,706	98,714	129,113
Proceeds from sales of fixed maturities	117,338	167,406	207,723
Proceeds from sales of equity securities	53,270	19,263	29,858
Net sales (purchases) of short-term investments	746	1,925	(690)
Purchases of property and equipment	(7,662)	(13,451)	(28,607)
Proceeds from disposals of property and equipment	277	693	261
Net cash used in investing activities	(12,832)	(18,867)	(32,641)

Financing activities
Dividends paid to shareholders	(15,003)	(14,947)	(14,943)
Drawings on line of credit	-	10,000	-
Net cash used in financing activities	(15,003)	(4,947)	(14,943)

Effect of foreign exchange rates on cash and cash equivalents	(1,456)	(1,011)	(575)

Increase (decrease) in cash and cash equivalents	8,906	5,335	(12,252)
Cash and cash equivalents at beginning of year	64,632	59,297	71,549
Cash and cash equivalents at end of year	$73,538	$64,632	$59,297

Notes to Consolidated Financial Statements
Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands, except share and per share data)

Note A - Summary of Significant Accounting Policies
Description of Business:  Baldwin & Lyons, Inc., (the "Company") based in Carmel, Indiana, is a specialty property-casualty insurer providing liability coverage for large and medium-sized trucking and public transportation fleets as well as coverages for trucking industry independent contractors.  Additionally, the Company's product offerings include coverage for small fleet trucking and professional liability as well as workers' compensation for small businesses and casualty reinsurance.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.   All significant inter-company transactions and accounts have been eliminated in consolidation.
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
Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities are carried at quoted market prices (fair value). The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its statements of operations, its proportionate share of the investee's unrealized as well as realized investment gains or losses.

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

In accordance with the Financial Accounting Standard Board's ("FASB") other-than-temporary impairment ("OTTI") guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder's equity (accumulated other comprehensive income).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.

Note A - Significant Accounting Policies (continued)
The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, without consideration to the Company's quantitative criteria defined above, as well as the Company's intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.
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
Restricted Stock:  Restricted shares vest ratably over the vesting period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of Accounting Standard Codification ("ASC") 715, Compensation-Retirement Benefits. Restricted stock is valued based on the closing price of the stock on the day the award is granted. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.
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
Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has not yet adopted the guidance and the adoption of this guidance is not expected to have a material impact on presentation of data in the consolidated financial statements.

Note A - Significant Accounting Policies (continued)

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, and this new guidance will enhance disclosures about an entity's insurance liabilities. This guidance will provide additional information about unpaid claims and claim development, including supplemental disaggregated incurred and paid claim data.  Under the guidance, enhanced disclosures on claim frequency and reserving methodologies are required. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016, however early adoption is permitted. The Company has not yet adopted the guidance and the adoption of this guidance will not impact our consolidated financial position, results of operations or cash flows.
In May 2015, the FASB issued ASU 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. The Company has not yet adopted the guidance and the adoption of this guidance is not expected to have a material impact on presentation of data in the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's service and fee income could be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity. The Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.

Note B - Investments

The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
2015:
Fixed maturities:
U.S. government obligations	$103,245	$103,448	$56	$(259)	$(203)
Residential mortgage-backed securities	4,776	4,668	162	(54)	108
Commercial mortgage-backed securities	30,595	30,977	247	(629)	(382)
State and municipal obligations	110,578	109,932	806	(160)	646
Corporate securities	164,025	168,137	2,445	(6,557)	(4,112)
Foreign government obligations	23,965	25,416	404	(1,855)	(1,451)
Total fixed maturities	437,184	442,578	4,120	(9,514)	(5,394)
Equity securities:
Financial institutions	21,694	10,836	11,069	(211)	10,858
Industrial & miscellaneous	123,804	69,385	59,338	(4,919)	54,419
Total equity securities	145,498	80,221	70,407	(5,130)	65,277
Total	$582,682	$522,799	$74,527	$(14,644)	59,883

				Applicable federal income taxes	(20,959)

				Net unrealized gains - net of tax	$38,924

2014:
Fixed maturities:
U.S. government obligations	$101,094	$101,058	$108	$(72)	$36
Residential mortgage-backed securities	6,066	5,830	273	(37)	236
Commercial mortgage-backed securities	36,440	36,210	630	(400)	230
State and municipal obligations	113,777	113,133	784	(140)	644
Corporate securities	166,966	170,822	2,005	(5,861)	(3,856)
Foreign government obligations	27,466	28,332	114	(980)	(866)
Total fixed maturities	451,809	455,385	3,914	(7,490)	(3,576)
Equity securities:
Financial institutions	25,343	10,100	15,303	(60)	15,243
Industrial & miscellaneous	136,764	68,678	70,260	(2,174)	68,086
Total equity securities	162,107	78,778	85,563	(2,234)	83,329
Total	$613,916	$534,163	$89,477	$(9,724)	79,753

				Applicable federal income taxes	(27,913)

				Net unrealized gains - net of tax	$51,840

Note B – Investments (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	2015			2014
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	328	$205,475	$(5,070)	591	$176,756	$(6,083)
Greater than 12 months	168	108,043	(4,444)	140	27,667	(1,407)
Total fixed maturities	496	313,518	(9,514)	731	204,423	(7,490)
Equity securities:
12 months or less	73	26,517	(5,130)	33	13,538	(2,170)
Greater than 12 months	-	-	-	3	686	(64)
Total equity securities	73	26,517	(5,130)	36	14,224	(2,234)
Total	569	$340,035	$(14,644)	767	$218,647	$(9,724)

Unrealized losses in the Company's fixed maturity portfolio are generally the result of interest rate or foreign currency fluctuations as well as the disruption of credit markets occasioned by financial market turmoil.  The average unrealized loss for all fixed maturity securities in a loss position at December 31, 2015 is approximately 3% of original or adjusted cost.  The Company does not intend to sell any fixed maturity securities which are in an unrealized loss position at December 31, 2015 and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and, based on that evaluation, the Company has the ability and intent to hold these investments for a period sufficient to allow for recovery of fair value.  Accordingly, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2015.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2015, by contractual maturity, is shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$74,187	17.0%	$75,854	17.1%
Excess of one year to five years	242,713	55.5	244,033	55.1
Excess of five years to ten years	36,452	8.3	37,269	8.4
Excess of ten years	3,218	0.8	2,901	0.7
Total maturities	356,570	81.6	360,057	81.3
Asset-backed securities	80,614	18.4	82,521	18.7
	$437,184	100.0%	$442,578	100.0%

Note B – Investments (continued)

Major categories of investment income for the years ended December 31 are summarized as follows:

	2015	2014	2013
Interest on fixed maturities	$11,663	$8,806	$9,023
Dividends on equity securities	3,445	2,693	2,166
Money market funds, Short-term and other	32	37	49
	15,140	11,536	11,238
Investment expenses	(2,642)	(2,481)	(2,468)
Net investment income	$12,498	$9,055	$8,770

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2015	2014	2013
Fixed maturities:
Gross gains	$6,633	$6,480	$7,235
Gross losses	(13,634)	(4,596)	(4,371)
Net gains (losses)	(7,001)	1,884	2,864

Equity securities:
Gross gains	21,070	7,467	15,374
Gross losses	(13,643)	(1,529)	(2,718)
Net gains	7,427	5,938	12,656

Limited partnerships - net gain (loss)	(1,687)	7,108	7,995

Total net gains (losses)	$(1,261)	$14,930	$23,515

Shareholders' equity includes approximately $26,521, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2015.
Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2015	2014	2013

Cumulative charges to income at beginning of year	$7,168	$6,770	$7,773

Writedowns based on objective and subjective criteria	7,700	689	742
Recovery of prior writedowns upon sale or disposal	(4,355)	(291)	(1,745)
Net pre-tax realized gain (loss)	(3,345)	(398)	1,003

Cumulative charges to income at end of year	$10,513	$7,168	$6,770

Addition (reduction) to earnings per share from net
after-tax OTTI gain (loss)	$(.14)	$(.02)	$.04

Unrealized gain on investments previously
written down at end of the year - see note below	$14,710	$17,127	$13,129

Note: Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

Note B – Investments (continued)
There is no primary or secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $2,459 to various limited partnerships as of December 31, 2015.
The Company has invested a total of $23,000 in two limited partnerships, with an aggregate estimated value of $45,009 at December 31, 2015, that are managed by organizations in which four directors of the Company are executive officers, directors or owners.  The Company's ownership interest in these limited partnerships ranges from 5% to 17%.  These limited partnerships added ($1,978), $7,088 and $1,154, net of fees, to investment gains (losses) in 2015, 2014 and 2013, respectively.  During 2015, 2014 and 2013, the Company has recorded management fees of $749, $697 and $640, respectively, and performance-based fees of $0, $0 and $18, respectively, to these organizations for management of these limited partnerships.
The Company utilizes the services of an investment firm of which two directors of the Company are employees or partial owners.  This investment firm may serve as agent for purchases and sales of securities and manages equity securities and fixed maturity portfolios with an aggregate market value of approximately $62,156 at December 31, 2015.  Total commissions and net fees earned by the investment firm and affiliates on these transactions and for advice and consulting were approximately $235, $212 and $239 during 2015, 2014 and 2013, respectively.
The Company's limited partnerships include one significant investment which invests in public and private equity markets in India. This limited partnership investment's value as of December 31, 2015 and 2014 was $28,270 and $29,868, respectively.  At December 31, 2015, the Company's estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of earnings (losses) from this limited partnership investment was ($1,599), $7,176 and ($3,176) in 2015, 2014 and 2013, respectively.  The summarized financial information of the significant limited partnership investment as of and for the years ended December 31 is as follows:

	2015	2014	2013
Total assets	$511,118	$565,500	$493,028
Total partners' capital	470,783	542,700	444,337
Net increase (decrease) in partners' capital resulting from operations	(19,603)	125,700	(64,550)

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $84,198 and $76,406 at December 31, 2015 and 2014, respectively.
Short-term investments at December 31, 2015 include $2,220 in time certificates of deposit issued by a Bermuda bank.
The Company's fixed maturities are over 85% invested in investment grade fixed maturity investments.  The Company has a total of $2,969, representing three different investments, of fixed maturity investments which were originally issued with guarantees by three different third party insurance companies, with the largest exposure to a single investment being $1,997. The average S&P credit rating of such investments, with consideration of the guarantee, is AA. The average S&P underlying credit rating of such investments, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $61,271 of fixed maturity investments (8.4% of total invested assets) consists of bonds rated as less than investment grade at year end. These investments include a diversified portfolio of over 40 investments and have a $3,185 aggregate net unrealized loss position at December 31, 2015.

As of December 31, 2015, the Company had committed funds totaling $5,000 related to one bridge loan agreement.  The Company retains possession of these committed funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

Note C - Loss and Loss Expense Reserves
Activity in the reserves for losses and loss expenses is summarized as follows. All amounts are shown net of reinsurance, unless otherwise indicated.

	2015	2014	2013

Reserves at the beginning of the year	$295,583	$288,088	$289,236

Provision for losses and loss expenses:
Claims occurring during the current year	165,812	169,950	156,264
Claims occurring during prior years	(10,062)	(10,354)	(5,563)
Total incurred	155,750	159,596	150,701

Loss and loss expense payments:
Claims occurring during the current year	56,710	59,826	47,908
Claims occurring during prior years	92,870	92,275	103,941
Total paid	149,580	152,101	151,849

Reserves at the end of the year	301,753	295,583	288,088

Reinsurance recoverable on unpaid losses
at the end of the year	211,843	210,519	186,382

Reserves, gross of reinsurance
recoverable, at the end of the year	$513,596	$506,102	$474,470

The table above shows that a savings of $10,062 was developed during 2015 in the settlement of claims occurring on or before December 31, 2014 with comparative developments for the two previous calendar years. The net savings for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2015	2014	2013

Property and casualty insurance	$(10,289)	$(5,423)	$(1,725)
Reinsurance	227	(4,931)	(3,838)
Totals	$(10,062)	$(10,354)	$(5,563)

Favorable loss development is influenced by the Company's long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  Loss reserves pertaining to the Company's property reinsurance business are established partially by the ceding reinsurers although the Company routinely adjusts such reserves if management determines that additional reserves could be necessary.  There is potential for fluctuations in loss developments related to reinsurance assumed to be more pronounced than those experienced on directly produced business which is reserved entirely by Company personnel. In addition, changes in the Company's net retention under reinsurance treaties will impact developments as more or less business is retained. These trends were considered in the establishment of the Company's reserves at December 31, 2015 and 2014.
Loss reserves on certain permanent total disability workers' compensation reserves have been discounted to present value at pre-tax rates not exceeding 3.5%. At December 31, 2015 and 2014, loss reserves have been reduced by approximately $2,110 and $3,129, respectively. Discounting is applied to these claims since the amount of periodic payments to be made during the lifetime of claimants is fixed and determinable.

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
The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies and, prior to June 30, 2015, under retrocessions from other reinsurers for catastrophic property coverages.  Accordingly, for periods prior to that date, the occurrence of catastrophic events could have had a significant impact on the Company's operations.  The Company also assumes reinsurance from direct writing insurance companies for casualty insurance coverages.  In addition, the insurance subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company although such losses have not been material in relation to the Company's operations.
The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2015	2014	2013	2015	2014	2013
Direct	$366,668	$343,200	$314,784	$370,499	$342,656	$313,842
Ceded on direct	(128,338)	(118,942)	(112,967)	(128,135)	(117,973)	(111,057)
Net direct	238,330	224,258	201,817	242,364	224,683	202,785

Assumed	16,885	39,188	54,692	21,533	38,219	52,783
Ceded on assumed	(562)	(1,275)	(2,825)	(562)	(1,275)	(2,825)
Net assumed	16,323	37,913	51,867	20,971	36,944	49,958

Net	$254,653	$262,171	$253,684	$263,335	$261,627	$252,743

Net losses and loss expenses incurred for 2015, 2014 and 2013 have been reduced by ceded reinsurance recoveries of approximately $75,581, $105,891   and $107,321, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.
Net losses and loss expenses incurred for 2015, 2014 and 2013 include approximately $13,492, $20,288 and $17,696, respectively, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.
Components of reinsurance recoverable at December 31 are as follows:

	2015	2014
Case unpaid losses, net of valuation allowance	$120,320	$143,403
Incurred but not reported unpaid losses and loss expenses	90,578	66,325
Paid losses and loss expenses	2,452	6,910
Unearned premiums	2,538	3,583
	$215,888	$220,221

Note E - Income Taxes
Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2015	2014
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$20,959	$27,914
Deferred acquisition costs	877	1,341
Loss and loss expense reserves	2,305	2,373
Limited partnership investments	1,771	4,636
Accelerated depreciation	897	601
Other	1,024	628
Total deferred tax liabilities	27,833	37,493

Deferred tax assets:
Loss and loss expense reserves	9,349	10,973
Unearned premiums discount	1,593	2,201
Other-than-temporary investment declines	3,437	2,049
Deferred compensation	1,699	1,565
Deferred ceding commission	371	549
Other	186	183
Total deferred tax assets	16,635	17,520

Net deferred tax liabilities	$(11,198)	$(19,973)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2015	2014	2013

Statutory federal income rate applied to pretax income	$11,883	$15,539	$19,218
Tax effect of (deduction):
Tax-exempt investment income	(919)	(924)	(811)
Other	(295)	66	(85)
Federal income tax expense	$10,669	$14,681	$18,322

Federal income tax expense consists of the following:
	2015	2014	2013
Taxes (benefit) on pre-tax income:
Current	$12,488	$13,041	$17,383
Deferred	(1,819)	1,640	939
	$10,669	$14,681	$18,322

Note E – Income Taxes (continued)

The components of the provision for deferred federal income taxes are as follows:

	2015	2014	2013
Limited partnerships	$(2,865)	$2,025	$1,058
Discounts of loss and loss expense reserves	1,526	113	313
Unearned premium discount	608	(38)	(65)
Deferred compensation	(127)	(685)	(146)
Other-than-temporary investment declines	(1,416)	(19)	680
Deferred acquisitions costs and ceding commission	(287)	(20)	(271)
Other	742	264	(630)
Provision for deferred federal income tax	$(1,819)	$1,640	$939

Cash flows related to federal income taxes paid, net of refunds received, for 2015, 2014 and 2013 were $14,500, $11,619 and $17,250, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized. Management has determined that no such valuation allowance is necessary at December 31, 2015 or 2014. As of December 31, 2015, only the calendar year 2014 remains subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2015 or 2014.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2015, 2014 and 2013.

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
							Additional
		Class A			Class B		Paid-in
	Shares		Amount	Shares		Amount	Capital
Balance at January 1, 2013	2,623,109		$112	12,290,035		$524	$50,275
Restricted stock grants	-		-	14,156		1	319
Balance at December 31, 2013	2,623,109		112	12,304,191		525	50,594
Restricted stock grants	-		-	52,198		2	1,260
Balance at December 31, 2014	2,623,109		112	12,356,389		527	51,854
Restricted stock grants	-		-	46,552		2	1,092
Balance at December 31, 2015	2,623,109		$112	12,402,941		$529	$52,946

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.  The Company paid a total of $15,003, $14,947 and $14,943, or $1.00 per share, in dividends for the years 2015, 2014 and 2013, respectively.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2015	2014	2013
Amortization of gross deferred policy acquisition costs	$50,270	$48,872	$47,414
Other underwriting expenses	42,638	37,830	35,281
Expense allowances from reinsurers	(28,956)	(23,797)	(20,822)
Total underwriting expenses	63,952	62,905	61,873

Operating expenses of non-insurance companies	26,621	25,143	23,488
Total other operating expenses	$90,573	$88,048	$85,361

The Company entered into a consulting contract with an insurance intermediary, capital advisor and insurance management firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300.

Note H - Employee Benefit Plans
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees who have completed one year of service. The Company's contributions to the Plan for 2015, 2014 and 2013 were $2,090, $1,798 and $1,798, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (1981 Plan), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase.  A limited number of shares have ever been repurchased under the 1981 Plan.  At December 31, 2015, there were 121,286 shares (Class A) and 339,546 shares (Class B) outstanding which remain eligible for repurchase by the Company.
The Company maintains a single restricted stock unit plan which is described below.

Restricted Stock:
Each year, beginning in 2009, the Company has issued shares of class B restricted stock to the Company's outside directors. The shares serve as the annual retainer compensation for the outside directors for the periods shown below. The shares are distributed on the vesting date and have a total value of $480, $440 and $440 for the annual periods ended 2015, 2014 and 2013, respectively. The table below provides detail of the stock issuances for 2015, 2014 and 2013:

Effective	Number of Shares	Vesting		Value
Date	Issued	Date	Period	Per Share

5/7/2013	18,106	5/7/2014	7/1/2013 - 6/30/2014	$24.30

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

Compensation expense related to the above stock grant is recognized over the period in which the directors render the services.
Director compensation cost associated with restricted stock grants of $460, $440 and $440 was charged against income for the restricted stock units for 2015, 2014 and 2013, respectively.

Note I - Stock Purchase and Option Plans (continued)

Effective February 4, 2015, the Company issued 36,646 shares of class B restricted stock to certain of the Company's executives. The restricted shares will be paid solely in the Company's class B stock. The restricted shares represent a portion of the calendar year 2014 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan. The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits. Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.29 per share representing a total value of $853. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 5, 2016, the Company issued 47,333 shares of class B restricted stock to certain of the Company's executives.  The restricted shares will be paid solely in the Company's class B stock.  The restricted shares represent a portion of the calendar year 2015 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits.  Restricted stock was valued based on the closing price of the stock on the day the award was granted.  Each share was valued at $23.30 per share representing a total value of $1,103. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

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

	2015	2014	2013
Direct and assumed premium written:
Property and casualty insurance	$366,668	$343,200	$314,784
Reinsurance	16,885	39,188	54,692
Totals	$383,553	$382,388	$369,476

Net premium earned:
Property and casualty insurance	$242,364	$224,683	$202,785
Reinsurance	20,971	36,944	49,958
Totals	$263,335	$261,627	$252,743

Underwriting gain:
Property and casualty insurance	$40,431	$32,663	$25,558
Reinsurance	(1,504)	2,147	12,278
Totals	$38,927	$34,810	$37,836

The following table reconciles reportable segment profits to the Company's consolidated income before federal income taxes:

	2015	2014	2013
Profit:
Underwriting gain	$38,927	$34,810	$37,836
Net investment income	12,498	9,055	8,770
Net realized gains (losses) on investments	(1,261)	14,930	23,515
Corporate expenses	(16,212)	(14,397)	(15,211)
Income before federal income taxes	$33,952	$44,398	$54,910

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc. and certain of its subsidiaries and related entities ("FedEx") represents approximately $17,773, $18,951 and $27,004 of the Company's consolidated direct and assumed premium written in 2015, 2014 and 2013, respectively.
An additional $209,434, $197,767 and $171,615 for 2015, 2014 and 2013, respectively, is placed with the Company by a non-affiliated broker on behalf of contracted service providers of this same customer but this business is not dependent upon the direct business with this customer.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2015	2014	2013

Average share outstanding for basic earnings per share	15,010,454	14,963,959	14,906,416

Dilutive effect of share equivalents	11,308	11,935	17,345

Average shares outstanding for diluted earnings per share	15,021,762	14,975,894	14,923,761

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above self-insured retentions ("SIR") and also writes policies that contain per-claim deductibles.  Those losses and claims that fall within the SIR limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds' payment of claims within the SIR. Further, specified portions of losses and claims incurred under large deductible policies, while obligations of the Company, are contractually reimbursable to the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured's default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.
Acceptable collateral may be provided in the form of letters of credit on Company approved banks, Company approved marketable securities or cash. At December 31, 2015, the Company held collateral in the aggregate amount of $248,637.
The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default. In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to this customer to be as much as 47% of shareholders' equity at December 31, 2015.
The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements totaling $232,735 at December 31, 2015.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers, net of collateral and offsets, were $36,796 and $17,817 at December 31, 2015.

Investments in limited partnerships include an aggregate of $45,009 invested in two limited partnerships, New Vernon India Fund and New Vernon Global Opportunity Fund which are managed by organizations in which four directors of the Company are executive officers, directors and owners.
Note M – Acquisition and related Goodwill and Intangibles
On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  The acquisition is part of the Company's property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets related to customer relationships and employment agreements of $179 which are included in Other Assets in the consolidated balance sheets and have recorded amortization of intangible assets of $0, $4 and $17 during 2015, 2014, and 2013, respectively.  Accumulated amortization of intangible assets was $179 as of December 31, 2015 and 2014.

Note N – Fair Value

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

As of December 31, 2015:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$103,245	$-	$103,245	$-
Residential mortgage-backed securities	4,776	-	4,776	-
Commercial mortgage-backed securities	30,595	-	29,226	1,369
State and municipal obligations	110,578	-	110,578	-
Corporate securities	161,630	-	146,488	15,142
Options embedded in convertible securities	2,395	-	2,395	-
Foreign government obligations	23,965	-	23,683	282
Total fixed maturities	437,184	-	420,391	16,793
Equity securities:
Financial institutions	21,694	21,694	-	-
Industrial & miscellaneous	123,804	123,804	-	-
Total equity securities	145,498	145,498	-	-
Short term	2,220	2,220	-	-
Cash equivalents	69,517	-	69,517	-
Total	$654,419	$147,718	$489,908	$16,793

As of December 31, 2014:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
U.S. government obligations	$101,094	$-	$101,094	$-
Residential mortgage-backed securities	6,066	-	6,066	-
Commercial mortgage-backed securities	36,440	-	36,440	-
State and municipal obligations	113,777	-	113,777	-
Corporate securities	164,068	-	151,860	12,208
Options embedded in convertible securities	2,898	-	2,898	-
Foreign government obligations	27,466	-	27,466	-
Total fixed maturities	451,809	-	439,601	12,208
Equity securities:
Financial institutions	25,343	25,343	-	-
Industrial & miscellaneous	136,764	136,764	-	-
Total equity securities	162,107	162,107	-	-
Short term	2,966	2,966	-	-
Cash equivalents	59,309	-	59,309	-
Total	$676,191	$165,073	$498,910	$12,208

Note N – Fair Value (continued)

Level inputs, as defined by the FASB guidance, are as follows:
Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of a portfolio of corporate convertible bonds, commercial mortgage-backed securities and a limited amount of foreign government obligations.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 during 2015 and 2014 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2015	2014
Beginning of period balance	$12,208	$-
Total gains or losses (realized)
included in income	(104)	-
Purchases	2,284	-
Settlements	(8,068)	-
Transfers into Level 3	11,586	12,208
Transfers out of Level 3	(1,113)	-
End of period balance	$16,793	$12,208

Quoted market prices are obtained whenever possible. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2015.
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

Note N – Fair Value (continued)
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
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheet at December 31, 2015 and 2014 is as follows:

2015:	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$75,458	$-	$-	$75,458	$75,458

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

2014:
Assets:
Limited partnerships	$81,230	$-	$-	$81,230	$81,230

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
		2015					2014
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$66,446	$65,449	$65,445	$65,995		$63,842	$62,905	$65,947	$68,933
Net investment income	2,815	2,898	3,014	3,771		2,294	2,090	2,073	2,599
Net gains (losses) on investments	3,743	(1,166)	(2,086)	(1,753)		4,070	8,089	658	2,113
Losses and loss expenses incurred	41,646	37,031	35,212	41,860		39,289	40,282	38,693	41,332

Net income	6,243	5,718	7,780	3,541		6,361	9,340	5,770	8,246

Net income per share - diluted	$.42	$.38	$.52	$.24		$.42	$.62	$.39	$.55

Note P - Statutory

Net income of the insurance subsidiaries, all of which are wholly owned, as determined in accordance with statutory accounting practices, was $25,627, $27,143 and $30,886 for 2015, 2014 and 2013, respectively.  Consolidated statutory capital and surplus for these subsidiaries was $390,823 and $398,762 at December 31, 2015 and 2014, respectively, of which $62,539 may be transferred by dividend or loan to the parent company during calendar year 2016 with proper notification to, but without approval from, regulatory authorities.  An additional $239,249 of shareholders' equity of such insurance subsidiaries could, under existing regulations, be advanced or loaned to the parent company with prior notification to and approval from regulatory authorities, although it is unlikely that transfers of this size would be practical.
State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital ("RBC") requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted. At December 31, 2015 the minimum statutory capital and surplus requirements of the insurance subsidiaries was $87,688.  Actual consolidated statutory capital and surplus at December 31, 2015 exceeded this requirement by $303,135, which equals to 346% of minimum RBC.
Note Q - Leases
The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2015, 2014 and 2013 was $175, $330 and $1,324, respectively.  At December 31, 2015, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2016	$148
2017	116
2018 & thereafter	-
Total minimum payments required	$264

Note R – Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2015	2014
Investments:
Total unrealized gain before federal income taxes	$59,883	$79,753
Deferred tax liability	(20,959)	(27,913)
Net unrealized gains on investments	38,924	51,840

Foreign exchange adjustment:
Total unrealized gains (losses)	(1,640)	600
Deferred tax benefit (liability)	574	(210)
Net unrealized gains (losses) on foreign exchange adjustment	(1,066)	390

Accumulated other comprehensive income	$37,858	$52,230

Note R – Accumulated Other Comprehensive Income (continued)
Details of changes in net unrealized gains on investments for the years ended December 31 are as follows:

	2015	2014	2013
Investments:
Pre-tax holding gains (losses) on debt and equity
securities arising during period	$(19,445)	$12,055	$36,477
Less: applicable federal income taxes	(6,806)	4,220	12,766
	(12,639)	7,835	23,711

Pre-tax gains on debt and equity securities
included in net income during period	426	7,823	15,520
Less: applicable federal income taxes	149	2,739	5,431
	277	5,084	10,089

Change in unrealized gains on investments	$(12,916)	$2,751	$13,622

Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2015	2014	2013

Beginning accumulated other comprehensive income	$52,230	$50,490	$37,443
Change in foreign exchange adjustment	(1,456)	(1,011)	(575)
Change in unrealized net gains on investments	(12,916)	2,751	13,622
Ending accumulated other comprehensive income	$37,858	$52,230	$50,490

	2015	2014	2013

Beginning retained earnings	$294,773	$280,003	$258,358
Net income	23,283	29,717	36,588
Dividends	(15,003)	(14,947)	(14,943)
Ending retained earnings	$303,053	$294,773	$280,003

Note S – Debt
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of December 31, 2015 and 2014, respectively. At December 31, 2015, the effective interest rate was 1.52%. The Company has $20,000 remaining unused under the line of credit at December 31, 2015.  The current outstanding borrowings were used for general corporate purposes.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2015, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting the Company to material information required to be disclosed in reports under the Exchange Act. In addition, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or reasonably likely to materially affect, the internal control over financial reporting.

Management's Responsibility for Financial Statements
Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based upon estimates and judgments which it believes are reasonable under the circumstances.
The Board of Directors of the Company has an Audit Committee composed of four non-management Directors.  The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Indianapolis, IN
March 4, 2016

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

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2015:

Name	Age	Title	Served in Such Capacity Since
Joseph J. DeVito	64	CEO, President and COO	2010 (1)
Steven A. Shapiro	51	Executive Chairman	2015 (2)
Gary W. Miller	75	Deputy Chairman	2015 (3)
G. Patrick Corydon	67	Executive Vice President and CFO	2008 (4)
William R. Birchfield	52	Executive Vice President	2014 (5)
Michael J. Case	46	Senior Vice President and Secretary	2015 (6)

(1)  Mr. DeVito was elected Chief Executive Officer in December, 2010.  He previously served as President and Chief Operating Officer from 2007 until 2010 and has served in various capacities since 1981.
(2)  Mr. Shapiro was elected Executive Chairman in October, 2015.  He has been lead director since 2010 and has served on the Board since 2007.
(3)  Mr. Miller was appointed Deputy Chairman  in October, 2015. He served as Chairman of the Board from 1997 until 2015.  Mr. Miller has served in various capacities since 1965.
(4)  Mr. Corydon was elected Executive Vice President in 2008 and has served as CFO since 1979.
(5) Mr. Birchfield was elected Executive Vice President in April, 2014.  He previously served as Vice President of the Company from 2013 until 2014.
(6)  Mr. Case was elected Senior Vice President in May, 2015.  He has served in various capacities since July, 2003.

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
The Code is available on the Corporation's website at www.baldwinandlyons.com. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  Any amendments are properly posted.  Copies can also be obtained by contacting our investor relations at pcorydon@baldwinandlyons.com or by written request to Baldwin & Lyons, Inc., Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

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

Consolidated Balance Sheets - December 31, 2015 and 2014
Consolidated Statements of Operations - Years ended December 31, 2015, 2014 and 2013 Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows - Years ended December 31, 2015, 2014 and 2013
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

(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

Number & Caption from
       Exhibit Table of
Item 601 of Regulation S-K	Exhibit Number and Description

(32) (Certification)	EXHIBIT 32--
Certification of CEO and CFO pursuant to Section 906 of the
Sarbanes-Oxley Act and 18 U.S.C. 1350

(b)	A report on Form 8-K was filed by the Company in the fourth quarter of 2015 to announce its third quarter earnings press release.

(c)	Exhibits. The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules. The response to this portion of Item 15 is submitted on pages 73 through 79 of this report.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2015

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
U.S. government obligations	103,448	103,245	103,245
Mortgage-backed securities	35,645	35,371	35,371
State and municipal obligations	109,932	110,578	110,578
Foreign government obligations	25,416	23,965	23,965
Corporate securities	168,137	164,025	164,025
Total fixed maturities	442,578	437,184	437,184

Equity Securities:
Common Stocks:
Industrial, miscellaneous and all other	80,221	145,498	145,498
Total equity securities	80,221	145,498	145,498

Limited partnerships	30,449	30,449	30,449

Short-term:
Certificates of deposit	2,220	2,220	2,220
Total short-term and other	2,220	2,220	2,220

Total investments	$555,468	$615,351	$615,351

(A) Investments presented above do not include $69,517 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2015	2014
Assets
Investment in subsidiaries	$405,192	$415,304
Due from affiliates	2,945	2,762
Investments other than subsidiaries:
Fixed maturities	12,181	11,924
Limited partnerships	208	233
	12,389	12,157
Cash and cash equivalents	17,934	16,615
Accounts receivable	6,418	5,157
Other assets	21,067	17,905
Total assets	$465,945	$469,900
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$21,672	$27,850
Deposits from insureds	23,484	18,303
Notes payable to bank	20,000	20,000
Other liabilities	6,291	4,251
	71,447	70,404
Shareholders' equity:
Common stock:
Class A	112	112
Class B	529	527
Additional paid-in capital	52,946	51,854
Unrealized net gains on investments	38,924	51,840
Foreign exchange adjustment	(1,066)	390
Retained earnings	303,053	294,773
	394,498	399,496

Total liabilities and shareholders' equity	$465,945	$469,900

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2015	2014	2013
Revenue:
Commissions and service fees	$23,523	$22,153	$21,597
Cash dividends from subsidiaries	20,000	15,000	15,000
Net investment income	120	102	54
Net realized losses on investments	(22)	(27)	(11)
Other	(17)	126	41
	43,604	37,354	36,681
Expenses:
Salary and related items	17,616	15,543	15,965
Other	7,297	7,978	6,633
	24,913	23,521	22,598
Income before federal income taxes
and equity in undistributed
income of subsidiaries	18,691	13,833	14,083
Federal income tax benefit	(350)	(294)	(348)
	19,041	14,127	14,431
Equity in undistributed income
of subsidiaries	4,242	15,590	22,157

Net income	$23,283	$29,717	$36,588

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2015	2014	2013

Net cash provided by operating activities	$21,841	$19,719	$15,125

Investing activities:
Purchases of long-term investments	(4,792)	(6,398)	(10,322)
Sales or maturities of long-term investments	4,194	5,253	9,982
Distributions from limited partnerships	-	13	-
Net purchases of property and equipment	(4,921)	(6,873)	(1,775)
Other	-	-	(362)
Net cash used in investing activities	(5,519)	(8,005)	(2,477)

Financing activities:
Dividends paid to shareholders	(15,003)	(14,947)	(14,943)
Drawings on line of credit	-	10,000	-
Net cash used in financing activities	(15,003)	(4,947)	(14,943)
Increase (decrease) in cash and cash equivalents	1,319	6,767	(2,295)
Cash and cash equivalents at beginning of year	16,615	9,848	12,143
Cash and cash equivalents at end of year	$17,934	$16,615	$9,848

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
		Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Acquisition	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(C)	(A)		(B) (C)
Property/Casualty
Insurance

2015	$1,443	$464,305	$18,579	---	$242,364	$12,498	$142,258	$50,270	$13,682	$238,330

2014	2,263	449,133	23,659	---	224,683	9,055	139,308	48,872	14,033	224,258

2013	2,319	408,469	26,303	---	202,785	8,770	133,005	47,414	14,459	201,817

Reinsurance

2015	---	$49,291	$6,712	---	$20,971	$12,498	$13,492	---	$13,682	$16,323

2014	---	56,969	11,360	---	36,944	9,055	20,288	---	14,033	37,913

2013	---	66,001	10,390	---	49,958	8,770	17,696	---	14,459	51,867

(A)  Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B)  Commission allowances relating to reinsurance ceded are offset against other operating expenses.

(C)  Amounts are not broken down into separate segments; entire consolidated amount included in each segment.

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2015	$370,499	$128,697	$21,533	$263,335	8.0

2014	342,656	119,248	38,219	261,627	14.1

2013	313,842	113,882	52,783	252,743	19.8

Note:  Included in Ceded to Other Companies is $562, $1,275 and $2,825 for 2015, 2014 and 2013, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31						Year Ended December 31

							Claims and Claim		Amortiza-
							Adjustment Expenses		tion of
							Incurred Related to		Deferred	Paid Claims
AFFILIATION	Deferred Policy	Reserves for Unpaid Claims	Discount, if any				(1)	(2)	Policy	and Claim	Net
WITH	Policy Acquisition	and Claim Adjustment	Deducted in	Unearned	Earned	Net Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)

2015	$1,443	$513,596	$2,110	$25,291	$263,335	$12,498	$165,812	$(10,062)	$50,270	$149,580	$254,653
2014	2,263	506,102	3,129	35,019	261,627	9,055	169,950	(10,354)	48,872	152,101	262,171
2013	2,319	474,470	5,885	36,693	252,743	8,770	156,264	(5,563)	47,414	151,849	253,684

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

BALDWIN & LYONS, INC.

March 4, 2016	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 4, 2016	By /s/ Steven A. Shapiro
Steven A. Shapiro, Executive Chairman

March 4, 2016	By /s/ G. Patrick Corydon
G. Patrick Corydon, Executive Vice President and CFO (Principal Financial and Accounting Officer)

March 4, 2016 March 4, 2016	By /s/ Stuart D. Bilton Stuart D. Bilton, Director By /s/ Jeffrey S. Cohen
Jeffrey S. Cohen, Director

March 4, 2016	By /s/ Joseph J. DeVito
Joseph J. DeVito, Director, Chief Executive Officer and President

March 4, 2016	By /s/ Otto N. Frenzel IV
Otto N. Frenzel IV, Director

March 4, 2016 By /s/ Gary W. Miller
Gary W. Miller, Deputy Chairman

 SIGNATURES (continued)

March 4, 2016 March 4, 2016	By /s/ Philip V. Moyles Jr. Philip V. Moyles Jr., Director By /s/ John M. O'Mara John M. O'Mara, Director

March 4, 2016	By /s/ Thomas H. Patrick
Thomas H. Patrick, Director

March 4, 2016	By /s/ John A. Pigott
John A. Pigott, Director

March 4, 2016	By /s/ Kenneth D. Sacks
Kenneth D. Sacks, Director

March 4, 2016	By /s/ Nathan Shapiro
Nathan Shapiro, Director

March 4, 2016	By /s/ Norton Shapiro
Norton Shapiro, Director

March 4, 2016	By /s/ Robert Shapiro
Robert Shapiro, Director

March 4, 2016	By /s/ Arshad R. Zakaria
Arshad R. Zakaria, Director

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2015

BALDWIN & LYONS, INC.

CARMEL, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2015

INDEX TO EXHIBITS

Exhibit No.	Begins on sequential page number of Form 10-K
EXHIBIT 3(i)--
Articles of Incorporation of Baldwin & Lyons, Inc. as amended (Incorporated as an exhibit by reference to Exhibit 3(a) to the Company's Annual Report on Form
10-K for the year ended December 31, 1986)
N/A
EXHIBIT 3(ii)-- By-Laws of Baldwin & Lyons, Inc., as restated	N/A
EXHIBIT 10(a)-- 1981 Employees Stock Purchase Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 1981)	N/A

EXHIBIT 10(f)-- Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010)	N/A
EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.	84
EXHIBIT 23-- Consent of Ernst & Young LLP	85

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors	86 - 88
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	89 - 90
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	91 - 92
EXHIBIT 32.1-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	93