Form 10-Q
period 2016-03-31
BALDWIN & LYONS INC
filed 2016-05-06
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                             For Quarter Ended Commission file number
                                                                                                                                                            March 31, 2016 0-5534

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2016:

TITLE OF CLASS NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                                               2,623,109
Class B (nonvoting)                                                                                                                       12,455,587

Index to Exhibits located on page 28.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2016	2015
Assets
Investments:
Fixed maturities	$470,983	$437,184
Equity securities	138,043	145,498
Limited partnerships	73,279	75,458
Short-term	2,215	2,220
	684,520	660,360

Cash and cash equivalents	47,545	73,538
Accounts receivable	66,525	66,522
Reinsurance recoverable	229,740	215,888
Other assets	69,679	65,761
Current federal income taxes	-	3,702
	$1,098,009	$1,085,771

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$524,793	$513,596
Reserves for unearned premiums	23,176	25,291
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	121,530	121,188
Current federal income taxes	1,140	-
Deferred federal income taxes	9,145	11,198
	699,784	691,273
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2016 - 2,623,109; 2015 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2016 - 12,455,587; 2015 - 12,402,941	531	529
Additional paid-in capital	54,167	52,946
Unrealized net gains on investments	30,874	38,924
Foreign exchange adjustment	(647)	(1,066)
Retained earnings	313,188	303,053
	398,225	394,498
	$1,098,009	$1,085,771

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended
	March 31
	2016	2015
Revenues
Net premiums earned	$66,909	$66,446
Net investment income	3,440	2,815
Commissions and other income	1,364	1,297
Net realized gains on investments, excluding
impairment losses	11,072	3,957
Total other-than-temporary impairment losses on investments	(2,060)	(214)
Net realized gains on investments	9,012	3,743
	80,725	74,301

Expenses
Losses and loss expenses incurred	38,623	41,646
Other operating expenses	20,664	23,364
	59,287	65,010
Income before federal income taxes	21,438	9,291
Federal income taxes	7,326	3,048
Net income	$14,112	$6,243

Per share data:
Basic and diluted earnings	$.94	$.42

Dividends paid to shareholders	$.26	$.25

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,044	14,994
Dilutive effect of share equivalents	32	24
Average shares outstanding - diluted	15,076	15,018

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended
	March 31
	2016	2015

Net income	$14,112	$6,243

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	(775)	622
Less: reclassification adjustment for net gains (losses)
included in net income	7,275	(514)
	(8,050)	1,136

Foreign currency translation adjustments	419	(779)

Other comprehensive income (loss)	(7,631)	357

Comprehensive income	$6,481	$6,600

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2016	2015

Net cash provided by operating activities	$1,973	$10,674
Investing activities:
Purchases of available-for-sale investments	(112,301)	(126,146)
Proceeds from sales or maturities
of available-for-sale investments	89,042	104,555
Net sales of short-term investments	5	(3)
Other investing activities	(1,154)	(244)
Net cash used in investing activities	(24,408)	(21,838)
Financing activities:
Dividends paid to shareholders	(3,977)	(3,776)
Net cash used in financing activities	(3,977)	(3,776)

Effect of foreign exchange rates on cash and cash equivalents	419	(779)

Decrease in cash and cash equivalents	(25,993)	(15,719)
Cash and cash equivalents at beginning of period	73,538	64,632
Cash and cash equivalents at end of period	$47,545	$48,913

See notes to condensed consolidated financial statements.

Notes to Condensed Unaudited Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.

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

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income. In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, subject to an evaluation as to possible future recovery.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment, regardless of the percentage decline. Furthermore, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company's quantitative criteria defined above.

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
In May 2015, the FASB issued ASU 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. The Company adopted the guidance and the adoption of this guidance does not have a material impact on presentation of data in the consolidated financial statements.
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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at March 31, 2016 and December 31, 2015:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2016
Fixed maturities
U.S. government obligations	$128,428	$128,128	$313	$(13)	$300
Residential mortgage-backed securities	4,534	4,477	133	(76)	57
Commercial mortgage-backed securities	32,374	32,585	605	(816)	(211)
States and municipal obligations	111,882	110,796	1,214	(128)	1,086
Corporate securities	168,393	172,043	3,159	(6,809)	(3,650)
Foreign government obligations	25,372	26,516	470	(1,614)	(1,144)
Total fixed maturities	470,983	474,545	5,894	(9,456)	(3,562)
Equity securities:
Financial institutions	23,150	13,572	10,011	(433)	9,578
Industrial & miscellaneous	114,893	73,410	44,878	(3,395)	41,483
Total equity securities	138,043	86,982	54,889	(3,828)	51,061

Total	$609,026	$561,527	$60,783	$(13,284)	47,499

				Applicable federal income taxes	(16,625)

				Net unrealized gains - net of tax	$30,874

December 31, 2015
Fixed maturities
U.S. government obligations	$103,245	$103,448	$56	$(259)	$(203)
Residential mortgage-backed securities	4,776	4,668	162	(54)	108
Commercial mortgage-backed securities	30,595	30,977	247	(629)	(382)
State and municipal obligations	110,578	109,932	806	(160)	646
Corporate securities	164,025	168,137	2,445	(6,557)	(4,112)
Foreign government obligations	23,965	25,416	404	(1,855)	(1,451)
Total fixed maturities	437,184	442,578	4,120	(9,514)	(5,394)
Equity securities:
Financial institutions	21,694	10,836	11,069	(211)	10,858
Industrial & miscellaneous	123,804	69,385	59,338	(4,919)	54,419
Total equity securities	145,498	80,221	70,407	(5,130)	65,277

Total	$582,682	$522,799	$74,527	$(14,644)	59,883

				Applicable federal income taxes	(20,959)

				Net unrealized gains - net of tax	$38,924

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2016 and December 31, 2015, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2016			December 31, 2015
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	297	$158,578	$(7,200)	328	$205,475	$(5,070)
Greater than 12 months	51	16,419	(2,256)	168	108,043	(4,444)
Total fixed maturities	348	174,997	(9,456)	496	313,518	(9,514)

Equity securities:
12 months or less	61	35,805	(3,828)	73	26,517	(5,130)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	61	35,805	(3,828)	73	26,517	(5,130)
Total fixed maturity and equity securities	409	$210,802	$(13,284)	569	$340,035	$(14,644)

The fair value and the cost or amortized costs of fixed maturity investments at March 31, 2016, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$148,336	$148,846
Excess of one year to five years	201,404	201,288
Excess of five years to ten years	38,182	38,489
Excess of ten years	1,749	1,943
Contractual maturities	389,671	390,566
Asset-backed securities	81,312	83,979
Total	$470,983	$474,545

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of income.

	Three Months Ended
	March 31
	2016	2015
Fixed maturities:
Gross gains	$1,277	$1,147
Gross losses	(2,896)	(1,933)
Net realized losses	(1,619)	(786)

Equity securities:
Gross gains	15,510	749
Gross losses	(2,700)	(753)
Net realized gains (losses)	12,810	(4)

Limited partnerships - net gain (loss)	(2,179)	4,533

Total net gains	$9,012	$3,743

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2016	2015

Realized net gains (losses) on the disposal of securities	$8,309	$(288)
Mark-to-market adjustment	(301)	(288)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	(2,179)	4,533
Impairment:
Write-downs based upon objective criteria	(2,060)	(214)
Recovery of prior write-downs
upon sale or disposal	5,243	-

Total net gains	$9,012	$3,743

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter ending March 31, 2016 includes an estimated $874 of net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at March 31, 2016 includes approximately $5,934 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders' equity at March 31, 2016 includes approximately $25,186, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.
As of March 31, 2016, the Company had committed funds totaling $5,000 to one borrower related to a bridge loan agreement.  The Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

At March 31, 2016, limited partnership investments include approximately $43.8 million consisting of two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which, a portion of the gains wil be paid to the affiliated organizations.

At March 31, 2016, invested assets other than limited partnerships include approximately $134.0 million in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2016 and 2015 comparative periods.

	2016	2015
Quarter ended March 31:
Premiums ceded to reinsurers	$31,263	$31,379
Losses and loss expenses
ceded to reinsurers	29,324	16,398
Commissions from reinsurers	9,137	7,614

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

	2016			2015
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended March 31:

Property and Casualty Insurance	$93,088	$63,428	$13,744	$90,513	$59,284	$6,324
Reinsurance	3,065	3,481	(545)	6,467	7,162	600

Totals	$96,153	$66,909	$13,199	$96,980	$66,446	$6,924

The following table reconciles reportable segment income to the Company's consolidated income before federal income taxes.

	Three Months Ended
	March 31
	2016	2015
Profit:
Segment profit	$13,199	$6,924
Net investment income	3,440	2,815
Net realized gains on investments	9,012	3,743
Corporate expenses and other	(4,213)	(4,191)
Income before federal income taxes	$21,438	$9,291

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(5) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both March 31, 2016 and December 31, 2015.  At March 31, 2016, the effective interest rate was 1.53%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2016.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(6) Taxes:
As of March 31, 2016, the Company's calendar years 2015 and 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2016:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$128,428	$-	$128,428	$-
Residential mortgage-backed securities	4,534	-	4,534	-
Commercial mortgage-backed securities	32,374	-	30,967	1,407
State and municipal obligations	111,882	-	111,882	-
Corporate securities	166,188	-	151,589	14,599
Options embedded in convertible securities	2,205	-	2,205	-
Foreign government obligations	25,372	-	25,076	296
Total fixed maturities	470,983	-	454,681	16,302
Equity securities:
Financial institutions	23,150	23,150	-	-
Industrial & miscellaneous	114,893	114,893	-	-
Total equity securities	138,043	138,043	-	-
Short-term	2,215	2,215	-	-
Cash equivalents	42,311	-	42,311	-
	$653,552	$140,258	$496,992	$16,302

As of December 31, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$103,245	$-	$103,245	$-
Residential mortgage-backed securities	4,776	-	4,776	-
Commercial mortgage-backed securities	30,595	-	29,226	1,369
State and municipal obligations	110,578	-	110,578	-
Corporate securities	161,630	-	146,488	15,142
Options embedded in convertible securities	2,395	-	2,395	-
Foreign government obligations	23,965	-	23,683	282
Total fixed maturities	437,184	-	420,391	16,793
Equity securities:
Financial institutions	21,694	21,694	-	-
Industrial & miscellaneous	123,804	123,804	-	-
Total equity securities	145,498	145,498	-	-
Short-term	2,220	2,220	-	-
Cash equivalents	69,517	-	69,517	-
	$654,419	$147,718	$489,908	$16,793

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2016 and for the year ended December 31, 2015:

	2016	2015
Beginning of period balance	$16,793	$12,208
Total gains or losses (realized or unrealized)
included in income	(175)	(104)
Purchases	-	2,284
Settlements	(316)	(8,068)
Transfers into level 3	-	11,586
Transfers out of level 3	-	(1,113)
End of period balance	$16,302	$16,793

Quoted market prices are obtained whenever possible. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at March 31, 2016 and December 31, 2015 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2016
Assets: Limited partnerships	$73,279	$-	$-	$73,279	$73,279
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2015
Assets: Limited partnerships	75,458	-	-	75,458	75,458
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

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

Effective	Number of Shares	Vesting	Service	Value Per Share
Date	Issued	Date	Period	on Grant Date

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

Compensation expense related to the above stock grant is recognized over the period in which the directors render services.

 Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Effective February 5, 2016, the Company issued 47,333 shares of class B restricted stock to certain of the Company's executives. The restricted shares will be paid solely in the Company's class B stock. The restricted shares represent a portion of the calendar year 2015 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan. The restricted shares will vest ratably over a three year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC 715, Compensation-Retirement Benefits. Restricted stock was valued based on the closing price of the stock on the day the award was granted. Each share was valued at $23.30 per share representing a total value of $1,103. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability or retirement as defined by the Compensation Committee.

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

(10) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the nine months ending March 31, 2016:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(1,066)	$38,924	$37,858

Other comprehensive income
before reclassifications	419	(775)	(356)

Amounts reclassified from
accumulated other
comprehensive income	-	(7,275)	(7,275)

Net current-period other
comprehensive income	419	(8,050)	(7,631)

Ending balance	$(647)	$30,874	$30,227

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

For the first three months of 2016, the Company produced positive cash flow from operations totaling $2.0 million, which compares to positive cash flow from operations of $10.7 million generated during the first three months of 2015. The decrease in cash flow from the 2015 period is primarily due to the normal timing differences associated with the settlement of claims, remittances to and from reinsurers and payment of operating expense payments.  The Company has achieved positive cash flow in 25 of the past 27 quarters averaging $11.2 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.5 years at March 31, 2016, and the effective duration of the portfolio was 2.3 years, both of which are shorter than the average life of the Company's liabilities.

Financing activity for the first three months of 2016 consisted solely of the regular cash dividend payments to shareholders of $4.0 million ($.26 per share).

The Company's assets at March 31, 2016 included $44.5 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty. An additional $148.7 million of fixed maturity investments (at par) will mature within the twelve-month period following March 31, 2016.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands without consideration of expected future positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2016, $57.5 million may be transferred by dividend or loan to the parent company during the remainder of 2016 without approval by, or prior notification to, regulatory authorities. An additional $247.3 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $7.6 million at March 31, 2016.

The Company's annualized net premiums written to surplus ratio, a common industry metric to measure surplus leverage, for the first three months of 2016, the Company's annualized net premiums written to surplus ratio was approximately 66%.  Regulatory guidelines generally allow for a ratio of between 100% and 300% of surplus, depending on the lines of business written.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital to satisfy regulatory requirements. Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of First Quarter, 2016 to First Quarter, 2015

Direct and assumed premiums written during the first quarter of 2016 decreased $0.8 million (0.9%), while net premiums earned increased $0.5 million (0.7%), as compared to the same period of 2015. The Company's Property and Casualty Insurance segment reported an increase in premium written of 2.8% and an increase in earned premiums of 7.0%, reflecting higher premium from the Company's core fleet transportation products, partially offset by the continued planned reduction in personal automobile volume.  The Reinsurance segment reported a decrease in premium written of 52.6% and a decrease in premium earned of 51.4% reflecting the ongoing planned withdrawal from both property and casualty reinsurance businesses.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the financial statement recognition of earned premium compared to written as well as differences in reinsurance ceding rates on the mix of business in-force.  The following table provides information regarding premiums written and earned for each segment for the quarters ended March 31 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2016

Property & Casualty Insurance	$93,088	$61,544	$63,428
Reinsurance	3,065	3,021	3,481

Totals	$96,153	$64,565	$66,909

2015

Property & Casualty Insurance	$90,513	$58,932	$59,284
Reinsurance	6,467	6,280	7,162

Totals	$96,980	$65,212	$66,446

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 33.9% of premium written for the current quarter compared to 34.9% in the 2015 first quarter, with the decrease associated principally with reductions in the rates of certain reinsurance treaties.

Net investment income, before tax, during the first quarter of 2016 was 22.2% higher than the first quarter of 2015 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues and higher dividend yields on the equity securities portfolio.  Overall investment portfolio after-tax income increased 18.3% compared to the 2015 first quarter while average invested funds increased 7%.

The first quarter 2016 net realized investment gains of $9.0 million resulted primarily from $11.5 million in gains reported from direct trading activities including net impairment write-downs of $2.1 million and net impairment recoveries of $5.2 million, partially offset by $2.2 million in realized losses from limited partnerships.  Comparative first quarter 2015 overall net realized investment gains were $3.7 million, consisting primarily of $4.5 million in gains from limited partnerships, partially offset by $0.3 million in losses from direct trading activities and $0.5 million in losses from impairment allowances and mark-to-market adjustments.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2016 decreased $3.0 million (7.3%).  The loss ratios for each segment were as follows:

	2016	2015
Property and Casualty Insurance	56.8%	64.4%
Reinsurance	75.5	48.4
Total	57.7	62.7

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable current accident year loss activity in the Company's core fleet transportation products.  The impact of prior year reserve development was consistent, at 3.1%, lowering the calendar first quarter overall loss and loss expense ratio by 3.1% for both 2016 and 2015.  The higher Reinsurance segment loss ratio reflects higher than expected professional liability assumed losses reported during the first quarter of 2016.

Other operating expenses, for the first quarter of 2016, decreased $2.7 million, or 11.6%, from the first quarter of 2015.  The ratio of consolidated other operating expenses to operating revenue was 28.8% during the first quarter of 2016 compared to 33.1% for the 2015 first quarter. The lower expense ratios are reflective of higher ceding commissions from reinsurers and the termination of business which carried higher acquisition costs.

The effective federal tax rate on consolidated income for the first quarter of 2016 was 34.2%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in realized gains on investments, net income increased $7.9 million during the first quarter of 2016 as compared to the 2015 period.

Including changes in the value of investments, comprehensive income declined 2% compared to the 2015 period.

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

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2015.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2016, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $227 million.  Of this total, approximately $104 million (46%) represents the Company's provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2015.

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

 BALDWIN & LYONS, INC.

Date     May 6, 2016 By /s/ Joseph J. DeVito
                                                  Joseph J. DeVito, CEO and President

Date     May 6, 2016 By /s/ G. Patrick Corydon
                                                  G. Patrick Corydon,
                                        Executive Vice President – Finance
                                        (Principal Financial and Accounting Officer)

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended March 31, 2016

INDEX TO EXHIBITS

                         Begins on sequential
                          page number of Form
Exhibit Number              10-Q

EXHIBIT 31.1                                                                                                                29
       Certification of CEO
                  pursuant to Section 302 of the
      Sarbanes-Oxley Act

EXHIBIT 31.2                                                                                                                31
       Certification of CFO
                  pursuant to Section 302 of the
      Sarbanes-Oxley Act

                                        EXHIBIT 32 33
                  Certification of CEO and CFO
               pursuant to 18 U.S.C. 1350,
                  as adopted pursuant to Section
                  906 of the Sarbanes-Oxley Act