Form 10-Q
period 2016-06-30
BALDWIN & LYONS INC
filed 2016-08-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                                      For Quarter Ended Commission file number
                                                                                                                                                                    June 30, 2016 0-5534

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2016:

TITLE OF CLASS NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                                               2,623,109
Class B (nonvoting)                                                                                                                      12,460,900

Index to Exhibits located on page 30.

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	June 30	December 31
	2016	2015
Assets
Investments:
Fixed maturities	$472,364	$437,184
Equity securities	137,744	145,498
Limited partnerships	72,794	75,458
Short-term	1,500	2,220
	684,402	660,360

Cash and cash equivalents	61,545	73,538
Accounts receivable	64,141	66,522
Reinsurance recoverable	235,995	215,888
Other assets	66,174	65,761
Current federal income taxes	63	3,702
	$1,112,320	$1,085,771

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$541,348	$513,596
Reserves for unearned premiums	22,390	25,291
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	114,752	121,188
Deferred federal income taxes	9,517	11,198
	708,007	691,273
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2016 - 2,623,109; 2015 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2016 - 12,460,900; 2015 - 12,402,941	532	529
Additional paid-in capital	54,286	52,946
Unrealized net gains on investments	34,674	38,924
Foreign exchange adjustment	(523)	(1,066)
Retained earnings	315,232	303,053
	404,313	394,498
	$1,112,320	$1,085,771

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Revenues
Net premiums earned	$68,726	$65,449	$135,635	$131,895
Net investment income	3,549	2,898	6,988	5,713
Commissions and other income	1,463	1,501	2,828	2,798
Net realized gains (losses) on investments, excluding
impairment losses	1,375	(273)	12,447	3,684
Total other-than-temporary impairment losses on investments	(1,095)	(893)	(3,155)	(1,107)
Net realized gains (losses) on investments	280	(1,166)	9,292	2,577
	74,018	68,682	154,743	142,983

Expenses
Losses and loss expenses incurred	42,666	37,031	81,289	78,678
Other operating expenses	22,437	23,221	43,101	46,584
	65,103	60,252	124,390	125,262
Income before federal income taxes	8,915	8,430	30,353	17,721
Federal income taxes	2,946	2,712	10,272	5,760
Net income	$5,969	$5,718	$20,081	$11,961

Per share data:
Basic and diluted earnings	$.40	$.38	$1.33	$.79

Dividends paid to shareholders	$.26	$.25	$.52	$.50

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,075	15,017	15,060	15,005
Dilutive effect of share equivalents	9	8	24	20
Average shares outstanding - diluted	15,084	15,025	15,084	15,025

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Net income	$5,969	$5,718	$20,081	$11,961

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	3,348	(729)	2,572	(107)
Less: reclassification adjustment for net gains (losses)
included in net income	(452)	(567)	6,822	(1,081)
	3,800	(162)	(4,250)	974

Foreign currency translation adjustments	124	106	543	(673)

Other comprehensive income (loss)	3,924	(56)	(3,707)	301

Comprehensive income	$9,893	$5,662	$16,374	$12,262

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30
	2016	2015

Net cash provided by operating activities	$22,741	$14,163
Investing activities:
Purchases of available-for-sale investments	(215,228)	(183,337)
Proceeds from sales or maturities
of available-for-sale investments	188,245	166,964
Net sales of short-term investments	720	747
Other investing activities	(1,112)	1,039
Net cash used in investing activities	(27,375)	(14,587)
Financing activities:
Dividends paid to shareholders	(7,902)	(7,530)
Net cash used in financing activities	(7,902)	(7,530)

Effect of foreign exchange rates on cash and cash equivalents	543	(673)

Decrease in cash and cash equivalents	(11,993)	(8,627)
Cash and cash equivalents at beginning of period	73,538	64,632
Cash and cash equivalents at end of period	$61,545	$56,005

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

Investments: Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available. Equity securities are carried at quoted market prices (fair value). The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income. To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its consolidated statements of income, its proportionate share of the investee's unrealized as well as realized investment gains or losses.

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

Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has not yet adopted the guidance and the adoption of this guidance is not expected to have a material impact on the financial position or liquidity.

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

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at June 30, 2016 and December 31, 2015:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2016
Fixed maturities
U.S. government obligations	$109,031	$108,414	$618	$(1)	$617
Residential mortgage-backed securities	5,797	5,652	236	(91)	145
Commercial mortgage-backed securities	30,227	30,523	634	(930)	(296)
States and municipal obligations	125,098	123,605	1,579	(86)	1,493
Corporate securities	177,696	179,254	3,663	(5,221)	(1,558)
Foreign government obligations	24,515	25,770	411	(1,666)	(1,255)
Total fixed maturities	472,364	473,218	7,141	(7,995)	(854)
Equity securities:
Financial institutions	24,918	15,060	10,454	(596)	9,858
Industrial & miscellaneous	112,826	68,485	47,625	(3,284)	44,341
Total equity securities	137,744	83,545	58,079	(3,880)	54,199

Total	$610,108	$556,763	$65,220	$(11,875)	53,345

				Applicable federal income taxes	(18,671)

				Net unrealized gains - net of tax	$34,674

December 31, 2015
Fixed maturities
U.S. government obligations	$103,245	$103,448	$56	$(259)	$(203)
Residential mortgage-backed securities	4,776	4,668	162	(54)	108
Commercial mortgage-backed securities	30,595	30,977	247	(629)	(382)
State and municipal obligations	110,578	109,932	806	(160)	646
Corporate securities	164,025	168,137	2,445	(6,557)	(4,112)
Foreign government obligations	23,965	25,416	404	(1,855)	(1,451)
Total fixed maturities	437,184	442,578	4,120	(9,514)	(5,394)
Equity securities:
Financial institutions	21,694	10,836	11,069	(211)	10,858
Industrial & miscellaneous	123,804	69,385	59,338	(4,919)	54,419
Total equity securities	145,498	80,221	70,407	(5,130)	65,277

Total	$582,682	$522,799	$74,527	$(14,644)	59,883

				Applicable federal income taxes	(20,959)

				Net unrealized gains - net of tax	$38,924

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2016 and December 31, 2015, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2016			December 31, 2015
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	213	$119,094	$(5,585)	328	$205,475	$(5,070)
Greater than 12 months	54	15,236	(2,410)	168	108,043	(4,444)
Total fixed maturities	267	134,330	(7,995)	496	313,518	(9,514)

Equity securities:
12 months or less	60	33,335	(3,880)	73	26,517	(5,130)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	60	33,335	(3,880)	73	26,517	(5,130)
Total fixed maturity and equity securities	327	$167,665	$(11,875)	569	$340,035	$(14,644)

The fair value and the cost or amortized costs of fixed maturity investments at June 30, 2016, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$116,328	$116,599
Excess of one year to five years	236,062	235,283
Excess of five years to ten years	36,580	36,124
Excess of ten years	1,967	2,123
Contractual maturities	390,937	390,129
Asset-backed securities	81,427	83,089
Total	$472,364	$473,218

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of income.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Fixed maturities:
Gross gains	$565	$985	$1,842	$2,132
Gross losses	(1,140)	(1,856)	(4,036)	(3,789)
Net realized losses	(575)	(871)	(2,194)	(1,657)

Equity securities:
Gross gains	1,126	1,230	16,636	1,979
Gross losses	(1,248)	(1,232)	(3,948)	(1,985)
Net realized gains (losses)	(122)	(2)	12,688	(6)

Limited partnerships - net gain (loss)	977	(293)	(1,202)	4,240

Total net gains (losses)	$280	$(1,166)	$9,292	$2,577

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Realized net gains (losses) on the disposal of securities	$(1,142)	$(125)	$7,167	$(413)
Mark-to-market adjustment	(133)	(104)	(434)	(392)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	977	(293)	(1,202)	4,240
Impairment:
Write-downs based upon objective criteria	(1,095)	(893)	(3,155)	(1,107)
Recovery of prior write-downs
upon sale or disposal	1,673	249	6,916	249

Total net gains (losses)	$280	$(1,166)	$9,292	$2,577

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The income from limited partnerships for the quarter and year-to-date periods ending June 30, 2016 includes an estimated $155 of net unrealized losses and $719 of net unrealized gains respectively, reported to the Company as part of the underlying assets of the various limited partnerships.  The value of limited partnerships at June 30, 2016 includes approximately $5,780 of accumulated net unrealized gains reported to the Company as part of the underlying assets of the various limited partnerships. Shareholders' equity at June 30, 2016 includes approximately $25,680, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.
As of June 30, 2016, the Company had no committed funds related to bridge loan agreements.  When funds are committed, the Company retains possession of these funds which will only be loaned in the unlikely event that long-term financing is unavailable to the counter party in the market.

At June 30, 2016, limited partnership investments include approximately $44,400 consisting of two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which, a portion of the gains will be paid to the affiliated organizations.

At June 30, 2016, invested assets other than limited partnerships include approximately $62,600 in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2016 and 2015 comparative periods.

	2016	2015
Quarter ended June 30:
Premiums ceded to reinsurers	$32,073	$31,196
Losses and loss expenses
ceded to reinsurers	19,520	21,840
Commissions from reinsurers	9,914	7,430

Six months ended June 30:
Premiums ceded to reinsurers	$63,336	$62,575
Losses and loss expenses
ceded to reinsurers	48,845	38,238
Commissions from reinsurers	20,688	15,045

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

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

	2016			2015
	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit (Loss)	Direct and Assumed Premium Written	Net Premium Earned	Segment Profit

Three months ended June 30:

Property and Casualty Insurance	$98,374	$65,714	$9,897	$89,163	$60,031	$10,358
Reinsurance	1,672	3,012	(281)	3,632	5,418	413

Totals	$100,046	$68,726	$9,616	$92,795	$65,449	$10,771

Six months ended June 30:

Property and Casualty Insurance	$191,462	$129,142	$23,641	$179,676	$119,315	$16,682
Reinsurance	4,737	6,493	(826)	10,099	12,580	1,013

Totals	$196,199	$135,635	$22,815	$189,775	$131,895	$17,695

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

The following table reconciles reportable segment income to the Company's consolidated income before federal income taxes.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Profit:
Segment profit	$9,616	$10,771	$22,815	$17,695
Net investment income	3,549	2,898	6,988	5,713
Net realized gains (losses) on investments	280	(1,166)	9,292	2,577
Corporate expenses and other	(4,530)	(4,073)	(8,742)	(8,264)
Income before federal income taxes	$8,915	$8,430	$30,353	$17,721

Segment profit includes both net premiums earned and fees and other income associated with the business conducted by the segment.

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(5) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both June 30, 2016 and December 31, 2015.  At June 30, 2016, the effective interest rate was 1.55%.  The Company has $20,000 remaining unused under the line of credit at June 30, 2016.

 (6) Taxes:
As of June 30, 2016, the Company's calendar years 2015 and 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(7) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2016:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$109,031	$-	$109,031	$-
Residential mortgage-backed securities	5,797	-	4,063	1,734
Commercial mortgage-backed securities	30,227	-	28,908	1,319
State and municipal obligations	125,098	-	125,098	-
Corporate securities	175,503	-	161,948	13,555
Options embedded in convertible securities	2,193	-	2,193	-
Foreign government obligations	24,515	-	24,228	287
Total fixed maturities	472,364	-	455,469	16,895
Equity securities:
Financial institutions	24,918	24,918	-	-
Industrial & miscellaneous	112,826	112,826	-	-
Total equity securities	137,744	137,744	-	-
Short-term	1,500	1,500	-	-
Cash equivalents	56,517	-	56,517	-
	$668,125	$139,244	$511,986	$16,895

As of December 31, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$103,245	$-	$103,245	$-
Residential mortgage-backed securities	4,776	-	4,776	-
Commercial mortgage-backed securities	30,595	-	29,226	1,369
State and municipal obligations	110,578	-	110,578	-
Corporate securities	161,630	-	146,488	15,142
Options embedded in convertible securities	2,395	-	2,395	-
Foreign government obligations	23,965	-	23,683	282
Total fixed maturities	437,184	-	420,391	16,793
Equity securities:
Financial institutions	21,694	21,694	-	-
Industrial & miscellaneous	123,804	123,804	-	-
Total equity securities	145,498	145,498	-	-
Short-term	2,220	2,220	-	-
Cash equivalents	69,517	-	69,517	-
	$654,419	$147,718	$489,908	$16,793

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

Level inputs, as defined by FASB Fair Value Measurements, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Fixed maturities: Fair values of fixed maturities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 2 inputs for the determination of fair value to facilitate fair value measurements and disclosures.  For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, credit spreads, default rates and prepayment speeds.  The Level 3 assets consist of a portfolio of corporate convertible bonds, commercial mortgage-backed securities and corporate securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

Equity securities: Fair values of equity securities are designated as Level 1 and are based on quoted market prices.

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	2016	2015
Beginning of period balance	$16,793	$12,208
Total gains or losses (realized or unrealized)
included in income	71	(104)
Purchases	3,339	2,284
Settlements	(3,308)	(8,068)
Transfers into Level 3	-	11,586
Transfers out of Level 3	-	(1,113)
End of period balance	$16,895	$16,793

Quoted market prices are obtained whenever possible. Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs have not been considered in estimating fair values.

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2016 and 2015.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at June 30, 2016 and December 31, 2015 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2016
Assets: Limited partnerships	$72,794	$-	$-	$72,794	$72,794
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2015
Assets: Limited partnerships	75,458	-	-	75,458	75,458
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(8) Restricted Stock:
The Company grants shares of class B restricted stock to the Company's outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $480 and $440 for the 2015 and 2016 annual periods presented, respectively.  The table below provides detail of the stock issuances for 2015 and 2016:

				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

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

(10) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the six months ending June 30, 2016:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(1,066)	$38,924	$37,858

Other comprehensive income
before reclassifications	543	2,572	3,115

Amounts reclassified from
accumulated other
comprehensive income	-	(6,822)	(6,822)

Net current-period other
comprehensive income	543	(4,250)	(3,707)

Ending balance	$(523)	$34,674	$34,151

Notes to Condensed Unaudited Consolidated Financial Statements (continued)

(11) Other Operating Expenses:
The Company incurred commission expense in connection with insurance policies written in 2016 through an insurance management firm of which a director of the Company is CEO and a Managing Director.  The total commission expense for the quarter and year-to-date was $140.

(12) Subsequent Events:
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

For the first six months of 2016, the Company produced positive cash flow from operations totaling $22.7 million, which compares to positive cash flow from operations of $14.2 million generated during the first six months of 2015.  The increase in cash flow from the 2015 period is primarily due to lower claim settlements for the period.  The Company has achieved positive cash flow in 26 of the past 28 quarters averaging $11.6 million per quarter.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity. The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.4 years at June 30, 2016, and the effective duration of the portfolio was 2.3 years, both of which are shorter than the average life of the Company's liabilities.

Financing activity for the first six months of 2016 consisted solely of the regular cash dividend payments to shareholders of $7.9 million ($.52 per share).

The Company's assets at June 30, 2016 included $58.0 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $116.5 million of fixed maturity investments (at par) will mature within the twelve-month period following June 30, 2016.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands without consideration of expected future positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries. As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2016, $52.5 million may be transferred by dividend or loan to the parent company during the remainder of 2016 without approval by, or prior notification to, regulatory authorities. An additional $257.7 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit. The parent company had cash and marketable securities valued at $14.9 million at June 30, 2016.

The Company's annualized net premiums written to surplus ratio, a common industry metric to measure surplus leverage, for the first six months of 2016 was approximately 66%.  Regulatory guidelines generally allow for a ratio of between 100% and 300% of surplus, depending on the lines of business written.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital to satisfy regulatory requirements. Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Second Quarter, 2016 to Second Quarter, 2015

Direct and assumed premiums written during the second quarter of 2016 increased $7.3 million (7.8%), while net premiums earned increased $3.3 million (5.0%), as compared to the same period of 2015. The Company's Property and Casualty Insurance segment reported an increase in premium written of 10.3% and an increase in earned premiums of 9.5%, reflecting higher premium from the Company's core fleet transportation products, partially offset by the continued planned reduction in personal automobile and professional liability volume.  The Reinsurance segment reported a decrease in premium written of 54.0% and a decrease in premium earned of 44.4% reflecting the ongoing planned withdrawal from both property and casualty reinsurance businesses.  The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the financial statement recognition of earned premium compared to written as well as differences in reinsurance ceding rates on the mix of business in-force.  The following table provides information regarding premiums written and earned for each segment for the quarters ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2016

Property & Casualty Insurance	$98,374	$66,040	$65,714
Reinsurance	1,672	1,629	3,012

Totals	$100,046	$67,669	$68,726

2015

Property & Casualty Insurance	$89,163	$58,583	$60,031
Reinsurance	3,632	3,344	5,418

Totals	$92,795	$61,927	$65,449

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 32.9% of premium written for the current quarter compared to 34.3% in the 2015 second quarter, with the decrease associated principally with reductions in the rates of certain reinsurance treaties.

Net investment income, before tax, during the second quarter of 2016 was 22.4% higher than the second quarter of 2015 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues and higher dividend yields on the equity securities portfolio.  Overall investment portfolio after-tax income increased 16.9% compared to the 2015 second quarter while average invested funds increased 5%.

The second quarter 2016 net realized investment gains of $0.3 million resulted primarily from $1.0 million in gains reported from limited partnerships, partially offset by $0.7 million in losses from direct trading activities which included net impairment write-downs of $1.1 million and net impairment recoveries of $1.7 million.  Comparative second quarter 2015 overall net realized investment losses were $1.2 million, consisting primarily of $0.9 million in losses from direct trading activities and $0.3 million in losses from limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2016 increased $5.6 million (15.2%).  The loss ratios for each segment were as follows:

	2016	2015
Property and Casualty Insurance	61.8%	57.2%
Reinsurance	69.4	49.3
Total	62.1	56.6

The increase in loss ratio for the Property and Casualty Insurance segment primarily relates to less favorable prior accident year loss activity in the Company's core fleet transportation products.  The impact of prior year reserve development was 1.9% and 6.1% in the second quarter of 2016 and 2015, respectively.  This lowered the calendar second quarter overall loss and loss expense ratio by 1.8% for 2016 and 5.6% for 2015.  The higher Reinsurance segment loss ratio reflects higher than expected professional liability assumed losses reported during the second quarter of 2016 and the impact of prior year reserve development.

Other operating expenses, for the second quarter of 2016, decreased $0.8 million, or 3.4%, from the second quarter of 2015.  The ratio of consolidated other operating expenses to operating revenue was 30.4% during the second quarter of 2016 compared to 33.2% for the 2015 second quarter. The lower expense ratios are reflective of higher ceding commissions from reinsurers and the termination of business which carried higher acquisition costs.

The effective federal tax rate on consolidated income for the second quarter of 2016 was 33.0%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, net income increased $0.3 million during the second quarter of 2016 as compared to the 2015 period.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

Direct and assumed premiums written during the first six months of 2016 increased $6.4 million (3.4%), while net premiums earned increased $3.7 million (2.8%), as compared to the same period of 2015.  The Company's Property and Casualty Insurance segment reported an increase in premium written of 6.6% and an increase in earned premiums of 8.2%, reflecting higher premium from the Company's core fleet transportation products.  The Reinsurance segment reported a decrease in premium written of 53.1% and a decrease in premium earned of 48.4% reflecting the ongoing planned withdrawal from both property and casualty reinsurance businesses. The difference in the percentage changes for premium written compared to earned is reflective of the normal differences in the financial statement recognition of earned premium compared to written as well as differences in reinsurance ceding rates on the mix of business in-force. The following table provides information regarding premiums written and earned for each segment for the six months ended June 30 (dollars in thousands):

	Direct and Assumed Premium Written	Net Premium Written	Net Premium Earned
2016

Property & Casualty Insurance	$191,462	$127,584	$129,142
Reinsurance	4,737	4,650	6,493

Totals	$196,199	$132,234	$135,635

2015

Property & Casualty Insurance	$179,676	$117,515	$119,315
Reinsurance	10,099	9,624	12,580

Totals	$189,775	$127,139	$131,895

Premium ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 33.4% of premium written for the current year period compared to 34.6% a year earlier, with the decrease associated principally with reductions in the rates of certain reinsurance treaties.

Net investment income, before tax, during the first six months of 2016 was 22.3% higher than the first six months of 2015 for the same reasons mentioned in the quarterly comparison.  Overall investment portfolio after-tax income increased 17.6% compared to the 2015 period while average invested funds increased 3%.

Net realized investment gains for the first six months of 2016 totaled $9.3 million and resulted primarily from $10.5 million in gains reported from direct trading activities including net impairment write-downs of $3.2 million and net impairment recoveries of $7.0 million, partially offset by $1.2 million in realized losses from limited partnerships.  For the same period of 2015, overall net realized investment gains were $2.6 million, consisting primarily of $4.2 million in gains from limited partnerships, partially offset by $1.6 million in losses from direct trading activities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first six months of 2016 increased $2.6 million (3.3%). The loss ratios for each segment were as follows:

	2016	2015
Property and Casualty Insurance	59.3%	60.8%
Reinsurance	72.7	48.8
Total	59.9	59.7

The decrease in loss ratio for the Property and Casualty Insurance segment primarily relates to more favorable current accident year loss activity in the Company's core fleet transportation products.  The impact of prior year reserve development was 2.5% and 4.6% in 2016 and 2015, respectively.  This lowered the calendar year overall loss and loss expense ratio by 2.4% for 2016 and 4.2% for 2015.  The higher Reinsurance segment loss ratio reflects higher than expected professional liability assumed losses reported during the first six months of 2016 and the impact of prior year reserve development.

Other operating expenses, for the first six months of 2016, decreased $3.5 million, or 7.5%, from the first six months of 2015.  The ratio of consolidated other operating expenses to operating revenue was 29.6% during the 2016 period compared to 33.2% for the 2015 period.  The lower expense ratios are reflective of higher ceding commissions from reinsurers and the termination of business which carried higher acquisition costs.

The effective federal tax rate on consolidated income for the first six months of 2016 was 33.8%. The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in realized gains on investments, net income increased $8.1 million as compared to the 2015 period.

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

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2016, amounts due from reinsurers on paid and unpaid losses, are estimated to total approximately $233 million.  Of this total, approximately $110 million (47%) represents the Company's provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

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

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

At our Annual Meeting of Shareholders held on May 10, 2016, shareholders voted on the following proposals:

	FOR	AGAINST	WITHHOLD (ABSTAIN)
Advisory vote to approve executive compensation	1,735,756	162,041	25,067

To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016	1,919,038	3,826	-

Vote to approve amendments to the Articles of Incorporation
Subproposal 1 – Director removal	1,878,791	15,422	28,651

Subproposal 2 – Other changes	1,893,157	4,340	25,367

Election of Directors: All presently serving directors were reelected in an uncontested election.

Each of the above matters submitted to a vote of shareholders was described in greater detail in the definitive proxy soliciting materials which were sent to shareholders and were filed with the Commission on April 4, 2016.

ITEM 6 (a) EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601 Exhibit No.

(31.1)      Certification of CEO                                                                                                                                  EXHIBIT 31.1
pursuant to Section 302 of the Certification of CEO
Sarbanes-Oxley Act of 2002

(31.2)      Certification of Interim CFO                                                                                                                     EXHIBIT 31.2
pursuant to Section 302 of the Certification of Interim CFO
Sarbanes-Oxley Act of 2002

(32)         Certification of CEO and Interim CFO                                                                                                    EXHIBIT 32
pursuant to 18 U.S.C. 1350, as Certification of CEO and
adopted pursuant to Section 906                                                                                                           Interim CFO
of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    August 9, 2016                                                         By /s/ W. Randall Birchfield
       W. Randall Birchfield,
Chief Executive Officer

Date    August 9, 2016                                                         By /s/ Douglas W. Collins
       Douglas W. Collins,
Interim Chief Financial Officer

BALDWIN & LYONS, INC.

Form 10-Q for the fiscal quarter ended June 30, 2016

INDEX TO EXHIBITS

                         Begins on sequential
                          page number of Form
Exhibit Number              10-Q           _

EXHIBIT 31.1                                                                                                                31
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2                                                                                                                33
Certification of Interim CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32                                                                                                                 35
Certification of CEO and Interim CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act