Form 10-Q
period 2016-09-30
BALDWIN & LYONS INC
filed 2016-11-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                For Quarter Ended      Commission file number
                                                                                                                                                September 30, 2016 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓       No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ✓       No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer   ✓     Non-accelerated filer ____
Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2016:

TITLE OF CLASS NUMBER OF SHARES OUTSTANDING
  Common Stock, No Par Value:
Class A (voting)                                                                                                                               2,623,109
Class B (nonvoting)                                                                                                                       12,460,900

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31
	2016	2015
Assets
Investments:
Fixed maturities	$486,137	$437,184
Equity securities	134,454	145,498
Limited partnerships	77,197	75,458
Short-term	1,500	2,220
	699,288	660,360

Cash and cash equivalents	67,372	73,538
Accounts receivable	62,195	66,522
Reinsurance recoverable	242,183	215,888
Other assets	70,570	65,761
Current federal income taxes	3,770	3,702
	$1,145,378	$1,085,771

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$565,559	$513,596
Reserves for unearned premiums	21,916	25,291
Short-term borrowings	20,000	20,000
Accounts payable and accrued expenses	118,200	121,188
Deferred federal income taxes	12,781	11,198
	738,456	691,273
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2016 - 2,623,109; 2015 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2016 - 12,460,900; 2015 - 12,402,941	532	529
Additional paid-in capital	54,286	52,946
Unrealized net gains on investments	37,410	38,924
Foreign exchange adjustment	(668)	(1,066)
Retained earnings	315,250	303,053
	406,922	394,498
	$1,145,378	$1,085,771

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Revenues
Net premiums earned	$71,235	$65,445	$206,870	$197,340
Net investment income	3,513	3,014	10,501	8,727
Commissions and other income	1,207	1,173	4,035	3,970
Net realized gains (losses) on investments, excluding
impairment losses	9,576	2,310	22,023	5,994
Total other-than-temporary impairment losses on investments	(1,844)	(4,396)	(4,999)	(5,503)
Net realized gains (losses) on investments	7,732	(2,086)	17,024	491
	83,687	67,546	238,430	210,528

Expenses
Losses and loss expenses incurred	56,827	35,212	138,116	113,890
Other operating expenses	21,225	20,724	64,326	67,307
	78,052	55,936	202,442	181,197
Income before federal income taxes	5,635	11,610	35,988	29,331
Federal income taxes	1,634	3,830	11,906	9,590
Net income	$4,001	$7,780	$24,082	$19,741

Per share data:
Basic and diluted earnings	$.27	$.52	$1.60	$1.31

Dividends paid to shareholders	$.26	$.25	$.78	$.75

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,084	15,015	15,068	15,009
Dilutive effect of share equivalents	-	3	16	10
Average shares outstanding - diluted	15,084	15,018	15,084	15,019

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Net income	$4,001	$7,780	$24,082	$19,741

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	4,900	(13,192)	7,471	(13,299)
Less: reclassification adjustment for net gains (losses)
included in net income	2,164	2,739	8,985	1,658
	2,736	(15,931)	(1,514)	(14,957)

Foreign currency translation adjustments	(145)	(429)	398	(1,102)

Other comprehensive income (loss)	2,591	(16,360)	(1,116)	(16,059)

Comprehensive income (loss)	$6,592	$(8,580)	$22,966	$3,682

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30
	2016	2015

Net cash provided by operating activities	$32,397	$30,806
Investing activities:
Purchases of available-for-sale investments	(310,398)	(275,591)
Proceeds from sales or maturities
of available-for-sale investments	286,580	262,707
Net sales of short-term investments	720	746
Other investing activities	(3,978)	(1,281)
Net cash used in investing activities	(27,076)	(13,419)
Financing activities:
Dividends paid to shareholders	(11,885)	(11,267)
Net cash used in financing activities	(11,885)	(11,267)

Effect of foreign exchange rates on cash and cash equivalents	398	(1,102)

Increase (decrease) in cash and cash equivalents	(6,166)	5,018
Cash and cash equivalents at beginning of period	73,538	64,632
Cash and cash equivalents at end of period	$67,372	$69,650

See notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2016.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its consolidated statements of income, its proportionate share of the investee's unrealized, as well as, realized investment gains or losses.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

With respect to other–than-temporary impairment of investments, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of income.   For impaired fixed maturity securities that the Company does not intend to sell or if it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity (accumulated other comprehensive income).

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

Recent Accounting Pronouncements: In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has not yet adopted the guidance and the adoption of this guidance is not

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
expected to have a material impact on the Company's statement of financial position, income statement or liquidity.
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, and this new guidance will enhance disclosures about an entity's insurance liabilities. This guidance will provide additional information about unpaid claims and claim development, including supplemental disaggregated incurred and paid claim data.  Under the guidance, enhanced disclosures on claim frequency and reserving methodologies are required and will be included within the Company's financial statement footnote disclosures. The guidance is effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016, however early adoption is permitted. The Company has not yet adopted the guidance and the adoption of this guidance will not impact our consolidated financial position, results of operations or cash flows.
In May 2015, the FASB issued ASU 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. The Company adopted the guidance and the adoption of this guidance did not have a material impact on presentation of data in our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's service and fee income could be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company is currently evaluating the impact this guidance will have on its results of operations, financial position or liquidity, however the Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at September 30, 2016 and December 31, 2015:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2016
Fixed maturities
U.S. government obligations	$96,573	$96,209	$366	$(2)	$364
Residential mortgage-backed securities	5,608	5,433	221	(46)	175
Commercial mortgage-backed securities	29,809	29,651	952	(794)	158
States and municipal obligations	131,697	130,783	1,144	(230)	914
Corporate securities	197,677	196,984	3,248	(2,555)	693
Foreign government obligations	24,773	25,921	363	(1,511)	(1,148)
Total fixed maturities	486,137	484,981	6,294	(5,138)	1,156
Equity securities:
Financial institutions	20,251	13,261	7,299	(309)	6,990
Industrial & miscellaneous	114,203	64,795	51,066	(1,658)	49,408
Total equity securities	134,454	78,056	58,365	(1,967)	56,398

Total	$620,591	$563,037	$64,659	$(7,105)	57,554

				Applicable federal income taxes	(20,144)

				Net unrealized gains - net of tax	$37,410

December 31, 2015
Fixed maturities
U.S. government obligations	$103,245	$103,448	$56	$(259)	$(203)
Residential mortgage-backed securities	4,776	4,668	162	(54)	108
Commercial mortgage-backed securities	30,595	30,977	247	(629)	(382)
State and municipal obligations	110,578	109,932	806	(160)	646
Corporate securities	164,025	168,137	2,445	(6,557)	(4,112)
Foreign government obligations	23,965	25,416	404	(1,855)	(1,451)
Total fixed maturities	437,184	442,578	4,120	(9,514)	(5,394)
Equity securities:
Financial institutions	21,694	10,836	11,069	(211)	10,858
Industrial & miscellaneous	123,804	69,385	59,338	(4,919)	54,419
Total equity securities	145,498	80,221	70,407	(5,130)	65,277

Total	$582,682	$522,799	$74,527	$(14,644)	59,883

				Applicable federal income taxes	(20,959)

				Net unrealized gains - net of tax	$38,924

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2016 and December 31, 2015, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	September 30, 2016			December 31, 2015
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	251	$198,916	$(2,882)	328	$205,475	$(5,070)
Greater than 12 months	54	19,596	(2,256)	168	108,043	(4,444)
Total fixed maturities	305	218,512	(5,138)	496	313,518	(9,514)

Equity securities:
12 months or less	58	30,629	(1,967)	73	26,517	(5,130)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	58	30,629	(1,967)	73	26,517	(5,130)
Total fixed maturity and equity securities	363	$249,141	$(7,105)	569	$340,035	$(14,644)

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2016, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$92,876	$92,984
Excess of one year to five years	261,413	261,261
Excess of five years to ten years	43,440	42,700
Excess of ten years	3,907	3,595
Contractual maturities	401,636	400,540
Asset-backed securities	84,501	84,441
Total	$486,137	$484,981

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains (losses) on investments for the periods presented in the accompanying consolidated statements of income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Fixed maturities:
Gross gains	$7,496	$1,294	$9,338	$3,426
Gross losses	(8,434)	(5,087)	(12,470)	(8,876)
Net realized losses	(938)	(3,793)	(3,132)	(5,450)

Equity securities:
Gross gains	5,086	10,320	21,722	12,299
Gross losses	(819)	(2,312)	(4,767)	(4,297)
Net realized gains	4,267	8,008	16,955	8,002

Limited partnerships - net gain (loss)	4,403	(6,301)	3,201	(2,061)

Total net gains (losses)	$7,732	$(2,086)	$17,024	$491

Net realized gains (losses) activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Realized net gains on the disposal of securities	$3,482	$7,957	$10,649	$7,544
Mark-to-market adjustment	108	(300)	(326)	(692)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	4,403	(6,301)	3,201	(2,061)
Impairment:
Write-downs based upon objective criteria	(1,844)	(4,396)	(4,999)	(5,503)
Recovery of prior write-downs
upon sale or disposal	1,583	954	8,499	1,203

Total net gains (losses)	$7,732	$(2,086)	$17,024	$491

The mark-to-market adjustments in the table above represent the changes in fair value of (1) options embedded in convertible debt securities and (2) insurance-linked securities held by the Company.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Shareholders' equity at September 30, 2016 included approximately $28,606, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.
The Company's bridge loan investment program was terminated and the Company had no remaining committed funds related to bridge loan agreements as of September 30, 2016. The Company historically retained possession of these funds which were only loaned in the unlikely event that long-term financing was unavailable to the counter party in the market.

At September 30, 2016, limited partnership investments included approximately $46,855 consisting of two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which a portion of the gains will be paid to the affiliated organizations.

At September 30, 2016, invested assets other than limited partnerships included approximately $39,572 in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2016 and 2015 comparative periods.

	2016	2015
Quarter ended September 30:
Premiums ceded to reinsurers	$30,996	$32,822
Losses and loss expenses
ceded to reinsurers	21,237	21,068
Commissions from reinsurers	11,898	10,228

Nine months ended September 30:
Premiums ceded to reinsurers	$94,331	$95,397
Losses and loss expenses
ceded to reinsurers	70,081	59,306
Commissions from reinsurers	32,587	25,273

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(4) Reportable Segments:
The Company has two reportable business segments in its operations:  Property and Casualty Insurance and Reinsurance.

The Property and Casualty Insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides private passenger automobile products to individuals, workers' compensation coverage to small businesses and professional liability products on a selective basis.  In late 2015, the Company discontinued marketing private passenger automobile liability and physical damage coverages and all business for this product line will expire by the end of 2016.

The Reinsurance segment currently accepts professional liability cessions from other insurance companies from current in-force business.  From 1992 until July 1, 2014, the Reinsurance segment accepted property cessions from other insurance companies and retrocessions from reinsurance companies, principally reinsuring against catastrophes.  Final exposure to property catastrophe losses expired on June 30, 2015.

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

	2016			2015
	Gross Premiums Written	Net Premiums Earned	Segment Underwriting Gain (Loss)	Gross Premiums Written	Net Premiums Earned	Segment Underwriting Gain

Three months ended September 30:

Property and Casualty Insurance	$100,467	$68,828	$2,009	$92,584	$60,837	$10,446
Reinsurance	1,454	2,407	(6,854)	3,368	4,608	86

Totals	$101,921	$71,235	$(4,845)	$95,952	$65,445	$10,532

Nine months ended September 30:

Property and Casualty Insurance	$291,929	$197,970	$15,281	$272,260	$180,152	$18,678
Reinsurance	6,191	8,900	(7,680)	13,467	17,188	1,099

Totals	$298,120	$206,870	$7,601	$285,727	$197,340	$19,777

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table reconciles reportable segment underwriting gain (loss) to income before federal income taxes included in the Company's consolidated statements of income for the three and nine months ended September 30, 2016.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Profit:
Segment underwriting gain (loss)	$(4,845)	$10,532	$7,601	$19,777
Net investment income	3,513	3,014	10,501	8,727
Net realized gains (losses) on investments	7,732	(2,086)	17,024	491
Corporate expenses and other	(765)	150	862	336
Income before federal income taxes	$5,635	$11,610	$35,988	$29,331

Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.

(5) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both September 30, 2016 and December 31, 2015.  At September 30, 2016, the effective interest rate was 1.64%.  The Company has $20,000 remaining unused under the line of credit at September 30, 2016.

 (6) Taxes:
As of September 30, 2016, the Company's calendar years 2015 and 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

(Space Intentionally Left Blank)

 Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(7) Fair Value:
Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2016:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$96,573	$-	$96,573	$-
Residential mortgage-backed securities	5,608	-	3,874	1,734
Commercial mortgage-backed securities	29,809	-	28,418	1,391
State and municipal obligations	131,697	-	131,697	-
Corporate securities	194,033	-	178,588	15,445
Options embedded in convertible securities	3,644	-	3,644	-
Foreign government obligations	24,773	-	24,493	280
Total fixed maturities	486,137	-	467,287	18,850
Equity securities:
Financial institutions	20,251	20,251	-	-
Industrial & miscellaneous	114,203	114,203	-	-
Total equity securities	134,454	134,454	-	-
Short-term	1,500	1,500	-	-
Cash equivalents	62,812	-	62,812	-
	$684,903	$135,954	$530,099	$18,850

As of December 31, 2015:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
U.S. government obligations	$103,245	$-	$103,245	$-
Residential mortgage-backed securities	4,776	-	4,776	-
Commercial mortgage-backed securities	30,595	-	29,226	1,369
State and municipal obligations	110,578	-	110,578	-
Corporate securities	161,630	-	146,488	15,142
Options embedded in convertible securities	2,395	-	2,395	-
Foreign government obligations	23,965	-	23,683	282
Total fixed maturities	437,184	-	420,391	16,793
Equity securities:
Financial institutions	21,694	21,694	-	-
Industrial & miscellaneous	123,804	123,804	-	-
Total equity securities	145,498	145,498	-	-
Short-term	2,220	2,220	-	-
Cash equivalents	69,517	-	69,517	-
	$654,419	$147,718	$489,908	$16,793

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	2016	2015
Beginning of period balance	$16,793	$12,208
Total gains or losses (realized or unrealized)
included in income	(2,270)	(104)
Purchases	3,124	2,284
Settlements	(5,290)	(8,068)
Transfers into Level 3	6,869	11,586
Transfers out of Level 3	(376)	(1,113)
End of period balance	$18,850	$16,793

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2016 and 2015.

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

The carrying amounts for cash, accounts receivables, reinsurance recoverable, accounts payable and accrued expenses, income taxes receivable or payable and unearned premiums approximate fair value because of the short-term nature of these items.  These assets and liabilities are not included in the table below.

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2016
Assets: Limited partnerships	$77,197	$-	$-	$77,197	$77,197
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2015
Assets: Limited partnerships	75,458	-	-	75,458	75,458
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effective February 5, 2016, the Company issued 47,333 shares of class B restricted stock to certain of the Company's executives under the Company's existing equity plan.  The restricted shares will be paid solely in the Company's class B common stock.  The restricted shares represent a portion of the calendar year 2015 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three-year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of Accounting Standard Codification ("ASC") 715, Compensation—Retirement Benefits.  The restricted shares were valued based on the closing price of the Company's class B common stock on the day the award was granted.  Each share was valued at $23.30 per share representing a total value of $1,103.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability or retirement as defined by the Compensation Committee.

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

(10) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the nine months ended September 30, 2016:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(1,066)	$38,924	$37,858

Other comprehensive income
before reclassifications	398	7,471	7,869

Amounts reclassified from
accumulated other
comprehensive income	-	(8,985)	(8,985)

Net current-period other
comprehensive income	398	(1,514)	(1,116)

Ending balance	$(668)	$37,410	$36,742

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(11) Other Operating Expenses:
The Company incurred commission expense in connection with insurance policies written in 2016 through an insurance management firm of which a director of the Company is CEO and a Managing Director.  Total commission expense for the three and nine months ended September 30, 2016 was $140 and $280, respectively.

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

For the first nine months of 2016, the Company produced positive cash flow from operations totaling $32.4 million, which compares to positive cash flow from operations of $30.8 million generated during the first nine months of 2015.  The small increase in cash flow from the 2015 period was due to the normal variances in timing and amount of loss, loss adjustment expense and other operating expense payments.

The Company's investment philosophy has emphasized the purchase of relatively short-term instruments with maximum quality and liquidity.  The average life of the Company's fixed income (bond and short-term investment) portfolio, using contractual maturities applied to par value, was 4.5 years at September 30, 2016, and the effective duration of the portfolio was 2.2 years, both of which are shorter than the average life of the Company's liabilities.

Financing activity for the first nine months of 2016 consisted solely of the regular cash dividend payments to shareholders of $11.9 million ($.78 per share).

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of both September 30, 2016 and December 31, 2015.  At September 30, 2016, the effective interest rate was 1.64%.  The Company had $20.0 million remaining unused under the line of credit at September 30, 2016.

The Company's assets at September 30, 2016 included $64.3 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $92.9 million of fixed maturity investments will mature within the twelve-month period following September 30, 2016.  The Company believes that these liquid investments are more than sufficient to provide for projected claim payments and operating cost demands without consideration of expected future positive cash flows.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2016, $47.5 million may be transferred by dividend or loan to the parent company during the remainder of 2016 without approval by, or prior notification to, regulatory authorities.  An additional $264.3 million of shareholder's equity of the insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the subsidiaries would permit ready access by the parent company to short-term and long-term sources of credit.  The parent company had cash and marketable securities valued at $11.8 million at September 30, 2016.

The Company's annualized net premiums written to surplus ratio, a common industry metric to measure surplus leverage, for the first nine months of 2016 was approximately 67%.  Regulatory guidelines generally allow for a ratio of between 100% and 300% of surplus, depending on the lines of business written.  Accordingly, the Company could increase net premium writings significantly with no need to raise additional capital to satisfy regulatory requirements.  Further, the insurance subsidiaries' individual capital levels are several times higher than the minimum amounts designated by the National Association of Insurance Commissioners.

Results of Operations

Comparison of Third Quarter, 2016 to Third Quarter, 2015

Direct and assumed premiums written during the third quarter of 2016 increased $6.0 million (6.2%), while net premiums earned increased $5.8 million (8.8%), as compared to the same period of 2015.  The Company's Property and Casualty Insurance segment reported an increase in premiums written of 8.5% and an increase in earned premiums of 13.1%, reflecting higher premiums from the Company's core fleet transportation products, partially offset by the continued planned reduction in personal automobile volume.  The Reinsurance segment reported a decrease in premiums written of 56.8% and a decrease in premiums earned of 47.8%, reflecting the ongoing planned withdrawal from both property and casualty reinsurance businesses.  The difference in the percentage changes for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written as well as differences in reinsurance ceding rates on the mix of business in-force.  The following table provides information regarding premiums written and earned for each segment for the quarters ended September 30 (dollars in thousands):

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
2016

Property & Casualty Insurance	$100,467	$69,075	$68,828
Reinsurance	1,454	1,455	2,407

Totals	$101,921	$70,530	$71,235

2015

Property & Casualty Insurance	$92,584	$59,576	$60,837
Reinsurance	3,368	3,325	4,608

Totals	$95,952	$62,901	$65,445

Premiums ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 31.2% of premiums written for the current quarter compared to 35.7% in the 2015 third quarter, with the decrease associated principally with reductions to ceded premiums of certain reinsurance treaties.

Net investment income, before tax, during the third quarter of 2016 was 16.5% higher than the third quarter of 2015 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues as well as increases in average funds invested resulting from positive cash flow.  Overall investment portfolio after-tax income increased 21.4% compared to the 2015 third quarter, while average invested funds increased 1.5%.

The third quarter 2016 net realized investment gains of $7.7 million resulted primarily from $4.4 million in gains reported from limited partnerships and $3.2 million in gains from direct trading activities, which included net impairment write-downs of $1.2 million.  Comparative third quarter 2015 net realized investment losses were $2.1 million, consisting primarily of $6.3 million in losses reported from limited partnerships, partially offset by $4.5 million in gains from direct trading activities, which included net impairment write-downs of $3.4 million.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2016 increased $21.6 million (61.4%).  The loss ratios for each segment were as follows:

	2016	2015
Property and Casualty Insurance	70.9%	53.7%
Reinsurance	334.7	55.6
Total	79.8	53.8

The increase in loss ratio for the Property and Casualty Insurance segment primarily relates to unallocated loss adjustment expense reserve strengthening during the third quarter of 2016.  The higher Reinsurance segment loss ratio reflects higher than expected professional liability assumed losses reported as well as additional reserve strengthening.

Other operating expenses, for the third quarter of 2016, increased $0.5 million, or 2.4%, from the third quarter of 2015.  The ratio of consolidated other operating expenses to operating revenue was 29.3% during the third quarter of 2016 compared to 30.7% for the 2015 third quarter.  The lower expense ratios are reflective of higher ceding commissions from reinsurers.

The effective federal tax rate on consolidated income for the third quarter of 2016 was 29.0%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the strengthening of loss and loss expense reserves, net income decreased $3.8 million during the third quarter of 2016 as compared to the 2015 period.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

Direct and assumed premiums written during the first nine months of 2016 increased $12.4 million (4.3%), while net premiums earned increased $9.5 million (4.8%), as compared to the same period of 2015.  The Company's Property and Casualty Insurance segment reported an increase in premiums written of 7.2% and an increase in earned premiums of 9.9%, reflecting higher premiums from the Company's core fleet transportation products.  The Reinsurance segment reported a decrease in premiums written of 54.0% and a decrease in premiums earned of 48.2%, reflecting the ongoing planned withdrawal from both property and casualty reinsurance businesses.  The difference in the percentage changes for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written as well as differences in reinsurance ceding rates on the mix of business in-force.  The following table provides information regarding premiums written and earned for each segment for the nine months ended September 30 (dollars in thousands):

	Gross Premiums Written	Net Premiums Written	Net Premiums Earned
2016

Property & Casualty Insurance	$291,929	$196,659	$197,970
Reinsurance	6,191	6,105	8,900

Totals	$298,120	$202,764	$206,870

2015

Property & Casualty Insurance	$272,260	$177,091	$180,152
Reinsurance	13,467	12,949	17,188

Totals	$285,727	$190,040	$197,340

Premiums ceded to reinsurers on insurance business produced by the Property and Casualty Insurance segment averaged 32.6% of premiums written for the current year period compared to 35.0% a year earlier, with the decrease associated principally with reductions to ceded premiums of certain reinsurance treaties.

Net investment income, before tax, during the first nine months of 2016 was 20.3% higher than the first nine months of 2015 for the same reasons mentioned in the quarterly comparison.  Overall investment portfolio after-tax income increased 18.9% compared to the 2015 period, while average invested funds increased 3.1%.

Net realized investment gains for the first nine months of 2016 totaled $17.0 million and resulted primarily from $14.1 million in gains reported from direct trading activities, which included net impairment recoveries of $2.6 million, and $3.2 million in gains reported from limited partnerships.  For the same period of 2015, net realized investment gains were $0.5 million, consisting primarily of $3.2 million in gains from direct trading activities, which included net impairment write-downs of $4.3 million, substantially offset by $2.1 million in losses reported from limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first nine months of 2016 increased $24.2 million (21.3%).  The loss ratios for each segment were as follows:

	2016	2015
Property and Casualty Insurance	63.3%	58.4%
Reinsurance	143.6	50.6
Total	66.8	57.7

The year-to-date increase in loss ratio for the Property and Casualty Insurance segment primarily related to unallocated loss adjustment expense reserve strengthening during the third quarter of 2016, partially offset by more favorable current accident year loss activity in the Company's core fleet transportation products.  The higher year-to-date Reinsurance segment loss ratio reflected higher than expected professional liability assumed losses reported as well as additional reserve strengthening.

Other operating expenses for the first nine months of 2016 decreased $3.0 million, or 4.4%, from the first nine months of 2015.  The ratio of consolidated other operating expenses to operating revenue (operating revenue is defined as total revenue less realized gains (losses) on investments) was 28.1% during the 2016 period compared to 32.4% for the 2015 period.  The lower expense ratios are reflective of higher ceding commissions from reinsurers.

The effective federal tax rate on consolidated income for the first nine months of 2016 was 33.1%.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in realized gains on investments, net income increased $4.3 million as compared to the 2015 period.

Forward-Looking Information

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties include without limitation the following:  (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;  (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations;  (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission; and (iv) other risks and factors which may be beyond the control or foresight of the Company.  Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Form 10-K filed for the year ended December 31, 2015.

Concentrations of Credit Risk

The insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2016, amounts due from reinsurers on paid and unpaid losses are estimated to total approximately $238 million.  Of this total, approximately $108 million (45%) represents the Company's provision for incurred but not reported losses and loss adjustment expenses attributable to reinsurers.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk since the disclosure in our Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2016, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you also should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2015. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6 (a)  EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601 Exhibit No.

(31.1) Certification of CEO         EXHIBIT 31.1
pursuant to Section 302 of the Certification of CEO
Sarbanes-Oxley Act of 2002

(31.2) Certification of CFO         EXHIBIT 31.2
pursuant to Section 302 of the Certification of CFO
Sarbanes-Oxley Act of 2002

(32) Certification of CEO and CFO                                                                                                          EXHIBIT 32
pursuant to 18 U.S.C. 1350, as Certification of CEO
adopted pursuant to Section 906 and CFO
of the Sarbanes-Oxley Act of 2002

(101)
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    November 9, 2016 By /s/ W. Randall Birchfield
                                                                                 W. Randall Birchfield,
                                                                       Chief Executive Officer & President

Date    November 9, 2016 By /s/ William C. Vens
                                                                                                                                                                                 William C. Vens,
                                                                                                                                                                                  Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

EXHIBIT 31.1
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act

EXHIBIT 101
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.