Form 10-K
period 2016-12-31
BALDWIN & LYONS INC
filed 2017-03-06
CIK 9346

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
                              December 31, 2016
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
   (Title of class)                                                     Name of Each Exchange on which Registered
                                                                                      Class A Common Stock, No Par Value                                     The Nasdaq Stock Market, LLC
                                                                                      Class B Common Stock, No Par Value                                     The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes -___ No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes -___ No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes -  ✓     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ✓    No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer   ✓      Non-accelerated filer ____    Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes -___ No   ✓

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2016, based on the closing trade prices on that date, was approximately $254,086,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2017:
Common Stock, No Par Value:  Class A (voting)                                                       2,623,109
                                                                Class B (nonvoting)     12,481,081
                                                                                                                                               15,104,190

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. was incorporated under the laws of the State of Indiana in 1930.  Through its divisions and subsidiaries, Baldwin & Lyons, Inc. (referred to herein as "B&L") engages in marketing and underwriting property and casualty insurance, including a limited assumption of risks as a reinsurer of other companies.

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

4.	B&L Brokerage Services, Inc. (referred to herein as "BLBS"), an Indiana domiciled insurance broker licensed in all 50 states and the District of Columbia; and
5.	B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.

Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", "we", "us" and "our", as used herein, refers to Baldwin & Lyons, Inc. and all its subsidiaries unless the context clearly indicates otherwise.

As is a common practice in the property and casualty insurance industry, the Insurance Subsidiaries share (referred to as "ceding") portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota-share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss from individual accidents or groups of accidents among several reinsurers and is an integral part of the Company's business.

In 2016, the Insurance Subsidiaries serve a variety of specialty markets as described below.  Continuing operations and targeted growth will occur mainly in fleet transportation.

Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry that retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or small deductible basis and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed both by the B&L agency organization directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized independent agents.  Large fleet trucking products are marketed both by the B&L agency organization directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized independent agents.  Products for small and intermediate fleets, independent contractors, and non-trucking entities are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Company will provide specific product offerings to specialized markets through partnerships with brokers and program administrators.

The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:
-	Commercial motor vehicle liability, physical damage and general liability insurance.
-	Workers' compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors of trucking concerns.
-	Non-trucking motor vehicle liability insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine insurance consisting principally of cargo insurance.

B&L also performs a variety of additional services, primarily for the Company's insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs, including development of systems to assist customers in monitoring their accident data.  Claims handling services are also provided, primarily to clients with self-insurance programs.

Reinsurance Assumptions

In the first quarter of 2016, the Company discontinued its reinsurance assumed professional liability line of products.  These products are in run off and will continue earning premiums in 2017.  Prior to that, the Company accepted cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.  Participation in reinsurance markets fluctuated based on market conditions for these products.  In recent years, unfavorable pricing and terms available in reinsurance markets, particularly property markets, resulted in a significant decline in premium assumed by the Company.  The net reinsurance premiums earned during 2016 primarily related to professional liability coverages provided to domestic insurance companies and produced through a network of independent brokers.

Property reinsurance premium for 2015 was limited to the final runoff of United States wind and earthquake business produced through a single exclusive managing general agency partnership.    Effective July 1, 2014, this final property catastrophe exposure was not renewed and, as of June 30, 2015, no property reinsurance risk remained inforce.

Professional Liability

In the fourth quarter of 2016, the Company discontinued its professional liability line of products.  Prior to that, the Company marketed a variety of professional liability products through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.  Some professional liability policies will renew in 2017 as required by state regulations and existing policies will remain inforce through 2017.

Private Passenger Automobile Insurance

In the fourth quarter of 2015, the Company discontinued marketing private passenger automobile liability and physical damage coverages and substantially all business for this product line expired in 2016.

Property/Casualty Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred typically comprise approximately two-thirds of the Company's operating expenses.

The Company's consolidated balance sheets as of December 31, 2016 and 2015 set forth in Part II, Item 8 of this Annual Report on Form 10-K include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

The Company's reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  "Case basis" loss reserves are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, "bulk" reserves are established for (1) those losses which have occurred, but have not yet been reported to the Company ("incurred but not reported" claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim ("loss adjustment expenses").  Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs relative to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see "Loss and Loss Expense Reserves" under the caption, "Critical Accounting Policies" beginning on page 31 in Part II, Item 7, Management's Discussion and Analysis, of this Annual Report on Form 10-K.

The reserving process requires management to continuously monitor and evaluate the life cycle of claims.  Our claims range from the very routine "automobile fender bender" to the highly complex and costly claims involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided by the Company's fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions, geographic location of the claim under consideration and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

For policies inforce at December 31, 2016, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million or less.  Occasionally, limits above $10 million required by customers are placed directly by the Company with non-affiliated carriers or written by the Company but 100% reinsured with non-affiliated reinsurers.  Certain coverages, such as workers' compensation, do not have policy limits, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.  After giving effect to treaty and facultative reinsurance arrangements, the Company's maximum exposure to loss from a single occurrence for currently inforce business ranges from approximately $0.25 million to $1.3 million for the vast majority of risks insured although, for certain losses occurring within the past five policy years, maximum exposure could be as high as $2.5 million for a single occurrence.  Certain reinsurance agreements effective since June 3, 2005 include provisions for aggregate deductibles that must be exceeded before the Company can recover under the terms of the treaties.  The Company retains a higher percentage of the direct premium (and, therefore, cedes less premium to reinsurers) in consideration of these deductible provisions.

The Company is a cedent under numerous reinsurance treaties covering its varied product lines.  Treaties are typically written on an annual basis, each with its own renewal date.  However, treaty terms may occasionally be agreed to for periods beyond one year.  Treaty renewals are expected to largely continue to occur annually in the foreseeable future.  Because losses from certain of the Company's products can experience delays in being reported and can take years to settle, losses reported to the Company in the current year may be covered by a number of older reinsurance treaties with higher or lower net loss exposures than those provided by current treaty provisions.

The table on page 5 sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2016, 2015 and 2014.  That table is presented net of reinsurance recoverable to correspond with our income statement presentation.  However, a reconciliation of beginning and ending loss and LAE liability gross of reinsurance recoverable, as presented in the balance sheet, is also shown.  The table on page 11 shows the development of the estimated liability, net of reinsurance recoverable, for the ten years prior to 2016.  The table on page 12 is a summary of the re-estimated liability, before consideration of reinsurance, for the ten years prior to 2016 as well as the related re-estimated reinsurance ceded for the same periods.

	2016	2015	2014
Reserves at the beginning of the year	$301,753	$295,583	$288,088

Provision for losses and loss expenses:
Claims occurring during the current year	172,645	165,812	169,950
Claims occurring during prior years	13,836	(10,062)	(10,354)
Total incurred	186,481	155,750	159,596

Loss and loss expense payments:
Claims occurring during the current year	54,239	56,710	59,826
Claims occurring during prior years	109,228	92,870	92,275
Total paid	163,467	149,580	152,101

Reserves at the end of the year	324,767	301,753	295,583

Reinsurance recoverable on unpaid losses at the end of the year	251,563	211,843	210,519
Reserves, gross of reinsurance
recoverable, at the end of the year	$576,330	$513,596	$506,102

The reconciliation above shows that the Company's estimate of net losses on 2015 and prior accidents is approximately $13.8 million higher at December 31, 2016 than was provided in loss reserves at December 31, 2015 (referred to as a "reserve deficiency").  In the two previous calendar years, the Company had reserve savings.

The following table is a summary of the 2016 calendar year reserve deficiency by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2015	(Savings) Deficiency Recorded During 2016	% (Savings) Deficiency

2015	$109,102	$(4,183)	(3.8%)
2014	83,176	(2,186)	(2.6%)
2013	35,242	8,558	24.3%
2012	20,807	4,429	21.3%
2011	13,080	4,814	36.8%
2010 & Prior	40,346	2,404	6.0%

	$301,753	$13,836	4.6%

The (savings) deficiency recorded for the above individual loss years was derived from varied sources, as follows (dollars in thousands):

	2010 & Prior	2011	2012	2013	2014	2015

Losses and allocated loss expenses developed on cases known to exist at December 31, 2015	$1,345	$2,095	$(505)	$1,237	$(2,651)	$21,934
Losses and allocated loss expenses reported on cases unknown at December 31, 2015	17	124	484	152	4,564	9,656
Unallocated loss expenses paid	266	115	166	486	819	1,620
Change in reserves for incurred but not reported losses and allocated and unallocated loss expenses	(219)	1,122	(77)	665	(4,979)	(32,995)
Net deficiency (savings) on losses from directly-produced business	1,410	3,455	67	2,540	(2,247)	216

Deficiency (savings) reported under voluntary reinsurance assumption agreements and residual markets	994	1,359	4,362	6,018	61	(4,399)

Net deficiency (savings)	$2,404	$4,814	$4,429	$8,558	$(2,186)	$(4,183)

Loss and loss expense development deficiency (savings), presented separately by segment, were as follows for the years ended December 31 (dollars in thousands):

	2016	2015	2014

Property and casualty insurance	$5,441	$(10,289)	$(5,423)
Reinsurance	8,395	227	(4,931)
Totals	$13,836	$(10,062)	$(10,354)

Development as a percent of beginning loss and loss adjustment expense reserves deficiency (savings):
Property and casualty insurance	2.1%	(4.3%)	(2.9%)
Reinsurance	17.7%	0.4%	(6.3%)
Total	4.6%	(3.4%)	(3.6%)

In the first table above, the amounts identified as "Net deficiency (savings) on losses from directly-produced business" consist of development on cases known at December 31, 2015, losses reported which were previously unknown at December 31, 2015 (incurred but not reported), unallocated loss expense paid related to accident years 2015 and prior and changes in the reserves for incurred but not reported losses and loss expenses.  Bulk loss reserves are established to provide for potential future adverse development on cases known to the Company and for cases unknown at the reserve date.  Changes in the reserves for incurred but not reported losses and loss expenses occur based upon information received on known and newly reported cases during the current year and the effect of that development on the application of standard actuarial methods used by the Company.

Also shown in the table are amounts representing the "Deficiency (savings) reported under reinsurance assumption agreements and residual markets".  These amounts relate to the Company's participation in voluntary reinsurance policies and treaties.  The Company records its share of losses from these policies, treaties and pools based on reports from the reinsured companies and does not directly establish case reserves related to this portion of the Company's business.  The Company does, however, establish additional reserves for reinsurance losses to supplement case reserves reported by the ceding companies, when considered necessary.  Involuntary residual market premiums and losses are included in the property and casualty segment; however, claims are not administered by the Company but, rather, reserves on this business are established by the regulatory entities and, accordingly, development on these losses is largely dependent on the adequacy of loss reserving by these entities.  Historically, loss developments for involuntary assumed policies in prior accident years have been immaterial to the overall reserve position.

The property and casualty insurance segment has historically constituted the largest portion of net reserve development, as it has historically generated the majority of the Company's premium revenue.  As shown, the development from this segment ranged from a $10.3 million savings to a deficiency of $5.4 million during the past three years.  This fluctuation reflects the variability associated with higher premium volumes and, hence, the larger claims covered by the Company, as well as fluctuations in the Company's net retentions.  During 2016, the property and casualty segment was also affected by infrequent developments in the Company's workers' compensation and Public Transportation products.  The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the dynamic nature of losses associated with the fleet transportation business, as well as the timing of settlement of large claims, increases the likelihood of variability in loss developments from period to period.  As discussed elsewhere, the Company has historically experienced savings in its loss developments owing to, among other things, its long-standing policy of reserving for the ultimate value of losses quickly and realistically and a willingness to settle claims based upon a seasoned evaluation of its exposures.  While the Company's basic assumptions have remained consistent, we continue to update loss data to reflect changing trends which can be expected to result in fluctuations in loss developments over time.

The development for the reinsurance segment is heavily dependent on the establishment of case basis and incurred but not reported ("IBNR") reserves by other insurance and reinsurance companies.  However, the Company evaluates the sufficiency of such reserves and often adjusts reserves based on management's independent analysis, considering the number of different entities involved and the fact that the Company must rely on external sources of information and reserve development from these products is potentially subject to fluctuation from year to year.

Management's goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $13.8 million in net deficiency developed during 2016 represents approximately 70% of pre-tax net income before realized capital gains for 2016 but only 4.6% of December 31, 2015 net loss and LAE reserves, which is well within the acceptable range of variation for the Company's diverse and complex book of business.  The Company has maintained a consistent, conservative posture in its reserving process, which has proven to be fully adequate with no calendar year reserve deficiencies above 5% of prior year loss positions developed since 1985.  The Company constantly monitors changes in trends related to the numbers of claims incurred relative to correlative variances with premium volume, average settlement amounts, numbers of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.

As described on page 4, changes have occurred in the Company's net per accident retained exposure under reinsurance agreements in place during the periods presented in the previous table.  It is much more difficult to reserve for losses where policy limits are as high as $10 million per accident as opposed to those losses related to business which carries lower policy limits, such as private passenger automobile.  This is because there are fewer policy limit losses in the Company's historical loss database on which to project future loss developments, and the larger and more complex the loss, the greater the likelihood that litigation will become involved in the settlement process.  Consequently, the level of uncertainty in the reserving process is much greater when dealing with larger losses and will routinely result in fluctuations among accident year developments.

Ten Year Historical Development Tables:

The table on page 11 presents the development of GAAP balance sheet insurance reserves for each year-end from 2006 through 2015, as of December 31, 2016, net of all reinsurance credits.  The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including IBNR losses, to the Company.

The upper portion of the table shows the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

The "cumulative redundancy" represents the aggregate change in the estimates of each calendar year end reserve through December 31, 2016.  For example, the 2006 liability has developed a $56.0 million redundancy over ten years.  That amount has been reflected in income over those ten years, as shown on the table.  The effect on calendar year income of changes in estimates of the liability for losses and LAE during each of the past three years is shown in the table on page 5.

Historically, the Company's net loss developments have been favorable.  Reserve developments for all years ended in the period 1985 through 2011 have produced redundancies as of December 31, 2016, with only small deficiencies developing for periods from 2012 through 2014.  The $13.8 million deficiency developed through one year on the 2015 reserve position is considered infrequent for the Company.  In addition to a consistently conservative approach to reserving methods, loss reserve developments in recent years have been favorably affected by several other factors.  The most significant single factor has been the improvement in safety programs by the fleet transportation industry in general and by the Company's insureds specifically.  Statistics produced by a variety of sources show that driver quality in general and specifically as it relates to the type of transportation companies underwritten by the Company, has improved markedly in the past decade, resulting in fewer fatalities and serious accidents.  The Company's experience also shows that improved safety and hiring programs have an impact on the frequency and severity of fleet transportation accidents and, more recently, the introduction of numerous safety devices using state-of-the-art technology has reduced rear end and cross over accidents which often produce the most serious injuries.  In addition, the expanded use of telematics to precisely measure driver behavior and provide focused training and remediation is positively impacting loss experience.  Significant trucking industry and regulatory initiatives, such as CSA 2010, have provided strong motivation to trucking companies to upgrade their driver roster, increase monitoring of driver behavior and improve equipment maintenance, all resulting in fewer accidents.  Higher self-insured retentions also play a part in reduced insurance losses.  Higher retentions not only raise the excess insurance entry point but also encourage fleet transportation company management to focus even more intensely on safety programs.

The establishment of bulk reserves requires the use of historical data, where available, and generally a minimum of ten years of such data is required to provide statistically valid samples for most lines of business.  As previously mentioned, numerous factors must be considered in reviewing historical data including inflation, legislative actions, new coverages provided and trends noted in the current book of business, which are different from those present in the historical data.  Clearly, the Company's book of business in 2016 is different, both in terms of exposures provided and rates charged, from that which generated much of the ten-year historical loss data used to establish reserves in recent years.  Management has noted trends toward significantly higher settlements and jury awards associated with the more serious transportation liability claims over the past several years.  The inflationary factors affecting these claims appear to be more subjective in nature and not in line with compensatory equity.  In addition to the factors mentioned above, any savings realized in recent years upon the closing of claims, as reflected in the tables on pages 6 and 12, are attributable to the Company's experience in specializing in the long-haul trucking business for over 50 years, as well as its long-standing policy of reserving for losses realistically and a willingness to settle claims based upon a seasoned evaluation of the underlying exposures.  However, over the past several years, the Company has experienced premium growth in areas outside of fleet trucking, where the Company has less experience in handling claims.  For these products, management relies more heavily on pricing assumptions, as well as industry data, to support the reserve positions.  Management will continue to review the trends in all products and, should it appear that such trends are permanent and projectable, they will be reflected in future reserving method refinements.

The lower section of the table on page 11 shows the cumulative amount paid with respect to the previously recorded calendar year end liability as of the end of each succeeding year.  For example, as of December 31, 2016, the Company had paid $171.2 million of losses and LAE that had been incurred, but not paid, as of December 31, 2006; thus, an estimated $22.3 million (11.5%) of losses incurred through 2006 remain unpaid as of the current financial statement date ($193.5 million incurred less $171.2 million paid).  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business, whereby portions of claims, principally in workers compensation coverages, do not fully pay out for more than ten years.

Readers should note that the table on page 11 does not present accident or policy year development data, which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2009, but incurred in 2006, will be included in the cumulative development amount for each of the years ending December 31, 2006, 2007, and 2008.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented below presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2006 through December 31, 2015, as of December 31, 2016, with a reconciliation of the data to the net amounts shown in the table above.  Readers are reminded that the gross data presented below requires significantly more subjectivity in the estimation of IBNR and loss expense reserves because of the high limits provided by the Company to its fleet transportation customers, some of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The difference between loss developments before consideration of reinsurance, as presented below, and those net of reinsurance, as shown in the table above do not impact the Company's operating results as all such differences are borne by reinsurers.

Environmental Matters:

Given that the Company's principal business is insuring fleet transportation companies, on occasion claims involving a commercial automobile accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported, evaluated and fully resolved within a short period of time.

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

Very few environmental claims have historically been reported to the Company.  In addition, a review of the businesses of our past and current insureds indicates that exposure to claims of an environmental nature is limited because the vast majority of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances.  Also, the revision of the pollution exclusion in the Company's policies since 1986 has, and is expected to, further limit exposure to such claims from that point forward.

The Company does not expect to have any significant environmental claims relating to asbestos exposure.

The Company's reserves for unpaid losses and loss expenses at December 31, 2016 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for IBNR environmental losses at December 31, 2016.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

Liability for Unpaid Losses
and Loss Adjustment
Expenses	$249,495	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767

Liability Reestimated
as of:
One Year Later	228,211	227,423	222,049	194,430	208,933	280,217	283,673	277,734	285,521	315,589
Two Years Later	207,818	216,730	208,702	198,220	201,745	272,285	282,381	268,757	303,540
Three Years Later	199,503	206,445	210,562	188,110	204,243	276,525	279,685	288,862
Four Years Later	192,678	210,170	205,519	192,195	202,078	268,299	291,332
Five Years Later	198,023	208,132	208,398	187,792	198,518	275,517
Six Years Later	196,101	210,446	205,986	181,547	200,922
Seven Years Later	197,898	209,288	200,460	181,998
Eight Years Later	196,421	205,179	200,808
Nine Years Later	193,746	205,248
Ten Years Later	193,453

Cumulative Redundancy (Deficiency)	$56,042	$39,252	$30,825	$21,255	$17,707	$14,575	(2,096)	(774)	(7,957)	(13,836)

Cumulative Amount of
Liability Paid
Through:
One Year Later	$58,956	$76,970	$84,777	$74,182	$72,393	$94,003	$103,941	$92,275	$92,870	$109,228
Two Years Later	100,990	124,870	120,628	107,413	109,382	156,271	162,087	159,282	166,642
Three Years Later	127,011	145,857	142,731	125,038	133,507	193,566	205,452	166,642
Four Years Later	143,612	157,724	152,679	137,460	147,462	214,873	202,803
Five Years Later	151,662	164,877	161,834	143,461	158,172	227,359
Six Years Later	157,223	170,554	166,290	148,101	166,112
Seven Years Later	162,331	174,190	170,126	152,375
Eight Years Later	165,372	177,275	173,867
Nine Years Later	168,157	180,569
Ten Years Later	171,161

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016

Direct and Assumed:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$409,412	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596	$576,330

Liability Reestimated as of
December 31, 2016	301,115	307,148	300,055	291,037	307,486	401,670	459,296	501,374	546,935	552,805

Cumulative Redundancy (Deficiency)	108,297	71,468	89,503	67,993	37,034	19,886	(3,842)	(26,904)	(40,833)	(39,209)

Ceded:
Liability for Unpaid Losses and Loss
Adjustment Expenses	159,917	134,116	157,925	155,777	125,891	131,464	166,218	186,382	210,519	211,843	251,563

Liability Reestimated as of
December 31, 2016	107,662	101,900	99,247	109,039	106,564	126,153	167,964	212,512	243,395	237,216

Cumulative Redundancy (Deficiency)	52,255	32,216	58,678	46,738	19,327	5,311	(1,746)	(26,130)	(32,876)	(25,373)

Net:
Liability for Unpaid Losses and Loss
Adjustment Expenses	249,495	244,500	231,633	203,253	218,629	290,092	289,236	288,088	295,583	301,753	324,767

Liability Reestimated as of
December 31, 2016	193,453	205,248	200,808	181,998	200,922	275,517	291,332	288,862	303,540	315,589

Cumulative Redundancy (Deficiency)	56,042	39,252	30,825	21,255	17,707	14,575	(2,096)	(774)	(7,957)	(13,836)

Marketing

Historically, the Company has primarily focused its fleet transportation marketing efforts on large and medium trucking fleets, with its biggest market share in larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) self-insure a significant portion of their risk, and self-insurance plans are a specialty of the Company.  The indemnity contract provided to self-insured customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage, cargo and workers' compensation, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain small deductibles on each claim.  The Company's fleet transportation offerings also include public livery risks, principally large and medium- sized operators of bus fleets.  The Company's fleet transportation offerings include work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor, as well as workers' compensation coverage to employees of independent contractor fleet owners. Large fleet trucking products are marketed both by the B&L agency organization directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized independent agents.

In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units) and "medium fleet" trucking concerns (7-149 power units). Products for small and medium fleets, independent contractors, and non-trucking entities are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Company will provide specific product offerings to specialized markets through partnerships with brokers and program administrators.

In 2016, fleet transportation products generated approximately 96% of direct premiums written by the property and casualty insurance segment.

In 2016, the Company discontinued its professional liability line of products.  Prior to that, the Company marketed and underwrote a variety of professional liability products through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.

Prior to 2016, the Company had accepted reinsurance cessions and retrocessions covering property and casualty risks from selected insurers and reinsurers.  Participation in this market had varied over the years depending on the adequacy of pricing.  Effective June 30, 2015, no property reinsurance risk remained inforce.

The Company terminated the marketing of its private passenger automobile insurance products in late 2015 and substantially all inforce business for this product line expired in 2016.

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

At December 31, 2016 the financial statement value of the Company's investment portfolio was approximately $749.5 million, including $61.2 million of short-term funds classified as cash equivalents.  The adjusted cost of the portfolio was $697.1 million, with the $52.4 million difference representing pre-tax unrealized appreciation.

A comparison of the allocation of assets within the Company's investment portfolio, using adjusted cost as a basis, is as follows as of December 31:

	2016	2015

Agency collateralized mortgage obligations	0.9%	-%
Agency mortgage-backed securities	0.7	0.5
Asset-backed securities	7.1	7.7
Bank loans	1.6	0.9
Certificates of deposit	0.5	0.5
Collateralized mortgage obligations	1.4	1.6
Corporate securities	22.5	18.8
Mortgage-backed securities	3.8	4.0
Municipal obligations	20.5	18.4
Non-U.S. government obligations	4.2	4.3
U.S. government obligations	14.5	17.3
Total fixed maturities	77.7	74.0
Limited partnerships (equity basis)	12.0	12.6
Consumer	2.4	2.8
Energy	0.9	1.0
Financial	3.5	4.0
Industrial	1.0	1.6
Technology	0.6	1.0
Mutual fund	1.1	1.8
Other	0.8	1.2
Total equity securities	10.3	13.4
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 73.8% of the market value of the Company's total invested assets at December 31, 2016.  The fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $8.4 million (1.1% of total invested assets) although most individual investments, other than government obligations, are less than $750,000.  The Company's fixed maturity portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (i.e., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2016.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2016	2015
Less than one year	27.7%	28.4%
1 to 5 years	52.7	49.6
5 to 10 years	9.7	8.8
More than 10 years	9.9	13.2
	100.0%	100.0%

Average contractual life of portfolio (years)	4.5	4.6

Approximately $69.1 million of our fixed maturity investments (9.2% of our total invested assets) consists of non-rated bonds and bonds rated as less than investment grade by the National Association of Insurance Commissioners at year end.  These investments include a diversified portfolio of over 40 investments with a cost basis of approximately $68.2 million.

The market value of the consolidated fixed maturity portfolio was $2.7 million lower than cost at December 31, 2016, before income taxes, which compares to a $5.4 million unrealized loss at December 31, 2015.  The Company analyzes fixed maturity securities for other-than-temporary impairment ("OTTI") in accordance with the Financial Accounting Standards Board ("FASB") OTTI guidance.  As has been the Company's consistent policy, other-than-temporary impairment is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than six months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration of the Company's 20% threshold.  In 2016, the net effect of OTTI adjustments to fixed maturity securities was an increase to investment gains of $3.3 million before taxes.  The current net unrealized gain on fixed maturity securities consists of $4.6 million of gross unrealized gains and $7.3 million of gross unrealized losses.  The gross unrealized loss equals approximately 1.5% of the cost of all fixed maturity securities.

Equity Securities

Because of the large amount of high quality fixed maturity investments owned, relative to the Company's loss and loss expense reserves and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for long periods of time.  Equity securities comprise 16.0% of the market value of the consolidated investment portfolio at December 31, 2016, but only 9.3% of the related adjusted cost basis, as long-term holdings have appreciated significantly.  The Company's equity securities portfolio consists of over 200 separate issues with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned has a market value of $7.3 million at December 31, 2016 (1.0% of our total invested assets) although the average equity holding of an individual issuer is less than $150,000.

In general, the Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years, which accounts for the fact that the portfolio, in total, carries a net $55.0 million pre-tax unrealized gain at the current year end.  An individual equity security will be disposed of when it is determined by the Company's external investment managers or the Board of Director's - Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale although portfolio turnover has historically been very low.  Securities are not sold to meet any quarterly or annual earnings quotas but, rather, are disposed of only when market conditions dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2016 generated both gains and losses but netted to a realized gain of $23.9 million before taxes.

The net effect of other-than-temporary impairment adjustments, including recovery of prior year write downs upon sale or disposal, increased investment gains from equity securities by $3.2 million for the year before taxes.  The reclassification of unrealized losses to realized losses occurred on each individual issue where the current market value was at least 20% below original or adjusted cost, and the decline was ongoing for more than six months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment, regardless of the percentage decline.  Further, the Company takes into account any known subjective information in evaluating for impairment without consideration to the Company's 20% threshold.  Net unrealized gains on the equity security portfolio were $55.0 million before tax at December 31, 2016 compared to $65.3 million at December 31, 2015.  The current net unrealized gain consists of $56.0 million of gross unrealized gains and $1.0 million of gross unrealized losses.

Limited Partnerships

The Company invests in various limited partnerships engaged in securities trading activities, real estate development or small venture capital funding, as an alternative to direct equity investments.  The funds used for these investments are part of the Company's excess capital strategy.  At December 31, 2016, aggregate funds invested in limited partnerships was $29.8 million and the aggregate carrying value was $76.5 million, comprising 10.2% of the market value of our invested assets.

As a group, these investments experienced increases in value during 2016, with the aggregate of the Company's share of such gains reported by the limited partnerships totaling approximately $2.5 million.  On an inception-to-date basis, active limited partnerships have produced estimated income of $46.6 million.

The Company follows the equity method of accounting for its limited partnership investments and, accordingly, records the total change in value as a component of net gains or losses on investments.  Readers are cautioned that reported increases in equity value can be subsequently reduced or eliminated quickly by volatile market conditions.  In addition, a significant minority of the investments included in the limited partnerships do not have readily ascertainable fair market values and, accordingly, values assigned by the general partners may not be realizable upon the sale or disposal of the related assets, which may not occur for several years.  Limited partnerships also are highly illiquid investments, and the Company's ability to withdraw funds is generally subject to significant restrictions.

Investment Yields

Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company's fixed maturity investments are maintained, continued at historically low levels during 2016.  Pre-tax net investment income increased $2.0 million, or 16%, and after tax income increased $1.4 million, or 15%, during 2016 reflecting a larger concentration in high-yield bonds and higher average invested assets from continuing positive cash flow from operations.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:
	2016	2015
Before federal tax:
Investment income	2.9%	2.5%
Investment income plus investment gains	6.8	2.3

After federal tax:
Investment income	2.2	1.8
Investment income plus investment gains	6.1	1.7

See also Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K for additional details of our investment operations.

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

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company's ability to generate historical levels of income from its insurance operations.  The Company is obligated to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has continuously maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business, thus having a detrimental effect on the Company.  Also, the ability of the Company's Insurance Subsidiaries to modify insurance rates is heavily regulated for significant portions of the Company's business, and such rate increases are often denied or delayed for substantial periods by regulators.

Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners, which are designed to provide protection for both policyholders and shareholders.  The statutory capital of each of the Insurance Subsidiaries substantially exceeds minimum risk- based capital requirements set by the National Association of Insurance Commissioners.  State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital ("RBC") requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2016, the minimum statutory capital and surplus requirements of the insurance subsidiaries was $85,842.  Actual consolidated statutory capital and surplus at December 31, 2016 exceeded this requirement by $313,473.

Employees

As of December 31, 2016, the Company had 455 employees, an increase of 17 employees from the prior year end.

Revenue Concentration

The Company derives a significant percentage of its direct premium volume from certain FedEx subsidiaries and operating companies ("FedEx"), and from property and casualty insurance coverage provided to FedEx's contracted service providers.  FedEx represented approximately $18.3 million, $17.8 million and $19.0 million of the Company's consolidated gross premiums written in 2016, 2015 and 2014, respectively.  An additional $202.2 million, $209.4 million and $197.8 million in 2016, 2015 and 2014, respectively, was placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx but this additional business was not dependent upon the Company's direct business with FedEx.

Competition

Insurance underwriting is highly competitive.  The Insurance Subsidiaries compete with other stock and mutual companies and inter-insurance exchanges (reciprocals).  There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by the Insurance Subsidiaries.  Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have significantly greater financial resources than the Company.  In many cases, competitors are willing to provide coverage for rates lower than those charged by the Insurance Subsidiaries.  Many potential clients self-insure workers' compensation and other risks for which the Company offers coverage, and some have organized "captive" insurance companies as subsidiaries through which they insure their own operations.  Some states have workers' compensation funds that preclude private companies from writing this business in those states.  Federal law also authorizes the creation of "Risk Retention Groups," which may write insurance coverages similar to those offered by the Company.

The Company believes it has a competitive advantage in its major lines of business as the result of its management and staff, its service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to management, its extensive proprietary databases and the use of technology with respect to its insureds and independent agent force.  However, the Company is not "top-line" oriented and will readily sacrifice premium volume during periods of unrealistic rate competition.  Accordingly, should competitors determine to "buy" market share with unprofitable rates, the Company's Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

Availability of Documents

The Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The Company's Internet website is www.baldwinandlyons.com. The Company has included its Internet website address throughout this Annual Report on Form 10-K as textual reference only. The information contained on, or accessible through, the Company's Internet website is not incorporated into this Annual Report on Form 10-K.

The Company makes available, free of charge, by mail or through its Internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with or furnishes it to the SEC. The Company also includes on its Internet website its Code of Business Conduct and the charter of each standing committee of its Board of Directors. In addition, the Company intends to disclose on its Internet website any amendments to, or waivers from, its Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq Stock Market, LLC ("Nasdaq").

Shareholders may obtain, without charge, a copy of this Annual Report on Form 10-K, including the consolidated financial statements and schedules thereto, without the accompanying exhibits, upon written request to Baldwin & Lyons, Inc., 111 Congressional Boulevard, Carmel, Indiana 46032, Attention:  Investor Relations. A list of exhibits is included in this Annual Report on Form 10-K, and exhibits are available from the Company upon payment to the Company of the cost of furnishing the exhibits.

Financial Information about Segments and Geographic Areas:

Reference is made to Note J of the consolidated financial statements, which provides financial information concerning our segments in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 1A.  RISK FACTORS

The following is a description of the risk factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.  Such factors may have a material adverse effect on the Company's business, financial condition and results of operations, and you should carefully consider them before deciding to invest in, or retain, shares of the Company's common stock.  These risk factors do not identify all risks that the Company faces; its operations could also be affected by factors that are not presently known to the Company or that the Company currently considers to be immaterial to its operations. Due to risks and uncertainties, known and unknown, the Company's past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We compete with a large number of companies in the insurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without the appropriate regard for ultimate profitability. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.

Insurance underwriting is highly competitive.  We compete with other stock and mutual companies and inter-insurance exchanges (reciprocals).  There are numerous insurance companies offering the lines of insurance which are currently written or may in the future be written by us.  Many of these companies have been in business for longer periods of time, have significantly larger volumes of business, offer more diversified lines of insurance coverage and have significantly greater financial resources than us.  In many cases, competitors are willing to provide coverage for rates lower than those charged by us.  Many potential clients self-insure workers' compensation and other risks for which we offer coverage, and some have organized "captive" insurance companies as subsidiaries through which they insure their own operations.  Some states have workers' compensation funds that preclude private companies from writing this business in those states.  Federal law also authorizes the creation of "Risk Retention Groups," which may write insurance coverages similar to those offered by us.

We may incur increased costs in competing for underwriting revenues. If we are unable to compete effectively in the markets in which we operate or to expand our operations into new markets, our underwriting revenues may decline, as well as our overall business results.

New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

Changes in laws and regulations governing the insurance industry could have a negative impact on our ability to generate income from our insurance operations.

One or more of our Insurance Subsidiaries are regulated and licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  We are obligated to comply with numerous complex and varied governmental regulations in order to maintain our authority to write insurance business.  Failure to maintain compliance could result in governmental regulators preventing us from writing new business, which would have a material adverse impact on us, our results of operations and our financial condition.  Further, the ability for our Insurance Subsidiaries to adjust insurance rates is regulated for significant portions of our business and needed rate adjustments can be denied or delayed for substantial periods by regulators.

A material decline in our financial strength rating could adversely affect our position in the insurance market and cause a significant reduction in our premiums and earnings.

Our main insurance subsidiary, Protective, currently has a financial strength rating of "A+" (Superior) by A.M. Best.    Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from "A++" (Superior) to "F" (In Liquidation).  The objective of A.M. Best's rating system is to provide potential policyholders and other interested parties with an expert independent opinion of an insurer's financial strength and ability to meet ongoing obligations, including paying claims.  This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.  A downgrade in rating could result in a loss of a number of insurance contracts we write and in a substantial loss of business to other competitors, which would have a material adverse effect on our results of operations.

We have two classes of common stock with unequal voting rights and are effectively controlled by our principal shareholders and management, which limits other shareholders' ability to influence our operations.

Our executive officers, directors and principal shareholders and their affiliates control approximately 57% of the outstanding shares of voting Class A common stock and approximately 26% of the outstanding shares of non-voting Class B common stock.  These parties effectively control us, direct our affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these shareholders may conflict with those of other shareholders, and this concentration of voting power may limit marketability of our stock and has the potential to delay, defer or prevent a change in control.

We are subject to credit risk relating to our ability to recover amounts due from reinsurers.

We limit our risk of loss from policies of insurance issued by our Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve us of our responsibility to policyholders should the reinsurers be unable to meet their obligations to us under the terms of the underlying reinsurance agreements.  While we have not experienced any significant reinsurance losses for over 25 years, a small number of our less significant historical reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies, and provisions for potential uncollectible balances from these reinsurers have been established.  If we are unable to collect the amounts due to us from reinsurers, any unreserved credit losses could adversely affect our results of operations, equity, business and insurer financial strength.

We may incur additional losses if our loss reserves are inadequate.

A large portion of our provision for losses recorded is composed of estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Loss and loss expense reserves represent our best estimate at a given point in time but are not an exact calculation of ultimate liability.  Rather, they are complex estimates derived by utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement.  Many of these uncertainties are not precisely quantifiable and require significant judgment on our part.  As trends in underlying claims develop, particularly in so-called "long tail" lines where the adjudication of claims can take many years, management is sometimes required to revise reserves.  This results in a charge to our earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made.  These charges can be substantial and can potentially have a material impact, either positively or negatively, on results of operations and shareholders' equity.

The loss of our major customer could severely impact our revenue and earnings potential and A.M. Best rating.

We derive a significant percentage of our direct premium volume from certain FedEx subsidiaries and related entities, and from insurance coverage provided to FedEx's contracted service providers.  The loss of this major customer could materially adversely impact our revenue and earnings potential, as well as our A.M. Best rating.

Our collateral held may prove to be insufficient.

We require collateral from our insureds covering the insureds' obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should we, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx utilizes significant self-insured retentions and deductibles under policies of insurance provided by us.  In the case of FedEx, we have determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should we become responsible for this customer's entire self-insured retention and deductible obligations, the collateral held would be insufficient, and we would sustain a significant operating loss.

A material drop in interest rates could have an adverse impact on our earnings and, potentially, our financial position.

Our income from these investments could be materially reduced, and reduce our results of operations, equity, business and insurer financial strength.  The functioning of the fixed income markets, the values of the investments we hold and our ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in our portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact our ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations, or the onset of deflation or stagflation.

Our investment portfolio is subject to market and credit risks, which could affect our financial results and ability to conduct business

We have a large portfolio of securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions.  A decline in the aggregate value of the securities and limited partnership investments would result in a commensurate decline in our shareholders' equity, either through the income statement or directly to equity.  The resultant decline could, at least temporarily, materially adversely affect our results of operations, equity, business and insurer financial strength ratings.

Technological advances, including those specific to the transportation industry, could present us with added competitive risks.

An increase in accident prevention technologies and the growth of autonomous or partially autonomous vehicles could reduce the amount of accidents over time and shift the liability from the owner of the vehicle to the manufacturer, which would cause automobile insurance to become a smaller portion of our overall property and casualty insurance book of business.  Innovations in telematics and the increase in usage-based information have become more important and will likely change the way premiums are determined in the future.  These advances in technology could materially change the way products in the transportation industry are designed, priced and underwritten, and it will take time for us to adjust to these changes.

Our information technology systems and other operational systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.

We rely upon our information technology systems and other operational systems and on the integrity and timeliness of our data to run our businesses and service our customers.  These information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other cyber security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in theft of intellectual property or proprietary information.  A failure to maintain proper security, confidentiality or privacy of sensitive data residing on such systems could delay or disrupt our ability to do business and service customers, harm our reputation, subject us to litigation, regulatory fines, a loss of customers and revenues or otherwise adversely affect our business.

Our operations rely upon complex and expensive information technology systems for interacting with policyholders, brokers and employers.  The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards.  Our success may be impacted if we are not able to develop and expand the effectiveness of existing systems and to continue to enhance information systems that support our operations in a cost effective manner.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively.  The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other historical financial statement line items that are important to users of our financial statements.  Changes could also introduce significant volatility in our results of operations, equity, business and insurer financial strength.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain qualified executive officers, experienced underwriters, claims professionals and other skilled employees who are knowledgeable about our specialty lines of business. If we are unable to attract and retain such individuals, we may be unable to maintain our current competitive position in the specialty markets in which we operate and may be unable to expand our operations into new specialty markets.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana, approximately 14 miles from downtown Indianapolis.  The home office building contains a total of 181,000 usable square feet, and the Company currently occupies approximately 72% of this space, with the remainder being leased to non-affiliated entities on short-term leases expiring in 2017 through 2023.

The Company also owns a building and the adjacent real estate in Indianapolis, approximately nine miles from its main office in Carmel.  The building contains approximately 15,000 square feet of usable space, and is used primarily for off-site data storage and as a contingent back up and disaster recovery site.

The Company's entire operations are conducted from these two facilities.  The current facilities are expected to be adequate for the Company's operations for the foreseeable future.

Item 3.  LEGAL PROCEEDINGS

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's Class A and Class B common stocks are traded on Nasdaq under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges, except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of December 31, 2016 there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2016 and 2015, as reported by Nasdaq and published in the financial press, as well as the cash dividends paid by the Company.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2016:
Fourth Quarter	$26.10	$23.21	$27.70	$23.45	$.26
Third Quarter	26.50	23.04	27.25	24.43	.26
Second Quarter	24.90	22.50	25.28	23.33	.26
First Quarter	24.02	22.00	25.10	22.11	.26

2015:
Fourth Quarter	24.89	22.43	24.99	21.27	.25
Third Quarter	24.40	21.04	23.69	21.85	.25
Second Quarter	24.40	22.50	24.36	22.02	.25
First Quarter	27.63	22.57	25.80	23.00	.25

The Company has paid quarterly cash dividends continuously since 1974.  The current regular quarterly dividend rate was increased to $.26 per share, effective February 2016 and was increased to $.27 per share, effective February 2017.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At December 31, 2016, $85.8 million, or 21% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material dividend payment concerns for the Company.  The Board intends to address the subject of dividends at each of its future meetings and will consider the Company's earnings, returns on investments and its capital needs.

Corporate Performance

The following graph shows a five year comparison of cumulative total return for the Company's Class B common shares, the Nasdaq Insurance Stock Index, the Russell 2000 Index and the Company's peer group as determined by management.  The basis of comparison is a $100 investment at December 31, 2011, in each of (i) Baldwin & Lyons, Inc., (ii) Nasdaq Insurance Stocks, (iii) the Russell 2000 Index and (iv) the BWINB Peer Group.  All dividends are assumed to be reinvested.

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Baldwin & Lyons, Inc.	100.00	114.53	136.59	134.10	130.46	142.57
NASDAQ Insurance Index	100.00	116.83	153.22	169.39	184.16	216.67
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
BWINB Peer Group	100.00	123.59	183.80	202.39	217.16	265.37

Baldwin & Lyons, Inc. Peer Group

Amerisafe, Inc.	Heritage Insurance Holdings, Inc.
Atlas Financial Holdings, Inc.	James River Group Holdings, Ltd.
Donegal Group Inc.	NMI Holdings, Inc.
EMC Insurance Group Inc.	National Interstate Insurance Company
Employers Holdings, Inc.	Safety Insurance Group, Inc.
Federated National Holding Company	United Insurance Holdings Corp.
HCI Group, Inc.	Universal Insurance Holdings, Inc.
Hallmark Financial Services, Inc.

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2016.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included in Part II, Item 8 "Financial Statements and Supplementary Data", and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)

Gross premiums written	$403,004	$383,553	$382,388	$369,476	$341,286

Net premiums earned	276,011	263,335	261,627	252,743	237,461

Net investment income	14,483	12,498	9,055	8,770	9,930

Net realized gains (losses) on investments	23,228	(1,261)	14,930	23,515	9,011

Losses and loss expenses incurred	186,481	155,750	159,596	150,701	138,088

Net income	28,945	23,283	29,717	36,588	31,919

Earnings per share -- net income [1]	1.92	1.55	1.98	2.45	2.15

Cash dividends per share	1.04	1.00	1.00	1.00	1.00

Investment portfolio [2]	749,501	729,877	757,421	703,259	681,856

Total assets	1,154,137	1,085,771	1,144,247	1,072,270	983,024

Shareholders' equity	404,345	394,498	399,496	381,724	346,712

Book value per share [1]	26.81	26.25	26.67	25.57	23.25

Underwriting ratios [3]

Losses and loss expenses	67.6%	59.2%	61.0%	59.6%	58.1%

Underwriting expenses	30.9%	32.2%	32.0%	32.4%	30.8%

Combined	98.5%	91.4%	93.0%	92.0%	88.9%

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary sources of the Company's liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.  The Company generally experiences positive cash flow from operations resulting from the fact that premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Insurance Subsidiaries, other than loss and loss expense payments, generally average less than 33% of net premiums earned on a consolidated basis, and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided.  Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  During 2016, cash flow from operations totaled $32.4 million compared to the $38.2 million total for 2015.  The decrease in operating cash flow resulted mainly from increased loss and loss adjustment expenses in 2016.  During 2015, the $38.2 million cash flow from operations compared to $30.2 million during 2014, an increase that resulted from decreased loss, LAE and other operating expense payments as well as higher premium volume in 2015.

As a result of the cash flow from operations noted above, net cash used in investing activities totaled $27.4 million and $12.8 million for the years ended December 31, 2016 and 2015, respectively.

Financing activity for 2016 and 2015 consisted solely of regular cash dividend payments to shareholders of $15.8 million ($1.04 per share) and $15.0 million ($1.00 per share), respectively.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's fixed maturity and short-term investment portfolio decreased slightly to 4.5 years during 2016. The average duration of the Company's fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of the Company's liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners, which are designed to provide protection for both policyholders and shareholders.

The Company's assets at December 31, 2016 included $61.2 million in short-term and cash equivalent investments that are readily convertible to cash without market penalty and an additional $98.6 million of fixed maturity investments (at par) maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company's reinsurance program is structured to avoid significant cash outlays that accompany large losses.

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of both December 31, 2016 and December 31, 2015.  At December 31, 2016, the effective interest rate was 1.86%.  The Company had $20.0 million remaining unused under the line of credit at December 31, 2016.  The Company's revolving line of credit has three financial covenants, each of which were met as of December 31, 2016.  The three financial covenants relate to a minimum GAAP net worth, a minimum Statutory surplus and a minimum A.M. Best rating.

Net premiums written by the Company's Insurance Subsidiaries for 2016 equaled approximately 68% of the combined statutory surplus of these subsidiaries, a level consistent with the past several years.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Insurance Subsidiaries substantially exceeds minimum risk based capital requirements set by the National Association of Insurance Commissioners.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2016, $85.8 million, or 21% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material liquidity concerns for the Company.  The financial strength and stability of the Insurance Subsidiaries permit access by the parent company to short-term and long-term sources of credit when needed.

Results of Operations

2016 Compared to 2015

Premiums written by the Property and Casualty Insurance segment for 2016 totaled $395.6 million, an increase of $29.0 million (8%) from 2015.  This increase was attributable to a $32.3 million (9%) increase in premiums generated by fleet transportation products resulting from the addition of several new accounts during 2016, rate increases and increased revenue and miles driven by our insureds, which is immediately reflected in premium.  This increase was partially offset by decreases of $0.5 million and $8.5 million in premiums generated by primary professional liability and personal automobile, respectively, reflecting the Company's strategic initiatives of reducing exposures in these products.  Premiums ceded to reinsurers on Property and Casualty Insurance segment business averaged 33.2% of gross written premiums for 2016, compared to 35.0% for 2015, with the variation attributable to a fluctuation in the mix of business as well as reinsurance treaty placement changes.

Premiums written by the Reinsurance segment totaled $7.4 million during 2016, a decrease of $9.5 million (56%) from 2015.  Premiums generated by property reinsurance products decreased $2.2 million (91%), reflective of management's decision to completely withdraw from the property catastrophe market.  As of June 30, 2015, all exposure to catastrophic losses had expired.  Further contributing to the Reinsurance segment premium written decrease was a $7.3 million (51%) decline in the Company's book of professional liability reinsurance assumed, reflective of the Company's decision not to renew certain business in response to deteriorating rates and treaty terms.

After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $276.0 million for 2016 compared to $263.3 million for 2015, an increase of 4.8%.  The net premium earned increase reflected a 12.5% increase in premium earned from the fleet transportation products mentioned above, partially offset by decreased premium written from primary professional liability and personal automobile products and in the Reinsurance segment.

Pre-tax investment income of $14.5 million during 2016 was 16% higher than 2015, reflecting an increased allocation to higher-yielding bonds and increases in average invested assets.  After tax investment income increased by 15% during 2016 compared to the prior year reflecting the mix between taxable and tax-exempt investment income.

Net gains on investments, before taxes, totaled $23.2 million in 2016 compared to net pre-tax losses on investments of $1.3 million during 2015.  The 2016 results were heavily influenced by direct trading results, with gains of $13.3 million in 2016 compared to direct trading gains of $4.5 million in 2015.  In addition, our investments in limited partnerships produced gains of $2.5 million in 2016, compared to losses of $1.7 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company's share of gains and losses in these entities represented a 3.3% appreciation in value for 2016, compared to a 2% decrease in value for 2015.  During 2016, our investments in limited partnerships produced $2.5 million in net realized gains.  Other-than-temporary impairments of $5.7 million, netted with losses of $12.3 million on previously impaired available-for-sale securities that were sold in 2016, are included in the net gains stated above.

Losses and loss expenses incurred during 2016 increased $30.7 million (19.7%) from 2015 to $186.5 million, due primarily to prior accident year development and growth.  The 2016 consolidated loss and loss expense ratio was 67.6%, compared to 59.2% for 2015.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2016	2015
Fleet transportation	63.4%	55.7%
All other	95.5	96.4
All lines	67.6	59.2

The higher loss ratio for fleet transportation during 2016 was the result of less favorable developments related to prior accident year losses.  The prior year reserve deficiency in 2016 increased the 2016 calendar year fleet transportation loss ratio by 5.0 percentage points compared to a 4.3 percentage point decrease experienced in 2015 due to the prior year reserve savings in 2015.

The Company produced an overall reserve deficiency on prior year claims during 2016 of $13.8 million.  This net deficiency is included in the computation of loss ratios shown in the previous table, as is the $10.1 million savings produced during 2015 on prior year claims.  Separated by segment, a $5.4 million net deficiency attributable to the property and casualty insurance segment during 2016 was primarily attributable to the Company's Fleet Transportation business, a described in the previous paragraph.  An $8.4 million deficiency attributable to the reinsurance segment in 2016 was related primarily to professional liability assumed losses.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2016, before credits for ceding allowances from reinsurers, increased $3.4 million (3%) to $123.0 million, generally in line with increases in property and casualty insurance segment premium written.  This increase was due primarily to an increase in salary and salary related expenses, reflective of the Company's increased workforce in response to the continued expansion of the Company's products and services.   Reinsurance ceded credits were 16% higher in 2016, resulting primarily from favorable changes to the terms of certain reinsurance treaties.  After consideration of these expense offsets, operating expenses decreased $1.1 million, or 1%, from the prior year.

A portion of the Company's fleet transportation business is produced by the direct sales efforts of Baldwin & Lyons, Inc. employees and, accordingly, this business does not incur commission expense on a consolidated basis.  Rather, the expenses of the agency operations, including salaries and bonuses of salesmen, travel expenses, etc. are included in operating expenses.  The ratio of net operating expenses of the Insurance Subsidiaries to net premiums earned was 30.9% in 2016 and 32.2% in 2015.  Including the agency operations and corporate expenses, and after elimination of inter-company commissions, the ratio of operating expenses to operating revenue (defined as total revenue less gains or losses on investments) was 30.2% for 2016 compared with 32.2% for 2015.

The effective federal tax rate on the consolidated pre-tax income for 2016 was 32.8% as compared to 31.4% in 2015.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2016 of $28.9 million compares to net income of $23.3 million during 2015 with the increase primarily attributable to realized investment gains.  Diluted earnings per share of $1.92 were recorded in 2016 compared to diluted earnings per share of $1.55 in 2015.

2015 Compared to 2014

Premiums written by the Property and Casualty Insurance segment for 2015 totaled $366.7 million, an increase of $23.5 million (7%) from 2014.  This increase was attributable to a $30.1 million (10%) increase in premiums generated by fleet transportation products resulting from the addition of several new accounts during 2015, rate increases, and increased revenue and miles driven by our insureds, which is immediately reflected in premium.  This increase was partially offset by decreases of $4.7 million and $4.1 million in premiums generated by primary professional liability and personal automobile, respectively, reflecting the Company's strategic initiatives of reducing exposures in these products.  Premiums ceded to reinsurers on Property and Casualty Insurance segment business averaged 35.0% of gross written premium for 2015, compared to 34.7% for 2014, with the small variation attributable to a fluctuation in the mix of business as well reinsurance treaty placement changes.

Premiums written by the Reinsurance segment totaled $16.9 million during 2015, a decrease of $22.3 million (57%) from 2014.  Premiums generated by property reinsurance products decreased $13.4 million (85%), reflective of management's decision to completely withdraw from the property catastrophe market.  As of June 30, 2015, all exposure to catastrophic losses had expired.  Further contributing to the Reinsurance segment premium written decrease was an $8.9 million (38%) decline in the Company's book of professional liability reinsurance assumed, reflective of the Company's decision not to renew certain business in 2015 in response to deteriorating rates and treaty terms.

After giving effect to changes in unearned premiums, consolidated net premiums earned totaled $263.3 million for 2015 compared to $261.6 million for 2014, an increase of 0.7%.  The small net premium earned increase reflected a 10.3% increase in premium earned from the fleet transportation products mentioned above, partially offset by decreased premium written from primary professional liability and personal automobile products and in the Reinsurance segment.

Pre-tax investment income of $12.5 million during 2015 was 38% higher than 2014, reflecting an increased allocation to high-yield bonds and increases in average invested assets.  After tax investment income increased by 32% during 2015 compared to the prior year, reflecting the mix between taxable and tax-exempt investment income.

Net pre-tax losses on investments, before taxes, totaled $1.3 million in 2015 compared to net pre-tax gains on investments of $14.9 million during 2014.  The 2015 results were heavily influenced by direct trading results, with gains of $4.5 million in 2015 compared to direct trading gains of $7.9 million in 2014.  In addition, our investments in limited partnerships produced losses of $1.7 million in 2015 compared to gains of $7.1 million during the prior year.  Limited partnership ventures utilized by the Company are primarily engaged in the trading of public and private securities, including foreign securities and, to a lesser extent, small venture capital activities and real estate development.  The aggregate of the Company's share of gains and losses in these entities represented a 2% decrease in value for 2015 compared to a 10% appreciation in value for 2014.  During 2015, our investments in limited partnerships produced $1.7 million in net realized losses.  Other-than-temporary impairments of $7.7 million, netted with losses of $4.4 million on previously impaired available-for-sale securities that were sold in 2015, are included in the net losses stated above.

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

The lower loss ratio for Fleet Transportation during 2015 was the result of more favorable frequency and severity related to then-current accident year losses.  Prior year reserve savings lowered the 2015 calendar year Fleet Transportation loss ratio by 4.3 percentage points compared to a 4.4 percentage point decrease experienced in 2014.

The Company produced an overall savings on the handling of prior year claims during 2015 of $10.1 million.  This net savings is included in the computation of loss ratios shown in the previous table, as is the $10.4 million savings produced during 2014 on prior year claims.  Separated by segment, a $10.3 million net savings attributable to the property and casualty insurance segment during 2015 was primarily attributable to the Company's Fleet Transportation business, a described in the previous paragraph.  A $0.2 million deficiency attributable to the reinsurance segment in 2015 was related primarily to professional liability assumed losses.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  As claims are settled in years subsequent to their occurrence, the Company's claim handling process has, historically, tended to produce savings from the reserves provided.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2015, before credits for ceding allowances from reinsurers, increased $7.7 million (7%) to $119.5 million, generally in line with increases in Property and Casualty Insurance segment premium written.  This increase was due primarily to (1) an increase in salary and salary-related expenses, reflective of the Company's increased workforce in response to the expansion of the Company's products and services, (2) a non-recurring recovery during 2014 of a substantial previously written off reinsurance recovery and (3) increased commissions related to business produced by non-affiliated agents and brokers.  Reinsurance ceded credits were 22% higher in 2015, resulting primarily from favorable changes to the terms of certain reinsurance treaties.  After consideration of these expense offsets, operating expenses increased $2.5 million, or 3%, from the prior year.

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

The effective federal tax rate on the consolidated pre-tax income for 2015 was 31.4%, as compared to 33.1% in 2014.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2015 of $23.3 million compared to net income of $29.7 million during 2014, with the decline attributable to realized investment losses.  Diluted earnings per share of $1.55 were recorded in 2015 compared to diluted earnings per share of $1.98 in 2014.

Critical Accounting Policies

The Company's significant accounting policies which are material and/or subject to significant degrees of judgment are highlighted below.

Investment Valuation

All marketable securities are included in the Company's balance sheets at current fair market value.

Approximately 65% of the Company's assets are composed of investments at December 31, 2016.  Approximately 90% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 10% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in the trading of public and non-public equity securities and debt, hedging transactions, real estate development and venture capital investment.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publically traded have been valued by the respective partnerships using their experience and judgment.

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

It is important to note that all available for sale securities included in the Company's financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders' equity (temporary decline).  Another seemingly inconsistent aspect of this accounting policy which is important to understand is that any subsequent recoveries in value of investments which have incurred other-than-temporary impairment adjustments are accounted for as unrealized gains (with credits to equity but not reflected in the income statement) until the security is actually disposed of or sold.  At December 31, 2016, unrealized gains included $2.1 million of appreciation on investments previously adjusted for other-than-temporary impairment, compared to a cumulative total of $4.0 million of impairment write-downs at that date.  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors which relate to an industry, in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2016, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2016, the total gross unrealized loss included in the Company's investment portfolio was approximately $8.2 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2016, there would have been no impact on total shareholders' equity or book value since the decline in value of these securities was previously recognized as a reduction to shareholders' equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2016	2015	2014
Reinsurance recoverable	$255,024	$215,888	$220,221
Premium ceded (reduction to premium earned)	130,012	133,548	119,248
Losses ceded (reduction to losses incurred)	108,656	75,581	105,891
Commissions from reinsurers (reduction to operating expenses)	33,512	28,956	23,797

A discussion of the Company's reinsurance strategies is presented in Part I, Item 1, Business, on page 3 of this Annual Report on Form 10-K.

Amounts recoverable under the terms of reinsurance contracts comprised approximately 22% of total Company assets as of December 31, 2016.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share"), while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by certain of the Company's insurance policies for fleet transportation liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the gross underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This may be even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible to satisfy the reinsurer's portion of the loss.  The financial condition of each of the Company's reinsurers is vetted upon the execution of a given treaty and only reinsurers with superior credit ratings are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made frequently and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves

The Company's loss and loss expense reserves for each segment are shown in the following table on both a gross (before consideration of reinsurance) and on a net of reinsurance basis at December 31, 2016 and 2015 (dollars in thousands).

	Gross		Net
Line of Business (Segment)	2016	2015	2016	2015

Property and casualty insurance	$531,008	$464,305	$280,899	$254,299
Reinsurance	45,322	49,291	43,868	47,454

	$576,330	$513,596	$324,767	$301,753

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  The Company's claims range from the very routine "fender benders" to the highly complex and costly third party bodily injury claim involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company's policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  Note C to the consolidated financial statements includes additional information relating to loss and loss adjustment expense reserve development.

The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting periods.

A detailed analysis and discussion for each of the above basic reserve categories follows.

Reserves for known losses (Case reserves)

Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a "case" reserve, appropriate for the individual loss occurrence, is established.  For very routine "short-tail" claims, such as physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends.  As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim.  For more complex claims which can tend toward being "long-tail" in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established.  Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards, in addition to the factual information, to determine the value of each claim.  Each claim is frequently monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

Reserves for IBNR losses

The Company uses both standard actuarial techniques common to most insurance companies as well as proprietary techniques developed by the Company in consideration of its specialty business products.  For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods.  The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposures for its short-tail lines.  A minimum of 12 running accident quarters is used to project the reserve necessary for IBNR losses for its short-tail lines.

The Company also uses the loss development factor approach for its long-tail lines of business.  A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for IBNR losses.  A minimum of 20 accident years is used for long-tail workers' compensation reserve projections.  Significant emphasis is placed on the use of tail factors for the Company's long-tail lines of business.

For the Company's fleet transportation risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's extensive, proprietary databases to arrive at the reserve for losses IBNR for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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

The reserving process requires management to continuously monitor and evaluate the life cycle of claims based on the class of business and the nature of the individual losses.  As previously noted, our claims vary widely in scope and complexity.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in certain of the Company's fleet transportation liability policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimations, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.

Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions

Management is aware of the potential for variation from the reserves established at any particular point in time.  Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios.  The Company's reserve selections are developed to be a "best estimate" of unpaid losses at a point in time and, due to the unique nature of our exposures, particularly in the large fleet transportation excess product, ranges of reserve estimates are not established during the reserving process.  However, basic assumptions that could potentially impact future volatility of our valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

•	Consistency in the individual case reserving processes
•	The selection of loss development factors in the establishment of bulk reserves for incurred but not reported losses and loss expenses
•	Projected future loss trend
•
Expected loss ratios for the current book of business, particularly the Company's fleet transportation products, where the number of accounts insured, selected self-insured retentions, policy limits and reinsurance structures may vary widely from period to period

Under reasonably possible scenarios, it is conceivable that the Company's selected loss estimates could be 10% or more redundant or deficient.  The majority of the Company's reserves for losses and loss expenses, on a net of reinsurance basis, relate to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's fleet transportation products for policies subject to certain major reinsurance treaties.  The following table presents the approximate impacts on gross and net loss reserves of both a hypothetical 10 percentage point and a hypothetical 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2016 for the prior six treaty periods, covering exposures earned on policies written between July 3, 2011 and December 31, 2016.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur.

The variation in impact from loss ratio increases and decreases is attributable to minimum and maximum premium rate factors included in the various reinsurance contracts.  In between the minimum and maximum ceded premium provisions within the treaty terms, net premiums earned can be increased or decreased based on a change in loss expectation.  The total impact to profitability in the same scenarios is shown below ($ in millions):

	10% Loss Ratio Increase	10% Loss Ratio Decrease	20% Loss Ratio Increase	20% Loss Ratio Decrease
Gross Reserves	$43.4	$(32.0)	$86.8	$(49.7)
Net Reserves	$11.8	$(8.4)	$23.6	$(12.8)

Net premiums earned	$(22.0)	$23.3	$(32.3)	$40.8
Total Net Underwriting Income (Loss)	$(33.8)	$31.7	$(55.9)	$53.6

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax is based on items of income and expense that are reported in different years in the financial statements and tax returns and are measured at the tax rate in effect in the year the difference originated.  Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2016	2015
Total deferred tax liabilities	$(24,969)	$(27,833)
Total deferred tax assets	13,557	16,635
Net deferred tax liabilities	$(11,412)	$(11,198)

Deferred tax assets at December 31, 2016 include approximately $9.5 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relate to policy liability discounts required by the Internal Revenue Code which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $0.9 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $1.3 and $0.5 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2016.

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

Forward-Looking Information

Any forward-looking statements in this report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties include without limitation the following:  (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;  (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations; (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission including in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K; and (iv) other risks and factors which may be beyond the control or foresight of the Company.  Readers of this report are cautioned not to place undue reliance on these forward-looking statements.  While the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate.  The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Inflation

To the extent possible, the Company attempts to recover the impact of inflation on loss costs and operating expenses by increasing the premiums it charges.  Within the fleet transportation business, a majority of the Company's accounts are charged as a percentage of an insured's gross revenue, mileage or payroll.  As these charging bases increase with inflation, premium revenues are immediately increased.  The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval.  Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected.  The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve.  As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted.  Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment (see additional comments in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in this Annual Report on Form 10-K).

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves since portions of these reserves are expected to be paid over extended periods of time.  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2016.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$576.3	$196.0	$196.0	$71.4	$112.9

Investment commitments	1.6	1.6	-	-	-

Operating leases	0.8	0.4	0.4	-	-

Borrowings	20.0	20.0	-	-	-

Total	$598.7	$218.0	$196.4	$71.4	$112.9

The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $255.0 million at December 31, 2016, or 43% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout but could lag such payments by several months in some instances.

The investment commitments in the above table relate to maximum unfunded capital obligations for limited partnership investments at December 31, 2016.  The actual call dates for such funding could vary from that presented.

Borrowings made under the Company's line of credit can be called by the bank, under certain circumstances, with short notice.  The Company's line of credit has a current expiration of September 23, 2018; however, management expects that this line of credit will be renewed for a multiple year period prior to maturity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the structure of the Company's investment portfolio, the most potentially significant of the four identified market risks relates to prices in the equity security market.  Although not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2016 was $119.9 million, or approximately 16% of invested assets.  This market valuation includes $55.0 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in "Critical Accounting Policies" in Part II, Item 7 of this Annual Report on Form 10-K.  All of the market risks attendant to equity securities apply to the underlying assets in these partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the partnerships.  In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships often includes significant amounts of unrealized appreciation on the underlying investments.  As such, the likelihood that reported income from limited partnership investments will be ultimately returned to the Company in the form of cash is markedly lower than the Company's other investments, where appreciation is recognized as income only when a security is actually sold.

The Company's fixed maturity portfolio totaled $491.9 million at December 31, 2016.  Approximately 45% of this portfolio is made up of U.S. Government and municipal debt securities, and the average contractual maturity of the Company's fixed maturity investments is approximately 4.5 years with an average modified duration of approximately 2.1 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have even a moderate impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time, as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31 that would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of change chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 index due to its correlation with the vast majority of the Company's current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 and Indian BSE 500 indices due to their significant correlation with the vast majority of our limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 100 basis points and a 10% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2016:
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$-	$-
Agency mortgage-backed securities	4,770	(202)	-
Asset-backed securities	45,183	(1,577)	-
Bank loans	10,349	-	-
Certificates of deposit	3,117	(111)	-
Collateralized mortgage obligations	9,104	(302)	-
Corporate securities	142,683	(4,026)	-
Mortgage-backed securities	24,571	(780)	-
Municipal obligations	129,335	(3,028)	-
Non-U.S. government obligations	24,681	(458)	-
U.S. government obligations	91,940	(1,249)	-
Total fixed maturities	491,904	(11,733)	-
Equity securities:
Consumer	32,576	-	(3,258)
Energy	12,842	-	(1,284)
Financial	31,186	-	(3,119)
Industrial	21,145	-	(2,115)
Technology	8,858	-	(886)
Mutual fund	6,995	-	(700)
Other	6,343	-	(634)
Total equity securities	119,945	-	(11,996)
Limited partnerships	76,469	-	(5,542)
Short-term	1,500	-	-
Total	$689,818	$(11,733)	$(17,538)

2015:
Fixed maturities
Agency collateralized mortgage obligations	$-	$-	$-
Agency mortgage-backed securities	3,157	(80)	-
Asset-backed securities	44,309	(1,724)	-
Bank loans	5,060	-	-
Certificates of deposit	3,230	(144)	-
Collateralized mortgage obligations	9,257	(260)	-
Corporate securities	110,511	(3,204)	-
Mortgage-backed securities	23,892	(395)	-
Municipal obligations	110,578	(3,326)	-
Non-U.S. government obligations	23,945	(512)	-
U.S. government obligations	103,245	(1,430)	-
Total fixed maturities	437,184	(11,075)	-
Equity securities:
Consumer	46,541	-	(4,654)
Energy	8,635	-	(864)
Financial	35,686	-	(3,569)
Industrial	24,841	-	(2,484)
Technology	11,596	-	(1,160)
Mutual fund	9,983	-	(998)
Other	8,216	-	(821)
Total equity securities	145,498	-	(14,549)
Limited partnerships	75,458	-	(5,349)
Short-term	2,220	-	-
Total	$660,360	$(11,075)	$(19,898)

The following tables present the estimated effects on the fair value of financial instruments at December 31 due to an instantaneous change in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2016:
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$-	$-
Agency mortgage-backed securities	4,770	(303)	-
Asset-backed securities	45,183	(2,365)	-
Bank loans	10,349	-	-
Certificates of deposit	3,117	(167)	-
Collateralized mortgage obligations	9,104	(453)	-
Corporate securities	142,683	(6,039)	-
Mortgage-backed securities	24,571	(1,170)	-
Municipal obligations	129,335	(4,542)	-
Non-U.S. government obligations	24,681	(689)	-
U.S. government obligations	91,940	(1,872)	-
Total fixed maturities	491,904	(17,600)	-
Equity securities:
Consumer	32,576	-	(4,886)
Energy	12,842	-	(1,926)
Financial	31,186	-	(4,678)
Industrial	21,145	-	(3,172)
Technology	8,858	-	(1,329)
Mutual fund	6,995	-	(1,049)
Other	6,343	-	(951)
Total equity securities	119,945	-	(17,991)
Limited partnerships	76,469	-	(8,312)
Short-term	1,500	-	-
Total	$689,818	$(17,600)	$(26,303)

2015:
Fixed maturities
Agency collateralized mortgage obligations	$-	$-	$-
Agency mortgage-backed securities	3,157	(119)	-
Asset-backed securities	44,309	(2,586)	-
Bank loans	5,060	-	-
Certificates of deposit	3,230	(216)	-
Collateralized mortgage obligations	9,257	(391)	-
Corporate securities	110,511	(4,797)	-
Mortgage-backed securities	23,892	(593)	-
Municipal obligations	110,578	(4,988)	-
Non-U.S. government obligations	23,945	(778)	-
U.S. government obligations	103,245	(2,144)	-
Total fixed maturities	437,184	(16,612)	-
Equity securities:
Consumer	46,541	-	(6,981)
Energy	8,635	-	(1,295)
Financial	35,686	-	(5,353)
Industrial	24,841	-	(3,726)
Technology	11,596	-	(1,739)
Mutual fund	9,983	-	(1,497)
Other	8,216	-	(1,232)
Total equity securities	145,498	-	(21,825)
Limited partnerships	75,458	-	(8,023)
Short-term	2,220	-	-
Total	$660,360	$(16,612)	$(29,848)

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2016

BALDWIN & LYONS, INC.

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baldwin & Lyons, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Baldwin & Lyons, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Indianapolis, Indiana March 6, 2017

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2016	2015
	(dollars in thousands)
Assets
Investments:
Fixed maturities (Amortized cost: 2016, $494,561; 2015, $442,578)	$491,904	$437,184
Equity securities (Cost: 2016, $64,902; 2015, $80,221)	119,945	145,498
Limited partnerships (Affiliated: 2016, $44,038; 2015, $45,009)	76,469	75,458
Short-term and other	1,500	2,220
	689,818	660,360

Cash and cash equivalents	62,976	73,538
Accounts receivable--less allowance (2016, $542; 2015, $600)	64,984	66,522
Accrued investment income	3,882	3,989
Reinsurance recoverable	255,024	215,888
Prepaid reinsurance premiums	2,674	3,176
Deferred policy acquisition costs	1,172	1,443
Property and equipment--less accumulated depreciation
$(2016, 15,328; 2015, $14,768)	47,225	46,144
Other assets	23,779	11,009
Current federal income taxes recoverable	2,603	3,702
	$1,154,137	$1,085,771

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$576,330	$513,596
Unearned premiums	21,694	25,291
	598,024	538,887

Reinsurance payable	43,150	47,565
Short-term borrowings	20,000	20,000
Depository liabilities	9,910	16,847
Accounts payable and other liabilities	67,296	56,776
Deferred federal income taxes	11,412	11,198
	749,792	691,273
Shareholders' equity:
Common stock, no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2016 - 2,623,109; 2015 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2016 - 12,460,900; 2015 - 12,402,941 shares	532	529
Additional paid-in capital	54,286	52,946
Unrealized net gains on investments	34,051	38,924
Foreign exchange adjustment	(831)	(1,066)
Retained earnings	316,195	303,053
	404,345	394,498
	$1,154,137	$1,085,771

See notes to consolidated financial statements.

Consolidated Statements of Operations
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2016	2015	2014
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$276,011	$263,335	$261,627
Net investment income	14,483	12,498	9,055
Commissions and other income	5,275	5,703	6,430
Net realized gains on investments, excluding
impairment losses	28,971	6,439	15,619
Total other-than-temporary impairment losses on investments	(5,743)	(7,700)	(689)
Net realized gains (losses) on investments	23,228	(1,261)	14,930
	318,997	280,275	292,042
Expenses:
Losses and loss expenses incurred	186,481	155,750	159,596
Other operating expenses	89,462	90,573	88,048
	275,943	246,323	247,644
Income before federal income taxes	43,054	33,952	44,398

Federal income taxes	14,109	10,669	14,681
Net income	$28,945	$23,283	$29,717

Per share data:
Basic and diluted earnings	$1.92	$1.55	$1.98

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Baldwin & Lyons, Inc. and Subsidiaries

	2016	2015	2014
	(dollars in thousands)

Net income	$28,945	$23,283	$29,717

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	8,618	(12,639)	7,835
Less: reclassification adjustment for net gains
included in net income	(13,491)	(277)	(5,084)
	(4,873)	(12,916)	2,751

Foreign currency translation adjustments	235	(1,456)	(1,011)

Other comprehensive income (loss)	(4,638)	(14,372)	1,740

Comprehensive income	$24,307	$8,911	$31,457

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2016	2015	2014
	(dollars in thousands)

Shareholders' equity at beginning of year:	$394,498	$399,496	$381,724

Net income	28,945	23,283	29,717

Other comprehensive income (loss)	(4,638)	(14,372)	1,740

Cash dividends paid to shareholders	(15,803)	(15,003)	(14,947)

Issuance of common stock	1,343	1,094	1,262

Shareholders' equity at end of year:	$404,345	$394,498	$399,496

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2016	2015	2014
	(dollars in thousands)
Operating activities
Net income	$28,945	$23,283	$29,717
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	(2,721)	22,939	3,230
Change in accrued investment income	108	(307)	(234)
Change in reinsurance recoverable on paid losses	692	4,458	(2,785)
Change in losses and loss expenses reserves net of reinsurance	23,568	6,325	7,545
Change in other assets, other liabilities and current income taxes	(8,063)	(28,299)	(4,847)
Amortization of net policy acquisition costs	18,085	21,314	25,075
Net policy acquisition costs deferred	(17,813)	(20,495)	(25,019)
Provision for deferred income taxes (benefits)	2,838	(1,819)	1,640
Bond amortization	3,030	3,388	4,235
Loss on sale of property and equipment	63	18	474
Depreciation	5,521	5,037	4,797
Net realized (gains) losses on investments	(23,228)	1,261	(14,930)
Compensation expense related to restricted stock	1,343	1,094	1,262
Net cash provided by operating activities	32,368	38,197	30,160

Investing activities
Purchases of fixed maturities and equity securities	(400,670)	(342,592)	(288,283)
Purchases of limited partnership interests	-	(409)	(6,886)
Distributions from limited partnerships	1,462	4,494	1,752
Proceeds from maturities	78,691	161,706	98,714
Proceeds from sales of fixed maturities	199,790	117,338	167,406
Proceeds from sales of equity securities	88,773	53,270	19,263
Net sales of short-term investments	11,258	746	1,925
Purchases of property and equipment	(7,725)	(7,662)	(13,451)
Proceeds from disposals of property and equipment	1,059	277	693
Net cash used in investing activities	(27,362)	(12,832)	(18,867)

Financing activities
Dividends paid to shareholders	(15,803)	(15,003)	(14,947)
Drawings on line of credit	-	-	10,000
Net cash used in financing activities	(15,803)	(15,003)	(4,947)

Effect of foreign exchange rates on cash and cash equivalents	235	(1,456)	(1,011)

Increase (decrease) in cash and cash equivalents	(10,562)	8,906	5,335
Cash and cash equivalents at beginning of year	73,538	64,632	59,297
Cash and cash equivalents at end of year	$62,976	$73,538	$64,632

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands, except share and per share data)

Note A - Summary of Significant Accounting Policies

Description of Business:  Baldwin & Lyons, Inc. (the "Company"), based in Carmel, Indiana, is a specialty property-casualty insurer providing liability coverage for large and medium-sized trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  Additionally, the Company's product offerings include coverage for small fleet trucking as well as workers' compensation for small businesses and casualty reinsurance.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries.  Inter-company transactions and accounts have been eliminated in consolidation.

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

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, when available, or broker/dealer quotes for specific securities when quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its statements of operations, its proportionate share of the investee's unrealized as well as realized investment gains or losses.

Short-term and other investments are carried at cost, which approximates their fair values.

Realized gains and losses on disposals of investments are recorded on the trade date and are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity.  Included within available for sale fixed maturity securities are convertible debt securities.  The changes in fair values of insurance-linked securities and portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses) on investments.

In accordance with the Financial Accounting Standard Board's ("FASB") other-than-temporary impairment guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholder's equity (accumulated other comprehensive income).

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

Note A - Significant Accounting Policies (continued)

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds a set percentage of original or adjusted cost, and where that decline has existed for a set period of time, the decline is treated as an other-than-temporary impairment.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, without consideration of the Company's quantitative criteria defined above, as well as the Company's intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.

Property and Equipment:  Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets:  Goodwill is not amortized.  Rather, it is tested for impairment in accordance with FASB guidance, at the reporting-unit level.  Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment.  No impairment was noted as a result of the 2016 impairment evaluation.  Intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.

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

Reinsurance:  Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums ceded to other insurers have been reported as a reduction of premium earned.  Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets.  Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods.  Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date, as well as projected loss experience applicable to the various contract periods.  Estimates of reinstatement premiums on reinsurance contracts covering catastrophic events are, to the extent reasonably determinable, recorded concurrently with the related loss.

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

Restricted Stock:  Restricted shares vest over the vesting period from the date of grant and certain restricted shares are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of Accounting Standard Codification ("ASC") 715, Compensation-Retirement Benefits.  Restricted stock is valued based on the closing price of the stock on the day the award is granted. Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee of the Board of Directors (the "Board") of the Company (the "Compensation Committee").

Earnings Per Share:  Diluted earnings per share of common stock are based on the average number of shares of Class A and Class B common stock outstanding during the year, adjusted for the dilutive effect, if any, of restricted stock awards outstanding.  Basic earnings per share are presented exclusive of the effect of share-based awards outstanding.

Comprehensive Income: The Company records accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities and from foreign exchange adjustments as a separate component of shareholders' equity.  The Company has no defined benefit pension plan.  A reclassification adjustment to other comprehensive income is made for gains or losses during the period included in net income.

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

Recent Accounting Pronouncements: In January 2016, the FASB issued Accounting Standards Update "ASU" 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has not yet evaluated the impact of this guidance.

Note A - Significant Accounting Policies (continued)

In May 2015, the FASB issued ASU 2015-09, Disclosures about Short-Duration Contracts, and this new guidance will enhance disclosures about an entity's insurance liabilities. This guidance will provide additional information about unpaid claims and claim development, including supplemental disaggregated incurred and paid claim data.  Under the guidance, enhanced disclosures on claim frequency and reserving methodologies are required. The guidance became effective for annual periods beginning after December 15, 2015 and for interim periods beginning after December 15, 2016, however early adoption was permitted. The Company has adopted the guidance and the adoption of this guidance did not impact our consolidated financial position, results of operations or cash flows.

In May 2015, the FASB issued ASU 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which became effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach. The Company adopted the guidance and the adoption of this guidance did not have a material impact on presentation of data in our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's service and fee income could be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company has performed an initial evaluation of the impact this guidance will have on its results of operations, financial position or liquidity.  The Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  The Company is currently evaluating the effects that adoption of ASU 2016-02 will have on our consolidated financial statements, results of operations and cash flows.  The Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU
2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on the consolidated financial statements, results of operations and cash flows.

Note B - Investments
The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2016
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$6,000	$171	$-	$171
Agency mortgage-backed securities	4,770	4,751	57	(38)	19
Asset-backed securities	45,183	45,207	458	(482)	(24)
Bank loans	10,349	10,222	149	(22)	127
Certificates of deposit	3,117	3,126	-	(9)	(9)
Collateralized mortgage obligations	9,104	9,096	290	(282)	8
Corporate securities	142,683	143,356	1,643	(2,316)	(673)
Mortgage-backed securities	24,571	23,904	1,132	(465)	667
Municipal obligations	129,335	130,204	391	(1,260)	(869)
Non-U.S. government obligations	24,681	26,461	230	(2,010)	(1,780)
U.S. government obligations	91,940	92,234	74	(368)	(294)
Total fixed maturities	491,904	494,561	4,595	(7,252)	(2,657)
Equity securities:
Consumer	32,576	15,231	17,656	(311)	17,345
Energy	12,842	5,641	7,203	(2)	7,201
Financial	31,186	22,417	8,998	(229)	8,769
Industrial	21,145	6,239	15,098	(192)	14,906
Technology	8,858	4,117	4,769	(28)	4,741
Mutual fund	6,995	6,930	121	(56)	65
Other	6,343	4,327	2,181	(165)	2,016
Total equity securities	119,945	64,902	56,026	(983)	55,043

Total	$611,849	$559,463	$60,621	$(8,235)	52,386

				Applicable federal income taxes	(18,335)

				Net unrealized gains - net of tax	$34,051

Note B – Investments (continued)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2015
Fixed maturities
Agency collateralized mortgage obligations	$-	$-	$-	$-	$-
Agency mortgage-backed securities	3,157	3,159	38	(40)	(2)
Asset-backed securities	44,309	45,941	393	(2,025)	(1,632)
Bank loans	5,060	5,333	4	(277)	(273)
Certificates of deposit	3,230	3,247	-	(17)	(17)
Collateralized mortgage obligations	9,257	9,282	116	(141)	(25)
Corporate securities	110,511	112,615	2,123	(4,227)	(2,104)
Mortgage-backed securities	23,892	24,138	243	(489)	(246)
Municipal obligations	110,578	109,932	805	(159)	646
Non-U.S. government obligations	23,945	25,483	342	(1,880)	(1,538)
U.S. government obligations	103,245	103,448	56	(259)	(203)
Total fixed maturities	437,184	442,578	4,120	(9,514)	(5,394)
Equity securities:
Consumer	46,541	16,849	30,535	(843)	29,692
Energy	8,635	6,152	3,323	(840)	2,483
Financial	35,686	24,173	12,265	(752)	11,513
Industrial	24,841	9,325	15,840	(324)	15,516
Technology	11,596	6,153	5,546	(103)	5,443
Mutual fund	9,983	11,022	69	(1,108)	(1,039)
Other	8,216	6,547	2,829	(1,160)	1,669
Total equity securities	145,498	80,221	70,407	(5,130)	65,277

Total	$582,682	$522,799	$74,527	$(14,644)	59,883

				Applicable federal income taxes	(20,959)

				Net unrealized gains - net of tax	$38,924

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position:

	2016			2015
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	397	$291,048	$(4,380)	328	$205,475	$(5,070)
Greater than 12 months	54	32,054	(2,872)	168	108,043	(4,444)
Total fixed maturities	451	323,102	(7,252)	496	313,518	(9,514)
Equity securities:
12 months or less	35	20,698	(983)	73	26,517	(5,130)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	35	20,698	(983)	73	26,517	(5,130)
Total	486	$343,800	$(8,235)	569	$340,035	$(14,644)

Note B – Investments (continued)

Unrealized losses in the Company's fixed maturity portfolio are generally the result of interest rate or foreign currency fluctuations.  The Company does not intend to sell any fixed maturity securities which are in an unrealized loss position at December 31, 2016 and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and, based on that evaluation, the Company has the ability and intent to hold these investments for a period sufficient to allow for recovery of fair value.  Accordingly, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2016.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2016, organized by contractual maturity, is shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$87,661	17.8%	$88,139	17.8%
Excess of one year to five years	273,874	55.7	276,995	56.0
Excess of five years to ten years	35,553	7.2	35,409	7.2
Excess of ten years	5,017	1.0	5,060	1.0
Total maturities	402,105	81.7	405,603	82.0
Asset-backed securities	89,799	18.3	88,958	18.0
	$491,904	100.0%	$494,561	100.0%

Major categories of investment income for the years ended December 31 are summarized as follows:

	2016	2015	2014
Interest on fixed maturities	$13,254	$11,663	$8,806
Dividends on equity securities	3,598	3,445	2,693
Money market funds, Short-term and other	128	32	37
	16,980	15,140	11,536
Investment expenses	(2,497)	(2,642)	(2,481)
Net investment income	$14,483	$12,498	$9,055

Note B – Investments (continued)

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:
	2016	2015	2014
Fixed maturities:
Gross gains	$11,628	$6,633	$6,480
Gross losses	(14,020)	(13,634)	(4,596)
Net gains (losses)	(2,392)	(7,001)	1,884

Equity securities:
Gross gains	28,742	21,070	7,467
Gross losses	(5,595)	(13,643)	(1,529)
Net gains	23,147	7,427	5,938

Limited partnerships - net gain (loss)	2,473	(1,687)	7,108

Total net gains (losses)	$23,228	$(1,261)	$14,930

Shareholders' equity includes approximately $28,110, net of deferred federal income taxes, of undistributed earnings from limited partnerships as of December 31, 2016.

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, include adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:
	2016	2015	2014

Cumulative charges to income at beginning of year	$10,513	$7,168	$6,770

Writedowns based on objective and subjective criteria	5,743	7,700	689
Recovery of prior writedowns upon sale or disposal	(12,260)	(4,355)	(291)
Net pre-tax realized gain (loss)	6,517	(3,345)	(398)

Cumulative charges to income at end of year	$3,996	$10,513	$7,168

Unrealized gain on investments previously
written down at end of the year [1]	$2,108	$14,710	$17,127

1 Recovery in market value of an investment which has previously been adjusted for other-than-temporary impairment is treated as an unrealized gain until the investment matures or is sold.

There is no primary market and only a limited secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has commitments to contribute an additional $1,627 to various limited partnerships as of December 31, 2016.

The Company has invested a total of $23,000 in three limited partnerships, with an aggregate estimated value of $44,038 at December 31, 2016, that are managed by organizations in which four directors of the Company are executive officers, directors or owners.  The Company's ownership interest in these limited partnerships was 6% for New Vernon India Fund, 37% for New Vernon Global Opportunity Fund and 23% for New Vernon Global Opportunity Fund II.  These limited partnerships contributed ($971), ($1,978) and $7,088, net of fees, to investment gains (losses) in 2016, 2015 and 2014, respectively.  During 2016, 2015 and 2014, the Company has recorded management fees of $777, $749 and $697, respectively, for management of these limited partnerships.

Note B – Investments (continued)

The Company utilizes the services of investment firms of which four directors of the Company are employees or partial owners.  These investment firms manage equity securities and fixed maturity portfolios with an aggregate market value of approximately $41,706 at December 31, 2016.  Total commissions and net fees earned by the investment firm and affiliates on these transactions and for advice and consulting were approximately $207, $235 and $212 during 2016, 2015 and 2014, respectively.

The Company's limited partnerships include one investment which primarily invests in public and private equity markets in India.  This limited partnership investment's value as of December 31, 2016 and 2015 was $27,153 and $28,270, respectively.  At December 31, 2016, the Company's estimated ownership interest in this limited partnership investment was approximately 6%.  The Company's share of earnings (losses) from this limited partnership investment was ($1,117), ($1,599) and $7,176 in 2016, 2015 and 2014, respectively.  The summarized financial information of this limited partnership investment as of and for the years ended December 31 is as follows:

	2016	2015	2014
Total assets	$448,263	$511,118	$565,500
Total partners' capital	408,275	470,783	542,700
Net increase (decrease) in partners' capital resulting from operations	(15,679)	(19,603)	125,700

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $86,169 and $84,198 at December 31, 2016 and 2015, respectively.

Short-term investments at December 31, 2016 included $1,500 in time certificates of deposit issued by a Bermuda bank.

The Company's fixed maturities are over 85% invested in investment grade fixed maturity investments.  The Company has a total of $719, representing one investment, of fixed maturity investments which were originally issued with guarantees by a third party insurance company.  The S&P credit rating of such investment, with consideration of the guarantee, is AA.  The S&P underlying credit rating of such investment, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $69,112 of fixed maturity investments (9.2% of total invested assets) consists of non-rated bonds and bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments and have a $951 aggregate net unrealized gain position at December 31, 2016.

During 2016 the Company's bridge loan investment program was terminated and the Company had no remaining committed funds related to bridge loan agreements as of December 31, 2016.  The Company historically retained possession of these funds which were only loaned in the unlikely event that long-term financing was unavailable to the counter party in the market.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.
	2016	2015	2014
Reserves at the beginning of the year	$301,753	$295,583	$288,088

Provision for losses and loss expenses:
Claims occurring during the current year	172,645	165,812	169,950
Claims occurring during prior years	13,836	(10,062)	(10,354)
Total incurred	186,481	155,750	159,596

Loss and loss expense payments:
Claims occurring during the current year	54,239	56,710	59,826
Claims occurring during prior years	109,228	92,870	92,275
Total paid	163,467	149,580	152,101
Reserves at the end of the year	324,767	301,753	295,583

Reinsurance recoverable on unpaid losses at the end of the year	251,563	211,843	210,519
Reserves, gross of reinsurance
recoverable, at the end of the year	$576,330	$513,596	$506,102

The table above shows that a deficiency of $13,836 developed during 2016 in the settlement of claims occurring on or before December 31, 2015, compared to reserve savings for the two previous calendar years.  The developments for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The major components of the developments shown above are as follows for the years ended December 31:

	2016	2015	2014

Property and casualty insurance	$5,441	$(10,289)	$(5,423)
Reinsurance	8,395	227	(4,931)
Totals	$13,836	$(10,062)	$(10,354)

Unfavorable loss development in the current year for property and casualty was influenced by severity in the Company's public transportation business.  Loss reserves pertaining to the Company's reinsurance business were also strengthened during the year to reflect increased loss development.  In addition to these developments, changes in the Company's net retention under reinsurance treaties will impact developments as more or less business is retained.  These trends were considered in the establishment of the Company's reserves at December 31, 2016.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $4,151 and $4,674 at December 31, 2016 and 2015, respectively.

Note C - Loss and Loss Expense Reserves (continued)

The following is information about incurred claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred‐but‐not‐reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Workers' Compensation ($ in thousands)

											As of December 31, 2016
											Total of Incurred-
											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Cumulative
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)										Development on	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Reported Claims	Reported Claims
2007	$9,050	$11,930	$13,298	$12,023	$11,239	$11,790	$12,175	$12,637	$12,340	$12,399	$173	2,828
2008		19,833	23,640	24,715	24,721	24,855	25,109	23,916	24,048	24,352	661	3,649
2009			17,270	20,931	21,447	21,261	21,268	20,767	20,641	20,817	1,060	3,784
2010				20,644	20,111	19,400	19,300	18,849	18,344	19,195	1,107	4,222
2011					26,057	26,628	26,958	26,767	25,515	27,293	2,784	4,543
2012						23,965	25,544	24,887	24,485	25,616	3,136	4,477
2013							27,619	30,638	29,913	32,121	5,170	5,255
2014								36,768	36,968	34,009	6,908	5,371
2015									26,277	23,115	6,462	6,219
2016										35,240	20,695	5,520
									Total	$254,157	$48,156

Commercial Liability ($ in thousands)

											As of December 31, 2016
											Total of Incurred-
											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Cumulative
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)										Development on	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Reported Claims	Reported Claims
2007	$38,486	$41,803	$41,692	$41,146	$41,216	$40,429	$40,505	$40,516	$39,598	$39,436	$79	1,380
2008		34,693	28,591	27,311	25,511	23,989	24,892	24,902	23,480	23,482	23	948
2009			29,707	30,406	30,203	26,280	27,259	25,872	25,373	25,320	70	899
2010				31,124	22,161	21,899	19,139	20,300	19,764	19,377	40	2,398
2011					46,829	43,832	31,633	36,894	35,805	37,122	89	2,899
2012						49,743	54,269	49,743	51,367	48,708	279	3,124
2013							53,817	39,143	37,701	36,371	671	3,739
2014								49,971	52,254	52,483	2,239	3,271
2015									61,420	70,174	5,800	3,086
2016										61,638	$27,480	3,193
									Total	$414,111	$36,770

Professional Liability Assumed ($ in thousands)

											As of December 31, 2016
											Total of Incurred-
											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Cumulative
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)										Development on	Number of
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Reported Claims	Reported Claims
2007
2008
2009
2010				$2,196	$4,277	$7,827	$7,946	$9,733	$10,740	$11,689	$270	N/A
2011					10,492	8,314	9,017	9,859	10,779	12,735	628	N/A
2012						10,041	9,276	5,569	10,157	14,605	2,653	N/A
2013							14,370	13,034	11,618	17,694	3,449	N/A
2014								12,675	8,825	7,259	3,178	N/A
2015									11,638	7,859	6,956	N/A
2016										6,368	$6,368	N/A
									Total	$78,210	$23,502

Note C - Loss and Loss Expense Reserves (continued)

The following is information about paid claims development as of December 31, 2016, net of reinsurance.

Workers' Compensation ($ in thousands)

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1,525	$6,072	$8,064	$7,805	$8,352	$9,226	$9,571	$9,974	$10,138	10,401
2008		6,046	13,919	17,320	18,943	20,055	20,839	21,306	21,883	22,199
2009			4,186	10,073	13,343	15,576	16,592	17,448	18,028	18,514
2010				3,974	9,134	11,963	13,845	14,966	15,835	16,590
2011					4,916	11,912	15,973	18,884	20,617	21,622
2012						4,597	11,004	14,834	17,415	18,946
2013							4,880	12,792	18,065	21,655
2014								5,328	13,665	19,075
2015									2,918	10,128
2016										5,784
									Total	$164,914
									Outstanding liabilities prior to 2007 net of reinsurance	12,640
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$101,883

Commercial Liability ($ in thousands)

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$5,493	$17,302	$32,571	$36,150	$38,621	$39,006	$39,069	$39,160	$39,216	$39,193
2008		2,612	8,942	15,733	21,220	21,396	23,169	23,354	23,444	23,500
2009			928	17,880	19,718	23,521	24,866	25,066	25,114	25,125
2010				1,649	7,166	11,635	16,052	18,627	18,517	18,866
2011					1,809	11,350	23,615	30,795	33,255	34,009
2012						3,086	23,252	32,942	45,303	47,601
2013							5,167	15,772	25,270	34,481
2014								4,023	9,046	28,393
2015									10,923	27,582
2016										6,843
									Total	$285,593
									Outstanding liabilities prior to 2007 net of reinsurance	4,621
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$133,139

Professional Liability Assumed ($ in thousands)

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2007-2015 is Supplementary Information and Unaudited)
Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007
2008
2009
2010				$41	$729	$3,505	$5,844	$7,758	$9,904	$11,132
2011					50	637	2,061	4,983	8,104	10,404
2012						103	992	2,388	5,077	8,355
2013							123	1,135	5,088	10,988
2014								723	761	2,241
2015									10	390
2016										-
									Total	$43,510
									Outstanding liabilities prior to 2007 net of reinsurance	-
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$34,700

Note C - Loss and Loss Expense Reserves (continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows.

Net outstanding liabilities
Commercial Liability	$133,139
Workers' Compensation	101,883
Professional Liability Assumed	34,700
Other short-duration insurance lines	38,556
Liabilities for unpaid claims and claim adjustment
expenses, net of reinsurance	308,278

Reinsurance recoverable on unpaid claims
Commercial Liability	85,549
Workers' Compensation	153,847
Professional Liability Assumed	-
Other short-duration insurance lines	12,167
Reinsurance recoverable on unpaid losses at the
end of the year	251,563

Unallocated claims adjustment expenses	16,489

Total gross liability for unpaid claims and
claims adjustment expense	$576,330

The following is supplementary information about average historical claims duration as of December 31, 2016.
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Supplementary Information and Unaudited)
Years	1	2	3	4	5	6	7	8	9	10

Commercial Liability	9.7%	31.3%	26.7%	20.0%	6.2%	2.2%	0.7%	0.2%	0.2%	0.1%
Workers' Compensation	17.4%	28.3%	15.3%	8.1%	5.3%	4.5%	2.9%	2.7%	1.3%	2.1%
Professional Liability Assumed	1.7%	4.6%	17.4%	23.7%	21.1%	18.2%	10.5%

Reserve methodologies for incurred but not reported losses

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

The Company also uses the loss development factor approach for its long-tail lines of business, including workers' compensation.  A minimum of 15 accident years is included in the loss development triangles used to calculate link ratios and the selected loss development factors used to determine the reserves for incurred but not reported losses.  Significant emphasis is placed on the use of tail factors for the Company's long-tail lines of business.

For the Company's fleet transportation risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods

Note C - Loss and Loss Expense Reserves (continued)

with loss ratio reserving techniques developed from the Company's extensive, proprietary databases to arrive at the reserve for losses incurred but not reported for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

Claim count methodology

The Company uses a claim event and coverage combination to estimate frequency.  For example, a single claim event involving loss for physical damage of a vehicle and personal injury to a claimant would be considered two claims for purposes of the calculation of frequency.  A single claim event causing personal injury to two claimants would be considered a single claim under the methodology.

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

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies and, prior to June 30, 2015, under retrocessions from other reinsurers for catastrophic property coverages.  Accordingly, for periods prior to that date, the occurrence of catastrophic events could have had a significant impact on the Company's operations.  The Company also assumes reinsurance from direct writing insurance companies for casualty insurance coverages.  In addition, the Insurance Subsidiaries participate in certain mandatory residual market pools which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools have resulted in net losses allocated to the Company, although such losses have not been material in relation to the Company's operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2016	2015	2014	2016	2015	2014
Direct	$395,625	$366,668	$343,200	$394,679	$370,499	$342,656
Ceded on direct	(131,166)	(128,338)	(118,942)	(129,926)	(128,135)	(117,973)
Net direct	264,459	238,330	224,258	264,753	242,364	224,683

Assumed	7,379	16,885	39,188	11,344	21,533	38,219
Ceded on assumed	(86)	(562)	(1,275)	(86)	(562)	(1,275)
Net assumed	7,293	16,323	37,913	11,258	20,971	36,944

Net	$271,752	$254,653	$262,171	$276,011	$263,335	$261,627

Net losses and loss expenses incurred for 2016, 2015 and 2014 have been reduced by ceded reinsurance recoveries of approximately $108,656, $75,581 and $105,891, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.

Net losses and loss expenses incurred for 2016, 2015 and 2014 include approximately $14,746, $13,492 and $20,288, respectively, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Note D – Reinsurance (continued)

Components of reinsurance recoverable at December 31 are as follows:

	2016	2015
Case unpaid losses, net of valuation allowance	$126,244	$120,320
Incurred but not reported unpaid losses and loss expenses	123,819	90,578
Paid losses and loss expenses	1,760	2,452
Unearned premiums	3,201	2,538
	$255,024	$215,888

Note E - Income Taxes

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2016	2015
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$18,335	$20,959
Deferred acquisition costs	874	877
Loss and loss expense reserves	1,198	2,305
Limited partnership investments	2,274	1,771
Accelerated depreciation	1,037	897
Other	1,251	1,024
Total deferred tax liabilities	24,969	27,833

Deferred tax assets:
Loss and loss expense reserves	9,467	9,349
Unearned premiums discount	1,295	1,593
Other-than-temporary investment declines	858	3,437
Deferred compensation	1,097	1,699
Deferred ceding commission	464	371
Other	376	186
Total deferred tax assets	13,557	16,635

Net deferred tax liabilities	$(11,412)	$(11,198)

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:
	2016	2015	2014

Statutory federal income rate applied to pretax income	$15,069	$11,883	$15,539
Tax effect of (deduction):
Tax-exempt investment income	(938)	(919)	(924)
Other	(22)	(295)	66
Federal income tax expense	$14,109	$10,669	$14,681

Note E – Income Taxes (continued)

Federal income tax expense consists of the following:
	2016	2015	2014
Taxes (benefit) on pre-tax income:
Current	$11,271	$12,488	$13,041
Deferred	2,838	(1,819)	1,640
	$14,109	$10,669	$14,681

	2016	2015	2014
Limited partnerships	$503	$(2,865)	$2,025
Discounts of loss and loss expense reserves	(114)	1,526	113
Reserves - salvage and subrogation and other	(1,110)	29	(280)
Unearned premium discount	298	608	(38)
Deferred compensation	595	(127)	(685)
Other-than-temporary investment declines	2,320	(1,416)	(19)
Deferred acquisitions costs and ceding commission	(95)	(287)	(20)
Other	441	713	544
Provision for deferred federal income tax	$2,838	$(1,819)	$1,640

Cash flows related to federal income taxes paid, net of refunds received, for 2016, 2015 and 2014 were $10,173, $14,500 and $11,619, respectively.

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2016 or 2015.  As of December 31, 2016, calendar years 2015 and 2014 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2016 or 2015.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2016, 2015 and 2014.

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
							Additional
		Class A			Class B		Paid-in
	Shares		Amount	Shares		Amount	Capital
Balance at January 1, 2014	2,623,109		$112	12,304,191		$525	$50,594
Restricted stock grants	-		-	52,198		2	1,260
Balance at December 31, 2014	2,623,109		112	12,356,389		527	51,854
Restricted stock grants	-		-	46,552		2	1,092
Balance at December 31, 2015	2,623,109		112	12,402,941		529	52,946
Restricted stock grants	-		-	57,959		3	1,340
Balance at December 31, 2016	2,623,109		$112	12,460,900		$532	$54,286

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.  The Company paid a total of $15,803, or $1.04 per share, in dividends during 2016, and $15,003 and $14,947, or $1.00 per share, for the years 2015 and 2014, respectively.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2016	2015	2014
Amortization of gross deferred policy acquisition costs	$51,597	$50,270	$48,872
Other underwriting expenses	41,692	42,638	37,830
Expense allowances from reinsurers	(33,512)	(28,956)	(23,797)
Total underwriting expenses	59,777	63,952	62,905

Operating expenses of non-insurance companies	29,685	26,621	25,143
Total other operating expenses	$89,462	$90,573	$88,048

During 2015, the Company entered into a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300.  For the years ended December 31, 2016 and 2015, the Company incurred expenses of $300 and $0, respectively, related to this agreement.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2016 under this brokerage agreement.  Total commission expense for 2016 and 2015 was $419 and $0, respectively.

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees who have completed one year of service.  The Company's contributions are based on a set percentage and the contributions to the Plan for 2016, 2015 and 2014 were $2,449, $2,090 and $1,798, respectively.

Note I - Stock Purchase and Option Plans

In accordance with the terms of the 1981 Stock Purchase Plan (the "1981 Plan"), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase from two outside directors.  A limited number of shares have ever been repurchased under the 1981 Plan.  At December 31, 2016, there were 60,938 shares (Class A) and 240,938 shares (Class B) outstanding which remain eligible for repurchase by the Company.

Restricted Stock:

Each year, beginning in 2009, the Company has issued shares of class B restricted stock to the Company's outside directors.  The shares serve as the annual retainer compensation for the outside directors for the periods shown below.  The shares are distributed on the vesting date and have a total value of $440, $480 and $440 for the annual periods ended 2016, 2015 and 2014, respectively.  The table below provides detail of the stock issuances for 2016, 2015 and 2014:

Effective	Number of Shares	Vesting		Value
Date	Issued	Date	Period	Per Share

5/8/2014	17,237	5/8/2015	7/1/2014 - 6/30/2015	$25.53

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

Compensation expense related to the above stock grants is recognized over the period in which the directors render the services.

Director compensation cost associated with restricted stock grants of $460, $460 and $440 was charged against income for the restricted stock granted in 2016, 2015 and 2014, respectively.

Note I - Stock Purchase and Option Plans (continued)

Effective February 5, 2016, the Company issued 47,333 shares of Class B restricted stock to certain of the Company's executives under the company's Restricted Stock Compensation Plan.  The restricted shares will be paid solely in the Company's Class B common stock.  The restricted shares represent a portion of the calendar year 2015 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest ratably over a three-year period from the date of grant and are accelerated for retirement eligible recipients in accordance with the non-substantive post-grant date vesting clause of ASC Topic 715, Compensation—Retirement Benefits.  The restricted shares were valued based on the closing price of the Company's Class B common stock on the day the award was granted.  Each share was valued at $23.30 per share, representing a total value of $1,103.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Effective February 8, 2017, the Company issued 20,181 shares of Class B restricted stock to certain of the Company's executives under the company's Restricted Stock Compensation Plan.  The restricted shares will be paid solely in the Company's Class B common stock.  The restricted shares represent a portion of the calendar year 2016 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest over a three-year period from the date of grant.  The restricted shares were valued based on the closing price of the Company's Class B common stock on the day the award was granted.  Each share was valued at $23.80 per share representing a total value of $480.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Note J - Reportable Segments

The Company operates within two reportable business segments:  property and casualty insurance and reinsurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides workers' compensation coverage to small businesses.  In 2016, the Company discontinued its professional liability line of products.  Prior to that, the Company marketed a variety of professional liability products on a selective basis through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.  In late 2015, the Company discontinued marketing private passenger automobile liability and physical damage coverages and all business for this product line had expired by the end of 2016.

In 2016, the reinsurance segment discontinued accepting  professional liability cessions from other insurance companies from current in-force business.  From 1992 until July 1, 2014, the reinsurance segment accepted property cessions from other insurance companies and retrocessions from reinsurance companies, principally reinsuring against catastrophes.  Final exposure to property catastrophe losses expired on June 30, 2015.

The Company evaluates performance and allocates resources based on past or expected results from insurance underwriting operations before income taxes.  Underwriting gain or loss does not include net investment income or gains or losses on the Company's investment portfolio.  All investment-related revenues are managed at the corporate level.  Underwriting gain or loss for the property and casualty insurance segment excludes revenue and expense from the Company's agency operations.  Management does not identify or allocate assets to reportable segments when evaluating segment performance and depreciation expense is not material for any of the reportable segments.  The accounting policies of each reportable segment are the same as those described in the summary of significant accounting policies.

Note J - Reportable Segments (continued)

The following table provides certain profit and loss information for each reportable segment for the years ended
December 31:
	2016	2015	2014
Gross Premiums Written:
Property and casualty insurance	$395,625	$366,668	$343,200
Reinsurance	7,379	16,885	39,188
Totals	$403,004	$383,553	$382,388

Net Premiums Earned:
Property and casualty insurance	$264,753	$242,364	$224,683
Reinsurance	11,258	20,971	36,944
Totals	$276,011	$263,335	$261,627

Segment Underwriting Gain (Loss):
Property and casualty insurance	$12,424	$24,279	$16,221
Reinsurance	(8,199)	(1,504)	2,147
Totals	$4,225	$22,775	$18,368

The following table reconciles reportable segment underwriting gain (loss) to income before federal income taxes included in the Company's consolidated statements of income for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Profit:
Segment underwriting gain	$4,225	$22,775	$18,368
Net investment income	14,483	12,498	9,055
Net realized gains (losses) on investments	23,228	(1,261)	14,930
Corporate and other income (expenses)	1,118	(60)	2,045
Income before federal income taxes	$43,054	$33,952	$44,398

One customer of the property and casualty insurance segment, FedEx Ground Systems, Inc. and certain of its subsidiaries and related entities ("FedEx") represents approximately $18,347, $17,773 and $18,951 of the Company's consolidated gross premiums written in 2016, 2015 and 2014, respectively.

An additional $202,205, $209,434 and $197,767 for 2016, 2015 and 2014, respectively, is placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx but this business is not dependent upon the direct business with FedEx.

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2016	2015	2014

Average shares outstanding for basic earnings per share	15,071,900	15,010,454	14,963,959

Dilutive effect of share equivalents	12,108	11,308	11,935

Average shares outstanding for diluted earnings per share	15,084,008	15,021,762	14,975,894

Note L - Concentrations of Credit Risk

The Company writes policies of excess insurance attaching above SIR and also writes policies that contain per-claim deductibles.  Those losses and claims that fall within the SIR limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds' payment of claims within the SIR.  Further, specified portions of losses and claims incurred under large deductible policies, while obligations of the Company, are contractually reimbursable to the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured's default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.

Acceptable collateral may be provided in the form of letters of credit on Company-approved banks, Company- approved marketable securities or cash.  At December 31, 2016, the Company held collateral in the aggregate amount of $257,095.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated IBNR losses, and estimates for losses that are expected to occur, within the SIR or deductible, prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to FedEx to be as much as 37% (after-tax) of shareholders' equity at December 31, 2016.

The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers, net of collateral and offsets, were $40,335 and $27,131 at December 31, 2016.

Investments in limited partnerships include an aggregate of $44,038 invested in three limited partnerships, New Vernon India Fund, New Vernon Global Opportunity Fund and New Vernon Global Opportunity Fund II, which are managed by organizations in which four directors of the Company are executive officers, directors or owners.

Note M – Acquisition and related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  The acquisition is part of the Company's property and casualty insurance segment.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets of $179.  Accumulated amortization of intangible assets was $179 as of both December 31, 2016 and 2015.

Note N – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, notes receivable, accounts payable and accrued expenses, income taxes payable, short-term borrowings and unearned income approximate fair value because of the short-term nature of these items. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2016:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$6,171	$-	$6,171	$-
Agency mortgage-backed securities	4,770	-	4,770	-
Asset-backed securities	45,183	-	37,919	7,264
Bank loans	10,349	-	-	10,349
Certificates of deposit	3,117	3,117	-	-
Collateralized mortgage obligations	9,104	-	6,409	2,695
Corporate securities	137,932	-	135,794	2,138
Options embedded in convertible securities	4,751	-	4,751	-
Mortgage-backed securities	24,571	-	22,206	2,365
Municipal obligations	129,335	-	129,190	145
Non-U.S. government obligations	24,681	-	24,419	262
U.S. government obligations	91,940	-	91,940	-
Total fixed maturities	491,904	3,117	463,569	25,218
Equity securities:
Consumer	32,576	32,576	-	-
Energy	12,842	12,842	-	-
Financial	31,186	30,943	243	-
Industrial	21,145	20,262	883	-
Technology	8,858	8,858	-	-
Mutual fund	6,995	-	6,995	-
Other	6,343	6,343	-	-
Total equity securities	119,945	111,824	8,121	-
Short term	1,500	1,500	-	-
Cash equivalents	59,683	-	59,683	-
Total	$673,032	$116,441	$531,373	$25,218

Note N – Fair Value (continued)

As of December 31, 2015:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$-	$-	$-	$-
Agency mortgage-backed securities	3,157	-	3,157	-
Asset-backed securities	44,309	-	37,235	7,074
Bank loans	5,060	-	-	5,060
Certificates of deposit	3,230	-	3,230	-
Collateralized mortgage obligations	9,257	-	9,257	-
Corporate securities	108,116	-	105,108	3,008
Options embedded in convertible securities	2,395	-	2,395	-
Mortgage-backed securities	23,892	-	22,523	1,369
Municipal obligations	110,578	-	110,578	-
Non-U.S. government obligations	23,945	-	23,663	282
U.S. government obligations	103,245	-	103,245	-
Total fixed maturities	437,184	-	420,391	16,793
Equity securities:
Consumer	46,541	46,541	-	-
Energy	8,635	8,635	-	-
Financial	35,686	34,431	1,255	-
Industrial	24,841	24,274	567	-
Technology	11,596	11,596	-	-
Mutual fund	9,983	-	9,983	-
Other	8,216	8,216	-	-
Total equity securities	145,498	133,693	11,805	-
Short term	2,220	2,220	-	-
Cash equivalents	69,517	-	69,517	-
Total	$654,419	$135,913	$501,713	$16,793

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Level 3 assets consist of a portfolio of asset and mortgage-backed securities, bank loans, collateralized mortgage obligations, corporate securities and a limited amount of municipal and foreign government obligations.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 during 2016 and 2015 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

Note N – Fair Value (continued)

	2016	2015
Beginning of period balance	$16,793	$12,208
Total gains or losses (realized)
included in income	1,846	(104)
Purchases	5,540	2,284
Settlements	(8,791)	(8,068)
Transfers into Level 3	10,202	11,586
Transfers out of Level 3	(372)	(1,113)
End of period balance	$25,218	$16,793

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2016.

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

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

Note N – Fair Value (continued)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheet at December 31, 2016 and 2015 is as follows:

2016:	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$76,469	$-	$-	$76,469	$76,469

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

2015:
Assets:
Limited partnerships	$75,458	$-	$-	$75,458	$75,458

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
	2016					2015
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$66,909	$68,726	$71,235	$69,141		$66,446	$65,449	$65,445	$65,995
Net investment income	3,440	3,549	3,513	3,982		2,815	2,898	3,014	3,771
Net gains (losses) on investments	9,012	280	7,732	6,204		3,743	(1,166)	(2,086)	(1,753)
Losses and loss expenses incurred	38,623	42,666	56,827	48,366		41,646	37,031	35,212	41,860

Net income	14,112	5,969	4,001	4,864		6,243	5,718	7,780	3,541

Net income per share - diluted	$.94	$.40	$.27	$.32		$.42	$.38	$.52	$.24

Note P - Statutory

Net income of the Insurance Subsidiaries, all of which are wholly-owned, as determined in accordance with statutory accounting practices, was $31,647, $25,627 and $27,143 for 2016, 2015 and 2014, respectively.  Consolidated statutory capital and surplus for these subsidiaries was $399,314 and $390,823 at December 31, 2016 and 2015, respectively, of which $64,260 may be transferred by dividend or loan to the parent company during calendar year 2017 with proper notification to, but without approval from, regulatory authorities.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital ("RBC") requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2016, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $85,842.  Actual consolidated statutory capital and surplus at December 31, 2016 exceeded this requirement by $313,473.

Note Q - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2016, 2015 and 2014 was $157, $175 and $330, respectively.  At December 31, 2016, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2017	$349
2018	207
2019	207
2020 and thereafter	10
Total minimum payments required	$773

Note R – Accumulated Other Comprehensive Income

A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2016	2015
Investments:
Total unrealized gain before federal income taxes	$52,386	$59,883
Deferred tax liability	(18,335)	(20,959)
Net unrealized gains on investments	34,051	38,924

Foreign exchange adjustment:
Total unrealized losses	(1,278)	(1,640)
Deferred tax benefit	447	574
Net unrealized losses on foreign exchange adjustment	(831)	(1,066)

Accumulated other comprehensive income	$33,220	$37,858

Details of changes in net unrealized gains on investments for the years ended December 31 are as follows:

	2016	2015	2014
Investments:
Pre-tax holding gains (losses) on debt and
equity securities arising during period	$13,259	$(19,445)	$12,055
Less: applicable federal income taxes	4,641	(6,806)	4,220
	8,618	(12,639)	7,835

Pre-tax gains on debt and equity securities
included in net income during period	20,755	426	7,823
Less: applicable federal income taxes	7,264	149	2,739
	13,491	277	5,084

Change in unrealized gains on investments	$(4,873)	$(12,916)	$2,751

Note R – Accumulated Other Comprehensive Income (continued)

Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2016	2015	2014

Beginning accumulated other comprehensive income	$37,858	$52,230	$50,490
Change in foreign exchange adjustment	235	(1,456)	(1,011)
Change in unrealized net gains on investments	(4,873)	(12,916)	2,751
Ending accumulated other comprehensive income	$33,220	$37,858	$52,230

	2016	2015	2014

Beginning retained earnings	$303,053	$294,773	$280,003
Net income	28,945	23,283	29,717
Dividends	(15,803)	(15,003)	(14,947)
Ending retained earnings	$316,195	$303,053	$294,773

Note S – Debt

The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both December 31, 2016 and 2015.  At December 31, 2016, the effective interest rate was 1.86%.  The Company has $20,000 remaining unused under the line of credit at December 31, 2016.  The current outstanding borrowings were used for general corporate purposes.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2016, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the three months ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Baldwin & Lyons, Inc.

We have audited Baldwin & Lyons, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Baldwin & Lyons, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Baldwin & Lyons, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Baldwin & Lyons, Inc. and subsidiaries and our report dated March 6, 2017 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Indianapolis, Indiana
March 6, 2017

Item 9B.  OTHER INFORMATION

None.
PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company's directors and nominees for director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

The executive officers of the Company are expected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.

The following summary sets forth certain information concerning the Company's executive officers as of December 31, 2016:

Name	Age	Title	Served in Such Capacity Since
W. Randall Birchfield	52	Chief Executive Officer and President	2016 (1)
Steven A. Shapiro	52	Executive Chairman	2015 (2)
William C. Vens	45	Chief Financial Officer	2016 (3)
Michael J. Case	47	Chief Operating Officer and Executive Vice President	2016 (4)
Matthew A. Thompson	52	Executive Vice President	2016 (5)

(1)  Mr. Birchfield was elected Chief Executive Officer in May, 2016 and President in August, 2016.  He joined the Company in 2013 as Vice President of Underwriting and served as Executive Vice President from April 2014 until 2016.  Prior to joining the Company, Mr. Birchfield served as Vice President of Allstate Insurance Company from 2011 to 2013.

(2)  Mr. Shapiro was elected Executive Chairman in October, 2015.  He has served as the lead director since 2010 and has served on the Board since 2007.  Mr. Shapiro has also served as Vice President of SF Investments since 1991.

(3)  Mr. Vens was elected Chief Financial Officer in August, 2016.  Mr. Vens joined the Company in June 2014 as Managing Director – Finance and after that served as Vice President of Strategy and Planning from June 2016 until August 2016.  Prior to joining the Company, Mr. Vens served as Chief Financial Officer of HighWave Energy, Inc. from 2011 to May 2014.

(4)  Mr. Case was elected Chief Operating Officer in May, 2016 and Executive Vice President in July, 2016.  He previously served as Senior Vice President, Secretary and General Counsel of the Company from May 2015 to July 2016 and served as Vice President, General Counsel and Secretary of the Company's subsidiaries Protective Insurance Company, Sagamore Insurance Company and Protective Specialty Insurance Company from 2008 to 2015.

(5)  Mr. Thompson was elected Executive Vice President in November, 2016.  He previously served as Senior Vice President of the Company from 2015 to 2016 and as Vice President of Sales from 2011 to 2015.

Code of Conduct

The Board of Directors has adopted a Code of Business Conduct (the "Code") as our code of ethics document, which is applicable to all directors, officers at the vice president level and above, as well as certain other employees with control over accounting data.  The Code incorporates our guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code also incorporates our expectations of our employees that enable us to comply with applicable laws, rules and regulations and to provide accurate and timely disclosure in our filings with the SEC and other public communications.

The Code is available on the Corporation's website at www.baldwinandlyons.com. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  Any amendments are properly posted.  Copies can also be obtained by contacting our investor relations at investors@baldwinandlyons.com or by written request to Baldwin & Lyons, Inc., Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is incorporated herein by reference from the Company's definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

 Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.  List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this report.

Consolidated Balance Sheets - December 31, 2016 and 2015
Consolidated Statements of Operations - Years ended December 31, 2016, 2015 and 2014 Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.	List of Financial Statement Schedules--The following consolidated financial statement schedules of Baldwin & Lyons, Inc. and subsidiaries are included in this Annual Report on Form 10-K:

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

3. List of Exhibits:

Number & Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(3) (Articles of Incorporation & By Laws)
EXHIBIT 3(i) –
Articles of Incorporation of Baldwin & Lyons, Inc., as amended (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual meeting held May 10, 2016)

EXHIBIT 3(ii)-- By-Laws of Baldwin & Lyons, Inc., as amended May 10, 2016 (Incorporated as an exhibit by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed May 13, 2016)
(10) (Material Contracts)
EXHIBIT 10(a)-- 1981 Employee Stock Purchase Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 1981) (SEC File No. 000-05534)*

EXHIBIT 10(f)--
Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010) (SEC File No. 000-05534)*

EXHIBIT 10(g)--
Baldwin & Lyons, Inc. Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010) (SEC File No. 000-05534)*

(21) (Subsidiaries of the registrant)	EXHIBIT 21---- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
(31) (Certification)	EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

Number & Caption from
       Exhibit Table of
Item 601 of Regulation S-K	Exhibit Number and Description

(32) (Certification)	EXHIBIT 32--
Certification of CEO and CFO pursuant to Section 906 of the
Sarbanes-Oxley Act and 18 U.S.C. 1350

(101)
The following materials from Baldwin & Lyons, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

*  Indicates management contracts or compensating plans or arrangements.

Item 16.  FORM 10-K SUMMARY

None.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2016

Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands)

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)

Fixed Maturities:
Bonds:
Agency collateralized mortgage obligations	6,000	6,171	6,171
Agency mortgage-backed securities	4,751	4,770	4,770
Asset-backed securities	45,207	45,183	45,183
Bank loans	10,222	10,349	10,349
Certificates of deposit	3,126	3,117	3,117
Collateralized mortgage obligations	9,096	9,104	9,104
Corporate securities	143,356	142,683	142,683
Mortgage-backed securities	23,904	24,571	24,571
Municipal obligations	130,204	129,335	129,335
Non-U.S. government obligations	26,461	24,681	24,681
U.S. government obligations	92,234	91,940	91,940
Total fixed maturities	494,561	491,904	491,904

Equity Securities:
Common Stocks:
Consumer	15,231	32,576	32,576
Energy	5,641	12,842	12,842
Financial	22,417	31,186	31,186
Industrial	6,239	21,145	21,145
Technology	4,117	8,858	8,858
Mutual fund	6,930	6,995	6,995
Other	4,327	6,343	6,343
Total equity securities	64,902	119,945	119,945

Limited partnerships	32,431	32,431	32,431

Short-term:
Certificates of deposit	1,500	1,500	1,500
Total short-term and other	1,500	1,500	1,500

Total investments	$593,394	$645,780	$645,780

(A) Investments presented above do not include $49,145 of money market funds classified with cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Balance Sheets
	December 31
	2016	2015
Assets
Investment in subsidiaries	$409,892	$405,192
Due from affiliates	3,381	2,945
Investments other than subsidiaries:
Fixed maturities	10,166	12,181
Limited partnerships	205	208
	10,371	12,389
Cash and cash equivalents	14,995	17,934
Accounts receivable	7,602	6,418
Other assets	25,763	21,067
Total assets	$472,004	$465,945
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$11,973	$21,672
Deposits from insureds	30,087	23,484
Short-term borrownings	20,000	20,000
Other liabilities	5,599	6,291
	67,659	71,447
Shareholders' equity:
Common stock:
Class A	112	112
Class B	532	529
Additional paid-in capital	54,286	52,946
Unrealized net gains on investments	34,051	38,924
Foreign exchange adjustment	(831)	(1,066)
Retained earnings	316,195	303,053
	404,345	394,498

Total liabilities and shareholders' equity	$472,004	$465,945

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Operations
	Year Ended December 31
	2016	2015	2014
Revenue:
Commissions and service fees	$27,736	$23,523	$22,153
Cash dividends from subsidiaries	20,000	20,000	15,000
Net investment income	134	120	102
Net realized losses on investments	(3)	(22)	(27)
Other	(24)	(17)	126
	47,843	43,604	37,354
Expenses:
Salary and related items	17,462	17,616	15,543
Other	10,808	7,297	7,978
	28,270	24,913	23,521
Income before federal income taxes
and equity in undistributed
income of subsidiaries	19,573	18,691	13,833
Federal income tax benefit	(69)	(350)	(294)
	19,642	19,041	14,127
Equity in undistributed income
of subsidiaries	9,303	4,242	15,590

Net income	$28,945	$23,283	$29,717

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.
(Dollars in thousands)

Condensed Statements of Cash Flows
	Year Ended December 31
	2016	2015	2014

Net cash provided by operating activities	$15,484	$21,841	$19,719

Investing activities:
Purchases of long-term investments	(4,000)	(4,792)	(6,398)
Sales or maturities of long-term investments	3,493	4,194	5,253
Net sales of short-term investments	2,165	-	-
Distributions from limited partnerships	-	-	13
Net purchases of property and equipment	(4,278)	(4,921)	(6,873)
Net cash used in investing activities	(2,620)	(5,519)	(8,005)

Financing activities:
Dividends paid to shareholders	(15,803)	(15,003)	(14,947)
Drawings on line of credit	-	-	10,000
Net cash used in financing activities	(15,803)	(15,003)	(4,947)
Increase (decrease) in cash and cash equivalents	(2,939)	1,319	6,767
Cash and cash equivalents at beginning of year	17,934	16,615	9,848
Cash and cash equivalents at end of year	$14,995	$17,934	$16,615

Note to Condensed Financial Statements - Basis of Presentation
The Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of subsidiaries since the date of acquisition.  The Company's share of net income of its subsidiaries is included in income using the equity method.  These financial satements should be read in conjunction with the Company's consolidated financial statements.

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
		Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(C)	(A)		(B) (C)
Property/Casualty
Insurance

2016	$1,172	$531,008	$18,947	---	$264,753	$14,483	$171,735	$51,597	$8,180	$264,459

2015	1,443	464,305	18,579	---	242,364	12,498	142,258	50,270	13,682	238,330

2014	2,263	449,133	23,659	---	224,683	9,055	139,308	48,872	14,033	224,258

Reinsurance

2016	---	$45,322	$2,747	---	$11,258	$14,483	$14,746	---	$8,180	$7,293

2015	---	49,291	6,712	---	20,971	12,498	13,492	---	13,682	16,323

2014	---	56,969	11,360	---	36,944	9,055	20,288	---	14,033	37,913

(A)  Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories wold change if different methods were applied.

(B)  Commission allowances relating to reinsurance ceded are offset against other operating expenses.

(C)  Amounts are not broken down into separate segments; entire consolidated amount included in each segment.

SCHEDULE IV -- REINSURANCE

Form 10-K
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net

Premiums Earned -
Property/casualty insurance:

Years Ended December 31:

2016	$394,679	$130,012	$11,344	$276,011	4.1

2015	370,499	128,697	21,533	263,335	8.0

2014	342,656	119,248	38,219	261,627	14.1

Note:  Included in Ceded to Other Companies is $86, $562 and $1,275 for 2016, 2015 and 2014, respectively, relating to retrocessions associated with premiums assumed from other companies.  Amount Assumed to Net percentage above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim
		for Unpaid	Discount,				Adjustment Expenses		Amortization of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisition	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2016	$1,172	$576,330	$-	$21,694	$276,011	$14,483	$172,645	$13,836	$51,597	$163,467	$271,752
2015	1,443	513,596	2,110	25,291	263,335	12,498	165,812	(10,062)	50,270	149,580	254,653
2014	2,263	506,102	3,129	35,019	261,627	9,055	169,950	(10,354)	48,872	152,101	262,171

(A)  Loss reserves on certain reinsurance assumed and permanent total disability workers' compensation claims have been discounted to present value using pretax interest rates not exceeding 3.5% through 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALDWIN & LYONS, INC.

March 6, 2017
By /s/ W. Randall Birchfield W. Randall Birchfield, Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 6, 2017 By /s/ Stuart D. Bilton Stuart D. Bilton, Director March 6, 2017
By /s/ W. Randall Birchfield W. Randall Birchfield, Director, President and Chief Executive Officer (Principal Executive Officer)

March 6, 2017
By /s/ Michael B. Edwards Michael B. Edwards, Chief Accounting Officer and Treasurer (Principal Accounting Officer)
March 6, 2017
By /s/ Otto N. Frenzel IV Otto N. Frenzel IV, Director
March 6, 2017 By /s/ Philip V. Moyles Jr. Philip V. Moyles Jr., Director March 6, 2017
By /s/ John M. O'Mara John M. O'Mara, Director

March 6, 2017
By /s/ Thomas H. Patrick Thomas H. Patrick, Director

Signatures (continued) March 6, 2017
By /s/ John A. Pigott John A. Pigott, Director

March 6, 2017
By /s/ Kenneth D. Sacks Kenneth D. Sacks, Director

March 6, 2017
By /s/ Nathan Shapiro Nathan Shapiro, Director

March 6, 2017
By /s/ Norton Shapiro Norton Shapiro, Director

March 6, 2017
By /s/ Robert Shapiro Robert Shapiro, Director
March 6, 2017
By /s/ Steven A. Shapiro Steven A. Shapiro, Executive Chairman

March 6, 2017
By /s/ William C. Vens William C. Vens, Chief Financial Officer (Principal Financial Officer)
March 6, 2017
By /s/ Arshad R. Zakaria Arshad R. Zakaria, Director

ANNUAL REPORT ON FORM 10-K

ITEM 15(c)--CERTAIN EXHIBITS

YEAR ENDED DECEMBER 31, 2016

BALDWIN & LYONS, INC.

CARMEL, INDIANA

BALDWIN & LYONS, INC.
Form 10-K for the Fiscal Year
Ended December 31, 2016

INDEX TO EXHIBITS

Exhibit No.
EXHIBIT 3(i)--
Articles of Incorporation of Baldwin & Lyons, Inc. as amended (Incorporated as an exhibit by reference to Exhibit 3(a) to the Company's Annual Report on Form
10-K for the year ended December 31, 1986)

EXHIBIT 3(ii)-- By-Laws of Baldwin & Lyons, Inc., as restated

EXHIBIT 10(a)--
1981 Employees Stock Purchase Plan (Incorporated as an exhibit by  reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 1981) (SEC File No. 000-05534)*

EXHIBIT 10(f)--
Baldwin & Lyons, Inc. Executive Incentive Bonus Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010) (SEC File No. 000-05534)*

EXHIBIT 10(g)--
Baldwin & Lyons, Inc. Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010) (SEC File No. 000-05534)*

EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.
EXHIBIT 23-- Consent of Ernst & Young LLP

EXHIBIT 24-- Powers of Attorney for certain Officers and Directors
EXHIBIT 31.1-- Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
EXHIBIT 32-- Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 *  Indicates management contracts or compensating plans or arrangements.