Form 10-Q
period 2017-03-31
BALDWIN & LYONS INC
filed 2017-05-10
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                                                                                       For Quarter Ended Commission file number
                                                                                                                                                      March 31, 2017 0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓       No___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ✓       No ____
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer   ✓     Non-accelerated filer ____
Smaller reporting company ____   Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2017:
Common Stock, No Par Value:                                                               Class A (voting)                   2,623,109
                                                                                                          Class B (nonvoting)           12,481,081
                                                                                                                                                         15,104,190

PART I – FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

(in thousands, except share data)

	March 31	December 31
	2017	2016
Assets
Investments:
Fixed maturities	$508,802	$491,904
Equity securities	135,514	119,945
Limited partnerships	65,739	76,469
Short-term and other	1,500	1,500
	711,555	689,818

Cash and cash equivalents	61,761	62,976
Accounts receivable	67,303	64,984
Reinsurance recoverable	262,423	255,024
Other assets	75,148	78,732
Current federal income taxes recoverable	-	2,603
	$1,178,190	$1,154,137

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$578,841	$576,330
Reserves for unearned premiums	25,968	21,694
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	125,375	120,356
Current federal income taxes	946	-
Deferred federal income taxes	14,158	11,412
	765,288	749,792
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2017 - 2,623,109; 2016 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2017 - 12,481,081; 2016 - 12,460,900	533	532
Additional paid-in capital	54,766	54,286
Unrealized net gains on investments	39,386	34,051
Foreign exchange adjustment	(766)	(831)
Retained earnings	318,871	316,195
	412,902	404,345
	$1,178,190	$1,154,137

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended
	March 31
	2017	2016
Revenues
Net premiums earned	$73,974	$66,909
Net investment income	3,692	3,440
Commissions and other income	981	1,364
Net realized gains on investments, excluding
impairment losses	6,294	11,072
Total other-than-temporary impairment losses on investments	-	(2,060)
Net realized gains on investments	6,294	9,012
	84,941	80,725

Expenses
Losses and loss expenses incurred	48,599	38,623
Other operating expenses	26,164	20,664
	74,763	59,287
Income before federal income taxes	10,178	21,438
Federal income taxes	3,422	7,326
Net income	$6,756	$14,112

Per share data:
Basic and diluted earnings	$.45	$.94

Dividends paid to shareholders	$.27	$.26

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,096	15,044
Dilutive effect of share equivalents	8	32
Average shares outstanding - diluted	15,104	15,076

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31
	2017	2016

Net income	$6,756	$14,112

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains (losses) arising during the period	5,990	(775)
Less: reclassification adjustment for net gains (losses)
included in net income	655	7,275
	5,335	(8,050)

Foreign currency translation adjustments	65	419

Other comprehensive income (loss)	5,400	(7,631)

Comprehensive income	$12,156	$6,481

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31
	2017	2016

Net cash provided by operating activities	$6,398	$1,973
Investing activities:
Purchases of available-for-sale investments	(115,947)	(112,301)
Proceeds from sales or maturities
of available-for-sale investments	105,282	89,042
Net (purchases) sales of short-term investments	(7,290)	5
Other investing activities	14,357	(1,154)
Net cash used in investing activities	(3,598)	(24,408)
Financing activities:
Dividends paid to shareholders	(4,080)	(3,977)
Net cash used in financing activities	(4,080)	(3,977)

Effect of Foreign exchange rates on cash and cash equivalents	65	419

Decrease in cash and cash equivalents	(1,215)	(25,993)
Cash and cash equivalents at beginning of period	62,976	73,538
Cash and cash equivalents at end of period	$61,761	$47,545

See notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies

Description of Business:  Baldwin & Lyons, Inc. (the "Company"), based in Carmel, Indiana, is a specialty property-casualty insurer providing liability coverage for large to small-sized trucking and public transportation fleets.   The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments - property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.  The prior period segment information throughout this Quarterly Report on Form 10-Q was updated to conform to the current year presentation.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ended December 31, 2017.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its condensed consolidated statements of income, its proportionate share of the investee's unrealized, as well as realized, investment gains or losses.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In accordance with the Financial Accounting Standards Board's ("FASB") other-than-temporary impairment guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the condensed consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the condensed consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity (accumulated other comprehensive income).

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. The Company is currently evaluating the effects that adoption of ASU 2016-02 will have on its consolidated financial statements, results of operations and cash flows. The Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effects that adoption of ASU 2016-13 will have on its consolidated financial statements, results of operations and cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04.  This amendment removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation.  The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the guidance to have a material impact on its results of operations, financial position or liquidity.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at March 31, 2017 and December 31, 2016:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2017
Fixed maturities
Agency collateralized mortgage obligations	$7,446	$7,065	$381	$-	$381
Agency mortgage-backed securities	10,693	10,683	54	(44)	10
Asset-backed securities	48,241	47,306	1,015	(80)	935
Bank loans	9,144	9,041	120	(17)	103
Certificates of deposit	3,119	3,125	-	(6)	(6)
Collateralized mortgage obligations	6,119	6,034	262	(177)	85
Corporate securities	182,308	181,917	2,056	(1,665)	391
Mortgage-backed securities	24,019	23,735	880	(596)	284
Municipal obligations	128,883	128,818	621	(556)	65
Non-U.S. government obligations	21,428	22,545	254	(1,371)	(1,117)
U.S. government obligations	67,402	67,683	60	(341)	(281)
Total fixed maturities	508,802	507,952	5,703	(4,853)	850
Equity securities:
Consumer	41,624	21,194	20,825	(395)	20,430
Energy	11,025	5,552	5,514	(41)	5,473
Financial	35,109	25,836	9,522	(249)	9,273
Industrial	24,147	7,981	16,336	(170)	16,166
Technology	9,518	3,933	5,585	-	5,585
Mutual fund	7,311	6,930	472	(91)	381
Other	6,780	4,344	2,633	(197)	2,436
Total equity securities	135,514	75,770	60,887	(1,143)	59,744

Total	$644,316	$583,722	$66,590	$(5,996)	60,594

				Applicable federal income taxes	(21,208)

				Net unrealized gains - net of tax	$39,386

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2016
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$6,000	$171	$-	$171
Agency mortgage-backed securities	4,770	4,751	57	(38)	19
Asset-backed securities	45,183	45,207	458	(482)	(24)
Bank loans	10,349	10,222	149	(22)	127
Certificates of deposit	3,117	3,126	-	(9)	(9)
Collateralized mortgage obligations	9,104	9,096	290	(282)	8
Corporate securities	142,683	143,356	1,643	(2,316)	(673)
Mortgage-backed securities	24,571	23,904	1,132	(465)	667
Municipal obligations	129,335	130,204	391	(1,260)	(869)
Non-U.S. government obligations	24,681	26,461	230	(2,010)	(1,780)
U.S. government obligations	91,940	92,234	74	(368)	(294)
Total fixed maturities	491,904	494,561	4,595	(7,252)	(2,657)
Equity securities:
Consumer	32,576	15,231	17,656	(311)	17,345
Energy	12,842	5,641	7,203	(2)	7,201
Financial	31,186	22,417	8,998	(229)	8,769
Industrial	21,145	6,239	15,098	(192)	14,906
Technology	8,858	4,117	4,769	(28)	4,741
Mutual fund	6,995	6,930	121	(56)	65
Other	6,343	4,327	2,181	(165)	2,016
Total equity securities	119,945	64,902	56,026	(983)	55,043

Total	$611,849	$559,463	$60,621	$(8,235)	52,386

				Applicable federal income taxes	(18,335)

				Net unrealized gains - net of tax	$34,051

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at March 31, 2017 and December 31, 2016, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	March 31, 2017			December 31, 2016
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	375	$258,128	$(3,133)	397	$291,048	$(4,380)
Greater than 12 months	36	10,003	(1,720)	54	32,054	(2,872)
Total fixed maturities	411	268,131	(4,853)	451	323,102	(7,252)

Equity securities:
12 months or less	46	36,038	(1,143)	35	20,698	(983)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	46	36,038	(1,143)	35	20,698	(983)
Total fixed maturity and equity securities	457	$304,169	$(5,996)	486	$343,800	$(8,235)

The fair value and the cost or amortized costs of fixed maturity investments at March 31, 2017, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$71,509	$71,658
Excess of one year to five years	291,246	292,665
Excess of five years to ten years	44,862	44,194
Excess of ten years	4,667	4,612
Contractual maturities	412,284	413,129
Asset-backed securities	96,518	94,823
Total	$508,802	$507,952

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying condensed consolidated statements of income.

	Three Months Ended
	March 31
	2017	2016
Fixed maturities:
Gross gains	$888	$1,277
Gross losses	(1,373)	(2,896)
Net realized losses	(485)	(1,619)

Equity securities:
Gross gains	1,606	15,510
Gross losses	(113)	(2,700)
Net realized gains	1,493	12,810

Limited partnerships - net gain (loss)	5,286	(2,179)

Total net gains	$6,294	$9,012

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended
	March 31
	2017	2016

Realized net gains on the disposal of securities	$399	$8,309
Mark-to-market adjustment	(284)	(301)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	5,286	(2,179)
Impairment:
Write-downs based upon objective criteria	-	(2,060)
Recovery of prior write-downs
upon sale or disposal	893	5,243

Total net gains	$6,294	$9,012

The mark-to-market adjustments in the table above represent the changes in fair value of options embedded in convertible debt securities held by the Company.

Shareholders' equity at March 31, 2017 included approximately $28,312, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At March 31, 2017, limited partnership investments included approximately $37,737 invested in two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which a portion of the gains will be paid to the affiliated organizations.

At March 31, 2017, the Company's invested assets, excluding limited partnership investments, included approximately $23,531 in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2017 and 2016 comparative periods.

	2017	2016
Three months ended March 31:
Premiums ceded to reinsurers	$31,308	$31,263
Losses and loss expenses
ceded to reinsurers	19,474	29,324
Commissions from reinsurers	7,408	9,137

(4) Loss and Loss Expense Reserves:
Activity in the reserves for losses and loss expenses for the three months ended March 31, 2017 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2017	2016
Reserves at the beginning of the quarter	$324,767	$301,753

Provision for losses and loss expenses:
Claims occurring during the current quarter	48,487	39,861
Claims occurring during prior quarters	112	(1,238)
Total incurred	48,599

Loss and loss expense payments:
Claims occurring during the current quarter	9,508	7,087
Claims occurring during prior quarters	41,814	35,526
Total paid	51,322	42,613
Reserves at the end of the quarter	322,044	298,296

Reinsurance recoverable on unpaid losses at the end of the quarter	256,797	226,498
Reserves, gross of reinsurance
recoverable, at the end of the quarter	$578,841	$524,794

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The table above shows that a deficiency of $112 developed during the first three months of 2017 in the settlement of claims occurring on or before December 31, 2016.  This development is composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5) Segment Information:
The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides workers' compensation coverage to small businesses.  Through this segment, the Company offers a range of products and services, the most significant being commercial auto and workers' compensation.

The following table summarizes segment revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31
	2017	2016

Revenues:
Net premiums earned	$73,974	$66,909
Net investment income	3,692	3,440
Net realized gains on investments	6,294	9,012
Other	981	1,364
Total revenues	$84,941	$80,725

(6) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both March 31, 2017 and December 31, 2016.  At March 31, 2017, the effective interest rate was 2.08%.  The Company has $20,000 remaining unused under the line of credit at March 31, 2017.  The current outstanding borrowings were used for general corporate purposes.

 (7) Taxes:
As of March 31, 2017, the Company's calendar years 2016, 2015 and 2014 remain subject to examination by the IRS.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(8) Fair Value:
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$7,446	$-	$7,446	$-
Agency mortgage-backed securities	10,693	-	10,693	-
Asset-backed securities	48,241	-	40,980	7,261
Bank loans	9,144	-	-	9,144
Certificates of deposit	3,119	3,119	-	-
Collateralized mortgage obligations	6,119	-	5,225	894
Corporate securities	177,294	20,025	156,477	792
Options embedded in convertible securities	5,015	-	5,015	-
Mortgage-backed securities	24,019	-	21,772	2,247
Municipal obligations	128,882	-	128,769	113
Non-U.S. government obligations	21,428	-	21,428	-
U.S. government obligations	67,402	-	67,402	-
Total fixed maturities	508,802	23,144	465,207	20,451
Equity securities:
Consumer	41,624	41,624	-	-
Energy	11,025	11,025	-	-
Financial	35,109	35,109	-	-
Industrial	24,147	23,139	1,008	-
Technology	9,518	9,518	-	-
Mutual fund	7,311	3,646	3,665	-
Other	6,780	6,780	-	-
Total equity securities	135,514	130,841	4,673	-
Short term	1,500	1,500	-	-
Cash equivalents	50,719	-	50,719	-
Total	$696,535	$155,485	$520,599	$20,451

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of December 31, 2016:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$6,171	$-	$6,171	$-
Agency mortgage-backed securities	4,770	-	4,770	-
Asset-backed securities	45,183	-	37,919	7,264
Bank loans	10,349	-	-	10,349
Certificates of deposit	3,117	3,117	-	-
Collateralized mortgage obligations	9,104	-	6,409	2,695
Corporate securities	137,932	-	135,794	2,138
Options embedded in convertible securities	4,751	-	4,751	-
Mortgage-backed securities	24,571	-	22,206	2,365
Municipal obligations	129,335	-	129,190	145
Non-U.S. government obligations	24,681	-	24,419	262
U.S. government obligations	91,940	-	91,940	-
Total fixed maturities	491,904	3,117	463,569	25,218
Equity securities:
Consumer	32,576	32,576	-	-
Energy	12,842	12,842	-	-
Financial	31,186	30,943	243	-
Industrial	21,145	20,262	883	-
Technology	8,858	8,858	-	-
Mutual fund	6,995	-	6,995	-
Other	6,343	6,343	-	-
Total equity securities	119,945	111,824	8,121	-
Short term	1,500	1,500	-	-
Cash equivalents	59,683	-	59,683	-
Total	$673,032	$116,441	$531,373	$25,218

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

Level 3 - Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Level 3 assets consist of a portfolio of asset and mortgage-backed securities, bank loans, collateralized mortgage obligations, corporate securities and a limited amount of municipal and foreign government obligations.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 during the three months ended March 31, 2017 and 2016 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31:

	2017	2016
Beginning of period balance	$25,218	$16,793
Total gains or losses (realized or unrealized)
included in income	261	(175)
Purchases	1,069	-
Settlements	(5,602)	(316)
Transfers into Level 3	113	-
Transfers out of Level 3	(608)	-
End of period balance	$20,451	$16,302

Quoted market prices are obtained whenever possible.  Where quoted market prices are not available, fair values are estimated using present value or other valuation techniques.  These techniques are significantly affected by the Company's assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.
In addition to the preceding disclosures on assets recorded at fair value in the condensed consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the condensed consolidated balance sheets.
Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.  The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Short-term borrowings: The fair value of the Company's short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to the Company for debt of similar terms and remaining maturities.
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2017
Assets: Limited partnerships	$65,739	$-	$-	$65,739	$65,739
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2016
Assets: Limited partnerships	76,469	-	-	76,469	76,469
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(9) Restricted Stock:
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

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.
Effective February 8, 2017, the Company awarded 20,181 shares of Class B restricted stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.  The restricted shares represent a portion of the calendar year 2016 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest over a three-year period from the date of grant and will be distributed solely in the Company's Class B common stock.  The restricted shares were valued based on the closing price of the Company's Class B common stock on the day the award was granted.  Each share was valued at $23.80 per share, representing a total value of $480.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(10) Litigation, Commitments and Contingencies:
In the ordinary, regular and routine course of their business, the Company and its insurance subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

(11) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the three months ended March 31, 2017:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(831)	$34,051	$33,220

Other comprehensive income
before reclassifications	65	5,990	6,055

Amounts reclassified from
accumulated other
comprehensive income	-	(655)	(655)

Net current-period other
comprehensive income	65	5,335	5,400

Ending balance	$(766)	$39,386	$38,620

(12) Other Operating Expenses:
During 2015, the Company entered into a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2017 and 2016 under this brokerage agreement.  Total commission expense for the three months ended March 31, 2017 and 2016 was $155 and $0, respectively.

(13) Subsequent Events:
The Company has evaluated subsequent events for recognition or disclosure in these condensed consolidated financial statements filed on Form 10-Q with the Securities and Exchange Commission and no events have occurred through the filing date of this Form 10-Q which require recognition or disclosure.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

The Company specializes in marketing and underwriting insurance for the transportation industry.  Backed by its long history, the Company offers diverse products in the property and casualty insurance market.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments - property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.  The prior period segment information throughout this Quarterly Report on Form 10-Q was updated to conform to the current year presentation.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

The Company generally experiences positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Company's property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of net premiums earned on a consolidated basis, and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products, and certain contracts call for reinsurance payment patterns which do not coincide with the collection of premiums by the Company from its insureds.

For the first three months of 2017, the Company produced positive cash flow from operations totaling $6.4 million, which compares to positive cash flow from operations of $2.0 million generated during the first three months of 2016.  The increase in cash flow from the 2016 period was mainly due to higher premium volume during the first quarter of 2017.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's fixed maturity and short-term investment portfolio increased slightly to 4.7 years during the first quarter of 2017. The average duration of the Company's fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of the Company's liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners, which are designed to provide protection for both policyholders and shareholders.

As a result of the increased cash flow from operations noted above, net cash used in investing activities totaled $3.6 million and $24.4 million for the three months ended March 31, 2017 and 2016, respectively.

Financing activity for the first three months of 2017 consisted solely of the regular cash dividend payments to shareholders of $4.1 million ($.27 per share).  Financing activity for the first three months of 2016 consisted solely of the regular cash dividend payments to shareholders of $4.0 million ($.26 per share).

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of both March 31, 2017 and December 31, 2016.  At March 31, 2017, the effective interest rate was 2.08%.  The Company had $20.0 million remaining unused under the line of credit at March 31, 2017.  The Company's revolving line of credit has three financial covenants, each of which were met as of March 31, 2017.  The three financial covenants relate to a minimum GAAP net worth, a minimum Statutory surplus and a minimum A.M. Best rating.
The Company's assets at March 31, 2017 included $52.2 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $72.0 million of fixed maturity investments will mature within the twelve-month period following March 31, 2017.  The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company's reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2017, $69.3 million may be transferred by dividend or loan to the parent company during the remainder of 2017 without approval by, or prior notification to, regulatory authorities.  An additional $248.2 million of shareholder's equity of the Company's insurance subsidiaries could, theoretically, be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the Company's insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $18.2 million at March 31, 2017.

Net premiums written by the Company's insurance subsidiaries for the first three months of 2017 equaled approximately 77% of the combined statutory surplus of these subsidiaries, a level consistent with the past several years.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Company's insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the National Association of Insurance Commissioners as of March 31, 2017.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

Results of Operations

Comparison of First Quarter 2017 to First Quarter 2016

The following table provides information regarding premiums written and earned for the quarters ended March 31 (dollars in thousands):

	2017	2016

Gross Premiums Written	$110,028	$96,153
Net Premiums Written	77,530	64,565
Net Premiums Earned	73,974	66,909

Gross premiums written during the first quarter of 2017 increased $13.9 million (14.4%), while net premiums earned increased $7.1 million (10.6%), as compared to the same period of 2016.  The higher premiums were due to increases in both commercial automobile and workers' compensation products.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on the Company's insurance business averaged 29.6% of gross premiums written for the first quarter of 2017 compared to 33.9% in the 2016 first quarter, with the decrease attributable principally to the mix of premiums associated with various reinsurance treaties.

Net investment income, before tax, during the first quarter of 2017 was 7.3% higher than the first quarter of 2016 due primarily to increased pre-tax yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues, as well as a 3.6% increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 7.9% during the first quarter of 2017 compared to the 2016 first quarter, reflecting the mix between taxable and tax-exempt investment income.

The first quarter 2017 net realized investment gains of $6.3 million resulted primarily from $5.3 million in gains from the Company's investments in limited partnerships and $0.4 million in gains from direct trading activities.  Comparative first quarter 2016 net realized investment gains were $9.0 million, consisting primarily of $8.3 million in gains reported from direct trading activities (net of impairment write-downs of $2.1 million and impairment recoveries of $5.2 million) and $2.9 million in net gains from impairment allowances and mark-to-market adjustments, partially offset by $2.2 million in realized losses from the Company's investments in limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2017 increased $10.0 million (25.8%) compared to the 2016 first quarter, resulting in a loss ratio of 65.7%, compared to a loss ratio of 57.7% during the first quarter of 2016.  The year-over-year increase in losses and loss expenses and in the loss ratio reflected both unusually favorable loss experience in the Company's fleet transportation products during the first quarter of 2016 and unfavorable loss experience during the first quarter of 2017 due in part to a severe charter bus loss.

Other operating expenses for the first quarter of 2017 increased $5.5 million, or 26.6%, from the first quarter of 2016.  The ratio of consolidated other operating expenses to net premiums earned plus net investment income plus commissions and other income (collectively, "operating revenue") was 33.3% during the first quarter of 2017 compared to 28.8% for the 2016 first quarter.

The effective federal tax rate on consolidated income for the first quarter of 2017 was 33.6% compared to 34.2% for the 2016 first quarter.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in losses and loss expenses incurred, net income decreased $7.4 million during the first quarter of 2017 as compared to the 2016 first quarter.

Forward-Looking Information

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties include without limitation the following:  (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;  (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations;  (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission including, but not limited to, those risks set forth in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2016; and (iv) other risks and factors which may be beyond the control or foresight of the Company.  Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016.

Concentrations of Credit Risk

The Company's insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2017, amounts due from reinsurers on paid and unpaid losses are estimated to total approximately $257 million.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2017, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you also should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2016. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

(101)
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    May 10, 2017
                                                                                            By /s/ W. Randall Birchfield
            W. Randall Birchfield,
     Chief Executive Officer & President

Date    May 10, 2017
                                                                                             By /s/ William C. Vens
                                                                                                         William C. Vens,
                                                                                                            Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

EXHIBIT 31.1
Certification of CEO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 31.2
Certification of CFO
pursuant to Section 302 of the
Sarbanes-Oxley Act

EXHIBIT 32
Certification of CEO and CFO
pursuant to 18 U.S.C. 1350,
as adopted pursuant to Section
906 of the Sarbanes-Oxley Act

EXHIBIT 101
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.