Form 10-Q
period 2017-06-30
BALDWIN & LYONS INC
filed 2017-08-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                                          For the Quarterly Period Ended Commission file number
                                                                                      June 30, 2017                                0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of Incorporation or organization	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2017:
Common Stock, No Par Value:                 Class A (voting)                                    2,623,109
                                                            Class B (nonvoting)                            12,498,758
                                                                                                                            15,121,867

PART I – FINANCIAL INFORMATION

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	June 30	December 31
	2017	2016
Assets
Investments:
Fixed maturities	$469,015	$491,904
Equity securities	187,917	119,945
Limited partnerships	67,087	76,469
Short-term and other	1,500	1,500
	725,519	689,818

Cash and cash equivalents	81,080	62,976
Accounts receivable	70,339	64,984
Reinsurance recoverable	299,380	255,024
Other assets	69,979	78,732
Current federal income taxes recoverable	9,995	2,603
	$1,256,292	$1,154,137

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$627,725	$576,330
Reserves for unearned premiums	31,660	21,694
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	162,000	120,356
Deferred federal income taxes	14,136	11,412
	855,521	749,792
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2017 - 2,623,109; 2016 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2017 - 12,498,758; 2016 - 12,460,900	533	532
Additional paid-in capital	55,205	54,286
Unrealized net gains on investments	42,866	34,051
Foreign exchange adjustment	(378)	(831)
Retained earnings	302,433	316,195
	400,771	404,345
	$1,256,292	$1,154,137

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Revenues
Net premiums earned	$67,996	$68,726	$141,971	$135,635
Net investment income	4,716	3,549	8,408	6,988
Commissions and other income	1,400	1,463	2,380	2,828
Net realized gains on investments, excluding
impairment losses	3,327	1,375	9,621	12,447
Total other-than-temporary impairment losses on investments	(31)	(1,095)	(31)	(3,155)
Net realized gains on investments	3,296	280	9,590	9,292
	77,408	74,018	162,349	154,743

Expenses
Losses and loss expenses incurred	71,754	42,666	120,353	81,289
Other operating expenses	26,834	22,437	52,998	43,101
	98,588	65,103	173,351	124,390
Income (loss) before federal income taxes (benefits)	(21,180)	8,915	(11,002)	30,353
Federal income taxes (benefits)	(8,837)	2,946	(5,414)	10,272
Net income (loss)	$(12,343)	$5,969	$(5,588)	$20,081

Per share data:
Basic and diluted earnings (loss)	$(.82)	$.40	$(.37)	$1.33

Dividends paid to shareholders	$.27	$.26	$.54	$.52

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Net income (loss)	$(12,343)	$5,969	$(5,588)	$20,081

Other comprehensive income (loss), net of tax:
Unrealized net gains on securities:
Unrealized net gains arising during the period	5,147	3,348	11,137	2,572
Less: reclassification adjustment for net gains (losses)
included in net income (loss)	1,667	(452)	2,322	6,822
	3,480	3,800	8,815	(4,250)

Foreign currency translation adjustments	388	124	453	543

Other comprehensive income (loss)	3,868	3,924	9,268	(3,707)

Comprehensive income (loss)	$(8,475)	$9,893	$3,680	$16,374

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30
	2017	2016

Net cash provided by operating activities	$23,164	$22,741
Investing activities:
Purchases of available-for-sale investments	(231,601)	(215,228)
Proceeds from sales or maturities
of available-for-sale investments	221,818	188,245
Net sales of short-term investments	-	720
Other investing activities	12,444	(1,112)
Net cash provided by (used in) investing activities	2,661	(27,375)
Financing activities:
Dividends paid to shareholders	(8,174)	(7,902)
Net cash used in financing activities	(8,174)	(7,902)

Effect of Foreign exchange rates on cash and cash equivalents	453	543

Increase (decrease) in cash and cash equivalents	18,104	(11,993)
Cash and cash equivalents at beginning of period	62,976	73,538
Cash and cash equivalents at end of period	$81,080	$61,545

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

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.  The prior period segment information throughout this Quarterly Report on Form 10-Q was updated to conform to the current year presentation.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2017.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent that the limited partnership investees include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its condensed consolidated statements of operations, its proportionate share of the investee's unrealized, as well as realized, investment gains or losses.

Short-term and other investments are carried at cost, which approximates their fair values.

Realized gains and losses on disposals of investments are recorded on the trade date and are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available-for-sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity.  Included within available for sale fixed maturity securities are convertible debt securities.  A portion of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses) on investments.

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

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds a set percentage of original or adjusted cost, and where that decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, separate from consideration of the Company's quantitative criteria defined above, as well as the Company's intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements: In January 2016, the FASB issued Accounting Standards Update "ASU" 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the guidance to have a material impact on its financial position or liquidity.
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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-
13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15,
2018. The Company is currently evaluating the effects that adoption of ASU 2016-13 will have on its consolidated financial statements, results of operations and cash flows.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at June 30, 2017 and December 31, 2016:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2017
Fixed maturities
Agency collateralized mortgage obligations	$7,927	$7,196	$732	$(1)	$731
Agency mortgage-backed securities	15,852	15,834	73	(55)	18
Asset-backed securities	41,543	40,354	1,263	(74)	1,189
Bank loans	21,557	21,496	135	(74)	61
Certificates of deposit	3,127	3,125	2	-	2
Collateralized mortgage obligations	6,590	6,203	426	(39)	387
Corporate securities	151,672	150,973	1,841	(1,142)	699
Mortgage-backed securities	23,962	23,305	1,046	(389)	657
Municipal obligations	112,718	112,280	745	(307)	438
Non-U.S. government obligations	27,096	27,700	406	(1,010)	(604)
U.S. government obligations	56,971	57,247	32	(308)	(276)
Total fixed maturities	469,015	465,713	6,701	(3,399)	3,302
Equity securities:
Consumer	43,293	21,242	22,374	(323)	22,051
Energy	7,630	5,470	2,356	(196)	2,160
Financial	39,549	28,156	11,581	(188)	11,393
Industrial	28,093	9,591	18,593	(91)	18,502
Technology	9,507	4,117	5,390	-	5,390
Mutual fund	53,088	52,288	1,323	(523)	800
Other	6,757	4,408	2,526	(177)	2,349
Total equity securities	187,917	125,272	64,143	(1,498)	62,645

Total	$656,932	$590,985	$70,844	$(4,897)	65,947

				Applicable federal income taxes	(23,081)

				Net unrealized gains - net of tax	$42,866

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2016
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$6,000	$171	$-	$171
Agency mortgage-backed securities	4,770	4,751	57	(38)	19
Asset-backed securities	45,183	45,207	458	(482)	(24)
Bank loans	10,349	10,222	149	(22)	127
Certificates of deposit	3,117	3,126	-	(9)	(9)
Collateralized mortgage obligations	9,104	9,096	290	(282)	8
Corporate securities	142,683	143,356	1,643	(2,316)	(673)
Mortgage-backed securities	24,571	23,904	1,132	(465)	667
Municipal obligations	129,335	130,204	391	(1,260)	(869)
Non-U.S. government obligations	24,681	26,461	230	(2,010)	(1,780)
U.S. government obligations	91,940	92,234	74	(368)	(294)
Total fixed maturities	491,904	494,561	4,595	(7,252)	(2,657)
Equity securities:
Consumer	32,576	15,231	17,656	(311)	17,345
Energy	12,842	5,641	7,203	(2)	7,201
Financial	31,186	22,417	8,998	(229)	8,769
Industrial	21,145	6,239	15,098	(192)	14,906
Technology	8,858	4,117	4,769	(28)	4,741
Mutual fund	6,995	6,930	121	(56)	65
Other	6,343	4,327	2,181	(165)	2,016
Total equity securities	119,945	64,902	56,026	(983)	55,043

Total	$611,849	$559,463	$60,621	$(8,235)	52,386

				Applicable federal income taxes	(18,335)

				Net unrealized gains - net of tax	$34,051

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at June 30, 2017 and December 31, 2016, respectively, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position.

	June 30, 2017			December 31, 2016
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	330	$260,883	$(2,007)	397	$291,048	$(4,380)
Greater than 12 months	31	8,398	(1,392)	54	32,054	(2,872)
Total fixed maturities	361	269,281	(3,399)	451	323,102	(7,252)

Equity securities:
12 months or less	48	50,707	(1,498)	35	20,698	(983)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	48	50,707	(1,498)	35	20,698	(983)
Total fixed maturity and equity securities	409	$319,988	$(4,897)	486	$343,800	$(8,235)

The fair value and the cost or amortized costs of fixed maturity investments at June 30, 2017, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$45,007	$45,001
Excess of one year to five years	268,334	269,180
Excess of five years to ten years	55,658	54,616
Excess of ten years	4,272	4,154
Contractual maturities	373,271	372,951
Asset-backed securities	95,744	92,762
Total	$469,015	$465,713

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Fixed maturities:
Gross gains	$4,804	$565	$5,692	$1,842
Gross losses	(4,776)	(1,140)	(6,149)	(4,036)
Net realized gains (losses)	28	(575)	(457)	(2,194)

Equity securities:
Gross gains	2,892	1,126	4,498	16,636
Gross losses	(355)	(1,248)	(468)	(3,948)
Net realized gains (losses)	2,537	(122)	4,030	12,688

Limited partnerships - net gain (loss)	731	977	6,017	(1,202)

Total net gains	$3,296	$280	$9,590	$9,292

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Realized net gains (losses) on the disposal of securities	$2,243	$(1,142)	$2,642	$7,167
Mark-to-market adjustment	249	(133)	(35)	(434)
Equity in gains (losses) of limited partnership
investments - realized and unrealized	731	977	6,017	(1,202)
Impairment:
Write-downs based upon objective criteria	(31)	(1,095)	(31)	(3,155)
Recovery of prior write-downs
upon sale or disposal	104	1,673	997	6,916

Total net gains	$3,296	$280	$9,590	$9,292

The mark-to-market adjustments in the table above represent the changes in fair value of options embedded in convertible debt securities held by the Company.

Shareholders' equity at June 30, 2017 included approximately $28,669, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At June 30, 2017, limited partnership investments included approximately $39,479 invested in two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which a portion of the gains will be paid to the affiliated organizations.

The Company's limited partnerships include one investment which primarily invests in public and private equity markets in India.  The limited partnership investment's value as of June 30, 2017 and 2016 was $26,673 and $28,074, respectively.  At June 30, 2017, the Company's estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of earnings (losses) from this limited partnership investment was $4,520 and ($196) for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended
	June 30
	2017	2016
Total assets	$497,901	$464,045
Total partners' capital	497,901	458,178
Net increase (decrease) in partners' capital resulting from operations	80,173	(5,764)

At June 30, 2017, the Company's invested assets, excluding limited partnership investments, included approximately $23,485 in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2017 and 2016 comparative periods.

	2017	2016
Three months ended June 30:
Premiums ceded to reinsurers	$45,791	$32,073
Losses and loss expenses
ceded to reinsurers	52,396	19,520
Commissions from reinsurers	6,387	9,914

Six months ended June 30:
Premiums ceded to reinsurers	$77,099	$63,336
Losses and loss expenses
ceded to reinsurers	71,870	48,845
Commissions from reinsurers	13,795	20,688

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(4) Loss and Loss Expense Reserves:
Activity in the reserves for losses and loss expenses for the six months ended June 30 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.
	2017	2016
Reserves at the beginning of the year	$324,767	$301,753

Provision for losses and loss expenses:
Claims occurring during the current year	103,666	83,052
Claims occurring during prior years	16,687	(1,763)
Total incurred	120,353	81,289

Loss and loss expense payments:
Claims occurring during the current year	23,548	18,973
Claims occurring during prior years	84,628	56,372
Total paid	108,176	75,345
Reserves at the end of the period	336,944	307,697

Reinsurance recoverable on unpaid losses at the end of the period	290,781	233,651
Reserves, gross of reinsurance
recoverable, at the end of the period	$627,725	$541,348

The table above shows that a deficiency of $16,687 developed during the first six months of 2017 in the settlement of claims occurring on or before December 31, 2016.  This development is composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5) Segment Information:
The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple line insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides workers' compensation coverage for a variety of classes outside the transportation industry.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes segment revenues for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016

Revenues:
Net premiums earned	$67,996	$68,726	$141,971	$135,635
Net investment income	4,716	3,549	8,408	6,988
Net realized gains on investments	3,296	280	9,590	9,292
Other	1,400	1,463	2,380	2,828
Total revenues	$77,408	$74,018	$162,349	$154,743

(6) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both June 30, 2017 and December 31, 2016.  At June 30, 2017, the effective interest rate was 2.32%.  The Company has $20,000 remaining and unused under the line of credit at June 30, 2017.  The current outstanding borrowings were used for general corporate purposes.

(7) Taxes:
As of June 30, 2017, the Company's calendar years 2016, 2015 and 2014 remain subject to examination by the Internal Revenue Service.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(8) Fair Value:
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$7,927	$-	$7,927	$-
Agency mortgage-backed securities	15,852	-	15,852	-
Asset-backed securities	41,543	-	37,748	3,795
Bank loans	21,557	-	-	21,557
Certificates of deposit	3,127	3,127	-	-
Collateralized mortgage obligations	6,590	-	5,593	997
Corporate securities	146,521	-	145,695	826
Options embedded in convertible securities	5,153	-	5,153	-
Mortgage-backed securities	23,962	-	22,141	1,821
Municipal obligations	112,717	-	112,503	214
Non-U.S. government obligations	27,095	3,261	23,834	-
U.S. government obligations	56,971	-	56,971	-
Total fixed maturities	469,015	6,388	433,417	29,210
Equity securities:
Consumer	43,293	43,293	-	-
Energy	7,630	7,630	-	-
Financial	43,169	43,169	-	-
Industrial	29,069	28,093	976	-
Technology	9,507	9,507	-	-
Mutual fund	48,492	48,492	-	-
Other	6,757	6,757	-	-
Total equity securities	187,917	186,941	976	-
Short term	1,500	1,500	-	-
Cash equivalents	77,298	-	77,298	-
Total	$735,730	$194,829	$511,691	$29,210

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of December 31, 2016:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$6,171	$-	$6,171	$-
Agency mortgage-backed securities	4,770	-	4,770	-
Asset-backed securities	45,183	-	37,919	7,264
Bank loans	10,349	-	-	10,349
Certificates of deposit	3,117	3,117	-	-
Collateralized mortgage obligations	9,104	-	6,409	2,695
Corporate securities	137,932	-	135,794	2,138
Options embedded in convertible securities	4,751	-	4,751	-
Mortgage-backed securities	24,571	-	22,206	2,365
Municipal obligations	129,335	-	129,190	145
Non-U.S. government obligations	24,681	-	24,419	262
U.S. government obligations	91,940	-	91,940	-
Total fixed maturities	491,904	3,117	463,569	25,218
Equity securities:
Consumer	32,576	32,576	-	-
Energy	12,842	12,842	-	-
Financial	31,186	30,943	243	-
Industrial	21,145	20,262	883	-
Technology	8,858	8,858	-	-
Mutual fund	6,995	-	6,995	-
Other	6,343	6,343	-	-
Total equity securities	119,945	111,824	8,121	-
Short term	1,500	1,500	-	-
Cash equivalents	59,683	-	59,683	-
Total	$673,032	$116,441	$531,373	$25,218

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The Company's Level 3 assets consist of a portfolio of asset and mortgage-backed securities, bank loans, collateralized mortgage obligations, corporate securities and a limited amount of municipal and foreign government obligations.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	2017	2016
Beginning of period balance	$25,218	$16,793
Total gains or losses (realized or unrealized)
included in income	443	1,846
Purchases	16,857	5,540
Settlements	(12,847)	(8,791)
Transfers into Level 3	148	10,202
Transfers out of Level 3	(609)	(372)
End of period balance	$29,210	$25,218

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
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2017 and 2016.
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
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2017
Assets: Limited partnerships	$67,087	$-	$-	$67,087	$67,087
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2016
Assets: Limited partnerships	76,469	-	-	76,469	76,469
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(9) Restricted Stock:
The Company grants shares of class B restricted stock to the Company's outside directors, in lieu of cash, as their annual retainer compensation.  The shares are distributed on the vesting date, one year following the date of grant, and have had an aggregate total value of $440 for each of the 2016 and 2017 annual periods presented.  The table below provides detail of the stock issuances for 2016 and 2017:

				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.
Effective February 8, 2017, the Company awarded 20,181 shares of Class B restricted stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.   The restricted shares represent a portion of the calendar year 2016 compensation to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest over a three-year period from the date of grant and will be distributed solely in the Company's Class B common stock.  The restricted shares were valued based on the closing price of the Company's Class B common stock on the day the award was granted.  Each share was valued at $23.80 per share, representing a total value of $480.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee of the Company's Board of Directors.

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

(11) Accumulated Other Comprehensive Income:
The following table illustrates changes in accumulated other comprehensive income by component for the six months ended June 30, 2017:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(831)	$34,051	$33,220

Other comprehensive income
before reclassifications	453	11,137	11,590

Amounts reclassified from
accumulated other
comprehensive income	-	(2,322)	(2,322)

Net current-period other
comprehensive income	453	8,815	9,268

Ending balance	$(378)	$42,866	$42,488

(12) Other Operating Expenses:
During 2015, the Company entered into a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300 for 2017 and 2016, respectively.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2017 and 2016 under this brokerage agreement.  Total commission expense for the three months ended June 30, 2017 and 2016 was $205 and $140, respectively.  Total commission expense for the six months ended June 30, 2017 and 2016 was $359 and $140, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.  The prior period segment information throughout this Quarterly Report on Form 10-Q was updated to conform to the current year presentation.

Liquidity and Capital Resources

The primary sources of the Company's liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

The Company generally experiences positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Company's property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of net premiums earned on a consolidated basis, and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time, whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products, and certain contracts call for reinsurance payment patterns which do not coincide with the collection of premiums by the Company from its insureds.

For the first six months of 2017, the Company produced positive cash flow from operations totaling $23.2 million, which compares to positive cash flow from operations of $22.7 million generated during the first six months of 2016.  The increase in cash flow from the 2016 period was mainly due to higher premium volume during the first six months of 2017.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's fixed maturity and short-term investment portfolio increased slightly to 5.0 years during the second quarter of 2017. The average duration of the Company's fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of the Company's liabilities.  The Company also remains an active participant in the equity securities market using capital which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners, which are designed to provide protection for both policyholders and shareholders.
The net cash provided by investing activities totaled $2.7 million for the first six months of 2017.  This compares to net cash used in investing activities of $27.4 million during the 2016 period.  The changes in cash provided by (used in) investing activities is the result of the normal timing of maturities and purchases and sales in our investment portfolio.

Financing activity for the first six months of 2017 consisted solely of the regular cash dividend payments to shareholders of $8.2 million ($.54 per share).  Financing activity for the first six months of 2016 consisted solely of the regular cash dividend payments to shareholders of $7.9 million ($.52 per share).

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of both June 30, 2017 and December 31, 2016.  At June 30, 2017, the effective interest rate was 2.32%.  The Company had $20.0 million remaining under the line of credit at June 30, 2017.  The Company's revolving line of credit has three financial covenants, each of which were met as of June 30, 2017.  The three financial covenants relate to a minimum Generally Accepted Accounting Principles net worth, a minimum statutory surplus and a minimum A.M. Best rating.
The Company's assets at June 30, 2017 included $78.8 million in investments classified as cash equivalents that were readily convertible to cash without significant market penalty.  An additional $45.0 million of fixed maturity investments will mature within the twelve-month period following June 30, 2017.  The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company's reinsurance program is structured to avoid significant cash outlays that accompany large losses.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2017, $54.3 million may be transferred by dividend or loan to the parent company during the remainder of 2017 without approval by, or prior notification to, regulatory authorities.  An additional $247.5 million of shareholders' equity of the Company's insurance subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the Company's insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $31.1 million at June 30, 2017.

Net premiums written by the Company's insurance subsidiaries for the first six months of 2017 equaled approximately 77% of the combined statutory surplus of these subsidiaries, a level consistent with the past several years.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Company's insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the National Association of Insurance Commissioners as of June 30, 2017.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

Results of Operations

Comparison of Second Quarter 2017 to Second Quarter 2016

The following table provides information regarding premiums written and earned for the quarters ended June 30 (dollars in thousands):

	2017	2016

Gross Premiums Written	$119,007	$100,046
Net Premiums Written	72,707	67,669
Net Premiums Earned	67,996	68,726

Gross premiums written during the second quarter of 2017 increased $19.0 million (19.0%), while net premiums earned decreased $0.7 million (1.1%), as compared to the same period in 2016.  The higher gross premiums written were due to increases in sales of both commercial automobile and workers' compensation products and is consistent with the Company's growth strategy.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on the Company's insurance business averaged 38.9% of gross premiums written for the second quarter of 2017 compared to 32.4% in the 2016 second quarter.
The decrease in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in the Company's historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the current reinsurance treaty renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.

Net investment income during the second quarter of 2017 was 32.9% higher than the second quarter of 2016 due primarily to increased dividends and increased yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues.  After-tax investment income increased by 34.1% during the second quarter of 2017 compared to the 2016 second quarter, reflecting the mix between taxable and tax-exempt investment income.

The second quarter 2017 net realized investment gains of $3.3 million resulted primarily from $2.6 million in gains from trading activities and $.7 million in gains from the Company's investments in limited partnerships.  Comparative second quarter 2016 net realized investment gains were $.3 million, consisting primarily of $1.0 million in gains reported from the Company's investments in limited partnerships partially offset by $.7 million in realized losses from trading activities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2017 increased $29.1 million (68.2%) compared to the 2016 second quarter, resulting in a loss ratio of 105.5%, compared to a loss ratio of 62.1% during the second quarter of 2016.  The year-over-year increase in losses and loss expenses and in the loss ratio reflected significant unfavorable loss experience as well as $16.6 million in prior year reserve strengthening due to unfavorable development from prior year claims, particularly from infrequent, but severe loss events during the second quarter of 2017.

Other operating expenses for the second quarter of 2017 increased $4.4 million, or 19.6%, from the second quarter of 2016.  The increase in other operating expenses was due to increased commission expenses.  The ratio of consolidated other operating expenses to net premiums earned plus net investment income plus commissions and other income (collectively, "operating revenue") was 34.6% during the second quarter of 2017 compared to 30.4% for the 2016 second quarter.

The effective federal tax rate on consolidated income (loss) for the second quarter of 2017 was 41.7% compared to 33.0% for the 2016 second quarter.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in losses and loss expenses incurred and additional reserve strengthening, net income decreased $18.3 million during the second quarter of 2017 as compared to the 2016 second quarter.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

The following table provides information regarding premiums written and earned for the six months ended June 30 (dollars in thousands):

	2017	2016

Gross Premiums Written	$229,035	$196,199
Net Premiums Written	150,237	132,234
Net Premiums Earned	141,971	135,635

Gross premiums written during the first six months of 2017 increased $32.8 million (16.7%), while net premiums earned increased $6.3 million (4.7%), as compared to the same period in 2016.  The higher premiums were due to increases in sales of both commercial automobile and workers' compensation products and is consistent with the Company's growth strategy.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on the Company's insurance business averaged 34.4% of gross premiums written for the 2017 period compared to 32.6% a year earlier.  The change in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in the Company's historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the current reinsurance treaty renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.

Net investment income during the first six months of 2017 was 20.3% higher than the first six months of 2016 due primarily to increased dividends and increased yields on the Company's fixed maturity securities resulting in redeployment of assets to higher yielding issues, as well as a 4.0% increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 21.2% during the first six months of 2017 compared to the 2016 period, reflecting the mix between taxable and tax-exempt investment income.

Net realized investment gains for the first six months of 2017 totaled $9.6 million and resulted primarily from $6.0 million in gains from the Company's investments in limited partnerships and $3.6 million in gains from trading activities.  For the same period of 2016, overall net realized investment gains were $9.3 million, consisting primarily of $10.5 million in gains reported from trading activities, partially offset by $1.2 million in realized losses from the Company's investments in limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first six months of 2017 increased $39.1 million (48.1%) compared to the first six months of 2016, resulting in a loss ratio of 84.8%, compared to a loss ratio of 59.9% during the first six months of 2016.  The year-over-year increase in losses and loss expenses and in the loss ratio reflected significant unfavorable loss experience as well as $16.7 million in prior year reserve strengthening due to unfavorable development from prior year claims, particularly from infrequent, but severe loss events during the first six months of 2017 also due in part to a number of severe public transportation losses.

Other operating expenses for the first six months of 2017 increased $9.9 million, or 23.0%, from the first six months of 2016.  The increase in other operating expenses was primarily due to increased commission expenses.  The ratio of consolidated other operating expenses to net premiums earned plus net investment income plus commissions and other income (collectively, "operating revenue") was 33.9% during the 2017 period compared to 29.6% for the 2016 period.

The effective federal tax rate on consolidated income (loss) for the first six months of 2017 was 49.2% compared to 33.8% for the 2016 period.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the increase in losses and loss expenses incurred and additional reserve strengthening, net income decreased $25.7 million during the first six months of 2017 as compared to the 2016 period.

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

Concentrations of Credit Risk

The Company's insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2017, amounts due from reinsurers on paid and unpaid losses are estimated to total approximately $296 million.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2017, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 6 (a)  EXHIBITS

Number and caption from Exhibit

Table of Regulation S-K Item 601 Exhibit No.

(10.1)	Baldwin & Lyons, Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2017.

(10.2)	Baldwin & Lyons, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 15, 2017.

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

(101)
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    August 9, 2017 By /s/ W. Randall Birchfield
                                                     W. Randall Birchfield,
                                            Chief Executive Officer & President

Date    August 9, 2017 By /s/ William C. Vens
                                                                                                                                                       William C. Vens,
                                                                                                                                                        Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number

EXHIBIT 10.1
Baldwin & Lyons, Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2017.

EXHIBIT 10.2
Baldwin & Lyons, Inc. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 15, 2017.

EXHIBIT 31.1
Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

EXHIBIT 31.2
Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

EXHIBIT 32
Certification of CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

EXHIBIT 101
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.