Form 10-Q
period 2017-09-30
BALDWIN & LYONS INC
filed 2017-11-08
CIK 9346

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

                                                                               For the Quarterly Period Ended Commission file number
                                                                                September 30, 2017               0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2017:
Common Stock, No Par Value:                 Class A (voting)                                                                                                                                                    2,623,109
                                                            Class B (non-voting)                                                                                                                                          12,413,798
                                                                                                                                                                                                                                           15,036,907

PART I – FINANCIAL INFORMATION

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	September 30	December 31
	2017	2016
Assets
Investments:
Fixed maturities	$489,606	$491,904
Equity securities	194,167	119,945
Limited partnerships	69,568	76,469
Short-term and other	1,000	1,500
	754,341	689,818

Cash and cash equivalents	68,529	62,976
Accounts receivable	80,112	64,984
Reinsurance recoverable	307,239	255,024
Other assets	81,655	78,732
Current federal income taxes recoverable	5,680	2,603
	$1,297,556	$1,154,137

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$656,006	$576,330
Reserves for unearned premiums	40,059	21,694
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	162,144	120,356
Deferred federal income taxes	14,417	11,412
	892,626	749,792
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2017 - 2,623,109; 2016 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2017 - 12,413,798; 2016 - 12,460,900	530	532
Additional paid-in capital	54,845	54,286
Unrealized net gains on investments	45,488	34,051
Foreign exchange adjustment	(321)	(831)
Retained earnings	304,276	316,195
	404,930	404,345
	$1,297,556	$1,154,137

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Revenues
Net premiums earned	$89,100	$71,235	$231,070	$206,870
Net investment income	4,027	3,513	12,434	10,501
Commissions and other income	1,407	1,207	3,789	4,035
Net realized gains on investments, excluding
impairment losses	5,982	9,576	15,603	22,023
Total other-than-temporary impairment losses on investments	(38)	(1,844)	(69)	(4,999)
Net realized gains on investments	5,944	7,732	15,534	17,024
	100,478	83,687	262,827	238,430

Expenses
Losses and loss expenses incurred	60,673	56,827	181,026	138,116
Other operating expenses	29,187	21,225	82,185	64,326
	89,860	78,052	263,211	202,442
Income (loss) before federal income taxes (benefits)	10,618	5,635	(384)	35,988
Federal income taxes (benefits)	3,184	1,634	(2,231)	11,906
Net income	$7,434	$4,001	$1,847	$24,082

Per share data:
Basic and diluted earnings	$.49	$.27	$.12	$1.60

Dividends paid to shareholders	$.27	$.26	$.81	$.78

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,089	15,084	15,084	15,068
Dilutive effect of share equivalents	29	-	40	16
Average shares outstanding - diluted	15,118	15,084	15,124	15,084

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Net income	$7,434	$4,001	$1,847	$24,082

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized net gains arising during the period	4,862	4,900	15,999	7,471
Less: reclassification adjustment for net gains
included in net income	2,240	2,164	4,562	8,985
	2,622	2,736	11,437	(1,514)

Foreign currency translation adjustments	57	(145)	510	398

Other comprehensive income (loss)	2,679	2,591	11,947	(1,116)

Comprehensive income	$10,113	$6,592	$13,794	$22,966

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30
	2017	2016

Net cash provided by operating activities	$55,235	$32,397
Investing activities:
Purchases of available-for-sale investments	(305,130)	(310,398)
Purchases of limited partnership interests	(897)	-
Proceeds from sales or maturities
of available-for-sale investments	257,977	286,580
Net sales of short-term investments	500	720
Distributions from limited partnerships	16,313	1,462
Other investing activities	(4,825)	(5,440)
Net cash used in investing activities	(36,062)	(27,076)
Financing activities:
Dividends paid to shareholders	(12,250)	(11,885)
Repurchase of common shares	(1,880)	-
Net cash used in financing activities	(14,130)	(11,885)

Effect of foreign exchange rates on cash and cash equivalents	510	398

Increase (decrease) in cash and cash equivalents	5,553	(6,166)
Cash and cash equivalents at beginning of period	62,976	73,538
Cash and cash equivalents at end of period	$68,529	$67,372

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other future period.

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

The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, or where that decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, separate from consideration of the Company's quantitative criteria defined above, as well as the Company's intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements: In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's service and fee income, other than that directly associated with insurance contracts, will be subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company has performed an evaluation of the impact this guidance will have on its results of operations, financial position and liquidity as well as a technical assessment of material customer contracts.  The Company will use the modified retrospective method upon adoption in 2018.  The Company does not expect the new standard to have a material impact on its condensed consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income. Under current guidance, changes in fair value for investments of this nature are recognized in accumulated other comprehensive income as a component of shareholders' equity. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017.  The effect of this guidance will be dependent on the unrealized gains or losses associated with the Company's equity investments.  Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses recognized in the statement of operations.  Refer to Note 2 for unrealized gains and losses currently recognized in other comprehensive income (loss).
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted, but the Company plans to adopt this ASU on January 1, 2019.  This guidance is required to be applied using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  The Company is currently evaluating the effects that adoption of ASU 2016-02 will have on its condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-
13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15,
2018. The Company is currently evaluating the effects that adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04.  This amendment removes Step 2 of the goodwill impairment test under current guidance.  The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the guidance to have a material impact on its condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(2) Investments:
The following is a summary of available-for-sale securities at September 30, 2017 and December 31, 2016:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
September 30, 2017
Fixed maturities
Agency collateralized mortgage obligations	$11,017	$10,390	$636	$(9)	$627
Agency mortgage-backed securities	19,712	19,667	92	(47)	45
Asset-backed securities	50,030	48,969	1,133	(72)	1,061
Bank loans	24,986	24,914	182	(110)	72
Certificates of deposit	3,138	3,125	13	-	13
Collateralized mortgage obligations	7,055	6,625	470	(40)	430
Corporate securities	165,794	164,965	2,109	(1,280)	829
Mortgage-backed securities	20,643	19,534	1,508	(399)	1,109
Municipal obligations	102,805	102,272	744	(211)	533
Non-U.S. government obligations	32,942	33,399	512	(969)	(457)
U.S. government obligations	51,484	51,766	20	(302)	(282)
Total fixed maturities	489,606	485,626	7,419	(3,439)	3,980
Equity securities:
Consumer	41,913	19,749	22,728	(564)	22,164
Energy	8,168	5,454	2,795	(81)	2,714
Financial	42,596	29,780	13,213	(397)	12,816
Industrial	23,972	7,825	16,293	(146)	16,147
Technology	11,825	5,452	6,373	-	6,373
Mutual fund	58,178	55,025	3,163	(10)	3,153
Other	7,515	4,881	2,757	(123)	2,634
Total equity securities	194,167	128,166	67,322	(1,321)	66,001

Total	$683,773	$613,792	$74,741	$(4,760)	69,981

				Applicable federal income taxes	(24,493)

				Net unrealized gains - net of tax	$45,488

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2016
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$6,000	$171	$-	$171
Agency mortgage-backed securities	4,770	4,751	57	(38)	19
Asset-backed securities	45,183	45,207	458	(482)	(24)
Bank loans	10,349	10,222	149	(22)	127
Certificates of deposit	3,117	3,126	-	(9)	(9)
Collateralized mortgage obligations	9,104	9,096	290	(282)	8
Corporate securities	142,683	143,356	1,643	(2,316)	(673)
Mortgage-backed securities	24,571	23,904	1,132	(465)	667
Municipal obligations	129,335	130,204	391	(1,260)	(869)
Non-U.S. government obligations	24,681	26,461	230	(2,010)	(1,780)
U.S. government obligations	91,940	92,234	74	(368)	(294)
Total fixed maturities	491,904	494,561	4,595	(7,252)	(2,657)
Equity securities:
Consumer	32,576	15,231	17,656	(311)	17,345
Energy	12,842	5,641	7,203	(2)	7,201
Financial	31,186	22,417	8,998	(229)	8,769
Industrial	21,145	6,239	15,098	(192)	14,906
Technology	8,858	4,117	4,769	(28)	4,741
Mutual fund	6,995	6,930	121	(56)	65
Other	6,343	4,327	2,181	(165)	2,016
Total equity securities	119,945	64,902	56,026	(983)	55,043

Total	$611,849	$559,463	$60,621	$(8,235)	52,386

				Applicable federal income taxes	(18,335)

				Net unrealized gains - net of tax	$34,051

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at September 30, 2017 and December 31, 2016, respectively, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	September 30, 2017			December 31, 2016
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	325	$233,926	$(1,999)	397	$291,048	$(4,380)
Greater than 12 months	47	25,633	(1,440)	54	32,054	(2,872)
Total fixed maturities	372	259,559	(3,439)	451	323,102	(7,252)

Equity securities:
12 months or less	36	33,213	(1,321)	35	20,698	(983)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	36	33,213	(1,321)	35	20,698	(983)
Total fixed maturity and equity securities	408	$292,772	$(4,760)	486	$343,800	$(8,235)

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2017, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$47,563	$47,558
Excess of one year to five years	272,390	272,639
Excess of five years to ten years	60,122	59,322
Excess of ten years	3,486	3,338
Contractual maturities	383,561	382,857
Asset-backed securities	106,045	102,769
Total	$489,606	$485,626

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following is a summary of the components of net realized gains on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Fixed maturities:
Gross gains	$3,852	$7,496	$9,544	$9,338
Gross losses	(4,011)	(8,434)	(10,160)	(12,470)
Net realized losses	(159)	(938)	(616)	(3,132)

Equity securities:
Gross gains	4,103	5,086	8,601	21,722
Gross losses	(498)	(819)	(966)	(4,767)
Net realized gains	3,605	4,267	7,635	16,955

Limited partnerships - net gain	2,498	4,403	8,515	3,201

Total net gains	$5,944	$7,732	$15,534	$17,024

Net realized gains activity for investments, as shown in the previous table, are further detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Realized net gains on the disposal of securities	$3,244	$3,482	$5,886	$10,649
Mark-to-market adjustment	171	108	136	(326)
Equity in gains of limited partnership
investments - realized and unrealized	2,498	4,403	8,515	3,201
Impairment:
Write-downs based upon objective criteria	(38)	(1,844)	(69)	(4,999)
Recovery of prior write-downs
upon sale or disposal	69	1,583	1,066	8,499

Total net gains	$5,944	$7,732	$15,534	$17,024

The mark-to-market adjustments in the table above represent the changes in fair value of options embedded in convertible debt securities held by the Company.

Shareholders' equity at September 30, 2017 included approximately $30,293, net of federal income taxes, of reported earnings which remain undistributed by limited partnerships.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At September 30, 2017, limited partnership investments included approximately $40,169 invested in two partnerships which are managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.  Each of these investments contains profit sharing agreements, pursuant to which a portion of the gains will be paid to the affiliated organizations.

The Company's limited partnerships include one investment which primarily invests in public and private equity markets in India.  The limited partnership investment's value as of September 30, 2017 and 2016 was $26,970 and $29,718, respectively.  At September 30, 2017, the Company's estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of earnings from this limited partnership investment was $4,817 and $1,448 for the nine months ended September 30, 2017 and 2016, respectively.

The summarized financial information of the partnership in which the Company has invested is as follows:

	As of and for the
	Nine Months Ended
	September 30
	2017	2016
Total assets	$517,411	$487,784
Total partners' capital	517,411	487,784
Net increase in partners' capital resulting from operations	95,314	23,841

At September 30, 2017, the Company's invested assets, excluding limited partnership investments, included approximately $24,229 in portfolios managed by organizations in which certain of the Company's directors are officers, directors, general partners or owners.

(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2017 and 2016 comparative periods.

	2017	2016
Three months ended September 30:
Premiums ceded to reinsurers	$34,025	$30,996
Losses and loss expenses
ceded to reinsurers	30,531	21,237
Commissions from reinsurers	7,205	11,898

Nine months ended September 30:
Premiums ceded to reinsurers	$111,124	$94,331
Losses and loss expenses
ceded to reinsurers	102,401	70,081
Commissions from reinsurers	21,000	32,587

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(4) Loss and Loss Expense Reserves:
Activity in the reserves for losses and loss expenses for the nine months ended September 30, 2017 and 2016 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2017	2016
Reserves, gross of reinsurance
recoverable, at the beginning of the year	$576,330	$513,596
Reinsurance recoverable on unpaid losses at the beginning of the year	251,563	211,843
Reserves at the beginning of the year	324,767	301,753

Provision for losses and loss expenses:
Claims occurring during the current period	164,546	129,404
Claims occurring during prior periods	16,480	8,712
Total incurred	181,026	138,116

Loss and loss expense payments:
Claims occurring during the current period	41,616	30,932
Claims occurring during prior periods	109,616	81,427
Total paid	151,232	112,359
Reserves at the end of the period	354,561	327,510

Reinsurance recoverable on unpaid losses at the end of the period	301,445	238,049
Reserves, gross of reinsurance
recoverable, at the end of the period	$656,006	$565,559

The table above shows a roll-forward of loss and loss expense reserves from the prior year end to the current balance sheet date with comparable prior year information.  Losses incurred from claims occurring during prior years reflects the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported.

The $16,480 prior accident year deficiency that developed during the first nine months of 2017 was largely due to infrequent, but severe, transportation losses that occurred primarily during the first six months of 2017.  This 2017 deficiency compares to a deficiency of $8,712 for the first nine months of 2016 that arose due mostly to management's review of reserve positions related to discontinued lines.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(5) Segment Information:

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides workers' compensation coverage for a variety of classes outside the transportation industry.

The following table summarizes segment revenues for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenues:
Net premiums earned	$89,100	$71,235	$231,070	$206,870
Net investment income	4,027	3,513	12,434	10,501
Net realized gains on investments	5,944	7,732	15,534	17,024
Commissions and other income	1,407	1,207	3,789	4,035
Total revenues	$100,478	$83,687	$262,827	$238,430

(6) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both September 30, 2017 and December 31, 2016.  At September 30, 2017, the effective interest rate was 2.34%.  The Company has $20,000 remaining and unused under the line of credit at September 30, 2017.  The current outstanding borrowings were used for general corporate purposes.

(7) Taxes:
As of September 30, 2017, the Company's calendar years 2016, 2015 and 2014 remain subject to examination by the Internal Revenue Service.

The effective federal tax rate on consolidated income for the third quarter of 2017 was 30.0% compared to 29.0% for the 2016 third quarter.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

The effective federal tax rate on consolidated income (loss) for the first nine months of 2017 was 581.0% compared to 33.1% for the 2016 period.  The significant difference between the effective rate and the normal statutory rate was the result of the Company's operating loss through the first nine months of 2017.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(8) Fair Value:
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$11,017	$-	$11,017	$-
Agency mortgage-backed securities	19,712	-	19,712	-
Asset-backed securities	50,030	-	50,030	-
Bank loans	24,986	-	24,986	-
Certificates of deposit	3,138	3,138	-	-
Collateralized mortgage obligations	7,055	-	7,055	-
Corporate securities	160,716	-	160,558	158
Options embedded in convertible securities	5,078	-	5,078	-
Mortgage-backed securities	20,643	-	20,413	230
Municipal obligations	102,805	-	102,805	-
Non-U.S. government obligations	32,942	-	32,942	-
U.S. government obligations	51,484	-	51,484	-
Total fixed maturities	489,606	3,138	486,080	388
Equity securities:
Consumer	41,912	41,912	-	-
Energy	8,168	8,168	-	-
Financial	46,167	46,167	-	-
Industrial	23,971	23,971	-	-
Technology	11,826	11,826	-	-
Mutual fund	53,528	53,528	-	-
Other	8,595	8,595	-	-
Total equity securities	194,167	194,167	-	-
Short-term	1,000	1,000	-	-
Cash equivalents	64,153	-	64,153	-
Total	$748,926	$198,305	$550,233	$388

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of December 31, 2016:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$6,171	$-	$6,171	$-
Agency mortgage-backed securities	4,770	-	4,770	-
Asset-backed securities	45,183	-	37,919	7,264
Bank loans	10,349	-	-	10,349
Certificates of deposit	3,117	3,117	-	-
Collateralized mortgage obligations	9,104	-	6,409	2,695
Corporate securities	137,932	-	135,794	2,138
Options embedded in convertible securities	4,751	-	4,751	-
Mortgage-backed securities	24,571	-	22,206	2,365
Municipal obligations	129,335	-	129,190	145
Non-U.S. government obligations	24,681	-	24,419	262
U.S. government obligations	91,940	-	91,940	-
Total fixed maturities	491,904	3,117	463,569	25,218
Equity securities:
Consumer	32,576	32,576	-	-
Energy	12,842	12,842	-	-
Financial	31,186	30,943	243	-
Industrial	21,145	20,262	883	-
Technology	8,858	8,858	-	-
Mutual fund	6,995	-	6,995	-
Other	6,343	6,343	-	-
Total equity securities	119,945	111,824	8,121	-
Short-term	1,500	1,500	-	-
Cash equivalents	59,683	-	59,683	-
Total	$673,032	$116,441	$531,373	$25,218

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company's Level 3 assets consist primarily of a portfolio of corporate and mortgage-backed securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  Transfers into Level 3 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	2017	2016
Beginning of period balance	$25,218	$16,793
Total gains (realized or unrealized)
included in income	316	1,846
Purchases	81	5,540
Settlements	(8,950)	(8,791)
Transfers into Level 3	144	10,202
Transfers out of Level 3	(16,421)	(372)
End of period balance	$388	$25,218

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
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no material transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2017 and 2016.  The transfers out of Level 3 during the third quarter of 2017 consisted mainly of bank loans, asset-backed securities and certain mortgage-backed securities and corporate securities, which were based on quoted market prices of similar securities and other observable inputs.
In addition to the preceding disclosures on assets recorded at fair value in the condensed consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the condensed consolidated balance sheets.
Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.  The following methods, assumptions and inputs were used to estimate the fair value of limited partnerships and short-term borrowings.

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
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

September 30, 2017
Assets: Limited partnerships	$69,568	$-	$-	$69,568	$69,568
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2016
Assets: Limited partnerships	76,469	-	-	76,469	76,469
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(9) Stock Based Compensation:
The Company grants shares of Class B restricted stock to the Company's outside directors, in lieu of cash, as their annual retainer compensation (the "annual retainer shares").  These annual retainer shares are distributed on the vesting date, one year following the date of grant.  On August 31, 2017, the Company granted shares of Class B restricted stock to a new outside director, in lieu of cash, as such director's pro-rated annual retainer compensation, which shares will vest and be distributed on May 9, 2018.  The table below provides detail of the stock issuances for 2016 and 2017:

				Value
				Per Share
Effective	Number of Shares	Vesting	Service	on Grant
Date	Issued	Date	Period	Date

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.
On February 8, 2017, the Company awarded 20,181 shares of Class B restricted stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.   The restricted shares were granted to certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The restricted shares will vest over a three-year period from the date of grant and will be distributed solely in the Company's Class B common stock.  The restricted shares were valued based on the closing price of the Company's Class B common stock on the day the award was granted.  Each share was valued at $23.80 per share, representing a total value of $480.  Non-vested restricted shares will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee of the Company's Board of Directors.

In May 2017, the Company's Compensation Committee granted equity-based awards. Under the Long-Term Incentive Plan ("LTIP") the final bonus amount will be determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2017 growth in net premiums earned and the 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  All LTIP awards for the Company's named executive officers ("NEOs") will be paid in restricted shares of the Company's Class B common stock at the end of the 2017 annual performance period and will vest after a one year period.  All LTIP awards for non-NEOs will be paid in restricted shares of the Company's Class B common stock at the end of the 2017 annual performance period and will vest over a three year period. The Value Creation Incentive Plan ("VCIP") is an equity-based award for NEO's based on a cumulative increase in operating income over a three-year performance period.  Each target VCIP share opportunity will be determined by a measurement of the Corporation's cumulative operating income from January 1, 2017 through December 31, 2019 relative to an operating income goal for the period set by the Committee in March 2017.  For the purpose of VCIP calculation, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  All VCIP awards are paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares have been issued as of September 30, 2017 under these plans.

(10) Litigation, Commitments and Contingencies:
In the ordinary, regular and routine course of their business, the Company and its insurance subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(11) Shareholders' Equity:
Changes in common stock outstanding and additional paid-in-capital are as follows:

					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2016	2,623,109	$112	12,460,900	$532	$54,286
Restricted stock grants	-	-	37,858	2	919
Repurchase of common shares	-	-	(84,960)	(4)	(360)
Balance at September 30, 2017	2,623,109	$112	12,413,798	$530	$54,845

During the third quarter of 2017, the Company paid $1,880 to repurchase 84,960 shares of Class B common stock under a share repurchase program approved by its Board of Directors on August 31, 2017.

The components of equity for the nine months ended September 30, 2017 were as follows:

Total equity
Balance at December 31, 2016	$404,345
Net income	1,847
Other comprehensive income	11,947
Cash dividends paid to shareholders	(12,250)
Restricted stock grants	921
Repurchase of common shares	(1,880)
Balance at September 30, 2017	$404,930

The components of equity for the nine months ended September 30, 2016 were as follows:

Total equity
Balance at December 31, 2015	$394,498
Net income	24,082
Other comprehensive loss	(1,116)
Cash dividends paid to shareholders	(11,885)
Restricted stock grants	1,343
Balance at September 30, 2016	$406,922

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table illustrates changes in accumulated other comprehensive income by component for the nine months ended September 30, 2017:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(831)	$34,051	$33,220

Other comprehensive income
before reclassifications	510	15,999	16,509

Amounts reclassified from
accumulated other
comprehensive income	-	(4,562)	(4,562)

Net current-period other
comprehensive income	510	11,437	11,947

Ending balance	$(321)	$45,488	$45,167

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

(12) Other Operating Expenses:
During 2015, the Company entered into a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300 for 2017 and 2016, respectively.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2017 and 2016 under this brokerage agreement.  Total commission expense for the three months ended September 30, 2017 and 2016 was $164 and $140, respectively.  Total commission expense for the nine months ended September 30, 2017 and 2016 was $523 and $280, respectively.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(13) Subsequent Events:
The Company has evaluated subsequent events for recognition or disclosure in these condensed consolidated financial statements filed on Form 10-Q with the Securities and Exchange Commission, and no events have occurred through the filing date of this Form 10-Q which require recognition or disclosure.

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

The Company generally experiences positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Company's property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time, whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by the Company from its insureds.

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  The share repurchase program, expiring on March 5, 2018, authorizes the repurchase of up to $17.5 million of the Company's outstanding common shares, at various pricing thresholds.  Because repurchases will be subject to price, market volume and timing constraints, there is no assurance as to the exact number of shares that will be repurchased, if any.

For the first nine months of 2017, the Company produced positive cash flow from operations totaling $55.2 million, which compared to positive cash flow from operations of $32.4 million generated during the first nine months of 2016.  The increase in cash flow from the 2016 period was mainly due to higher premium volume during the first nine months of 2017.

For several years, the Company's investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's fixed maturity and short-term investment portfolio increased slightly to 4.8 years during the first nine months of 2017 from 4.5 years at December 31, 2016.  The average duration of the Company's fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of the Company's liabilities.  The Company also remains an active participant in the equity securities market using capital, which is in excess of amounts considered necessary to fund current operations.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners, which are designed to provide protection for both policyholders and shareholders.
The net cash used in investing activities totaled $36.1 million for the first nine months of 2017.  This compared to net cash used in investing activities of $27.1 million during the 2016 period.  The increase in cash used in investing activities was the result of the normal timing of purchases and sales and maturities in our investment portfolio, partially offset by increased distributions from limited partnership investments.

Financing activities for the first nine months of 2017 consisted of the regular cash dividend payments to shareholders of $12.3 million ($.81 per share) combined with the repurchase of 84,960 shares of the Company's Class B common stock during the third quarter of 2017 for $1.9 million.  Financing activities for the first nine months of 2016 consisted solely of the regular cash dividend payments to shareholders of $11.9 million ($.78 per share).

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of both September 30, 2017 and December 31, 2016.  At September 30, 2017, the effective interest rate was 2.34%.  The Company had $20.0 million remaining under the line of credit at September 30, 2017.  The Company's revolving line of credit has three financial covenants, all of which were met as of September 30, 2017.  The three financial covenants relate to a minimum Generally Accepted Accounting Principles ("GAAP") net worth, a minimum statutory surplus and a minimum A.M. Best rating.
The Company's assets at September 30, 2017 included $65.2 million of investments classified as short-term and cash equivalents that were readily convertible to cash without significant market penalty.  An additional $48.8 million of fixed maturity investments will mature within the twelve-month period following September 30, 2017.  The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of the insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2017, $54.3 million may be transferred by dividend or loan to the parent company during the remainder of 2017 without approval by, or prior notification to, regulatory authorities.  An additional $258.1 million of shareholders' equity of the Company's insurance subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions pose no material liquidity concerns to the Company.  The Company also believes that the financial strength and stability of the Company's insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $11.1 million at September 30, 2017.

Net premiums written by the Company's insurance subsidiaries for the first nine months of 2017 equaled approximately 82% of the combined statutory surplus of these subsidiaries, a level consistent with the increase in premiums written during 2017.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Company's insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the National Association of Insurance Commissioners as of September 30, 2017.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

Results of Operations

Comparison of Third Quarter 2017 to Third Quarter 2016

The following table provides information regarding premiums written and earned for the quarters ended September 30 (dollars in thousands):

	2017	2016	Change

Gross Premiums Written	$131,523	$101,921	$29,602
Net Premiums Written	96,222	70,530	25,692
Net Premiums Earned	89,100	71,235	17,865

Gross premiums written during the third quarter of 2017 increased $29.6 million (29.0%), while net premiums earned increased $17.9 million (25.1%), as compared to the same period in 2016.  The higher gross premiums written and net premiums earned were due to increases in sales of both commercial automobile and workers' compensation products and were consistent with the Company's growth strategy.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on the Company's insurance business averaged 26.8% of gross premiums written for the third quarter of 2017 compared to 30.8% in the 2016 third quarter.
The percentage of premiums ceded to reinsurance decreased as a result of changes in the Company's reinsurance structure.

Net investment income during the third quarter of 2017 was 14.6% higher than the third quarter of 2016, due primarily to higher interest rates leading to higher reinvestment yields for short-duration fixed income securities, increased dividends and a 3.0% increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 13.6% to $2.9 million during the third quarter of 2017, compared to $2.5 million during the 2016 third quarter, reflecting the aforementioned higher interest rates and reinvestment yield environment.

The third quarter 2017 net realized investment gains of $5.9 million resulted primarily from $3.4 million in gains from trading activities and $2.5 million in gains from the Company's investments in limited partnerships.  Comparative third quarter 2016 net realized investment gains were $7.7 million, consisting primarily of $4.4 million in gains reported from the Company's investments in limited partnerships and $3.3 million in gains from trading activities. Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the third quarter of 2017 increased $3.8 million (6.8%) compared to the 2016 third quarter, resulting in a loss ratio of 68.1%, compared to a loss ratio of 79.8% during the third quarter of 2016.  The year-over-year decrease in the loss ratio reflects a $10.1 million reserve strengthening that occurred during the third quarter of 2016.

Other operating expenses for the third quarter of 2017 increased $8.0 million, or 37.5%, from the third quarter of 2016.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 31.2% during the third quarter of 2017 compared to 28.1% for the 2016 third quarter.

The effective federal tax rate on consolidated income for the third quarter of 2017 was 30.0% compared to 29.0% for the 2016 third quarter.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

As a result of the factors mentioned above, and primarily the $10.1 million reserve strengthening that occurred during the third quarter of 2016, net income increased $3.4 million during the third quarter of 2017 as compared to the 2016 third quarter.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

The following table provides information regarding premiums written and earned for the nine months ended September 30 (dollars in thousands):

	2017	2016	Change

Gross Premiums Written	$360,558	$298,120	$62,438
Net Premiums Written	246,459	202,764	43,695
Net Premiums Earned	231,070	206,870	24,200

Gross premiums written during the first nine months of 2017 increased $62.4 million (20.9%), while net premiums earned increased $24.2 million (11.7%), as compared to the same period in 2016.  The higher premiums written and earned were due to increases in sales of both commercial automobile and workers' compensation products and were consistent with the Company's growth strategy.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on the Company's insurance business averaged 31.6% of gross premiums written for the 2017 period compared to 32.0% a year earlier.  The percentage of premiums ceded to reinsurance decreased as a result of changes in the Company's reinsurance structure.  The change in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in the Company's historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the current reinsurance renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.

Net investment income during the first nine months of 2017 was 18.4% higher than the first nine months of 2016 primarily due to higher interest rates leading to higher reinvestment yields for short-duration fixed income securities, increased dividends and a 6.3% increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 18.6% to $8.9 million during the first nine months of 2017 compared to $7.5 million during the 2016 period, reflecting the aforementioned higher interest rates and reinvestment yield environment.

Net realized investment gains for the first nine months of 2017 totaled $15.5 million and resulted primarily from $8.5 million in gains from the Company's investments in limited partnerships and $7.0 million in gains from trading activities.  For the same period of 2016, overall net realized investment gains were $17.0 million, consisting primarily of $13.8 million in gains from trading activities and $3.2 million in gains from the Company's investments in limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first nine months of 2017 increased $42.9 million (31.1%) compared to the first nine months of 2016, resulting in a loss ratio of 78.3%, compared to a loss ratio of 66.8% during the first nine months of 2016.  The year-over-year increase in losses and loss expenses and in the loss ratio was related to significant unfavorable loss experience from prior years.  A reserve deficiency of $16.5 million developed during the first nine months of 2017 largely due to infrequent, but severe, transportation losses that occurred primarily during the first six months of 2017.

Other operating expenses for the first nine months of 2017 increased $17.9 million, or 27.8%, from the first nine months of 2016.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 33.9% during the 2017 period compared to 29.1% for the 2016 period.

The effective federal tax rate on consolidated income (loss) for the first nine months of 2017 was 581.0% compared to 33.1% for the 2016 period.  The significant difference between the effective rate and the normal statutory rate was the result of the Company's operating loss through the first nine months of 2017.

As a result of the factors mentioned above, and primarily the reserve strengthening that occurred during the second quarter of 2017, net income decreased $22.2 million during the first nine months of 2017 as compared to the 2016 period.

Forward-Looking Information

Any forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties include without limitation the following:  (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company;  (ii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other changes in the market for insurance products could adversely affect the Company's plans and results of operations;  (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission including, but not limited to, those risks set forth in Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2016; and (iv) other risks and factors which may be beyond the control or foresight of the Company.  Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. The Company expressly disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies

There have been no changes in the Company's critical accounting policies as disclosed in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2016.

Concentrations of Credit Risk

The Company's insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2017, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $303 million.  Because of the large policy limits reinsured by the Company, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2017, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2016. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Approximate dollar
			Total number of	value of shares still
	Total number		shares purchased	available to be purchased
	of shares purchased	Average price paid per share	as part of program (1)	under the program (000s) (1)
July 1 - July 31	-	-	-	$-
August 1 - August 31	-	-	-	17,500
September 1 - September 30	84,960	$22.12	84,960	15,620
Total	84,960		84,960	$15,620

(1) On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  Pursuant to this share repurchase program, on September 21, 2017 the Company entered into a Rule 10b5-1 plan expiring on March 5, 2018, authorizing the repurchase of up to $17.5 million of the Company's outstanding common shares, at various pricing thresholds (the "Plan").  Because repurchases under the Plan will be subject to price, market volume and timing constraints, there is no assurance as to the exact number of shares that will be repurchased, if any.  The Company may terminate the Plan at any time.

ITEM 6 (a)  EXHIBITS

INDEX TO EXHIBITS

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

(101)
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    November 8, 2017 By /s/ W. Randall Birchfield
                                                 W. Randall Birchfield,
                                        Chief Executive Officer & President

Date    November 8, 2017 By /s/ William C. Vens
                                                                                                                                                        William C. Vens,
                                                                                                                                                        Chief Financial Officer