Form 10-K
period 2017-12-31
BALDWIN & LYONS INC
filed 2018-03-13
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended Commission file number 0-5534
December 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ____    Accelerated filer   ✓      Non-accelerated filer ____    Smaller reporting company____    Emerging growth company ____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes -___ No   ✓
The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2017, based on the closing trade prices on that date, was approximately $266,182,000.
The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2018:
Common Stock, No Par Value:                           Class A (voting)                                                        2,623,109
Class B (nonvoting) 12,387,703
                                                                                   15,010,812
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The disclosures in this Form 10-K contain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "may," "target," "anticipate," "believe," "plan," "estimate," "expect," "intend," "project," and other similar expressions, constitute forward-looking statements.

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A hereof and our reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

Factors that could contribute to these differences include, among other things:
•
general economic conditions, including weakness of the financial markets, prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	our ability to obtain adequate premium rates and manage our growth strategy;
•
increasing competition in the sale of our insurance products and services resulting from the entrance of new competitors into, or the expansion of the operations of existing competitors in, our markets and our ability to retain existing customers;

•	other changes in the markets for our insurance products;
•	changes in the legal or regulatory environment, which may affect the manner in which claims are adjusted or litigated, including loss and loss adjustment expense;
•	legal or regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;
•	technology or network security disruptions;
•	adequacy of insurance reserves;
•	availability of reinsurance and ability of reinsurers to pay their obligations;
•	our ability to attract and retain qualified employees;
•	tax law and accounting changes; and
•	legal actions brought against us.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Item 1A "Risk Factors" of this report.  You should read that information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and our Consolidated Financial Statements and related notes in Part II, Item 8 of this report.

PART I

Item 1.  BUSINESS

Baldwin & Lyons, Inc. (referred to herein as "B&L") was incorporated under the laws of the State of Indiana in 1930.  Through its subsidiaries, B&L engages in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, B&L offers workers' compensation coverage for a variety of operations outside the transportation industry.
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
Protective, Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", "we", "us" and "our", as used herein, refers to B&L and all its subsidiaries unless the context clearly indicates otherwise.

As is a common practice in the property and casualty insurance industry, the Insurance Subsidiaries share or "cede" portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota-share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss from individual claims or groups of claims among several reinsurers and is an integral part of the Company's business.
In 2017, the Insurance Subsidiaries primarily served the fleet transportation market, although the Insurance Subsidiaries continue to support previously written policies in specialty markets for which the Company has discontinued operations.  Continuing operations and targeted growth are expected to occur in our core business of fleet transportation and workers' compensation.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.  The prior year segment information throughout this Annual Report on Form 10-K was updated to conform to the current year presentation.

Product Lines
Fleet Transportation

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry that retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or deductible basis, and for public livery concerns, principally covering fleets of commercial buses and taxis.  This group of products is collectively referred to as fleet transportation.  Large fleet trucking products are marketed both directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized agents.  Products for small and intermediate fleets and independent contractors are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Insurance Subsidiaries will provide customized product offerings to specific markets through partnerships with brokers or program administrators.  In most cases, the Company's fleet transportation policies are written on an "occurrence" basis (i.e. we may be liable for claims that occurred when our policy was in place with an insured, regardless of when those claims are reported to us; and it may take months or even years for claims to be reported to us).

The principal types of fleet transportation insurance marketed by the Insurance Subsidiaries are:
-	Commercial motor vehicle liability, physical damage and general liability insurance.
-	Workers' compensation insurance.
-	Specialized accident (medical and indemnity) insurance for independent contractors in the trucking industry.
-	Non-trucking motor vehicle liability insurance for independent contractors.
-	Fidelity and surety bonds.
-	Inland Marine insurance consisting principally of cargo insurance.

The Insurance Subsidiaries also perform a variety of additional services, primarily for the Company's insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs, including development of systems to assist customers in monitoring their accident data.  B&L also provides claims handling services, primarily to excess clients with self-insurance programs.
Workers' Compensation

The Insurance Subsidiaries provide workers' compensation insurance for the fleet transportation industry, primarily to employees of motor carriers or independent contractors providing services in the transportation industry.  In 2017, workers' compensation coverage was marketed beyond fleet transportation clients to a variety of non-transportation operations such as light manufacturing, restaurants, retailers, and professional services on both a first-dollar and deductible basis.  Non-transportation workers' compensation is marketed through relationships with non-affiliated brokers and specialized agents.  In addition, we have developed customized non-transportation workers' compensation programs which are marketed through non-affiliated agent partners.  In most cases, the Company's workers' compensation policies are written on an "occurrence" basis (i.e. we may be liable for claims that occurred when our policy was in place with an insured, regardless of when those claims are reported to us; and it may take months or even years for claims to be reported to us).
Discontinued Products
•	Reinsurance Assumptions

In the first quarter of 2016, the Company discontinued its reinsurance assumed professional liability line of products.  These products are in run-off but continued earning premiums in 2017.  Prior to that, the Company accepted cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.  Participation in reinsurance markets fluctuated based on market conditions for these products.  The Company's reinsurance assumed policies were written on both an "occurrence" basis and a "claims-made" basis.

•	Professional Liability

In the fourth quarter of 2016, the Company discontinued its professional liability line of products.  Prior to that, the Company marketed a variety of professional liability products through wholesale and retail agents on both an admitted and surplus lines basis throughout the United States, specializing in smaller insureds.  Some professional liability policies renewed in 2017 as required by state regulations and existing policies remained inforce through 2017.  In most cases, the Company's professional liability policies were written on a "claims-made" basis.  Under claims-made policies, the Company was generally only liable for claims when a policy was in place with our insured, however we were potentially liable for claims reported to us, even if the claim event occurred before we had a policy in place with the insured.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses incurred on average comprise approximately two-thirds of the Company's operating expenses.

The Company's consolidated balance sheets as of December 31, 2017 and 2016 set forth in Part II, Item 8 of this Annual Report on Form 10-K include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.
The Company's reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  "Case basis" loss reserves are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, "bulk" reserves are established for (1) those losses which have occurred, but have not yet been reported to the Company ("incurred but not reported" claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim, also referred to as LAE.  Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs.  Loss adjustment expense reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation which are not specifically allocable to individual claims.  Historical analyses of the ratio of loss adjusting expenses to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the loss adjustment reserve needs relative to the established loss reserves.  Each of these reserve categories contain elements of uncertainty which assure variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see "Loss and Loss Expense Reserves" under the caption, "Critical Accounting Policies" noted in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

For policies inforce at December 31, 2017, the maximum amount for which the Company insures a fleet transportation risk is $10 million, less applicable self-insured retentions, although for the majority of policies written, the maximum limits provided by the Company are $5 million or less. Occasionally, limits above $10 million required by customers are placed directly by the Company with non-affiliated carriers or written by the Company but 100% reinsured with non-affiliated reinsurers. Certain coverages, such as workers' compensation, do not have policy limits, although the Company protects itself to the extent believed prudent through the purchase of excess reinsurance for these coverages.

After giving effect to treaty and facultative reinsurance arrangements, the Company's maximum exposure to loss from a single occurrence for the vast majority of risks insured (those with policy limits of $5 million or less) is approximately:
•	$0.25 million to $1.3 million for policies written on or after July 3, 2016, and
•	$0.8 million to $4.1 million for policies written on or after July 3, 2017.
However, for certain losses (those with policy limits up to $10 million) the maximum exposure could be as high as:
•	$2.5 million for policies written on or after July 3, 2016, and
•	$8.0 million for policies written on or after July 3, 2017.

The change in the Company's single occurrence loss exposure described above (from a range of $0.25 million to $2.5 million in 2016, to a range of $0.8 million to $8.0 million in 2017) is offset by a change in the reinsurance structure for these risks.  As of July 3, 2017, the Company no longer utilizes sliding scale ceding premium provisions in its reinsurance arrangements for these risks, instead utilizing a flat ceding premium percentage.

The economic exposure from a single claim occurrence remains relatively consistent year over year; however, under the current flat ceding premium provision, more of the economic exposure will flow through loss expense moving forward, whereas in prior periods, utilizing the sliding scale ceding premium provisions, more of the economic exposure was reflected in lower net premiums earned.  For both periods discussed above, the Company's has limited economic exposure for losses occurring in treaty years that have loss and allocated loss adjustment expense ratios greater than approximately 86.5%.

The Company is a cedent under numerous reinsurance treaties covering its product lines.  Treaties are typically written on an annual basis, each with its own renewal date.  However, treaty terms may occasionally be agreed to for periods beyond one year.  Treaty renewals are expected to largely continue to occur annually in the foreseeable future.  Because losses from certain of the Company's products can experience delays in being reported and can take years to settle, losses reported to the Company in the current year may be covered by a number of older reinsurance treaties with higher or lower net loss exposures than those provided by current treaty provisions.

The table below sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2017, 2016 and 2015.  This table includes reserves, net of reinsurance recoverable, to correspond with our income statement presentation, but also includes a reconciliation of beginning and ending loss and LAE liability, gross of reinsurance recoverable, as presented in the balance sheet.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2017	2016	2015
Reserves, gross of reinsurance
recoverable, at the beginning of the year	$576,330	$513,596	$506,102
Reinsurance recoverable on unpaid losses at the beginning of the year	251,563	211,843	210,519
Reserves at the beginning of the year	324,767	301,753	295,583

Provision for losses and loss expenses:
Claims occurring during the current year	228,303	172,645	165,812
Claims occurring during prior years	19,215	13,836	(10,062)
Total incurred losses and loss expenses	247,518	186,481	155,750

Loss and loss expense payments:
Claims occurring during the current year	67,234	54,239	56,710
Claims occurring during prior years	132,920	109,228	92,870
Total paid	200,154	163,467	149,580
Reserves at the end of the year	372,131	324,767	301,753

Reinsurance recoverable on unpaid losses at the end of the year	308,143	251,563	211,843
Reserves, gross of reinsurance
recoverable, at the end of the year	$680,274	$576,330	$513,596

The reconciliation above shows the Company's estimate of net losses on 2016 and prior accidents is approximately $19.2 million higher at December 31, 2017 than was provided in loss reserves at December 31, 2016 (referred to as a "reserve deficiency").  This compares to a $13.8 million reserve deficiency on prior accident years in 2016 and a $10.0 million reserve savings reported in 2015 related to prior accident years.

The following table is a summary of the 2017 calendar year reserve deficiency by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2016	(Savings) Deficiency Recorded During 2017 [1]	% (Savings) Deficiency

2016	$118,406	$(8,561)	(7.2%)
2015	69,463	(3,863)	(5.6%)
2014	50,739	3,688	7.3%
2013	22,186	17,418	78.5%
2012	16,414	6,234	38.0%
2011 & Prior	47,559	4,299	9.0%

	$324,767	$19,215	5.9%

1 Consist of development on cases known at December 31, 2016, losses reported which were previously unknown at December 31, 2016 (incurred but not reported), unallocated loss expense paid related to accident years 2016 and prior changes in the reserves for incurred but not reported losses and loss expenses.
The savings shown in accident years 2015 and 2016 in the table above reflect favorable loss development in both short-tail lines of business, such as physical damage, and the Company's independent contractor products (including non-trucking liability, occupational accident and workers' compensation).  The deficiencies in accident years 2014 and prior are largely the result of discontinued lines (professional liability and general property based in Florida) and several infrequent, but severe, transportation losses.  The Company took action in all accident years to reflect new trends in loss development for commercial auto products that have emerged over the last two years.  These actions included case reserving reviews, as well as actuarial product reviews, and resulted in the reserve strengthening noted during 2017.
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

Management's goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The $19.2 million in net deficiency developed during 2017 represents 5.9% of December 31, 2016 net loss and LAE reserves, which is within an acceptable range of variation for the Company's diverse and complex book of business.  2017 was the first calendar year in which reserve deficiencies were more than 5% of the prior year's loss position since 1985.  The Company constantly monitors changes in trends related to the numbers of claims incurred relative to correlative variances with premium volume, average settlement amounts, numbers of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.

Ten Year Historical Development Tables:
The table below presents the development of U.S. generally accepted accounting principles ("GAAP") balance sheet insurance reserves for each year-end from 2007 through 2016, as of December 31, 2017, net of all reinsurance credits.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

Liability for Unpaid Losses
and Loss Adjustment
Expenses [1]	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131

Liability Reestimated
as of: [2]
One Year Later	227,423	222,049	194,430	208,933	280,217	283,673	277,734	285,521	315,589	343,982
Two Years Later	216,730	208,702	198,220	201,745	272,285	282,381	268,757	303,540	340,361
Three Years Later	206,445	210,562	188,110	204,243	276,525	279,685	288,862	332,175
Four Years Later	210,170	205,519	192,195	202,078	268,299	291,332	313,909
Five Years Later	208,132	208,398	187,792	198,518	275,517	298,861
Six Years Later	210,446	205,986	181,547	200,922	276,812
Seven Years Later	209,288	200,460	181,998	203,692
Eight Years Later	205,179	200,808	184,122
Nine Years Later	205,248	202,565
Ten Years Later	205,784

Cumulative Redundancy (Deficiency) [3]	$38,716	$29,068	$19,131	$14,937	$13,280	$(9,625)	$(25,821)	$(36,592)	$(38,608)	$(19,215)

Cumulative Amount of
Liability Paid
Through: [4]
One Year Later	$76,970	$84,777	$74,182	$72,393	$94,003	$103,941	$92,275	$92,870	$109,228	$132,920
Two Years Later	124,870	120,628	107,413	109,382	156,271	162,087	159,282	166,642	195,951
Three Years Later	145,857	142,731	125,038	133,507	193,566	205,452	166,642	222,295
Four Years Later	157,724	152,679	137,460	147,462	214,873	202,803	234,158
Five Years Later	164,877	161,834	143,461	158,172	227,359	241,533
Six Years Later	170,554	166,290	148,101	166,112	234,578
Seven Years Later	174,190	170,126	152,375	168,524
Eight Years Later	177,275	173,867	153,999
Nine Years Later	180,569	174,902
Ten Years Later	180,701

1 Represents the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including incurred but not reported ("IBNR") losses, to the Company.

2 Represents the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.
3 Represents the aggregate change in the estimates of each calendar year-end reserve through December 31, 2017.
4 Represents the cumulative amount paid with respect to the previously recorded calendar year-end liability as of the end of each succeeding year.  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business, whereby portions of claims, principally in workers compensation coverages, do not fully pay out for more than ten years.

Historically, the Company's net loss developments have been favorable.  Reserve developments for all years ended in the period 1985 through 2011 have produced redundancies as of December 31, 2017, with deficiencies developing for periods from 2012 forward.  The $19.2 million deficiency developed through one year on the 2016 reserve position reflects action taken by management to respond to higher than expected adverse case development, as previously noted.  The deficiencies that have developed in the chart from 2012 through 2017 have been largely attributable to two main themes: (1) The Company engaged in new markets between 2008-2013 including professional liability and property coverages concentrated in the state of Florida.  These products (now discontinued) experienced significant adverse loss development in calendar years 2016 and 2017 as more information emerged and was therefore considered in the reserving process.  (2) The Company has experienced some infrequent but severe loss developments in its transportation offerings, a market that was also entered into during the 2008-2013 strategic period.  The Company is currently addressing the rate adequacy and customer segmentation practices of this product in response to the most recent adverse loss development.
Readers should note the table above does not present accident or policy year development data, which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2010, but incurred in 2007, will be included in the cumulative development amount for each of the years ending December 31, 2007, 2008, and 2009.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.
The table presented below presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2007 through December 31, 2016, as of December 31, 2017, with a reconciliation of the data to the net amounts shown in the table above.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

Year Ended December 31	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017

Direct and Assumed:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$378,616	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596	$576,330	$680,274

Liability Reestimated as of
December 31, 2017	316,914	311,512	303,058	322,142	414,550	476,593	532,456	590,685	608,357	601,543

Cumulative Redundancy (Deficiency)	$61,702	$78,046	$55,972	$22,378	$7,006	$(21,139)	$(57,986)	$(84,583)	$(94,761)	$(25,213)

Ceded:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$134,116	$157,925	$155,777	$125,891	$131,464	$166,218	$186,382	$210,519	$211,843	$251,563	$308,143

Liability Reestimated as of
December 31, 2017	111,130	108,947	118,936	118,450	137,738	177,732	218,547	258,510	267,996	257,561

Cumulative Redundancy (Deficiency)	$22,986	$48,978	$36,841	$7,441	$(6,274)	$(11,514)	$(32,165)	$(47,991)	$(56,153)	$(5,998)

Net:
Liability for Unpaid Losses and Loss
Adjustment Expenses	$244,500	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131

Liability Reestimated as of
December 31, 2017	205,784	202,565	184,122	203,692	276,812	298,861	313,909	332,175	340,361	343,982

Cumulative Redundancy (Deficiency)	$38,716	$29,068	$19,131	$14,937	$13,280	$(9,625)	$(25,821)	$(36,592)	$(38,608)	$(19,215)

Readers are reminded the gross data presented above requires significantly more subjectivity in the estimation of IBNR and loss expense reserves because of the high limits provided by the Company to its fleet transportation and workers' compensation customers, some of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties where the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The Company's consolidated financial statements reflect our financial results net of reinsurance.

Environmental Matters:
Given that one of the Company's core businesses is insuring fleet transportation companies, on occasion claims involving a commercial automobile accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported, evaluated and fully resolved within a short period of time.
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
The Company's reserves for unpaid losses and loss expenses at December 31, 2017 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for IBNR environmental losses at December 31, 2017.

Marketing

Historically, the Insurance Subsidiaries have primarily focused their fleet transportation marketing efforts on large and medium trucking fleets, with their biggest market share in larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) generally self-insure a significant portion of their risk, and self-insured retention plans are a specialty of the Company.  The indemnity contract provided to such customers is designed to cover all aspects of fleet transportation liability, including third party liability, property damage, physical damage and cargo, arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain deductibles on each claim.  The Company's fleet transportation offerings also include public livery risks, principally large and medium-sized operators of bus fleets and taxis, work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor, as well as workers' compensation coverage to employees of independent contractor fleet owners.  Large fleet trucking products are marketed both directly to fleet transportation clients and also through relationships with non-affiliated brokers and specialized independent agents.
In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units) and "medium fleet" trucking concerns (7-150 power units). Products for small and medium fleets, independent contractors, and non-trucking entities are marketed through relationships with non-affiliated brokers and specialized agents.

In some cases, the Company will provide specific product offerings to specialized markets through partnerships with brokers and program administrators.  As we grow, our distribution strategy has moved toward utilization of non-affiliated agents and brokers to place new business for small and intermediate fleet transportation (including independent contractor products) and non-transportation workers' compensation.  In addition, we have developed customized commercial auto liability and workers' compensation programs which are marketed through non-affiliated agent partners.   These customized programs can include a suite of products selected for our targeted customer base, including commercial auto liability, general liability, non-trucking liability, cargo, occupational accident, or workers' compensation coverages.

Investments
The Company's investment portfolio is notionally divided between (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds.  Management believes the funds invested in fixed maturity and short-term securities are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds to achieve higher long-term returns.  The following discussion will concentrate on the different investment strategies for these two major categories.
At December 31, 2017 the market value of the Company's consolidated investment portfolio was approximately $854.6 million, consisting of fixed maturities, equity securities, limited partnership and short-term and other investments and includes $59.2 million of short-term funds classified as cash equivalents.
A comparison of the allocation of assets within the Company's consolidated investment portfolio, using market value as a basis, is as follows as of December 31:

	2017	2016

Fixed maturities:
Agency collateralized mortgage obligations	1.9%	0.8%
Agency mortgage-backed securities	3.2	0.6
Asset-backed securities	5.1	6.0
Bank loans	2.3	1.4
Certificates of deposit	0.4	0.4
Collateralized mortgage obligations	0.8	1.2
Corporate securities	23.2	19.0
Mortgage-backed securities	2.8	3.3
Municipal obligations	11.3	17.3
Non-U.S. government obligations	4.4	3.3
U.S. government obligations	5.7	12.3
Total fixed maturities	61.1	65.6

Short-term	0.1	0.2
Cash equivalents	6.9	8.0
Total fixed maturities and short-term	68.1	73.8

Limited partnerships (equity basis)	8.3	10.2

Equity securities:
Consumer	5.5	4.3
Energy	1.2	1.7
Financial	5.3	4.2
Industrial	3.0	2.8
Technology	1.5	1.2
Funds (e.g. mutual funds, closed end funds, ETFs)	5.9	0.9
Other	1.2	0.9
Total equity securities	23.6	16.0
	100.0%	100.0%

Fixed Maturity and Short-Term Investments

Fixed maturity and short-term securities comprised 68.1% of the market value of the Company's consolidated investment portfolio of $854.6 million at December 31, 2017.  The fixed maturity portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $7.5 million (0.9% of the Company's consolidated investment portfolio).  The Company's fixed maturity portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed maturity securities but typically holds such investments until maturity.  Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed maturity securities may be sold when realignment of the portfolio is considered beneficial (e.g., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

The following comparison of the Company's fixed maturity and short-term investment portfolios, using par value as a basis, shows the changes in contractual maturities in the portfolio during 2017.  Note that the expected average maturity of the portfolio is less than the contractual maturity average life shown below because the Company has, in some cases, the right to put obligations and borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.

	2017	2016
Less than one year	19.5%	27.7%
1 to 5 years	53.4	52.7
5 to 10 years	13.0	9.7
More than 10 years	14.1	9.9
	100.0%	100.0%

Average contractual life of portfolio (years)	4.9	4.5

Approximately $71.9 million of our fixed maturity investments (8.4% of the Company's consolidated investment portfolio) consisted of non-rated bonds and bonds rated as less than investment grade by the National Association of Insurance Commissioners ("NAIC") at year end.  These investments included a diversified portfolio of over 40 issuances and had a $1.6 million aggregate net unrealized gain position at December 31, 2017.
The market value of the consolidated fixed maturity portfolio included $0.8 million of net unrealized gains at December 31, 2017 compared to $2.7 million of net unrealized losses at December 31, 2016.  The Company analyzes fixed maturity securities for other-than-temporary impairment ("OTTI") in accordance with the Financial Accounting Standards Board ("FASB") OTTI guidance.  As has been the Company's consistent policy, OTTI is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than six months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration of the Company's 20% threshold.  The current net unrealized gain on fixed maturity securities consists of $5.7 million of gross unrealized gains and $4.8 million of gross unrealized losses.  The gross unrealized losses equal approximately 0.9% of the cost of all fixed maturity securities.  See also "Critical Accounting Policies" in Part II, Item 7 of this Annual Report on Form 10-K for additional details of our investment valuation.

Equity Securities
Because of the large amount of high quality fixed maturity investments owned, relative to the Company's loss and loss expense reserves (net of reinsurance recoverables) and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for longer periods of time.  Equity securities comprised 23.6% of the market value of the Company's consolidated investment portfolio of $854.6 million at December 31, 2017.  The Company's equity securities portfolio consists of various securities with diversification from large to small capitalization issuers and among several industries.  The largest single equity issue owned had a market value of $6.8 million at December 31, 2017 (0.8% of the Company's consolidated investment portfolio).

The Company maintains a buy-and-hold philosophy with respect to equity securities.  Many current holdings have been continuously owned for more than ten years.  An individual equity security will be disposed of when it is determined by the Company's external investment managers or the Board of Director's Investment Committee that there is little potential for future appreciation.  All equity securities are considered to be available for sale, although portfolio turnover has historically been very low.  Securities are disposed of only when market conditions dictate, regardless of the impact, positively or negatively, on current period earnings.  In addition, equity securities may be sold when realignment of the portfolio is considered beneficial or when valuations are considered excessive compared to alternative investments.  Sales of equity securities during 2017 generated both gains and losses but netted to a realized gain of $8.1 million before taxes.
The Company's policy for OTTI is to impair equity securities where the current market value is at least 20% below original or adjusted cost and the decline was ongoing for more than six months at the date of write-down, regardless of the evaluation of the issuer or the potential for recovery.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment, regardless of the percentage decline.  Further, the Company takes into account any known subjective information in evaluating for impairment without consideration of the Company's 20% threshold.  Net unrealized gains on the equity security portfolio were $71.0 million before taxes at December 31, 2017 compared to $55.0 million at December 31, 2016.  The current net unrealized gain consists of $73.2 million of gross unrealized gains and $2.2 million of gross unrealized losses.

Limited Partnerships
The Company invests in various limited partnerships engaged in long-short equities, private equity, country focused funds and real estate development as an alternative to direct equity investments.  The funds used for these investments are part of the Company's excess capital strategy.  At December 31, 2017, the aggregate carrying value was $70.8 million, comprising 8.3% of the market value of the Company's consolidated investment portfolio.
As a group, these investments increased in value during 2017, with the aggregate of the Company's share of such gains reported by the limited partnerships totaling approximately $12.5 million.
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

Investment Yields
Interest rates, particularly those on the short end of the yield curve where the vast majority of the Company's fixed maturity investments are maintained, remained at historically low levels during 2017.  Pre-tax net investment income increased $3.6 million, or 25%, during 2017, reflecting higher interest rates for shorter duration securities, increased dividends and increased invested assets from continuing positive cash flow from operations.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2017	2016
Before federal tax:
Investment income	3.2%	2.9%
Investment income plus investment gains	6.2	6.8

After federal tax:
Investment income	2.3	2.2
Investment income plus investment gains	5.4	6.1

See also "Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K for additional details of our investment operations.

Regulatory Framework
The Insurance Subsidiaries are currently subject to insurance industry regulation by each of the jurisdictions in which they are licensed.  In addition, minor portions of the Insurance Subsidiaries' business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  As an insurance holding company, B&L is also subject to oversight from the Indiana Department of Insurance.  There can be no assurance that laws and regulations will not be changed by one or more of these regulatory bodies in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government continuously reviews the regulation and supervision of financial institutions, including insurance companies, as well as tax laws and regulation, which could impact the Company's operations and performance.  The Company will also be impacted from changes to state and federal tax laws, including the U.S. Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Act").
Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company's ability to generate historical levels of income from its insurance operations.  We are obligated to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has continuously maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business, thus having a detrimental effect on the Company.  Also, the ability of the Insurance Subsidiaries to modify insurance rates is heavily regulated for significant portions of our business, and such rate increases are often denied or delayed for substantial periods by regulators.
Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the NAIC, which are designed to provide protection for both policyholders and shareholders.  The statutory capital of each of the Insurance Subsidiaries substantially exceeds the minimum risk- based capital requirements set by the NAIC.  State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital ("RBC") requirements and are based on a number of complex factors, taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2017, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $104,913.  Actual consolidated statutory capital and surplus at December 31, 2017 exceeded this requirement by $316,750.

Employees
As of December 31, 2017, the Company had 528 employees, an increase of 73 employees from the prior year end.

Revenue Concentration
The Company derives a significant percentage of its direct premium volume from certain FedEx subsidiaries and operating companies ("FedEx"), and from insurance coverage provided to FedEx's contracted service providers.  FedEx represented approximately $18.5 million, $18.3 million and $17.8 million of the Company's consolidated gross premiums written in 2017, 2016 and 2015, respectively.  An additional $189.4 million, $202.2 million and $209.4 million in 2017, 2016 and 2015, respectively, was placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx, but this additional business was not dependent upon the Company's direct business with FedEx.

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

The Company believes it has a competitive advantage in its major lines of business as the result of its management and staff, its service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to skilled employees, its extensive proprietary databases and the use of technology with respect to its insureds and independent agent force.  However, the Company is not "top-line" oriented and will readily sacrifice premium volume during periods of unrealistic rate competition.  Accordingly, should competitors determine to "buy" market share with unprofitable rates, the Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.
Availability of Documents
The Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The Company's Internet website is www.baldwinandlyons.com. The Company has included its Internet website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, the Company's Internet website is not incorporated by reference into this Annual Report on Form 10-K.

The Company makes available, free of charge, by mail or through its Internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with or furnishes it to the SEC. The Company also includes on its Internet website its Code of Business Conduct and the charter of each standing committee of its Board of Directors (the "Board"). In addition, the Company intends to disclose on its Internet website any amendments to, or waivers from, its Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq Stock Market, LLC ("Nasdaq").

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
We compete with a large number of other companies in our selected lines of business. During periods of intense competition for premium, we are vulnerable to the actions of other companies who may seek to write business without what we believe to be an appropriate regard for ultimate profitability. During these times, it is very difficult to grow or maintain premium volume without sacrificing underwriting discipline and income.
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
We may incur increased costs in competing for underwriting revenues as we expand our business.  Increased costs associated with attracting and writing new clients may negatively impact underwriting revenue.  If we are unable to compete effectively, our underwriting revenues may decline, as well as our overall business results.
New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

Changes in laws and regulations governing the insurance industry could have a negative impact on our ability to generate income from our insurance operations.
One or more of our Insurance Subsidiaries are regulated and/or licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  We are obligated to comply with numerous complex and varied governmental regulations in order to maintain our authority to write insurance business.  Failure to maintain compliance could result in governmental regulators preventing us from writing new business, which would have a material adverse impact on us, our results of operations and our financial condition.  Further, the ability for our Insurance Subsidiaries to adjust insurance rates and other product offerings is regulated for significant portions of our business and needed rate adjustments can be denied or delayed for substantial periods by regulators.

A material decline in our financial strength rating could adversely affect our position in the insurance market and cause a significant reduction in our premiums and earnings.
Our main insurance subsidiary, Protective, currently has a financial strength rating of "A+" (Superior) by A.M. Best.    Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from "A++" (Superior) to "F" (In Liquidation).  The objective of A.M. Best's rating system is to provide potential policyholders and other interested parties with an expert independent opinion of an insurer's financial strength and ability to meet ongoing obligations, including paying claims.  This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.  A downgrade in rating could result in the loss of a number of insurance contracts we write and in a substantial loss of business to other competitors, which would have a material adverse effect on our results of operations.

We have two classes of common stock with unequal voting rights and are effectively controlled by our principal shareholders and management, which limits other shareholders' ability to influence our operations.
Our principal shareholders, directors and executive officers and their affiliates control approximately 50% of the outstanding shares of voting Class A common stock and approximately 23% of the outstanding shares of non-voting Class B common stock.  These parties effectively control us, direct our affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these shareholders may conflict with those of other shareholders, and this concentration of voting power may limit the marketability of our stock and has the potential to delay, defer or prevent a change in control that other shareholders may believe to be in their best interests.

We are subject to credit risk relating to our ability to recover amounts due from reinsurers.
We limit our risk of loss from policies of insurance issued by our Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve us of our responsibility to policyholders should the reinsurers be unable to meet their obligations to us under the terms of the underlying reinsurance agreements.  While we have not experienced any significant reinsurance losses for over 25 years, in the past a small number of our less significant reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies, and provisions for potential uncollectible balances from these reinsurers have been established.  If we are unable to collect the amounts due to us from reinsurers, any unreserved credit losses could adversely affect our results of operations, equity, business and insurer financial strength rating.

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
We derive a significant percentage of our direct premium volume from certain FedEx subsidiaries and related entities, and from insurance coverage provided to FedEx's contracted service providers.  The loss of this major customer would likely materially adversely impact our revenue and earnings potential, as well as our A.M. Best rating.  Insurance programs provided to FedEx and programs provided to the contracted service providers are not necessarily dependent upon one another, and therefore can be viewed as separate entities.

Our collateral held may prove to be insufficient.
We require collateral from our large insureds covering the insureds' obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should we, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx utilizes significant self-insured retentions and deductibles under policies of insurance provided by us.  In the case of FedEx, we have determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should we become responsible for this customer's entire self-insured retention and deductible obligations, the collateral held would be insufficient, and we would sustain a significant operating loss.

A material drop in interest rates, or disruption in the fixed income markets, could have an adverse impact on our earnings and, potentially, our financial position.
Our income from these investments could be materially reduced, which would reduce our results of operations, equity, business and insurer financial strength rating.  The functioning of the fixed income markets, the values of the investments we hold and our ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in our portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact our ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations; or the onset of deflation or stagflation.

Our investment portfolio is subject to market and credit risks, which could affect our financial results and ability to conduct business.
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

Disruptions or breaches of our information systems could adversely affect us.
Despite our implementation of network security measures, which have focused on prevention, mitigation, resilience, and recovery, our network and products may be vulnerable to cybersecurity attacks, computer viruses, break-ins and similar disruptions.  Cybersecurity attacks and intrusion efforts are continuous and evolving, and in certain cases they have been successful at the most robust institutions.  The scope and severity of risks that cyber threats present have increased dramatically, and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, exploiting weaknesses related to vendors or other third parties that could be exploited to attack our systems, denials of service, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Any such event could have a material adverse effect on our business, operating results and financial condition, as we face regulatory, reputational and litigation risks resulting from potential cyber incidents, as well as the potential of incurring significant remediation costs.
Our daily business operations require us to retain sensitive data such as proprietary business information and data related to customers, claimants and business partners within our network infrastructure.  The loss or breach of such information could result in wide reaching negative impacts to our business, and as such, the ongoing maintenance and security of this information is pertinent to the success of our business operations and our strategic goals.
Our networking infrastructure and related assets may be subject to unauthorized access by hackers, employee errors, or other unforeseen activities that could result in the disruption of business processes, network degradation and system downtime, along with the potential that a third party will exploit our critical assets such as proprietary business information and data related to our customers and business partners.  To the extent that such disruptions occur, our business operating results and financial condition could be materially and adversely affected resulting in a possible loss of business.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively.  The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, net equity and other historical financial statement line items that are important to users of our financial statements.  Changes could also introduce significant volatility in our results of operations, equity, business and insurer financial strength rating.

We may be unable to attract and retain qualified employees.
We depend on our ability to attract and retain qualified executive officers, experienced underwriters, claims professionals and other skilled employees who are knowledgeable about our specialty lines of business. If we are unable to attract and retain such individuals, we may be unable to maintain our current competitive position in the specialty markets in which we operate and may be unable to achieve our growth strategy.

Future changes to U.S. tax laws, if adopted, could have an adverse effect on our business, financial condition, results of operations and cash flows.
The enactment of the U.S. Tax Act significantly reduced our income tax rate beginning in 2018.  However, from time to time legislation is proposed that would, if enacted, make significant changes to U.S. tax laws, including changes to U.S. corporate tax rates. Such proposed changes in U.S. tax laws, if adopted, or other similar changes that reduce or eliminate deductions currently available to us, could adversely affect our business, financial condition, results of operations and cash flows.  The IRS has not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, we have not completed our accounting for the tax effects, but we have made a reasonable estimate of the effects on our existing deferred tax balances at December 31, 2017.  We re-measured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future, which is generally 21%.  However, we are still analyzing certain aspects of the U.S. Tax Act and refining our calculations, which could potentially affect the measurement of those balances or give rise to new deferred tax amounts.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana, approximately 14 miles from downtown Indianapolis.  The home office building contains a total of 181,000 usable square feet, and the Company currently occupies approximately 72% of this space, with the remainder being leased to non-affiliated entities on short-term leases expiring through 2023.

The Company also owns a building and the adjacent real estate in Indianapolis, approximately nine miles from its main office in Carmel.  The building contains approximately 15,000 square feet of usable space, and is used primarily for off-site data storage and as a contingent back up and disaster recovery site.

The Company's entire operations are conducted from these two facilities.  The current facilities are expected to be adequate for the Company's operations for the near future.

Item 3.  LEGAL PROCEEDINGS

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company or outside the ordinary course of business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company's Class A and Class B common stocks are traded on Nasdaq under the symbols BWINA and BWINB, respectively.  The Class A and Class B common shares have identical rights and privileges, except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting. As of February 28, 2018 there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.
The table below sets forth the range of high and low sale prices for the Class A and Class B Common Stock for 2017 and 2016, as reported by Nasdaq and published in the financial press, as well as the cash dividends paid by the Company.

					Cash
	Class A		Class B		Dividends
	High	Low	High	Low	Declared

2017:
Fourth Quarter	$24.36	$21.95	$24.70	$22.30	$.27
Third Quarter	23.85	21.41	24.90	21.20	.27
Second Quarter	26.95	23.15	25.40	23.45	.27
First Quarter	26.04	22.73	25.45	22.60	.27

2016:
Fourth Quarter	26.10	23.21	27.70	23.45	.26
Third Quarter	26.50	23.04	27.25	24.43	.26
Second Quarter	24.90	22.50	25.28	23.33	.26
First Quarter	24.02	22.00	25.10	22.11	.26

The Company has paid quarterly cash dividends continuously since 1974.  The current regular quarterly dividend rate of $.27 per share, effective February 2017, was increased to $.28 per share, effective February 2018.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At December 31, 2017, $104.9 million, or 25.1% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material dividend payment concerns for the Company.  The Board intends to address the subject of dividends at each of its future meetings and will consider the Company's earnings, returns on investments and its capital needs.

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  The Company may amend, suspend or discontinue the share repurchase program at any time.

Corporate Performance
The following graph shows a five year comparison of cumulative total return for the Company's Class B common shares, the Russell 2000 Index and the Company's peer group as determined by management (the "BWINB Peer Group").  The basis of comparison is a $100 investment at December 31, 2012, in each of (i) Baldwin & Lyons, Inc., (ii) the Russell 2000 Index and (iii) the BWINB Peer Group.  All dividends are assumed to be reinvested.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Baldwin & Lyons, Inc.	100.00	119.26	117.09	113.91	124.49	123.93
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group	100.00	160.92	167.94	182.04	219.76	238.34

Baldwin & Lyons, Inc. Peer Group

Amerisafe, Inc.	Heritage Insurance Holdings, Inc.
Atlas Financial Holdings, Inc.	James River Group Holdings, Ltd.
Donegal Group Inc.	NMI Holdings, Inc.
EMC Insurance Group Inc.	Safety Insurance Group, Inc.
Employers Holdings, Inc.	United Insurance Holdings Corp.
Federated National Holding Company	Universal Insurance Holdings, Inc.
HCI Group, Inc.
Hallmark Financial Services, Inc.

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2017.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2017 included in Part II, Item 8 "Financial Statements and Supplementary Data", and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)

Gross premiums written	$504,737	$403,004	$383,553	$382,388	$369,476

Net premiums earned	328,145	276,011	263,335	261,627	252,743

Net investment income	18,095	14,483	12,498	9,055	8,770

Net realized gains (losses) on investments	19,686	23,228	(1,261)	14,930	23,515

Losses and loss expenses incurred	247,518	186,481	155,750	159,596	150,701

Net income	18,323	28,945	23,283	29,717	36,588

Earnings per share -- net income [1]	1.21	1.92	1.55	1.98	2.45

Cash dividends per share	1.08	1.04	1.00	1.00	1.00

Investment portfolio [2]	854,595	749,501	729,877	757,421	703,259

Total assets	1,357,016	1,154,137	1,085,771	1,144,247	1,072,270

Shareholders' equity	418,811	404,345	394,498	399,496	381,724

Book value per share [1]	27.83	26.81	26.25	26.67	25.57

1   Earnings and book value per share are adjusted for the dilutive effect of restricted stock outstanding.
2   Includes money market instruments classified as cash equivalents in the Consolidated Balance Sheets.

Item 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The Company specializes in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, B&L offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.  The prior year segment information throughout this Annual Report on Form 10-K was updated to conform to the current year presentation.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Act") was signed into law. The U.S. Tax Act lowered the U.S. corporate income rate from 35% to 21% effective January 1, 2018.  GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted. As a result of the U.S. Tax Act, the Company recorded a tax benefit of $9.6 million related to the re-measurement of its deferred tax assets and liabilities during the fourth quarter of 2017.

Liquidity and Capital Resources
The primary sources of the Company's liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments and (3) proceeds from maturing investments.

The Company generally experiences positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of the Company's Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  The Company's cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time, whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by the Company from its insureds.

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On September 21, 2017, the Company entered into a stock repurchase plan for the purpose of repurchasing up to $17.5 million of shares of its common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, the Company's share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expired on March 5, 2018. The Company's share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. The Company has funded, and intends to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of the Company's stock price, market volume and other market conditions.  For the year ended December 31, 2017, the Company paid $1.9 million to repurchase 84,960 shares of its Class B common stock under its share repurchase program.

For several years, the Company's investment philosophy has emphasized the purchase of shorter-duration bonds.  As flat yield curves have not provided an incentive to lengthen maturities in recent years, the Company has continued to maintain its fixed maturity portfolio at short-term levels.  The average contractual life of the Company's fixed maturity and short-term investment portfolio increased slightly to 4.9 years during 2017 from 4.5 years during 2016.  The average duration of the Company's fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of the Company's liabilities.  Our investments in the equity markets reflect a conservative, value driven approach, which has been implemented through partnerships, advisors and the Investment Committee.  The long-term horizon for the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the NAIC, which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $61.3 million to $93.7 million for full year 2017 from $32.4 million in 2016.  The increase in operating cash flow was primarily related to higher premium volume in 2017.  Net cash flows from operations decreased $5.8 million to $32.4 million for full year 2016 compared to $38.2 million in 2015.  The decrease in operating cash flow resulted mainly from increased loss and loss adjustment expenses in 2016.

Net cash used in investing activities increased $47.0 million to $74.3 million for full year 2017, as compared to 2016.  The increase in cash used in investing activities was the result of the normal timing of purchases and sales and maturities in our investment portfolio, partially offset by higher distributions from limited partnership investments and proceeds from maturities in 2017. Net cash used in investing activities increased $14.5 million to $27.4 million for full year 2016 compared to $12.8 million in 2015.  The increase in cash used in investing activities was also the result of the normal timing of purchases and sales and maturities in our investment portfolio.

Net cash used in financing activities for full year 2017 consisted of regular cash dividend payments to shareholders of $16.3 million ($1.08 per share) and $1.9 million to repurchase 84,960 shares of the Company's Class B common stock.  Financing activities for full year 2016 and 2015 consisted solely of the regular cash dividend payments to shareholders of $15.8 million ($1.04 per share) and $15.0 million ($1.00 per share), respectively.

The Company's assets at December 31, 2017 included $59.2 million of investments included within cash and cash equivalents on the consolidated balance sheet that are readily convertible to cash without market penalty and an additional $54.6 million of fixed maturity investments maturing in less than one year.  The Company believes that these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and the Company chooses to further restrict volume, the liquidity of its investment portfolio would permit management to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, the Company's reinsurance program is structured to avoid significant cash outlays that accompany large losses.

The Company maintains a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20.0 million as of December 31, 2017 and December 31, 2016.  At December 31, 2017, the effective interest rate was 2.65%.  The Company had $20.0 million remaining unused under the line of credit at December 31, 2017.  The Company's revolving line of credit has three financial covenants, each of which were met as of December 31, 2017.  The three financial covenants relate to a minimum GAAP net worth, a minimum statutory surplus and a minimum A.M. Best rating.

Net premiums written by the Company's Insurance Subsidiaries for 2017 equaled approximately 84% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of the Insurance Subsidiaries substantially exceeded minimum risk based capital requirements set by the NAIC as of December 31, 2017.  Accordingly, the Company has the ability to significantly increase its business without seeking additional capital to meet regulatory guidelines.

At December 31, 2017, $104.9 million, or 25.1% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to the parent company because of minimum statutory capital requirements.  At December 31, 2017, $59.1 million may be transferred by dividend or loan to the parent company without approval by, or prior notification to, regulatory authorities.  An additional $256.4 million of shareholders' equity of the Insurance Subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  The Company believes that these restrictions do not currently pose any material liquidity concerns to the Company.  We expect financial strength and stability of the Insurance Subsidiaries to permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $26.5 million at December 31, 2017.

Results of Operations

2017 Compared to 2016

Gross premiums written for 2017 totaled $504.7 million, an increase of $101.7 million (25.2%) from 2016. Net premiums earned totaled $328.1 million for 2017 compared to $276.0 million for 2016, an increase of $52.1 million (18.9%).  The increase in net premiums earned was primarily due to an increase of $60.8 million in net premiums earned related to commercial automobile products and $3.7 million higher net premiums earned related to workers' compensation products, which were consistent with the Company's growth strategy. These increases were partially offset by $8.1 million of lower premiums generated by reinsurance products, reflective of management's decision to completely withdraw from the property catastrophe reinsurance market, and a decrease of $3.9 million in premiums earned from personal automobile products. The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers averaged 30.0% of gross premiums written for 2017, compared to 32.6% for 2016. The percentage of premiums ceded to reinsurance decreased as a result of changes in the Company's reinsurance structure.  The change in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in the Company's historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the latest reinsurance renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.

Pre-tax investment income of $18.1 million during 2017 was 24.9% higher than 2016 primarily due to higher interest rates leading to higher reinvestment yields for core fixed income securities, increased dividends from equity securities and an increase in average funds invested resulting from positive cash flow.  After-tax investment income of $12.7 million increased 23.0% during 2017 compared to the prior year reflecting the above factors, as well as the mix between taxable and tax-exempt investment income.

Net gains on investments, before taxes, totaled $19.7 million in 2017 compared to $23.2 million during 2016.  Direct trading gains during 2017 were $8.2 million lower compared to the prior year. Other-than-temporary impairments of $0.4 million, netted with gains of $1.6 million on previously impaired available-for-sale securities that were sold in 2017, are included in the net gains stated above. Investments in limited partnerships produced gains of $12.5 million in 2017, compared to gains of $2.5 million during the prior year.  Limited partnership investments utilized by the Company are primarily engaged in long-short equities, private equity, country focused funds and real estate development as an alternative to direct equity investments.  The aggregate of the Company's share of gains and losses in these entities represented a 16.3% appreciation in value for 2017, compared to a 3.3% increase in value for 2016.

Losses and loss expenses incurred during 2017 increased $61.0 million (32.7%) from 2016 to $247.5 million, due primarily to adverse prior accident year development and growth in net premiums earned.  The 2017 consolidated loss and loss expense ratio was 75.4%, compared to 67.6% for 2016.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2017	2016
Fleet transportation	73.9%	63.4%
All other	94.0	95.5
All lines	75.4	67.6

The higher loss ratio for fleet transportation during 2017 was the result of adverse loss development in the Company's commercial auto related liability coverages from prior accident years.  The prior year reserve deficiency in 2017 increased the 2017 calendar loss ratio by 5.9 percentage points compared to a 5.0 percentage point increase experienced in 2016 due to the prior year reserve deficiencies in 2016.
The Company had an overall reserve deficiency on prior year claims during 2017 of $19.2 million.  This net deficiency is included in the computation of loss ratios shown in the previous table, as is the $13.8 million deficiency for 2016 on prior year claims. Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent year to year.

Other operating expenses for 2017 increased $24.1 million (27.0%) to $113.6 million from $89.5 million in 2016.  This increase was due primarily to an increase in commission expense as a result of the increase in premiums written and higher salary and salary related expenses, reflective of the Company's increased workforce in response to the continued expansion of the Company's products and services.   Reinsurance ceded credits, included as an offset to other operating expenses, were 30.8% lower in 2017, resulting primarily from ceding a lower percentage of workers' compensation premium to reinsurers in our most recent reinsurance treaty.

Income tax benefit was $8.2 million for full year 2017 compared to income tax expense of $14.1 million in 2016.  The Company recorded a benefit of $9.6 million related to the re-measurement of deferred tax assets and liabilities in the fourth quarter of 2017 pursuant to the U.S. Tax Act.  The Company's effective federal tax rate for 2017 was (81.0%) as compared to 32.8% in 2016.  The effective tax rate for 2017 was affected primarily by the impact of the U.S. Tax Act discussed above.

Net income for 2017 decreased $10.6 million to $18.3 million compared to $28.9 million in 2016, with the decrease primarily attributable to the reserve strengthening that occurred during 2017, partially offset by the income tax benefit described above.  Diluted earnings per share of $1.21 were recorded in 2017 compared to diluted earnings per share of $1.92 in 2016.

 2016 Compared to 2015

Gross premiums written for 2016 totaled $403.0 million, an increase of $19.5 million (5.1%) from 2015. Net premiums earned totaled $276.0 million for 2016 compared to $263.3 million for 2015, an increase of $12.7 million (4.8%).  The increase in premiums earned reflected higher premiums from fleet transportation products of $28.1 million as a result of the addition of several new accounts during 2016, rate increases and higher miles driven by our insureds, which was immediately reflected in premiums earned.  These increases were partially offset by $9.7 million of lower premiums generated by property reinsurance products reflective of management's decision to completely withdraw from the property catastrophe reinsurance market and a decrease of $6.6 million in premiums earned by primary professional liability and personal automobile, which reflected the Company's strategic initiatives of reducing exposures in these products.
Premiums ceded to reinsurers averaged 32.6% of gross written premiums for 2016, compared to 33.6% for 2015, with the variation attributable to a fluctuation in the mix of business as well as reinsurance treaty changes.

Pre-tax investment income of $14.5 million during 2016 was 16% higher than 2015, reflecting an increased allocation to higher-yielding bonds and increases in average invested assets.  After tax investment income increased by 15% during 2016 compared to the prior year reflecting the mix between taxable and tax-exempt investment income.

Net gains on investments, before taxes, totaled $23.2 million in 2016 compared to net pre-tax losses on investments of $1.3 million during 2015.  The 2016 results were heavily influenced by direct trading results, with gains of $13.3 million in 2016 compared to direct trading gains of $4.5 million in 2015.  In addition, our investments in limited partnerships produced gains (appreciation) of $2.5 million in 2016, compared to losses (depreciation) of $1.7 million during the prior year.  Limited partnership investments utilized by the Company are primarily engaged in long-short equities, private equity, country focused funds and real estate development as an alternative to direct equity investments.  The aggregate of the Company's share of gains and losses in these entities represented a 3.3% appreciation in value for 2016, compared to a 2% decrease in value for 2015.  Other-than-temporary impairments of $5.7 million, netted with gains of $12.3 million on previously impaired available-for-sale securities that were sold in 2016, are included in the net gains stated above.
Losses and loss expenses incurred during 2016 increased $30.7 million (19.7%) from 2015 to $186.5 million, due primarily to prior accident year development and growth in net premiums earned.  The 2016 consolidated loss and loss expense ratio was 67.6%, compared to 59.2% for 2015.  The Company's loss and loss expense ratios for major product lines are summarized in the following table:

	2016	2015
Fleet transportation	63.4%	55.7%
All other	95.5	96.4
All lines	67.6	59.2

The higher loss ratio for fleet transportation during 2016 was the result of less favorable development related to prior accident year losses.  The prior year reserve deficiency in 2016 increased the 2016 calendar year fleet transportation loss ratio by 5.0 percentage points compared to a 4.3 percentage point decrease experienced in 2015 due to the prior year reserve savings in 2015.
The Company had an overall reserve deficiency on prior year claims during 2016 of $13.8 million.  This net deficiency is included in the computation of loss ratios shown in the previous table, as is the $10.1 million savings for 2015 on prior year claims.  Because of the high limits provided by the Company to its fleet transportation insureds, the length of time necessary to settle larger, more complex claims and the volatility of the fleet transportation liability insurance business, the Company believes it is important to take a conservative posture in its reserving process.  Changes in both gross premium volumes and the Company's reinsurance structure for its fleet transportation business can have a significant impact on future loss developments and, as a result, loss and loss expense ratios and prior year reserve development may not be consistent from year to year.

Other operating expenses for 2016, before credits for ceding allowances from reinsurers, increased $3.4 million (3%) to $123.0 million, generally in line with increases in premium written.  This increase was primarily due to an increase in salary and salary related expenses, reflective of the Company's increased workforce in response to the continued expansion of the Company's products and services.   Reinsurance ceded credits were 16% higher in 2016, resulting primarily from favorable changes to the terms of certain reinsurance treaties.  After consideration of these expense offsets, operating expenses decreased $1.1 million, or 1%, from the prior year.

The effective federal tax rate on the consolidated pre-tax income for 2016 was 32.8% as compared to 31.4% in 2015.  The effective rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.

Net income for 2016 increased $5.6 million to $28.9 million with the increase primarily attributable to realized investment gains.  Diluted earnings per share of $1.92 were recorded in 2016 compared to diluted earnings per share of $1.55 in 2015.

Critical Accounting Policies
The Company's significant accounting policies which are material and/or subject to significant degrees of judgment are highlighted below.
Investment Valuation
All marketable securities are included in the Company's balance sheets at current fair market value.

Approximately 64% of the Company's assets are composed of investments at December 31, 2017.  Approximately 92% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 8% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in long-short equities, private equity, country focused funds and real estate development as an alternative to direct equity investments.  These partnerships, themselves, do not have readily-determinable market values.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publically-traded have been valued by the respective partnerships using their experience and judgment.

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

In determining if and when an equity security's decline in market value below cost is other-than-temporary, we first make an objective analysis of each individual equity security where current market value is less than cost.  For any equity security where the unrealized loss exceeds 20% of original or adjusted cost and, where that decline has existed for a period of at least six months, the decline is treated as an other-than-temporary impairment, without any subjective evaluation as to possible future recovery.  For individual issues where the decline in value is less than 20% but the amount of the decline is considered significant, we will also evaluate the market conditions, trends of earnings, price multiples and other key measures for the securities to determine if it appears that the decline is other-than-temporary.  In those instances, the Company also considers its intent and ability to hold equity investments until recovery can be reasonably expected.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  For any decline which is considered to be other-than-temporary, we recognize an impairment loss in the current period earnings as an investment loss.  Declines which are considered to be temporary are recorded as a reduction in shareholders' equity, net of related federal income tax benefits.

It is important to note that all available for sale securities included in the Company's financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the income statement (other-than-temporary decline) as opposed to a charge to shareholders' equity (temporary decline).  This evaluation process is subject to risks and uncertainties since it is not always clear what has caused a decline in value of an individual security or since some declines may be associated with general market conditions or economic factors, which relate to an industry in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2017, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2017, the total gross unrealized loss included in the Company's investment portfolio was approximately $7.1 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2017, there would have been no impact on total shareholders' equity or book value since the decline in value of these securities was previously recognized as a reduction to shareholders' equity.

Reinsurance Recoverable
Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):
	2017	2016	2015
Reinsurance recoverable	$318,331	$255,024	$215,888
Premium ceded (reduction to premium earned)	145,201	130,012	128,697
Losses ceded (reduction to losses incurred)	128,086	108,656	75,581
Reinsurance ceded credits (reduction to operating expenses)	23,187	33,512	28,956

A discussion of the Company's reinsurance strategies is presented in Part I, Item 1, "Business", of this Annual Report on Form 10-K.

Amounts recoverable under the terms of reinsurance contracts comprised approximately 24% of total Company assets as of December 31, 2017.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share"), while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by certain of the Company's insurance policies for fleet transportation liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

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

Loss and Loss Expense Reserves
The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and available industry statistics.  The Company's claims range from routine "fender benders" to the highly complex and costly third party bodily injury claims involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company's policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  See Note C to the consolidated financial statements for additional information relating to loss and loss expense reserve development.
The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting periods.
A detailed analysis and discussion for each of the above basic reserve categories follows:
Reserves for known losses (Case reserves)
Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of this nature and a "case" reserve, appropriate for the individual loss occurrence, is established.  For routine "short-tail" claims, such as physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends.  As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim.  For more complex claims, which can tend toward being "long-tail" in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established.  Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards, in addition to the factual information, to determine the value of each claim.  Each claim is frequently monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.
Reserves for IBNR losses
The Company uses both standard actuarial techniques common to most insurance companies as well as proprietary techniques developed by the Company in connection with its specialty business products.  For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods.  The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposure for its short-tail lines.  A minimum of 12 running accident quarters is used to project the reserve necessary for IBNR losses for its short-tail lines.
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
For the Company's fleet transportation risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's extensive, proprietary databases to arrive at the reserve for IBNR losses for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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
For those loss adjustment expenses not specific to individual claims (general claims handling expenses referred to as unallocated loss adjustment expenses) the Company uses a variation of the standard industry loss adjustment expenses paid to losses paid (net of reinsurance) ratio analysis that equally weighs paid and incurred losses to establish the necessary reserves.  The selected factors are applied to 100% of IBNR reserves and to case reserves with consideration given for that portion of loss adjustment expense already paid at the reserve measurement date.  Such factors are monitored and revised, as necessary, on a quarterly basis.
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
•	Consistency in the individual case reserving processes;
•	The selection of loss development factors in the establishment of bulk reserves for incurred but not reported losses and loss expenses;
•	Projected future loss trend; and
•
Expected loss ratios for the current book of business, particularly the Company's fleet transportation products, where the number of accounts insured, selected SIRs, policy limits and reinsurance structures may vary widely from period to period.

Under reasonably possible scenarios, it is conceivable that the Company's selected loss estimates could be 10% or more redundant or deficient.  The majority of the Company's reserves for losses and loss expenses, on a net of reinsurance basis, relate to its fleet transportation products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's fleet transportation products for policies subject to certain major reinsurance treaties.  The following table presents the approximate impacts on gross and net loss reserves of both a hypothetical 10 percentage point and a hypothetical 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2017 for the prior six treaty periods, which covers exposures earned on policies written between July 3, 2011 and December 31, 2017.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur.

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

	10% Loss Ratio Increase	10% Loss Ratio Decrease	20% Loss Ratio Increase	20% Loss Ratio Decrease
Gross Reserves	$61.1	$(48.4)	$122.3	$(82.0)

Net Reserves	$17.9	$(14.0)	$34.3	$(24.2)
Net premiums earned	$(27.2)	$31.0	$(29.6)	$62.0
Cumulative Net Underwriting Income (Loss)	$(45.1)	$45.0	$(63.9)	$86.2

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

On December 22, 2017, the U.S. Tax Act was signed into law.  The U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted.  As a result of the U.S. Tax Act, the Company recorded a tax benefit of $9.6 million related to the re-measurement of its deferred tax assets and liabilities during the fourth quarter of 2017.

Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2017	2016
Total deferred tax liabilities	$(23,836)	$(24,969)
Total deferred tax assets	9,478	13,557
Net deferred tax liabilities	$(14,358)	$(11,412)

Deferred tax assets at December 31, 2017 include approximately $6.8 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relate to policy liability discounts required by the Internal Revenue Code, which are perpetual in nature and, in the absence of the termination of business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  An additional $0.8 million relates to impairment adjustments made to investments, as required by accounting regulations.  The sizable unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time.  Unearned premiums discount and deferred ceding commissions represent $1.8 million and $0.6 million of deferred tax assets, respectively.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2017.
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

To the extent inflation influences yields on investments, the Company is also affected.  The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve.  As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted.  Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment (see additional comments in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in this Annual Report on Form 10-K).

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves, as portions of these reserves are expected to be paid over extended periods of time.  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.
Contractual Obligations
The table below sets forth the amounts of the Company's contractual obligations at December 31, 2017.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$680.3	$238.1	$224.5	$81.6	$136.1

Investment commitment	1.4	1.4	-	-	-

Operating leases	0.7	0.3	0.4	-	-

Borrowings	20.0	20.0	-	-	-

Total	$702.4	$259.8	$224.9	$81.6	$136.1

The Company's loss and loss expense reserves do not have contractual maturity dates and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when we might expect our direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $318.3 million at December 31, 2017, or 47% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout but could lag behind such payments by several months in some instances.

The investment commitment in the above table relates to a maximum unfunded capital obligation for a limited partnership investment at December 31, 2017.  The actual call dates for such funding could vary from that presented.

Borrowings made under the Company's line of credit can be called by the bank, under certain circumstances, with short notice.  The Company's line of credit has a current expiration date of September 23, 2018; however, management expects that this line of credit will be renewed for a multi-year period prior to maturity.

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

Based on the structure of the Company's investment portfolio, the most significant of the four identified market risks relates to prices in the equity security market.  Although not the largest category of the Company's invested assets, equity securities have a high potential for short-term price fluctuation.  The market value of the Company's equity positions at December 31, 2017 was $201.8 million, or approximately:
• 24% of the Company's consolidated investment portfolio of $854.6 million, and
• 48% of the Company's shareholders' equity.
This market valuation includes $71.0 million of appreciation over the adjusted cost basis of the equity security investments.  Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

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

The Company's fixed maturity portfolio totaled $521.9 million at December 31, 2017.  Approximately 28% of this portfolio is made up of U.S. Government and municipal debt securities, and the average contractual maturity of the Company's fixed maturity investments is approximately 4.9 years with an average modified duration of approximately 2.3 years.  Although the Company is exposed to interest rate risk on its fixed maturity investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a material impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time, as short term investments and maturing bonds could be reinvested in the higher yielding securities very quickly.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2017 and 2016 that would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of rates chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 index due to its correlation with the vast majority of the Company's current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 and Indian BSE 500 indices due to their significant correlation with the vast majority of our limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

(Space intentionally left blank)

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2017 and 2016 due to an instantaneous increase in yield rates of 100 basis points and a 10% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2017
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$(820)	$-
Agency mortgage-backed securities	27,075	(1,103)	-
Asset-backed securities	43,469	(1,381)	-
Bank loans	19,488	(794)	-
Certificates of deposit	3,135	(83)	-
Collateralized mortgage obligations	6,492	(200)	-
Corporate securities	198,349	(5,126)	-
Mortgage-backed securities	24,204	(772)	-
Municipal obligations	96,650	(1,861)	-
Non-U.S. government obligations	37,394	(959)	-
U.S. government obligations	49,011	(886)	-
Total fixed maturities	521,853	(13,985)	-
Equity securities:
Consumer	46,578	-	(4,658)
Energy	10,278	-	(1,028)
Financial	45,470	-	(4,547)
Industrial	25,402	-	(2,540)
Technology	13,061	-	(1,306)
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	-	(5,029)
Other	10,683	-	(1,068)
Total equity securities	201,763	-	(20,176)
Limited partnerships	70,806	-	(5,278)
Short-term	1,000	-	-
Total	$795,422	$(13,985)	$(25,454)

2016:
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$-	$-
Agency mortgage-backed securities	4,770	(202)	-
Asset-backed securities	45,183	(1,577)	-
Bank loans	10,349	-	-
Certificates of deposit	3,117	(111)	-
Collateralized mortgage obligations	9,104	(302)	-
Corporate securities	142,683	(4,026)	-
Mortgage-backed securities	24,571	(780)	-
Municipal obligations	129,335	(3,028)	-
Non-U.S. government obligations	24,681	(458)	-
U.S. government obligations	91,940	(1,249)	-
Total fixed maturities	491,904	(11,733)	-
Equity securities:
Consumer	32,576	-	(3,258)
Energy	12,842	-	(1,284)
Financial	31,186	-	(3,119)
Industrial	21,145	-	(2,115)
Technology	8,858	-	(886)
Funds (e.g. mutual funds, closed end funds, ETFs)	6,995	-	(700)
Other	6,343	-	(634)
Total equity securities	119,945	-	(11,996)
Limited partnerships	76,469	-	(5,542)
Short-term	1,500	-	-
Total	$689,818	$(11,733)	$(17,538)

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2017 and 2016 due to an instantaneous increase in yield rates of 150 basis points and a 15% decline in the S&P 500 and Indian BSE 500 indices (dollars in thousands).

		Increase (Decrease)
	Fair	Interest	Equity
	Value	Rate Risk	Risk
2017
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$(1,229)	$-
Agency mortgage-backed securities	27,075	(1,657)	-
Asset-backed securities	43,469	(2,072)	-
Bank loans	19,488	(1,192)	-
Certificates of deposit	3,135	(125)	-
Collateralized mortgage obligations	6,492	(299)	-
Corporate securities	198,349	(7,690)	-
Mortgage-backed securities	24,204	(1,158)	-
Municipal obligations	96,650	(2,791)	-
Non-U.S. government obligations	37,394	(1,438)	-
U.S. government obligations	49,011	(1,329)	-
Total fixed maturities	521,853	(20,980)	-
Equity securities:
Consumer	46,578	-	(6,987)
Energy	10,278	-	(1,542)
Financial	45,470	-	(6,821)
Industrial	25,402	-	(3,810)
Technology	13,061	-	(1,959)
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	-	(7,544)
Other	10,683	-	(1,602)
Total equity securities	201,763	-	(30,265)
Limited partnerships	70,806	-	(7,916)
Short-term	1,000	-	-
Total	$795,422	$(20,980)	$(38,181)

2016:
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$-	$-
Agency mortgage-backed securities	4,770	(303)	-
Asset-backed securities	45,183	(2,365)	-
Bank loans	10,349	-	-
Certificates of deposit	3,117	(167)	-
Collateralized mortgage obligations	9,104	(453)	-
Corporate securities	142,683	(6,039)	-
Mortgage-backed securities	24,571	(1,170)	-
Municipal obligations	129,335	(4,542)	-
Non-U.S. government obligations	24,681	(689)	-
U.S. government obligations	91,940	(1,872)	-
Total fixed maturities	491,904	(17,600)	-
Equity securities:
Consumer	32,576	-	(4,886)
Energy	12,842	-	(1,926)
Financial	31,186	-	(4,678)
Industrial	21,145	-	(3,172)
Technology	8,858	-	(1,329)
Funds (e.g. mutual funds, closed end funds, ETFs)	6,995	-	(1,049)
Other	6,343	-	(951)
Total equity securities	119,945	-	(17,991)
Limited partnerships	76,469	-	(8,312)
Short-term	1,500	-	-
Total	$689,818	$(17,600)	$(26,303)

ANNUAL REPORT ON FORM 10-K

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2017

BALDWIN & LYONS, INC.

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Baldwin & Lyons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1970.

/s/ Ernst & Young LLP
Indianapolis, Indiana
March 13, 2018

Consolidated Balance Sheets
Baldwin & Lyons, Inc. and Subsidiaries

	December 31
	2017	2016
	(dollars in thousands, except share data)
Assets
Investments:
Fixed maturities (Amortized cost: 2017, $521,017; 2016, $494,561)	$521,853	$491,904
Equity securities (Cost: 2017, $130,751; 2016, $64,902)	201,763	119,945
Limited partnerships (Affiliated: 2017, $43,586; 2016, $44,038)	70,806	76,469
Short-term and other	1,000	1,500
	795,422	689,818

Cash and cash equivalents	64,680	62,976
Accounts receivable--less allowance (2017, $484; 2016, $542)	87,551	64,984
Accrued investment income	4,159	3,882
Reinsurance recoverable	318,331	255,024
Prepaid reinsurance premiums	4,578	2,674
Deferred policy acquisition costs	5,608	1,172
Property and equipment--less accumulated depreciation
$(2017, 16,614; 2016, $15,328)	47,317	47,225
Restricted cash and short-term investments	11,402	-
Other assets	11,030	23,779
Current federal income taxes recoverable	6,938	2,603
	$1,357,016	$1,154,137

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$680,274	$576,330
Unearned premiums	53,085	21,694
	733,359	598,024

Reinsurance payable	62,308	43,150
Short-term borrowings	20,000	20,000
Depository liabilities	3,050	9,910
Accounts payable and other liabilities	105,130	67,296
Deferred federal income taxes	14,358	11,412
	938,205	749,792
Shareholders' equity:
Common stock:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2017 - 2,623,109; 2016 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2017 - 12,423,518; 2016 - 12,460,900 shares	530	532
Additional paid-in capital	55,078	54,286
Unrealized net gains on investments	46,700	34,051
Foreign exchange adjustment	(309)	(831)
Retained earnings	316,700	316,195
	418,811	404,345
	$1,357,016	$1,154,137

See notes to consolidated financial statements.

Consolidated Statements of Income
Baldwin & Lyons, Inc. and Subsidiaries

	Year Ended December 31
	2017	2016	2015
	(dollars in thousands, except per share data)
Revenue:
Net premiums earned	$328,145	$276,011	$263,335
Net investment income	18,095	14,483	12,498
Commissions and other income	5,308	5,275	5,703
Net realized gains on investments, excluding
impairment losses	19,835	28,971	6,439
Total other-than-temporary impairment losses on investments	(149)	(5,743)	(7,700)
Net realized gains (losses) on investments	19,686	23,228	(1,261)
	371,234	318,997	280,275
Expenses:
Losses and loss expenses incurred	247,518	186,481	155,750
Other operating expenses	113,594	89,462	90,573
	361,112	275,943	246,323
Income before federal income taxes (benefits)	10,122	43,054	33,952

Federal income taxes (benefits)	(8,201)	14,109	10,669
Net income	$18,323	$28,945	$23,283

Per share data:
Basic and diluted earnings	$1.21	$1.92	$1.55

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
Baldwin & Lyons, Inc. and Subsidiaries

	2017	2016	2015
	(dollars in thousands)

Net income	$18,323	$28,945	$23,283

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on securities:
Unrealized holding net gains (losses) arising during the period	17,340	8,618	(12,639)
Less: reclassification adjustment for net gains (losses)
included in net income	(4,691)	(13,491)	(277)
	12,649	(4,873)	(12,916)

Foreign currency translation adjustments	522	235	(1,456)

Other comprehensive income (loss)	13,171	(4,638)	(14,372)

Comprehensive income	$31,494	$24,307	$8,911

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Baldwin & Lyons, Inc. and Subsidiaries

	2017	2016	2015
	(dollars in thousands)

Shareholders' equity at beginning of year:	$404,345	$394,498	$399,496

Net income	18,323	28,945	23,283

Other comprehensive income (loss)	13,171	(4,638)	(14,372)

Cash dividends paid to shareholders	(16,302)	(15,803)	(15,003)

Issuance of common stock	1,154	1,343	1,094

Repurchase of common shares	(1,880)	-	-

Shareholders' equity at end of year:	$418,811	$404,345	$394,498

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Baldwin & Lyons, Inc. and Subsidiaries

	2017	2016	2015
	(dollars in thousands)
Operating activities
Net income	$18,323	$28,945	$23,283
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in accounts receivable and unearned premium	2,678	(2,721)	22,939
Change in accrued investment income	(278)	108	(307)
Change in reinsurance recoverable on paid losses	(446)	692	4,458
Change in losses and loss expenses reserves net of reinsurance	47,229	23,568	6,325
Change in other assets, other liabilities and current income taxes	45,188	(8,063)	(28,299)
Amortization of net policy acquisition costs	47,387	18,085	21,314
Net policy acquisition costs deferred	(51,824)	(17,813)	(20,495)
Provision for deferred income taxes (benefits)	(3,866)	2,838	(1,819)
Bond amortization	1,865	3,030	3,388
Loss on sale of property and equipment	235	63	18
Depreciation	5,752	5,521	5,037
Net realized (gains) losses on investments	(19,686)	(23,228)	1,261
Compensation expense related to restricted stock	1,154	1,343	1,094
Net cash provided by operating activities	93,711	32,368	38,197

Investing activities
Purchases of fixed maturities and equity securities	(436,932)	(400,670)	(342,592)
Purchases of limited partnership interests	(1,097)	-	(409)
Distributions from limited partnerships	19,230	1,462	4,494
Proceeds from maturities	131,623	78,691	161,706
Proceeds from sales of fixed maturities	148,652	199,790	117,338
Proceeds from sales of equity securities	69,756	88,773	53,270
Net sales of short-term investments	500	11,258	746
Purchases of property and equipment	(6,661)	(7,725)	(7,662)
Proceeds from disposals of property and equipment	582	1,059	277
Net cash used in investing activities	(74,347)	(27,362)	(12,832)

Financing activities
Dividends paid to shareholders	(16,302)	(15,803)	(15,003)
Repurchase of common shares	(1,880)	-	-
Net cash used in financing activities	(18,182)	(15,803)	(15,003)

Effect of foreign exchange rates on cash and cash equivalents	522	235	(1,456)

Increase (decrease) in cash and cash equivalents	1,704	(10,562)	8,906
Cash and cash equivalents at beginning of year	62,976	73,538	64,632
Cash and cash equivalents at end of year	$64,680	$62,976	$73,538

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes, net of refunds	$-	$10,173	$14,500
Cash paid for interest	$456	$309	$286

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Baldwin & Lyons, Inc. and Subsidiaries
(Dollars in thousands, except share and per share data)

Note A - Summary of Significant Accounting Policies
Description of Business:  Baldwin & Lyons, Inc. (the "Company"), based in Carmel, Indiana, is a specialty property-casualty insurer providing property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, B&L offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. The prior year segment information throughout this
Annual Report on Form 10-K was updated to conform to the current year presentation.

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
Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, when available, or broker/dealer quotes for specific securities when quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent that a limited partnership includes both realized and unrealized investment gains or losses in its determination of net income or loss, then the Company would also recognize, through its statements of operations, its proportionate share of the limited partnership's unrealized as well as realized investment gains or losses.

Short-term and other investments are carried at cost, which approximates their fair values.

Realized gains and losses on disposals of investments are recorded on the trade date, are determined by specific identification of cost of investments sold and are included in income.  All fixed maturity and equity securities are considered to be available for sale; the related unrealized net gains or losses (net of applicable tax effect) are reflected directly in shareholders' equity.  Included within available for sale fixed maturity securities are convertible debt securities.  Portions of the changes in fair values of convertible debt securities are reflected as a component of net realized gains (losses) on investments.

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

Note A - Significant Accounting Policies (continued)
The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.
The unrealized net gains or losses (net of applicable tax effect) related to equity securities are reflected directly in shareholders' equity, unless a decline in value is determined to be other-than-temporary, in which case the loss is charged to income.  In determining if and when a decline in market value below cost is other-than-temporary, an objective analysis is made of each individual security where current market value is less than cost.   For any equity security where the unrealized loss exceeds 20% of original or adjusted cost, and where that decline has existed for six months, the decline is treated as an other-than-temporary impairment.  Additionally, for any equity security where the decline has existed for a period of at least one year, the decline is treated as an other-than-temporary impairment.  Additionally, the Company takes into account any known subjective information in evaluating for impairment, without consideration of the Company's quantitative criteria defined above, as well as the Company's intent and ability to retain the equity security for a period of time sufficient to allow for such recovery in fair value.
Property and Equipment:  Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.
Goodwill and Other Intangible Assets:  Goodwill is not amortized.  Rather, it is tested for impairment in accordance with FASB guidance, at the reporting-unit level.  Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment.  No impairment was noted as a result of the 2017 impairment evaluation.  Intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.
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
Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs, which are not directly variable with the production of premium.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.
Reinsurance:  Reinsurance premiums, commissions, expense reimbursements and reserves related to the Company's reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums ceded to other insurers have been reported as a reduction of premium earned.  Amounts applicable to reinsurance ceded for unearned premium and claim loss reserves have been reported as reinsurance recoverable assets.  Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods.  Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date, as well as projected loss experience applicable to the various contract periods.  Estimates of reinstatement premiums on reinsurance contracts covering catastrophic events are, to the extent reasonably determinable, recorded concurrently with the related loss.

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
Restricted Stock:  Shares of restricted stock vest over the vesting period from the date of grant and certain shares of restricted stock are accelerated for retirement eligible recipients in accordance with the non-substantive, post-grant date vesting clause of Accounting Standards Codification ("ASC") Topic 715, Compensation-Retirement Benefits.  Restricted stock is valued based on the closing price of the stock on the day the award is granted.  Non-vested shares of restricted stock will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee (the "Compensation Committee") of the Board of Directors (the "Board") of the Company.
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
Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's commission and fee income, other than that directly associated with insurance contracts, is subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the

Note A - Significant Accounting Policies (continued)
entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the quarter ending March 31, 2018. The Company will use the modified retrospective method upon adoption in 2018.  The Company has completed its evaluation of the impact this guidance will have on its consolidated financial statements and has performed a technical assessment of material customer contracts and has concluded the adoption of ASU 2014-09 will not result in any material adjustments and it will not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 change the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Under current guidance, changes in fair value for investments of this nature were recognized in accumulated other comprehensive income as a component of shareholders' equity.  Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments without readily determinable fair values; requires entities to use the exit price when estimating the fair value of financial instruments; and modifies various presentation disclosure requirements for financial instruments. ASU 2016-01 became effective for interim and annual reporting periods beginning after December 15, 2017.  The effect of this guidance will be dependent on the unrealized gains or losses associated with the Company's equity investments.  Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment to retained earnings with future unrealized gains or losses recognized in the statement of income.  Refer to Note B for a discussion of unrealized gains and losses (before income taxes) on non-consolidated equity investments of $71,012 currently recognized in other comprehensive income (loss).
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-15 will have on our consolidated statements of cash flows, if any. The Company does not expect ASU 2016-18 to impact our consolidated balance sheet or consolidated statement of income.

Note A - Significant Accounting Policies (continued)
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends ASC Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We are currently evaluating the effects the adoption of ASU 2016-18 will have on our consolidated statements of cash flows. The Company does not expect ASU 2016-18 to impact our consolidated balance sheet or consolidated statement of income.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04.  This amendment removes Step 2 of the goodwill impairment test under current guidance.  The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the guidance to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU allows for the option to reclassify from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Act"), which was enacted on December 22, 2017. The legislation included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the impacts of this standard on its consolidated financial statements but intends to make this reclassification.

Note B - Investments
The following is a summary of available for sale securities at December 31:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2017
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$15,839	$818	$(71)	$747
Agency mortgage-backed securities	27,075	27,180	47	(152)	(105)
Asset-backed securities	43,469	42,861	749	(141)	608
Bank loans	19,488	19,271	266	(49)	217
Certificates of deposit	3,135	3,124	11	-	11
Collateralized mortgage obligations	6,492	6,079	451	(38)	413
Corporate securities	198,349	198,419	1,602	(1,672)	(70)
Mortgage-backed securities	24,204	23,656	933	(385)	548
Municipal obligations	96,650	97,059	322	(731)	(409)
Non-U.S. government obligations	37,394	37,971	475	(1,052)	(577)
U.S. government obligations	49,011	49,558	-	(547)	(547)
Total fixed maturities	521,853	521,017	5,674	(4,838)	836
Equity securities:
Consumer	46,578	23,565	24,031	(1,018)	23,013
Energy	10,278	6,763	3,602	(87)	3,515
Financial	45,470	31,859	13,937	(326)	13,611
Industrial	25,402	8,949	16,793	(340)	16,453
Technology	13,061	5,768	7,401	(108)	7,293
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	46,177	4,153	(39)	4,114
Other	10,683	7,670	3,313	(300)	3,013
Total equity securities	201,763	130,751	73,230	(2,218)	71,012

Total	$723,616	$651,768	$78,904	$(7,056)	71,848

				Applicable federal income taxes	(25,148)

				Net unrealized gains - net of tax	$46,700

Note B – Investments (continued)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2016
Fixed maturities
Agency collateralized mortgage obligations	$6,171	$6,000	$171	$-	$171
Agency mortgage-backed securities	4,770	4,751	57	(38)	19
Asset-backed securities	45,183	45,207	458	(482)	(24)
Bank loans	10,349	10,222	149	(22)	127
Certificates of deposit	3,117	3,126	-	(9)	(9)
Collateralized mortgage obligations	9,104	9,096	290	(282)	8
Corporate securities	142,683	143,356	1,643	(2,316)	(673)
Mortgage-backed securities	24,571	23,904	1,132	(465)	667
Municipal obligations	129,335	130,204	391	(1,260)	(869)
Non-U.S. government obligations	24,681	26,461	230	(2,010)	(1,780)
U.S. government obligations	91,940	92,234	74	(368)	(294)
Total fixed maturities	491,904	494,561	4,595	(7,252)	(2,657)
Equity securities:
Consumer	32,576	15,231	17,656	(311)	17,345
Energy	12,842	5,641	7,203	(2)	7,201
Financial	31,186	22,417	8,998	(229)	8,769
Industrial	21,145	6,239	15,098	(192)	14,906
Technology	8,858	4,117	4,769	(28)	4,741
Funds (e.g. mutual funds, closed end funds, ETFs)	6,995	6,930	121	(56)	65
Other	6,343	4,327	2,181	(165)	2,016
Total equity securities	119,945	64,902	56,026	(983)	55,043

Total	$611,849	$559,463	$60,621	$(8,235)	52,386

				Applicable federal income taxes	(18,335)

				Net unrealized gains - net of tax	$34,051

The following table summarizes, for fixed maturity and equity security investments in an unrealized loss position at December 31, the aggregate fair value and gross unrealized loss categorized by the duration those securities have been continuously in an unrealized loss position:

	2017			2016
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	459	$313,421	$(2,683)	397	$291,048	$(4,380)
Greater than 12 months	112	75,638	(2,155)	54	32,054	(2,872)
Total fixed maturities	571	389,059	(4,838)	451	323,102	(7,252)
Equity securities:
12 months or less	65	46,654	(2,218)	35	20,698	(983)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	65	46,654	(2,218)	35	20,698	(983)
Total	636	$435,713	$(7,056)	486	$343,800	$(8,235)

Note B – Investments (continued)

Unrealized losses in the Company's fixed maturity portfolio are generally the result of interest rate or foreign currency fluctuations.  The Company does not intend to sell any fixed maturity securities which are in an unrealized loss position at December 31, 2017 and it is not more likely than not that the Company will have to sell any fixed maturity security before recovery of its amortized cost basis.  For equity securities, the Company has evaluated the near-term prospects of the investments in relation to the severity and duration of the impairment and, based on that evaluation, the Company has the ability and intent to hold these investments for a period sufficient to allow for recovery of their fair value.  Accordingly, the Company does not believe any unrealized losses represent an other-than-temporary impairment as of December 31, 2017.

The fair value and the cost or amortized cost of fixed maturity investments at December 31, 2017, organized by contractual maturity, is shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost

One year or less	$54,567	10.5%	$54,777	10.5%
Excess of one year to five years	292,755	56.1	294,698	56.6
Excess of five years to ten years	61,087	11.7	60,366	11.6
Excess of ten years	2,909	0.5	2,914	0.5
Total maturities	411,318	78.8	412,755	79.2
Asset-backed securities	110,535	21.2	108,262	20.8
	$521,853	100.0%	$521,017	100.0%

Major categories of investment income for the years ended December 31 are summarized as follows:

	2017	2016	2015
Interest on fixed maturities	$15,340	$13,254	$11,663
Dividends on equity securities	4,611	3,598	3,445
Money market funds, Short-term and other	471	128	32
	20,422	16,980	15,140
Investment expenses	(2,327)	(2,497)	(2,642)
Net investment income	$18,095	$14,483	$12,498

Note B – Investments (continued)
Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2017	2016	2015
Fixed maturities:
Gross gains	$9,135	$11,628	$6,633
Gross losses	(10,031)	(14,020)	(13,634)
Net losses	(896)	(2,392)	(7,001)

Equity securities:
Gross gains	10,481	28,742	21,070
Gross losses	(2,368)	(5,595)	(13,643)
Net gains	8,113	23,147	7,427

Limited partnerships - net gain (loss)	12,469	2,473	(1,687)

Total net gains (losses)	$19,686	$23,228	$(1,261)

Gain and loss activity for fixed maturity and equity security investments, as shown in the previous table, includes adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2017	2016	2015

Cumulative charges to income at beginning of year	$5,060	$10,513	$7,168

Writedowns based on objective and subjective criteria	149	5,743	7,700
Recovery of prior writedowns upon sale or disposal	(1,590)	(10,606)	(4,355)
Net pre-tax realized gain (loss)	1,441	4,863	(3,345)

Cumulative charges to income at end of year	$4,209	$5,060	$10,513

There is no primary market and only a limited secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has a commitment to contribute up to an additional $1,404 to a limited partnership as of December 31, 2017.
The Company has invested in three limited partnerships with an aggregate estimated value of $43,586 at December 31, 2017, that are managed by organizations in which two directors of the Company are executive officers, directors or owners.  The Company's ownership interest in these limited partnerships was 5% for New Vernon India Fund, 37% for New Vernon Global Opportunity Fund and 23% for New Vernon Global Opportunity Fund II.  During 2017, the Company withdrew $5,000 from the New Vernon India Fund and $5,000 from the New Vernon Global Opportunity Fund II which reduced our investments.  These limited partnerships contributed to or (reduced) $9,549, ($971) and ($1,978), net of fees, investment gains in 2017, 2016 and 2015, respectively.  During 2017, 2016 and 2015, the Company recorded management fees of $803, $777 and $749, respectively, for management of these limited partnerships.

Note B – Investments (continued)
The Company utilizes the services of investment firms of which two directors of the Company are employees or partial owners.  These investment firms manage equity securities and fixed maturity portfolios with an aggregate market value of approximately $24,779 at December 31, 2017.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios and for advice and consulting were approximately $97, $207 and $235 during 2017, 2016 and 2015, respectively.
The Company's limited partnerships include one investment which primarily invests in public and private equity markets in India.  This limited partnership investment's value as of December 31, 2017 and 2016 was $29,817 and $27,153, respectively.  At December 31, 2017, the Company's estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of income (losses), from both realized and unrealized appreciation (losses) from this limited partnership investment was $7,665, ($1,117) and ($1,599) in 2017, 2016 and 2015, respectively.  The summarized financial information of this limited partnership investment as of and for the years ended December 31 is as follows:

	2017	2016	2015

Investment income (loss)	$623	$(5)	$(188)
Partnership expenses	2,206	2,426	3,024
Net investment loss	(1,583)	(2,431)	(3,212)

Realized gain (loss) on investments	8,723	7,754	21,091

Unrealized appreciation (depreciation) on investments	133,807	(21,002)	(37,482)

Net increase (decrease) in partners' capital resulting from operations	$140,947	$(15,679)	$(19,603)

Total assets	566,629	448,263	511,118
Total liabilities	30,976	39,988	40,335
Total partners' capital	535,653	408,275	470,783

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $86,335 and $86,169 at December 31, 2017 and 2016, respectively.

Short-term investments at December 31, 2017 included $1,000 in certificates of deposit issued by a Bermuda bank.

The Company's fixed maturities are over 86% invested in investment grade fixed maturity investments.  The Company has a total of $693, representing one investment, of fixed maturity investments which were originally issued with guarantees by a third party insurance company.  The S&P credit rating of such investment, with consideration of the guarantee, is AA.  The S&P underlying credit rating of such investment, without consideration of the guarantee, would remain AA.  The Company does not have any direct exposure to any guarantor.

Approximately $71,907 of fixed maturity investments (8.4% of the Company's consolidated investment portfolio) consists of non-rated bonds and bonds rated as less than investment grade at year end.  These investments include a diversified portfolio of over 40 investments and have a $1,605 aggregate net unrealized gain position at December 31, 2017.

Note C - Loss and Loss Expense Reserves
Activity in the reserves for losses and loss expenses is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2017	2016	2015
Reserves, gross of reinsurance
recoverable, at the beginning of the year	$576,330	$513,596	$506,102
Reinsurance recoverable on unpaid losses at the beginning of the year	251,563	211,843	210,519
Reserves at the beginning of the year	324,767	301,753	295,583

Provision for losses and loss expenses:
Claims occurring during the current year	228,303	172,645	165,812
Claims occurring during prior years	19,215	13,836	(10,062)
Total incurred losses and loss expenses	247,518	186,481	155,750

Loss and loss expense payments:
Claims occurring during the current year	67,234	54,239	56,710
Claims occurring during prior years	132,920	109,228	92,870
Total paid	200,154	163,467	149,580
Reserves at the end of the year	372,131	324,767	301,753

Reinsurance recoverable on unpaid losses at the end of the year	308,143	251,563	211,843
Reserves, gross of reinsurance
recoverable, at the end of the year	$680,274	$576,330	$513,596

The table above shows that a reserve deficiency of $19,215 developed during 2017 in the settlement of claims occurring on or before December 31, 2016, compared to a reserve deficiency of $13,836 in 2016 and a reserve savings of $10,062 in 2015. The developments for each year are composed of individual claim savings and deficiencies which, in the aggregate have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The $19,215 prior accident year deficiency that developed during 2017 primarily related to: (1) infrequent, but severe, transportation losses that experienced adverse development primarily during the first six months of 2017 and (2) higher than expected loss development for discontinued lines of business.  This 2017 deficiency compares to a deficiency of $13,836 for 2016, which was also impacted by discontinued lines of business.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $7,559 and $4,151 at December 31, 2017 and 2016, respectively.

Note C - Loss and Loss Expense Reserves (continued)
The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred‐but‐not‐reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

											As of December 31, 2017
											Total of Incurred-
Workers' Compensation											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Number of
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)										Development on	Reported Claims
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Reported Claims	Per Year
2008	$19,833	$23,640	$24,715	$24,721	$24,855	$25,109	$23,916	$24,048	$24,352	$25,077	$661	3,656
2009		17,270	20,931	21,447	21,261	21,268	20,767	20,641	20,817	20,946	877	3,784
2010			20,644	20,111	19,400	19,300	18,849	18,344	19,195	19,541	1,096	4,222
2011				26,057	26,628	26,958	26,767	25,515	27,293	26,617	2,399	4,545
2012					23,965	25,544	24,887	24,485	25,616	27,020	3,151	4,479
2013						27,619	30,638	29,913	32,121	32,553	5,344	5,271
2014							36,768	36,968	34,009	33,427	5,848	5,394
2015								26,277	23,115	25,889	6,921	6,284
2016									35,240	29,757	9,795	6,003
2017										42,387	25,679	14,490
									Total	$283,214	$61,771

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$6,046	$13,919	$17,320	$18,943	$20,055	$20,839	$21,306	$21,883	$22,199	22,910
2009		4,186	10,073	13,343	15,576	16,592	17,448	18,028	18,514	18,982
2010			3,974	9,134	11,963	13,845	14,966	15,835	16,590	16,789
2011				4,916	11,912	15,973	18,884	20,617	21,622	22,569
2012					4,597	11,004	14,834	17,415	18,946	20,276
2013						4,880	12,792	18,065	21,655	23,643
2014							5,328	13,665	19,075	22,387
2015								2,918	10,128	15,020
2016									5,784	13,377
2017										6,150
									Total	$182,103
									Outstanding liabilities prior to 2008 net of reinsurance	12,640
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$113,751

Note C - Loss and Loss Expense Reserves (continued)

											As of December 31, 2017
											Total of Incurred-
Commercial Liability											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Number of
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)										Development on	Reported Claims
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Reported Claims	Per Year
2008	$34,693	$28,591	$27,311	$25,511	$23,989	$24,892	$24,902	$23,480	$23,482	$23,733	$110	1,280
2009		29,707	30,406	30,203	26,280	27,259	25,872	25,373	25,320	25,485	136	1,161
2010			31,124	22,161	21,899	19,139	20,300	19,764	19,377	19,081	96	2,384
2011				46,829	43,832	31,633	36,894	35,805	37,122	36,076	271	2,764
2012					49,743	54,269	49,743	51,367	48,708	51,475	478	3,211
2013						53,817	39,143	37,701	36,371	46,690	664	3,611
2014							49,971	52,254	52,483	52,964	1,451	3,091
2015								61,420	70,174	64,323	2,278	3,340
2016									61,638	68,974	6,725	3,581
2017										103,126	$43,880	4,387
									Total	$491,927	$56,089

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$2,612	$8,942	$15,733	$21,220	$21,396	$23,169	$23,354	$23,444	$23,500	$23,510
2009		928	17,880	19,718	23,521	24,866	25,066	25,114	25,125	25,199
2010			1,649	7,166	11,635	16,052	18,627	18,517	18,866	18,662
2011				1,809	11,350	23,615	30,795	33,255	34,009	35,561
2012					3,086	23,252	32,942	45,303	47,601	50,036
2013						5,167	15,772	25,270	34,481	44,865
2014							4,023	9,046	28,393	45,075
2015								10,923	27,582	49,267
2016									6,843	30,377
2017										11,415
									Total	$333,967
									Outstanding liabilities prior to 2008 net of reinsurance	4,621
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$162,581

											As of December 31, 2017
											Total of Incurred-
Professional Liability Reinsurance Assumed (in runoff)											but-Not-Reported
											Liabilities Plus
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Expected	Number of
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)										Development on	Reported Claims
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Reported Claims	Per Year
2008
2009
2010			$2,196	$4,277	$7,827	$7,946	$9,733	$10,740	$11,689	$11,893	$175	N/A
2011				10,492	8,314	9,017	9,859	10,779	12,735	12,744	290	N/A
2012					10,041	9,276	5,569	10,157	14,605	16,555	3,049	N/A
2013						14,370	13,034	11,618	17,694	23,256	4,653	N/A
2014							12,675	8,825	7,259	9,837	2,621	N/A
2015								11,638	7,859	7,147	3,290	N/A
2016									6,368	2,482	2,273	N/A
2017										-	-	N/A
									Total	$83,914	$16,351

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
Accident	For the Years Ended December 31 (2008-2016 is Supplementary Information and Unaudited)
Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008
2009
2010			$41	$729	$3,505	$5,844	$7,758	$9,904	$11,132	$11,334
2011				50	637	2,061	4,983	8,104	10,404	11,679
2012					103	992	2,388	5,077	8,355	11,239
2013						123	1,135	5,088	10,988	14,779
2014							723	761	2,241	3,999
2015								10	390	1,899
2016									-	5
2017										-
									Total	$54,934
									Outstanding liabilities prior to 2008 net of reinsurance	-
									Liabilities for claims and claims adjustment expenses, net of reinsurance	$28,980

Note C - Loss and Loss Expense Reserves (continued)
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position at December 31 is as follows.

	2017	2016
Net outstanding liabilities
Commercial Liability	$162,581	$133,139
Workers' Compensation	113,751	101,883
Professional Liability Assumed	28,980	34,700
Other short-duration insurance lines	48,970	38,556
Liabilities for unpaid claims and claim adjustment
expenses, net of reinsurance	354,282	308,278

Reinsurance recoverable on unpaid claims
Commercial Liability	124,695	85,549
Workers' Compensation	170,394	153,847
Other short-duration insurance lines	13,053	12,167
Reinsurance recoverable on unpaid losses at the
end of the year	308,142	251,563

Unallocated claims adjustment expenses	17,850	16,489

Total gross liability for unpaid claims and
claims adjustment expense	$680,274	$576,330

The following is supplementary information about average historical claims duration as of December 31, 2017.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	(Supplementary Information and Unaudited)
Years	1	2	3	4	5	6	7	8	9	10

Commercial Liability	9.1%	31.1%	25.3%	22.3%	7.0%	2.9%	1.8%	0.1%	0.3%	0.1%
Workers' Compensation	17.6%	26.5%	15.5%	9.7%	5.6%	4.1%	3.0%	1.9%	1.7%	2.8%
Professional Liability Assumed	1.3%	3.7%	16.0%	20.4%	19.2%	17.8%	10.2%	1.7%

Reserve methodologies for incurred but not reported losses
The Company uses both standard actuarial techniques common to most insurance companies as well as proprietary techniques developed by the Company in connection with its specialty business products.  For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods.  The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposure for its short-tail lines.  A minimum of 12 running accident quarters is used to project the reserve necessary for incurred but not reported losses for its short-tail lines.
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
For the Company's fleet transportation risks, which are covered by regularly updated reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods

Note C - Loss and Loss Expense Reserves (continued)
with loss ratio reserving techniques developed from the Company's extensive, proprietary databases to arrive at the reserve for incurred but not reported losses for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.
Claim count methodology
The Company uses a claim event and coverage combination to estimate frequency.  For example, a single claim event involving loss for physical damage of a vehicle and personal injury to a claimant would be considered two claims for purposes of the calculation of frequency.  A single claim event causing personal injury to two claimants would be considered a single claim under the methodology.  Due to the number of reinsurance assumed treaties entered into (and the varying structures: both quota share and excess of loss) the Company deems it impractical to collect claim frequency information related to this business and this information has not been made available to the Company.

Note D – Reinsurance
The Insurance Subsidiaries cede portions of their gross premiums written to certain other insurers under excess of loss and quota share treaties and by facultative placements.  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product line basis.  Certain historical treaties covering fleet transportation risks include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  The Company retains a higher percentage of the direct premium in consideration of these deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.
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
The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2017	2016	2015	2017	2016	2015
Direct	$504,033	$395,625	$366,668	$470,158	$394,679	$370,499
Ceded on direct	(151,348)	(131,166)	(128,338)	(145,201)	(129,926)	(128,135)
Net direct	352,685	264,459	238,330	324,957	264,753	242,364

Assumed	704	7,379	16,885	3,188	11,344	21,533
Ceded on assumed	-	(86)	(562)	-	(86)	(562)
Net assumed	704	7,293	16,323	3,188	11,258	20,971

Net	$353,389	$271,752	$254,653	$328,145	$276,011	$263,335

Net losses and loss expenses incurred for 2017, 2016 and 2015 have been reduced by ceded reinsurance recoveries of approximately $128,086, $108,656 and $75,581, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.
Net losses and loss expenses incurred for 2017, 2016 and 2015 include approximately $5,223, $14,746 and $13,492, respectively, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Note D – Reinsurance (continued)
Components of reinsurance recoverable at December 31 are as follows:
	2017	2016
Case unpaid losses, net of valuation allowance	$119,615	$126,244
Incurred but not reported unpaid losses and loss expenses	187,163	123,819
Paid losses and loss expenses	2,206	1,760
Unearned premiums	9,347	3,201
	$318,331	$255,024

Note E - Income Taxes

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2017	2016
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$15,086	$18,335
Deferred acquisition costs	1,804	874
Loss and loss expense reserves	2,623	1,198
Limited partnership investments	3,826	2,274
Accelerated depreciation	492	1,037
Other	1,791	1,251
Total deferred tax liabilities	25,622	24,969

Deferred tax assets:
Loss and loss expense reserves	6,761	9,467
Unearned premiums discount	1,837	1,295
Other-than-temporary investment declines	815	858
Deferred compensation	885	1,097
Deferred ceding commission	627	464
Other	339	376
Total deferred tax assets	11,264	13,557

Net deferred tax liabilities	$14,358	$11,412

On December 22, 2017, the U.S. Tax Act was signed into law, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company recorded a tax benefit of $9.6 million related to the re-measurement of its deferred tax assets and liabilities.  The IRS has not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore we have not completed our accounting for the tax effects, but we have made a reasonable estimate of the effects on our existing deferred tax balances at December 31, 2017. We re-measured deferred tax assets and liabilities based on the rates at which they are expected to be utilized in the future, which is generally 21%. However, we are still analyzing certain aspects of the U.S. Tax Act and refining our calculations, which could potentially affect the measurement of those balances or give rise to new deferred tax amounts.

Note E – Income Taxes (continued)
A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements is as follows:

	2017	2016	2015

Statutory federal income rate applied to pretax income	$3,543	$15,069	$11,883
Tax effect of (deduction):
Tax-exempt investment income	(968)	(938)	(919)
Change in enacted tax rates	(9,572)	-	-
Other	(1,204)	(22)	(295)
Federal income tax expense (benefit)	$(8,201)	$14,109	$10,669

Federal income tax expense (benefit) consists of the following:
	2017	2016	2015
Taxes (benefit) on pre-tax income:
Current	$(4,335)	$11,271	$12,488
Deferred	(3,866)	2,838	(1,819)
	$(8,201)	$14,109	$10,669

	2017	2016	2015
Limited partnerships	$4,099	$503	$(2,865)
Discounts of loss and loss expense reserves	1,315	(114)	1,526
Reserves - salvage and subrogation and other	56	(1,110)	29
Unearned premium discount	(1,767)	298	608
Deferred compensation	(168)	595	(127)
Other-than-temporary investment declines	(127)	2,320	(1,416)
Deferred acquisitions costs and ceding commission	1,553	(95)	(287)
Change in enacted tax rates	(9,572)	-	-
Other	745	441	713
Provision for deferred federal income tax	$(3,866)	$2,838	$(1,819)

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2017 or 2016.  As of December 31, 2017, calendar years 2016, 2015 and 2014 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2017 or 2016.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2017, 2016 and 2015.

Note F - Shareholders' Equity

Changes in common stock outstanding and additional paid-in capital are as follows:
					Additional
	Class A		Class B		Paid-in
	Shares	Amount	Shares	Amount	Capital
Balance at January 1, 2015	2,623,109	$112	12,356,389	$527	$51,854
Restricted stock grants	-	-	46,552	2	1,092
Balance at December 31, 2015	2,623,109	112	12,402,941	529	52,946
Restricted stock grants	-	-	57,959	3	1,340
Balance at December 31, 2016	2,623,109	112	12,460,900	532	54,286
Restricted stock grants	-	-	47,578	2	1,152
Repurchase of common shares	-	-	(84,960)	(4)	(360)
Balance at December 31, 2017	2,623,109	$112	12,423,518	$530	$55,078

The Company's Class A and Class B common stock has a stated value of approximately $.04 per share.  The Company paid a total of $16,302, or $1.08 per share, in dividends during 2017, $15,803, or $1.04 per share, during 2016 and $15,003, or $1.00 per share, during 2015.
On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  Pursuant to this share repurchase program, on September 21, 2017 the Company entered into a Rule 10b5-1 plan expiring on March 5, 2018, authorizing the repurchase of up to $17.5 million of the Company's outstanding common shares, at various pricing thresholds (the "Plan").  Because repurchases under the Plan will be subject to price, market volume and timing constraints, there is no assurance as to the exact number of shares that will be repurchased, if any.  The Company may amend, suspend or discontinue the share repurchase program at any time.
For the year ended December 31, 2017, the Company paid $1,880 to repurchase 84,960 shares of Class B common stock at an average share price of $22.12 under the Plan.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2017	2016	2015
Amortization of gross deferred policy acquisition costs	$70,574	$51,597	$50,270
Other underwriting expenses	37,230	41,692	42,638
Reinsurance ceded credits	(23,187)	(33,512)	(28,956)
Total underwriting expenses	84,617	59,777	63,952

Operating expenses of non-insurance companies	28,977	29,685	26,621
Total other operating expenses	$113,594	$89,462	$90,573

During 2015, the Company entered into a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300.  For the years ended December 31, 2017 and 2016, the Company incurred expenses of $300 and $300, respectively, related to this agreement.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2017 and 2016 under this brokerage agreement.  Total commission expense for 2017, 2016 and 2015 was $674, $419 and $0, respectively.

Note H - Employee Benefit Plans
The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees who have completed one year of service.  The Company's contributions are based on a set percentage and the contributions to the Plan for 2017, 2016 and 2015 were $2,797, $2,449 and $2,090, respectively.

Note I - Stock Based Compensation

In accordance with the terms of the 1981 Stock Purchase Plan (the "1981 Plan"), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase from one outside director.  A limited number of shares have ever been repurchased under the 1981 Plan.  At December 31, 2017, there were 46,875 shares (Class A) and 187,500 shares (Class B) outstanding which remain eligible for repurchase by the Company.
Restricted Stock:
The Company issues shares of restricted Class B common stock to the Company's outside directors, which serve as a portion of the annual compensation for the outside directors.  The shares are distributed to the outside directors on the vesting date, one year following the date of grant.  On August 31, 2017, the Company granted shares of restricted Class B common stock to a new outside director, in lieu of cash, as such director's pro-rated annual retainer compensation, which shares will vest and be distributed on May 9, 2018.  The table below provides detail of the stock issuances for 2017, 2016 and 2015:

				Grant Date
Grant	Number of Shares	Vesting		Fair Value
Date	Issued	Date	Period	Per Share

5/12/2015	21,252	5/12/2016	7/1/2015 - 6/30/2016	$22.59

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

Compensation expense related to the above stock grants is recognized over the period in which the directors render the services.
Director compensation expense associated with these restricted stock grants of $454, $460 and $460 was charged against income for the restricted stock awards granted in 2017, 2016 and 2015, respectively.

On February 8, 2017, the Company issued 20,181 shares of restricted Class B common stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.  The shares of restricted stock represent a portion of the calendar year 2016 compensation earned by certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The shares of restricted stock will vest over a three-year period from the date of grant.  The shares of restricted stock were valued based on the closing price of the Company's Class B common stock on February 8, 2017, the day the shares of restricted stock were granted.  Each share of restricted stock was valued at $23.80 per share, representing a total value of $480.  Non-vested shares of restricted stock will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee.
In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted performance-based equity awards ("2017 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the

Note I - Stock Based Compensation (continued)
combined results of the Company's 2017 growth in net premiums earned and the Company's 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  Any 2017 LTIP Awards earned by the Company's named executive officers ("NEOs") will be paid in shares of restricted Class B common stock at the end of the 2017 annual performance period and will vest after a one-year period.  Any 2017 LTIP Awards earned by non-NEOs will be paid in shares of restricted Class B common stock at the end of the 2017 annual performance period and will vest ratably over a three-year period. In addition to the 2017 LTIP Awards, in May 2017 the Company's Compensation Committee also granted Value Creation Incentive Plan awards ("VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to an operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares were issued as of December 31, 2017 with respect to either the 2017 LTIP Awards or the VCIP Awards.

Note J – Segment Information
As previously disclosed, the Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017 based on how its operating results are regularly reviewed by the Company's chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to fleet transportation companies as well as to independent contractors who contract with fleet transportation companies.  In addition, the Company provides workers' compensation coverage for a variety of operations outside the transportation industry.

The following table summarizes segment revenues for the years ended December 31:

	2017	2016	2015

Revenues:
Net premiums earned	$328,145	$276,011	$263,335
Net investment income	18,095	14,483	12,498
Commissions and other income	5,308	5,275	5,703
Net realized gains (losses) on investments	19,686	23,228	(1,261)
Total revenues	$371,234	$318,997	$280,275

Note K - Earnings Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings per share for the years ended December 31:

	2017	2016	2015

Average shares outstanding for basic earnings per share	15,065,216	15,071,900	15,010,454

Dilutive effect of share equivalents	42,220	12,108	11,308

Average shares outstanding for diluted earnings per share	15,107,436	15,084,008	15,021,762

Note L - Concentrations of Credit Risk
The Company writes policies of excess insurance attaching above SIRs and also writes policies that contain per-claim deductibles.  Those losses and claims that fall within the SIR limits are obligations of the insured; however, the Company writes surety bonds in favor of various regulatory agencies guaranteeing the insureds' payment of claims within the SIR.  Further, specified portions of losses and claims incurred under large deductible policies, while obligations of the Company, are contractually reimbursable to the Company from the insureds.  The Company requires collateral from its insureds to serve as a source of reimbursement if the Company is obligated to pay claims within the SIR by reason of an insured's default or if the insured fails to reimburse the Company for deductible amounts paid by the Company.
Acceptable collateral may be provided in the form of letters of credit on Company-approved banks, Company- approved marketable securities or cash.  At December 31, 2017, the Company held collateral in the aggregate amount of $300,069.
The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimated losses that are expected to occur within the SIR or deductible prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, FedEx Ground and certain of its subsidiaries and related entities, and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to FedEx to be as much as 46% (after-tax) of shareholders' equity at December 31, 2017.
The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers, net of collateral and offsets, were $35,801 and $34,927 at December 31, 2017.

Note M – Acquisition and related Goodwill and Intangibles
On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets of $179.  Accumulated amortization of intangible assets was $179 as of both December 31, 2017 and 2016.

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

As of December 31, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$16,586	$-	$16,586	$-
Agency mortgage-backed securities	27,075	-	27,075	-
Asset-backed securities	43,469	-	43,469	-
Bank loans	19,488	-	19,488	-
Certificates of deposit	3,135	3,135	-	-
Collateralized mortgage obligations	6,492	-	6,492	-
Corporate securities	193,058	-	193,058	-
Options embedded in convertible securities	5,291	-	5,291	-
Mortgage-backed securities	24,204	-	24,204	-
Municipal obligations	96,650	-	96,650	-
Non-U.S. government obligations	37,394	-	37,394	-
U.S. government obligations	49,011	-	49,011	-
Total fixed maturities	521,853	3,135	518,718	-
Equity securities:
Consumer	46,578	46,578	-	-
Energy	10,278	10,278	-	-
Financial	45,470	45,470	-	-
Industrial	25,402	25,402	-	-
Technology	13,061	13,061	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	45,276	5,015	-
Other	10,683	10,683	-	-
Total equity securities	201,763	196,748	5,015	-
Short term	1,000	1,000	-	-
Cash equivalents	59,173	-	59,173	-
Total	$783,789	$200,883	$582,906	$-

Note N – Fair Value (continued)
As of December 31, 2016:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$6,171	$-	$6,171	$-
Agency mortgage-backed securities	4,770	-	4,770	-
Asset-backed securities	45,183	-	37,919	7,264
Bank loans	10,349	-	-	10,349
Certificates of deposit	3,117	3,117	-	-
Collateralized mortgage obligations	9,104	-	6,409	2,695
Corporate securities	137,932	-	135,794	2,138
Options embedded in convertible securities	4,751	-	4,751	-
Mortgage-backed securities	24,571	-	22,206	2,365
Municipal obligations	129,335	-	129,190	145
Non-U.S. government obligations	24,681	-	24,419	262
U.S. government obligations	91,940	-	91,940	-
Total fixed maturities	491,904	3,117	463,569	25,218
Equity securities:
Consumer	32,576	32,576	-	-
Energy	12,842	12,842	-	-
Financial	31,186	30,943	243	-
Industrial	21,145	20,262	883	-
Technology	8,858	8,858	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	6,995	-	6,995	-
Other	6,343	6,343	-	-
Total equity securities	119,945	111,824	8,121	-
Short term	1,500	1,500	-	-
Cash equivalents	59,683	-	59,683	-
Total	$673,032	$116,441	$531,373	$25,218

Level inputs, as defined by the FASB guidance, are as follows:
Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company does not have any Level 3 fair value assets at December 31, 2017.  Transfers into Level 3 during 2017 and 2016 relate to securities previously classified as Level 2.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

Note N – Fair Value (continued)

	2017	2016
Beginning of period balance	$25,218	$16,793
Total gains or losses (realized)
included in income	406	1,846
Purchases	81	5,540
Settlements	(9,123)	(8,791)
Transfers into Level 3	144	10,202
Transfers out of Level 3	(16,726)	(372)
End of period balance	$-	$25,218

Quoted market prices are obtained whenever possible.  Where quoted market prices are not available, fair values are estimated using broker/dealer quotes for specific securities.  These techniques are significantly affected by our assumptions, including discount rates and estimates of future cash flows.  Potential taxes and other transaction costs have not been considered in estimating fair values.
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2017.  The transfers out of Level 3 during 2017 consisted mainly of bank loans, asset-backed securities and certain mortgage-backed securities and corporate securities, and were the result of changes in the availability of market observable inputs.
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

Note N – Fair Value (continued)
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheet at December 31, 2017 and 2016 is as follows:

2017:	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$70,806	$-	$-	$70,806	$70,806

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

2016:
Assets:
Limited partnerships	$76,469	$-	$-	$76,469	$76,469

Liabilities:
Short-term borrowings	20,000	-	20,000	-	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:
					Results by Quarter
	2017					2016
	1st	2nd	3rd	4th		1st	2nd	3rd	4th

Net premiums earned	$73,974	$67,996	$89,100	$97,075		$66,909	$68,726	$71,235	$69,141
Net investment income	3,692	4,716	4,027	5,661		3,440	3,549	3,513	3,982
Net realized gains on investments	6,294	3,296	5,944	4,152		9,012	280	7,732	6,204
Losses and loss expenses incurred	48,599	71,754	60,673	66,492		38,623	42,666	56,827	48,366

Net income (loss)	6,756	(12,343)	7,434	16,476		14,112	5,969	4,001	4,864

Net income (loss) per share - diluted	$.45	$(.82)	$.49	$1.10		$.94	$.40	$.27	$.32

Note P - Statutory

Net income of the Insurance Subsidiaries, all of which are wholly-owned, as determined in accordance with statutory accounting practices, was $22,000, $31,647 and $25,627 for 2017, 2016 and 2015, respectively.  Consolidated statutory capital and surplus for these subsidiaries was $421,663 and $399,314 at December 31, 2017 and 2016, respectively, of which $59,106 may be transferred by dividend or loan to the parent company during calendar year 2018 with proper notification to, but without approval from, regulatory authorities.
State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as Risk Based Capital ("RBC") requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2017, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $104,913.  Actual consolidated statutory capital and surplus at December 31, 2017 exceeded this requirement by $316,750.

Note Q - Leases
The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2017, 2016 and 2015 was $417, $157 and $175, respectively.  At December 31, 2017, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2018	$297
2019	297
2020	80
2021 and thereafter	6
Total minimum payments required	$680

Note R – Accumulated Other Comprehensive Income
A reconciliation of the components of accumulated other comprehensive income at December 31 is as follows:

	2017	2016
Investments:
Total unrealized gain before federal income taxes	$71,848	$52,386
Deferred tax liability	(25,148)	(18,335)
Net unrealized gains on investments	46,700	34,051

Foreign exchange adjustment:
Total unrealized losses	(475)	(1,278)
Deferred tax benefit	166	447
Net unrealized losses on foreign exchange adjustment	(309)	(831)

Accumulated other comprehensive income	$46,391	$33,220

Details of changes in net unrealized gains on investments for the years ended December 31 are as follows:

	2017	2016	2015
Investments:
Pre-tax holding gains (losses) on debt and
equity securities arising during period	$26,677	$13,259	$(19,445)
Less: applicable federal income taxes	9,337	4,641	(6,806)
	17,340	8,618	(12,639)

Pre-tax gains on debt and equity securities
included in net income during period	7,217	20,755	426
Less: applicable federal income taxes	2,526	7,264	149
	4,691	13,491	277

Change in unrealized gains on investments	$12,649	$(4,873)	$(12,916)

Note R – Accumulated Other Comprehensive Income (continued)
Reconciliation of accumulated other comprehensive income and retained earnings for the years ended December 31 are as follows:

	2017	2016	2015

Beginning accumulated other comprehensive income	$33,220	$37,858	$52,230
Change in foreign exchange adjustment	522	235	(1,456)
Change in unrealized net gains on investments	12,649	(4,873)	(12,916)
Ending accumulated other comprehensive income	$46,391	$33,220	$37,858

	2017	2016	2015

Beginning retained earnings	$316,195	$303,053	$294,773
Net income	18,323	28,945	23,283
Dividends	(16,302)	(15,803)	(15,003)
Repurchase of common shares	(1,516)	-	-
Ending retained earnings	$316,700	$316,195	$303,053

Note S – Debt
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both December 31, 2017 and 2016.  At December 31, 2017, the effective interest rate was 2.65%.  The Company had $20,000 remaining unused under the line of credit at December 31, 2017.  These outstanding borrowings were used for general corporate purposes.

Note T – Subsequent Events
On February 9, 2018, the Board of Directors of Baldwin & Lyons, Inc. declared a regular quarterly dividend of $0.28 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable March 9, 2018 to shareholders of record on February 23, 2018.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2017, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the three months ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
The Audit Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Baldwin & Lyons, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Baldwin & Lyons, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Baldwin & Lyons, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Baldwin & Lyons, Inc. and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15 (a)  (collectively referred to as the "consolidated financial statements") and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP Indianapolis, Indiana March 13, 2018

Item 9B.  OTHER INFORMATION

None.
PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company's directors and nominees for director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

The executive officers of the Company are expected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.

The following summary sets forth certain information concerning the Company's executive officers as of February 28, 2018:

Name	Age	Title	Served in Such Capacity Since
Steven A. Shapiro	53	Executive Chairman	2015 (1)
W. Randall Birchfield	53	Chief Executive Officer, President and Chief Operating Officer	2016 (2)
William C. Vens	46	Chief Financial Officer	2016 (3)
Matthew A. Thompson	53	Executive Vice President	2016 (4)

(1)  Mr. Shapiro was named Executive Chairman of the Company in October 2015 and became employed by the Company in June 2016.  Mr. Shapiro has 10 years of service as a member of the Board of Directors of the Company, serving as Lead Director from 2010 to 2015.  He has served as Vice President of SF Investments, a broker/dealer in securities since 1991 and has been a member of New Vernon Investment Management, LLC, the General Partner in a series of investment limited partnerships, including the New Vernon Insurance Fund, since 1999.  Mr. Shapiro served on the Board of Directors of First Mercury Financial Corporation until its sale in February 2011.
(2)  Mr. Birchfield was elected director and appointed as the Company's Chief Executive Officer in May 2016, as President of the Company in August 2016 and as Chief Operating Officer of the Company in February 2018.  Mr. Birchfield joined the Company in 2013 and served as the Company's Executive Vice President of Sales and Underwriting from April 2014 until May 2016.  Prior to joining the Company, Mr. Birchfield served in a variety of capacities within the property and casualty insurance industry with Allstate Insurance Company, Farmers Insurance Company, American International Group and Progressive Insurance Company, most recently as Vice President – Auto Line Management at Allstate Insurance Company from 2011 until September 2013.
(3)  Mr. Vens was elected Chief Financial Officer in August 2016.  Mr. Vens joined the Company in June 2014 as Managing Director – Finance and after that served as Vice President of Strategy and Planning from June 2016 until August 2016.  Prior to joining the Company, Mr. Vens served as Chief Financial Officer of HighWave Energy, Inc. from 2011 to May 2014.
(4)  Mr. Thompson was elected Executive Vice President in November 2016.  He previously served as Senior Vice President of the Company from 2015 to 2016 and as Vice President of Sales from 2011 to 2015.

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
The Code is available on our website at www.baldwinandlyons.com. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  We intend to disclose on our website any amendments to, or waivers from, the Code that are required to be publicly disclosed pursuant to the rules of the SEC and Nasdaq.  Copies can also be obtained free of charge by contacting our Investor Relations department at investors@baldwinandlyons.com or by written request to Baldwin & Lyons, Inc., Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is incorporated herein by reference from the Company's definitive Proxy Statement for its 2018 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

 Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
1.  List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets - December 31, 2017 and 2016
Consolidated Statements of Income - Years ended December 31, 2017, 2016 and 2015 Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015
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

3. Index To Exhibits:

Number and Caption from Exhibit Table of Item 601 of Regulation S-K	Exhibit Number and Description
(3) (Articles of Incorporation and By Laws)
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
Baldwin & Lyons, Inc. Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 4, 2010)(SEC File No. 000-05534)*

EXHIBIT 10(h)--
Baldwin & Lyons, Inc. Annual Incentive Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 9, 2017)(SEC File No. 000-05534)*

EXHIBIT 10(i)--
Baldwin & Lyons, Inc. Long-Term Incentive Plan (Incorporated as an exhibit by reference to the Company's definitive Proxy Statement for its Annual Meeting held May 9, 2017)(SEC File No. 000-05534)*

(21) (Subsidiaries of the registrant)	EXHIBIT 21-- Subsidiaries of Baldwin & Lyons, Inc.

(23) (Consents of experts and counsel)	EXHIBIT 23-- Consent of Ernst & Young LLP
(24) (Powers of Attorney)	EXHIBIT 24— Powers of Attorney for certain Officers and Directors
(31.1) (Certification)	EXHIBIT 31.1— Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
(31.2) (Certification)	EXHIBIT 31.2-- Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
(32) (Certification)	EXHIBIT 32-- Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act and 18 U.S.C. 1350

(101)
The following materials from Baldwin & Lyons, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

*  Indicates management contracts or compensating plans or arrangements.

Item 16.  FORM 10-K SUMMARY

None.

SCHEDULE I -- SUMMARY OF INVESTMENTS-
OTHER THAN INVESTMENTS IN RELATED PARTIES

Form 10-K - Year Ended December 31, 2017

Baldwin & Lyons, Inc. and Subsidiaries

Column A	Column B	Column C	Column D

			Amount At
			Which Shown
		Fair	In The Balance
Type of Investment	Cost	Value	Sheet (A)
	(dollars in thousands)

Fixed Maturities:
Bonds:
Agency collateralized mortgage obligations	$15,839	$16,586	$16,586
Agency mortgage-backed securities	27,180	27,075	27,075
Asset-backed securities	42,861	43,469	43,469
Bank loans	19,271	19,488	19,488
Certificates of deposit	3,124	3,135	3,135
Collateralized mortgage obligations	6,079	6,492	6,492
Corporate securities	197,201	197,130	197,130
Mortgage-backed securities	23,656	24,204	24,204
Municipal obligations	97,059	96,650	96,650
Non-U.S. government obligations	39,189	38,613	38,613
U.S. government obligations	49,558	49,011	49,011
Total fixed maturities	521,017	521,853	521,853

Equity Securities:
Common Stocks:
Consumer	23,565	46,578	46,578
Energy	6,763	10,278	10,278
Financial	31,859	45,470	45,470
Industrial	8,949	25,402	25,402
Technology	5,768	13,061	13,061
Funds (e.g. mutual funds, closed end funds, ETFs)	46,177	50,291	50,291
Other	7,670	10,683	10,683
Total equity securities	130,751	201,763	201,763

Short-term:
Certificates of deposit	1,000	1,000	1,000
Total short-term and other	1,000	1,000	1,000

Total investments	$652,768	$724,616	$724,616

(A) Amounts presented above do not include investments of $59,174 classified as cash and cash equivalents in the balance sheet.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Balance Sheets
	December 31
	2017	2016
	(dollars in thousands)
Assets
Investment in subsidiaries	$436,879	$409,892
Due from affiliates	1,191	3,381
Investments other than subsidiaries:
Fixed maturities	22,306	10,166
Limited partnerships	222	205
	22,528	10,371
Cash and cash equivalents	26,496	14,995
Accounts receivable	6,833	7,602
Other assets	24,772	25,763
Total assets	$518,699	$472,004
Liabilities and shareholders' equity

Liabilities:
Premiums payable	$14,046	$11,973
Deposits from insureds	60,893	30,087
Short-term borrownings	20,000	20,000
Other liabilities	4,949	5,599
	99,888	67,659
Shareholders' equity:
Common stock:
Class A	112	112
Class B	530	532
Additional paid-in capital	55,078	54,286
Unrealized net gains on investments	46,700	34,051
Foreign exchange adjustment	(309)	(831)
Retained earnings	316,700	316,195
	418,811	404,345

Total liabilities and shareholders' equity	$518,699	$472,004

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Statements of Income
	Year Ended December 31
	2017	2016	2015
	(dollars in thousands)
Revenue:
Commissions and service fees	$18,863	$27,736	$23,523
Cash dividends from subsidiaries	10,000	20,000	20,000
Net investment income	348	134	120
Net realized gains (losses) on investments	308	(3)	(22)
Other	(106)	(24)	(17)
	29,413	47,843	43,604
Expenses:
Salary and related items	18,140	17,462	17,616
Other	9,686	10,808	7,297
	27,826	28,270	24,913
Income before federal income taxes
and equity in undistributed
income of subsidiaries	1,587	19,573	18,691
Federal income tax benefit	(2,971)	(69)	(350)
	4,558	19,642	19,041
Equity in undistributed income
of subsidiaries	13,765	9,303	4,242

Net income	$18,323	$28,945	$23,283

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Statements of Comprehensive Income
	2017	2016	2015
	(dollars in thousands)

Net income	$18,323	$28,945	$23,283

Other comprehensive income (loss), net of tax:
Unrealized net losses on securities:
Unrealized holding net gains (losses) arising during the period	17,340	8,618	(12,639)
Less: reclassification adjustment for net gains
included in net income	(4,691)	(13,491)	(277)
Other comprehensive income (loss), net of tax	12,649	(4,873)	(12,916)

Foreign currency translation adjustments	522	235	(1,456)

Other comprehensive income (loss)	13,171	(4,638)	(14,372)

Comprehensive income	$31,494	$24,307	$8,911

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Form 10-K

Baldwin & Lyons, Inc.

Condensed Statements of Cash Flows
	Year Ended December 31
	2017	2016	2015
	(dollars in thousands)
Net cash provided by operating activities	$44,998	$15,484	$21,841

Investing activities:
Purchases of long-term investments	(21,365)	(4,000)	(4,792)
Sales or maturities of long-term investments	9,146	3,493	4,194
Net sales of short-term investments	-	2,165	-
Distributions from limited partnerships	298	-	-
Net purchases of property and equipment	(3,394)	(4,278)	(4,921)
Net cash used in investing activities	(15,315)	(2,620)	(5,519)

Financing activities:
Dividends paid to shareholders	(16,302)	(15,803)	(15,003)
Repurchase of common shares	(1,880)	-	-
Net cash used in financing activities	(18,182)	(15,803)	(15,003)
Increase (decrease) in cash and cash equivalents	11,501	(2,939)	1,319
Cash and cash equivalents at beginning of year	14,995	17,934	16,615
Cash and cash equivalents at end of year	$26,496	$14,995	$17,934

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

SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K

	As of December 31				Year Ended December 31
Reserves
		for Unpaid		Other			Benefits,	Amortization
	Deferred	Claims		Policy			Claims,	of Deferred
	Policy	and Claim		Claims and	Net	Net	Losses and	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Premium	Investment	Settlement	Acquisition	Operating	Premiums
Segment	Costs	Expenses	Premiums	Payable	Earned	Income	Expenses	Costs	Expenses	Written
						(A)	(A)		(A) (B)
Property/Casualty
Insurance

2017	$ 5,608	$ 680,274	$ 53,085	---	$ 328,145	$ 18,095	$ 247,518	$ 70,574	$ 14,043	$ 353,389

2016	1,172	576,330	21,694	---	276,011	14,483	186,481	51,597	8,180	271,752

2015	1,443	513,596	25,291	---	263,335	12,498	155,750	50,270	13,682	254,653

(A) Allocations of certain expenses have been made to invesetment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B) Commission allowances relating to reinsurance ceded are offset against other operating expenses.

SCHEDULE IV -- REINSURANCE

Form 10-K

Baldwin & Lyons, Inc. and Subsidiaries

Column A	Column B	Column C	Column D	Column E	Column F

					% of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed to
	Premiums	Companies	Companies	Amount	Net
	(dollars in thousands)
Premiums Earned -

Years Ended December 31:

2017	$470,158	$145,201	$3,188	$328,145	1.0

2016	394,679	130,012	11,344	276,011	4.1

2015	370,499	128,697	21,533	263,335	8.0

Note:  Included in Ceded to Other Companies is $0, $86 and $562 for 2017, 2016 and 2015, respectively, relating to retrocessions associated with premiums assumed from other companies.  Percentage of Amount Assumed to Net above considers the impact of this retrocession.

SCHEDULE VI--SUPPLEMENTAL INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

Form 10-K
Baldwin & Lyons, Inc. and Subsidiaries

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K

	As of December 31				Year Ended December 31

		Reserves					Claims and Claim		Amortiza-
		for Unpaid	Discount,				Adjustment Expenses		tion of
	Deferred	Claims	if any				Incurred Related to		Deferred	Paid Claims
AFFILIATION	Policy	and Claim	Deducted			Net	(1)	(2)	Policy	and Claim	Net
WITH	Acquisi-	Adjustment	in	Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
REGISTRANT	tion Costs	Expenses	Column C	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written

Consolidated Property/Casualty Subsidiaries:			(A)
2017	$5,608	$680,274	$-	$53,085	$328,145	$18,095	$228,303	$19,215	$70,574	$200,154	$353,389
2016	1,172	576,330	-	21,694	276,011	14,483	172,645	13,836	51,597	163,467	271,752
2015	1,443	513,596	2,110	25,291	263,335	12,498	165,812	(10,062)	50,270	149,580	254,653

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

BALDWIN & LYONS, INC.

March 13, 2018
By /s/ W. Randall Birchfield
W. Randall Birchfield,
Director, President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 13, 2018

By /s/ Steven J. Bensinger
Steven J. Bensinger,
Director

March 13, 2018

By /s/ Stuart D. Bilton
Stuart D. Bilton,
Director

March 13, 2018

By /s/ W. Randall Birchfield
W. Randall Birchfield,
Director, President, Chief Executive Officer and Chief Operating Officer
(Principal Executive Officer)

March 13, 2018

By /s/ Otto N. Frenzel IV
Otto N. Frenzel IV,
Director

March 13, 2018

By /s/ LoriAnn Lowery-Biggers
LoriAnn Lowery-Biggers,
Director

March 13, 2018

By /s/ Philip V. Moyles Jr.
Philip V. Moyles Jr.,
Director

March 13, 2018

By /s/ John D. Nichols Jr.
John D. Nichols Jr.,
Director

March 13, 2018

By /s/ John A. Pigott
John A. Pigott,
Director

March 13, 2018

By /s/ James A. Porcari III
James A. Porcari III,
Director

March 13, 2018

By /s/ Kenneth D. Sacks
Kenneth D. Sacks,
Director

March 13, 2018

By /s/ Nathan Shapiro
Nathan Shapiro,
Director

March 13, 2018

By /s/ Norton Shapiro
Norton Shapiro,
Director

March 13, 2018

By /s/ Robert Shapiro
Robert Shapiro,
Director

March 13, 2018

By /s/ Steven A. Shapiro
Steven A. Shapiro,
Executive Chairman

March 13, 2018

By /s/ William C. Vens
William C. Vens,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)