Form 10-Q
period 2018-03-31
BALDWIN & LYONS INC
filed 2018-05-09
CIK 9346

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

                                                                                                              For the Quarterly Period Ended Commission file number
                                                                                                              March 31, 2018                       0-5534

BALDWIN & LYONS, INC.
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2018:
Common Stock, No Par Value:                     Class A (voting)                                                       2,623,109
                                                            Class B (non-voting)                                                 12,418,082
                                                                                                                                              15,041,191

PART I – FINANCIAL INFORMATION

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31	December 31
	2018	2017
Assets
Investments:
Fixed maturities	$544,116	$521,853
Equity securities	149,027	201,763
Limited partnerships	68,403	70,806
Short-term and other	1,000	1,000
	762,546	795,422

Cash and cash equivalents	79,209	64,680
Restricted cash and cash equivalents	4,024	4,033
Accounts receivable	104,377	87,551
Reinsurance recoverable	322,055	318,331
Other assets	95,039	80,061
Current federal income taxes recoverable	-	6,938
	$1,367,250	$1,357,016

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$694,450	$680,274
Reserves for unearned premiums	64,005	53,085
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	170,411	170,488
Current federal income taxes	1,195	-
Deferred federal income taxes	5,378	14,358
	955,439	938,205
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2018 - 2,623,109; 2017 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2018 - 12,418,082; 2017 - 12,423,518	530	530
Additional paid-in capital	55,511	55,078
Unrealized net gains (losses) on investments	(2,461)	46,700
Foreign exchange adjustment	(532)	(309)
Retained earnings	358,651	316,700
	411,811	418,811
	$1,367,250	$1,357,016

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended
	March 31
	2018	2017
Revenues
Net premiums earned	$105,462	$73,974
Net investment income	4,636	3,692
Commissions and other income	1,814	981
Net realized gains on investments, excluding impairment losses	376	1,008
Other-than-temporary impairment losses on investments	-	-
Net unrealized gains (losses) on equity securities and limited partnership investments	(4,909)	5,286
Net realized and unrealized gains (losses) on investments	(4,533)	6,294
	107,379	84,941

Expenses
Losses and loss expenses incurred	72,298	48,599
Other operating expenses	34,767	26,164
	107,065	74,763
Income before federal income taxes (benefits)	314	10,178
Federal income taxes (benefits)	(16)	3,422
Net income	$330	$6,756

Per share data:
Basic and diluted earnings	$.02	$.45

Dividends paid to shareholders	$.28	$.27

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,010	15,096
Dilutive effect of share equivalents	24	8
Average shares outstanding - diluted	15,034	15,104

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended
	March 31
	2018	2017

Net income	$330	$6,756

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities:
Unrealized net gains (losses) arising during the period	(2,998)	5,990
Less: reclassification adjustment for net gains
included in net income	123	655
	(3,121)	5,335

Foreign currency translation adjustments	(223)	65

Other comprehensive income (loss)	(3,344)	5,400

Comprehensive income (loss)	$(3,014)	$12,156

See notes to condensed consolidated financial statements.

Baldwin & Lyons, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31
	2018	2017

Operating activities
Net income	$330	$6,756
Adjustments to reconcile net income to net cash provided by operating activities	7,697	(358)
Net cash provided by operating activities	8,027	6,398

Investing activities
Purchases of fixed maturities and equity securities	(140,820)	(115,947)
Purchases of limited partnership interests	(200)	-
Distributions from limited partnerships	-	16,016
Proceeds from maturities	14,021	58,132
Proceeds from sales of fixed maturities	89,636	40,097
Proceeds from sales of equity securities	59,757	7,054
Net purchases of short-term investments	-	(7,290)
Purchase of insurance company-owned life insurance	(10,000)	-
Purchases of property and equipment	(1,218)	(2,239)
Proceeds from disposals of property and equipment	4	579
Net cash provided by (used in) investing activities	11,180	(3,598)

Financing activities
Dividends paid to shareholders	(4,229)	(4,080)
Repurchase of common shares	(235)	-
Net cash used in financing activities	(4,464)	(4,080)

Effect of foreign exchange rates on cash and cash equivalents	(223)	65

Increase (decrease) in cash, cash equivalents and restricted cash	14,520	(1,215)
Cash, cash equivalents and restricted cash at beginning of year	68,713	62,976
Cash, cash equivalents and restricted cash at end of year	$83,233	$61,761

See notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Description of Business:  Baldwin & Lyons, Inc. (the "Company"), based in Carmel, Indiana, is a property-casualty insurer specializing in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, the Company offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2018 or any other future period.

Investments:  Carrying amounts for fixed maturity securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent the limited partnerships include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its condensed consolidated statements of income, its proportionate share of the investee's unrealized, as well as realized, investment gains or losses within net unrealized gains (losses) on equity securities and limited partnership investments.

Short-term and other investments are carried at cost, which approximates their fair values.

Realized gains and losses on disposals of investments are recorded on the trade date and are determined by specific identification of cost of investments sold and are included in income.

Fixed maturity securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed maturity securities are reflected directly in shareholders' equity. Included within available for sale fixed maturity securities are convertible debt securities.  A portion of the changes in fair values of convertible debt securities are reflected as a component of net realized gains on investments, excluding impairment losses within the condensed consolidated statements of income.  Equity securities are recorded at fair value with unrealized net gains or losses reflected as a component of net unrealized gains (losses) on equity securities and limited partnership investments within the condensed consolidated statements of income.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In accordance with the Financial Accounting Standards Board's ("FASB") other-than-temporary impairment guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized losses on investments in the condensed consolidated statements of income.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized losses on investments in the condensed consolidated statements of income and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity (accumulated other comprehensive income (loss)).

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.

Revenue Recognition:  For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our condensed consolidated balance sheet at March 31, 2018. For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.

Recently Adopted Accounting Pronouncements:  In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's commission and fee income, other than that directly associated with insurance contracts, is subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  ASU 2016-01 became effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted the new guidance as of January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment to reclassify unrealized gains on equity securities of $71,012 ($46,157, net of tax) from other comprehensive income (loss) to retained earnings within the current period condensed consolidated balance sheet.  Going forward, unrealized gains or losses on equity securities will be recognized in the condensed consolidated statement of income within net unrealized gains (losses) on equity securities and limited partnership investments.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. ASU 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends ASC Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance was applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted the new guidance as of January 1, 2018 and reclassified $4.0 million of restricted cash as of December 31, 2017 to the beginning cash balance within the March 31, 2018 condensed consolidated statement of cash flows. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU allows for the option to reclassify, from accumulated other comprehensive income (loss) to retained earnings, stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Act"), which was enacted on December 22, 2017. The legislation included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  The Company adopted the new guidance in the first quarter of 2018 and recorded a cumulative-effect adjustment to reclassify the tax effects on fixed maturity investments of $117 from other comprehensive income (loss) to retained earnings within the current period condensed consolidated balance sheet.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company's consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(2) Investments:
The following is a summary of available-for-sale securities at March 31, 2018 and December 31, 2017:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
March 31, 2018 [1]
Fixed maturities
Agency collateralized mortgage obligations	14,995	14,500	632	(137)	495
Agency mortgage-backed securities	30,740	31,312	32	(604)	(572)
Asset-backed securities	44,740	44,211	750	(221)	529
Bank loans	22,693	22,458	269	(34)	235
Certificates of deposit	3,127	3,124	3	-	3
Collateralized mortgage obligations	5,727	5,382	370	(25)	345
Corporate securities	213,462	216,105	1,180	(3,823)	(2,643)
Mortgage-backed securities	23,620	23,398	581	(359)	222
Municipal obligations	48,764	48,971	290	(497)	(207)
Non-U.S. government obligations	38,848	39,539	413	(1,104)	(691)
U.S. government obligations	97,400	98,231	20	(851)	(831)
Total	$544,116	$547,231	$4,540	$(7,655)	$(3,115)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2017 [1]
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$15,839	$818	$(71)	$747
Agency mortgage-backed securities	27,075	27,180	47	(152)	(105)
Asset-backed securities	43,469	42,861	749	(141)	608
Bank loans	19,488	19,271	266	(49)	217
Certificates of deposit	3,135	3,124	11	-	11
Collateralized mortgage obligations	6,492	6,079	451	(38)	413
Corporate securities	198,349	198,419	1,602	(1,672)	(70)
Mortgage-backed securities	24,204	23,656	933	(385)	548
Municipal obligations	96,650	97,059	322	(731)	(409)
Non-U.S. government obligations	37,394	37,971	475	(1,052)	(577)
U.S. government obligations	49,011	49,558	-	(547)	(547)
Total fixed maturities	521,853	521,017	5,674	(4,838)	836
Equity securities:
Consumer	46,578	23,565	24,031	(1,018)	23,013
Energy	10,278	6,763	3,602	(87)	3,515
Financial	45,470	31,859	13,937	(326)	13,611
Industrial	25,402	8,949	16,793	(340)	16,453
Technology	13,061	5,768	7,401	(108)	7,293
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	46,177	4,153	(39)	4,114
Other	10,683	7,670	3,313	(300)	3,013
Total equity securities	201,763	130,751	73,230	(2,218)	71,012

Total	$723,616	$651,768	$78,904	$(7,056)	$71,848

1 Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.  See Note 1 – Recently Adopted Accounting Pronouncements for further discussion.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes, for available-for-sale fixed maturities in an unrealized loss position at March 31, 2018 and available-for-sale fixed maturities and equity securities in an unrealized loss position at December 31, 2017, respectively, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	March 31, 2018			December 31, 2017
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	491	$336,083	$(5,580)	459	$313,421	$(2,683)
Greater than 12 months	105	66,574	(2,075)	112	75,638	(2,155)
Total fixed maturities	596	402,657	(7,655)	571	389,059	(4,838)

Equity securities [1]:
12 months or less	-	-	-	65	46,654	(2,218)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	-	-	-	65	46,654	(2,218)
Total fixed maturity and equity securities	596	$402,657	$(7,655)	636	$435,713	$(7,056)

1 Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.  See Note 1 – Recently Adopted Accounting Pronouncements for further discussion.

The fair value and the cost or amortized costs of fixed maturity investments at March 31, 2018, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$38,435	$38,652
Excess of one year to five years	310,711	314,263
Excess of five years to ten years	78,116	78,539
Excess of ten years	2,747	2,781
Contractual maturities	430,009	434,235
Asset-backed securities	114,107	112,996
Total	$544,116	$547,231

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of income.

	Three Months Ended
	March 31
	2018	2017
Gross gains on available-for-sale investments sold during the period:
Fixed maturities	$2,443	$888
Equity securities[1]	-	1,606
Total gains	2,443	2,494

Gross losses on available-for-sale investments sold during the period:
Fixed maturities	(2,708)	(1,373)
Equity securities[1]	-	(113)
Total losses	(2,708)	(1,486)

Other-than-temporary impairments	-	-

Change in value of limited partnership investments	(2,603)	5,286

Gains (losses) on equity securities:
Realized gains on equity securities sold during the period [2]	641	-
Unrealized losses on equity securities held at the end of the period	(2,306)	-
Realized and unrealized losses on equity securities held at the end of the period	(1,665)	-

Net realized and unrealized gains (losses) on investments	$(4,533)	$6,294

1 Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation.  See Note 1 – Recently Adopted Accounting Pronouncements for further discussion.

2 During the three months ended March 31, 2018, the Company sold $59,757 in equity securities resulting in a realized gain of $35,141.  The majority of this gain was included in unrealized gains within other comprehensive income at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and was therefore not recognized in the condensed consolidated statement of income for the three months ended March 31, 2018.

Shareholders' equity at March 31, 2018 included approximately $31,166, net of federal income taxes, of reported earnings, which remain undistributed by limited partnerships.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2018 and 2017 comparative periods.

	2018	2017
Three months ended March 31:
Premiums ceded to reinsurers	$32,442	$31,308
Losses and loss expenses
ceded to reinsurers	26,661	19,474
Commissions from reinsurers	7,880	7,408

(4) Loss and Loss Expense Reserves:
Activity in the reserves for losses and loss expenses for the three months ended March 31, 2018 and 2017 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2018	2017
Reserves, gross of reinsurance
recoverable, at the beginning of the year	$680,274	$576,330
Reinsurance recoverable on unpaid losses at the beginning of the year	308,143	251,563
Reserves at the beginning of the year	372,131	324,767

Provision for losses and loss expenses:
Claims occurring during the current period	73,899	48,487
Claims occurring during prior periods	(1,601)	112
Total incurred	72,298	48,599

Loss and loss expense payments:
Claims occurring during the current period	10,683	9,508
Claims occurring during prior periods	48,655	41,814
Total paid	59,338	51,322
Reserves at the end of the period	385,091	322,044

Reinsurance recoverable on unpaid losses at the end of the period	309,359	256,797
Reserves, gross of reinsurance
recoverable, at the end of the period	$694,450	$578,841

The table above shows a roll-forward of loss and loss expense reserves from the prior year end to the current balance sheet date with comparable prior year information.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The $1,601 prior accident year savings that developed during the first three months of 2018 was largely due to favorable loss development in workers' compensation and independent contractor coverages.  This 2018 savings compares to a deficiency of $112 for the first three months of 2017.

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

The following table summarizes segment revenues for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31
	2018	2017

Revenues:
Net premiums earned	$105,462	$73,974
Net investment income	4,636	3,692
Net realized and unrealized gains (losses) on investments	(4,533)	6,294
Commissions and other income	1,814	981
Total revenues	$107,379	$84,941

(6) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both March 31, 2018 and December 31, 2017.  At March 31, 2018, the effective interest rate was 2.96%.  The Company has $20,000 remaining and unused under the line of credit at March 31, 2018.  The current outstanding borrowings were used for general corporate purposes.

(7) Taxes:
As of March 31, 2018, the Company's calendar years 2016, 2015 and 2014 remain subject to examination by the Internal Revenue Service.

The effective federal tax rate on consolidated income for the three months ended March 31, 2018 was (5.1%) compared to 33.6% for the three months ended March 31, 2017.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.  The effective tax rate for the three months ended March 31, 2018 was also impacted by the change in accounting for unrealized gains and losses on equity securities related to the adoption of ASU 2016-01 where changes in unrealized, and the corresponding tax effects, are now recorded in the condensed consolidated statement of income.  The Company recorded an unrealized loss, and corresponding tax benefit, related to equity securities during the three months ended March 31, 2018.  Additionally, the decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  The Company continues to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(8) Fair Value:
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2018:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$14,995	$-	$14,995	$-
Agency mortgage-backed securities	30,740	-	30,740	-
Asset-backed securities	44,740	-	44,740	-
Bank loans	22,693	-	22,693	-
Certificates of deposit	3,127	3,127	-	-
Collateralized mortgage obligations	5,727	-	5,727	-
Corporate securities	208,270	-	208,270	-
Options embedded in convertible securities	5,192	-	5,192	-
Mortgage-backed securities	23,620	-	23,620	-
Municipal obligations	48,764	-	48,764	-
Non-U.S. government obligations	38,848	-	38,848	-
U.S. government obligations	97,400	-	97,400	-
Total fixed maturities	544,116	3,127	540,989	-
Equity securities:
Consumer	27,519	27,519	-	-
Energy	6,636	6,636	-	-
Financial	47,771	47,771	-	-
Industrial	11,671	11,671	-	-
Technology	8,203	8,203	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	37,375	32,364	5,011	-
Other	9,852	9,852	-	-
Total equity securities	149,027	144,016	5,011	-
Short-term	1,000	1,000	-	-
Cash equivalents	76,639	-	76,639	-
Total	$770,782	$148,143	$622,639	$-

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of December 31, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$16,586	$-	$16,586	$-
Agency mortgage-backed securities	27,075	-	27,075	-
Asset-backed securities	43,469	-	43,469	-
Bank loans	19,488	-	19,488	-
Certificates of deposit	3,135	3,135	-	-
Collateralized mortgage obligations	6,492	-	6,492	-
Corporate securities	193,058	-	193,058	-
Options embedded in convertible securities	5,291	-	5,291	-
Mortgage-backed securities	24,204	-	24,204	-
Municipal obligations	96,650	-	96,650	-
Non-U.S. government obligations	37,394	-	37,394	-
U.S. government obligations	49,011	-	49,011	-
Total fixed maturities	521,853	3,135	518,718	-
Equity securities:
Consumer	46,578	46,578	-	-
Energy	10,278	10,278	-	-
Financial	45,470	45,470	-	-
Industrial	25,402	25,402	-	-
Technology	13,061	13,061	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	45,276	5,015	-
Other	10,683	10,683	-	-
Total equity securities	201,763	196,748	5,015	-
Short-term	1,000	1,000	-	-
Cash equivalents	59,173	-	59,173	-
Total	$783,789	$200,883	$582,906	$-

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company does not have any Level 3 fair value assets at March 31, 2018.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the three months ended March 31, 2018 and for the year ended December 31, 2017:

	2018	2017
Beginning of period balance	$-	$25,218
Total gains or losses (realized)
included in income	-	406
Purchases	-	81
Settlements	-	(9,123)
Transfers into Level 3	-	144
Transfers out of Level 3	-	(16,726)
End of period balance	$-	$-

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
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.
In addition to the preceding disclosures on assets recorded at fair value in the condensed consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the condensed consolidated balance sheets.
Non-financial instruments such as real estate, property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as policy reserve liabilities are excluded from the fair value disclosures.  Therefore, the fair value amounts cannot be aggregated to determine the underlying economic value of the Company.  The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument.

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
A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

March 31, 2018
Assets: Limited partnerships	$68,403	$-	$-	$68,403	$68,403
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2017
Assets: Limited partnerships	70,806	-	-	70,806	70,806
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(9) Stock Based Compensation:
The Company issues shares of restricted Class B common stock to the Company's outside directors, which serve as the annual retainer compensation for the outside directors.  The shares are distributed to the outside directors on the vesting date, one year following the date of grant.  On February 9, 2018, the Company granted shares of restricted Class B common stock in connection with the election of a new outside director, reflecting such director's pro-rated annual retainer compensation, which shares will vest and be distributed on May 9, 2018. The table below provides detail of the restricted stock issuances to directors for 2017 and 2018:

				Grant Date
Grant	Number of Shares	Vesting	Service	Fair Value
Date	Issued	Date	Period	Per Share

5/10/2016	17,677	5/10/2017	7/1/2016 - 6/30/2017	$24.89

5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted performance-based equity awards (the "2017 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2017 growth in net premiums earned and the Company's 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2017 LTIP Awards were earned based on the Company's performance in 2017, and therefore no shares were issued pursuant to the 2017 LTIP Awards.  In addition to the 2017 LTIP Awards, in May 2017 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2017 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to an operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of March 31, 2018.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio, as defined above.  Any 2018 LTIP Awards earned by the Company's named executive officers ("NEOs") will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest one year from the date of issue.  Any 2018 LTIP Awards earned by non-NEOs will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest ratably over a three-year period from the date of issue.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to an operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2021.  The Company recorded $356 of expense related to these awards in the first quarter of 2018.

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

(11) Shareholders' Equity:
Changes in common stock outstanding and additional paid-in-capital are as follows:
						Additional
		Class A		Class B		Paid-in
	Shares		Amount	Shares	Amount	Capital
Balance at December 31, 2017	2,623,109		$112	12,423,518	$530	$55,078
Restricted stock grants	-		-	5,064	-	478
Repurchase of common shares	-		-	(10,500)	-	(45)
Balance at March 31, 2018	2,623,109		$112	12,418,082	$530	$55,511

During the first quarter of 2018, the Company paid $235 to repurchase 10,500 shares of Class B common stock under a share repurchase program approved by its Board of Directors on August 31, 2017.

The change in equity for the three months ended March 31, 2018 was as follows:

Total equity
Balance at December 31, 2017	$418,811
Net income	330
Other comprehensive loss	(3,344)
Cash dividends paid to shareholders	(4,229)
Restricted stock grants	478
Repurchase of common shares	(235)
Balance at March 31, 2018	$411,811

The change in equity for the three months ended March 31, 2017 was as follows:

Total equity
Balance at December 31, 2016	$404,345
Net income	6,756
Other comprehensive income	5,400
Cash dividends paid to shareholders	(4,080)
Restricted stock grants	481
Balance at March 31, 2017	$412,902

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of
ASU 2016-01, net of tax	-	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of
ASU 2018-02	-	117	117
Other comprehensive loss
before reclassifications	(223)	(2,998)	(3,221)
Amounts reclassified from
accumulated other
comprehensive income (loss)	-	(123)	(123)

Net current-period other
comprehensive loss	(223)	(3,121)	(3,344)

Ending balance at March 31, 2018	$(532)	$(2,461)	$(2,993)

The following table illustrates changes in accumulated other comprehensive income by component for the three months ended March 31, 2017:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance at December 31, 2016	$(831)	$34,051	$33,220

Other comprehensive income
before reclassifications	65	5,990	6,055

Amounts reclassified from
accumulated other
comprehensive income	-	(655)	(655)

Net current-period other
comprehensive income	65	5,335	5,400

Ending balance at March 31, 2017	$(766)	$39,386	$38,620

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(12) Related Parties:
The Company has invested in three limited partnerships with an aggregate estimated value of $41,864 at March 31, 2018, that are managed by organizations in which two directors of the Company are executive officers, directors or owners.  The Company's ownership interest in these limited partnerships was 6% for New Vernon India Fund, 37% for New Vernon Global Opportunity Fund and 27% for New Vernon Global Opportunity Fund II.  For the three months ended March 31, 2018 and 2017 the Company recorded $192 and $173 of fees related to the management of these limited partnership investments.

The Company utilizes the services of investment firms of which two directors of the Company are employees or partial owners.  These investment firms manage equity securities and fixed maturity portfolios with an aggregate market value of approximately $25,142 at March 31, 2018.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios were $27 and $30 for the three months ended March 31, 2018 and 2017.

The Company has a consulting contract with an insurance brokerage firm of which a director of the Company is CEO and a Managing Director.  The consulting contract provides for an annual fee of $300 for 2018 and 2017.  The Company also has a brokerage agreement with this entity.  The Company incurred commission expense in connection with insurance policies written in 2018 and 2017 under this brokerage agreement.  Total commission expense for the three months ended March 31, 2018 and 2017 was $151 and $155.  The firm also received $350 in commission related to the placement of insurance company owned life insurance on behalf of the Company during the three months ended March 31, 2018.

(13) Subsequent Events:
On May 8, 2018, the Board of Directors of Baldwin & Lyons, Inc. declared a regular quarterly dividend of $0.28 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable June 5, 2018 to shareholders of record on May 22, 2018.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Baldwin & Lyons, Inc. ("B&L," "we," "us" or the "Company") is a property-casualty insurer specializing in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  Additionally, we offer workers' compensation coverage for a variety of operations outside the transportation industry.  We operate as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, using a cumulative-effect adjustment.  This adjustment moved our historical unrealized gains and losses, net of tax, on our equity portfolio from accumulated other comprehensive income (loss) to retained earnings, but had no impact on overall shareholders' equity.  In addition, for 2018 and forward, the change in fair value for equity securities is required to be recognized in net earnings rather than in other comprehensive income (loss).  The impact to our income statement will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act lowered the U.S. corporate income rate from 35% to 21% effective January 1, 2018.

Liquidity and Capital Resources

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of our property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, generally average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect from time-to-time, whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B common stock.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On September 21, 2017, we entered into a stock repurchase plan for the purpose of repurchasing up to $17.5 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permitted shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expired on March 5, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the first quarter of 2018, we paid $0.2 million to repurchase 10,500 shares of our Class B common stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with superior quality and liquidity.  As flat yield curves have not provided incentive to lengthen maturities in recent years, we have continued to maintain our fixed maturity portfolio at short-term levels.  The average contractual life of our fixed maturity and short-term investment portfolio remained level at 4.9 years during the first quarter of 2018 compared to December 31, 2017.  The average duration of our fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of our liabilities.  We also remain an active participant in the equity securities market using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.
Net cash flows from operations increased $1.6 million to $8.0 million during the first three months of 2018 compared to net cash flows from operations of $6.4 million for the first three months of 2017.  The increase in operating cash flow was mainly due to higher premium volume during the first three months of 2018.

Net cash provided by investing activities was $11.2 million for the first three months of 2018 compared to net cash used in investing activities of $3.6 million for the first three months of 2017.  The $14.8 million change was the result of higher proceeds from sales of our investments offset by lower proceeds from maturities of our investments, increased purchases of fixed maturities and equity securities and the purchase of $10.0 million of company-owned life insurance in the first quarter of 2018.

Net cash used in financing activities for the first three months of 2018 consisted of regular cash dividend payments to shareholders of $4.2 million ($0.28 per share) and $0.2 million to repurchase shares of our Class B common stock. Financing activities for the first three months of 2017 consisted solely of the regular cash dividend payments to shareholders of $4.1 million ($0.27 per share).

Our assets at March 31, 2018 included $77.1 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $38.4 million of fixed maturity investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at our option.  Outstanding drawings on this line of credit were $20.0 million as of both March 31, 2018 and December 31, 2017.  At March 31, 2018, the effective interest rate was 2.96%, and we had $20.0 million remaining under the line of credit as of March 31, 2018.  Our revolving line of credit has three financial covenants, each of which were met as of March 31, 2018.  The three financial covenants relate to a minimum Generally Accepted Accounting Principles ("GAAP") net worth, a minimum statutory surplus and a minimum A.M. Best rating.

Net premiums written by our insurance subsidiaries for the first quarter of 2018 equaled approximately 107% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the NAIC as of March 31, 2018.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At March 31, 2018, $69.1 million may be transferred by dividend or loan to the parent company during the remainder of 2018 without approval by, or prior notification to, regulatory authorities.  An additional $250.2 million of shareholders' equity of our insurance subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns to us.  We also believe that the financial strength and stability of our insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $12.8 million at March 31, 2018.

Results of Operations

Comparison of First Quarter 2018 to First Quarter 2017

The following table provides information regarding premiums written and earned for the quarters ended March 31 (dollars in thousands):

	2018	2017	Change

Gross Premiums Written	$148,823	$110,028	$38,795
Net Premiums Written	113,434	77,530	35,904
Net Premiums Earned	105,462	73,974	31,488

Gross premiums written during the first quarter of 2018 increased $38.8 million (35.3%), while net premiums earned increased $31.5 million (42.6%), as compared to the same period in 2017.  The higher gross premiums written and net premiums earned were caused by continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 23.8% of gross premiums written for the first quarter of 2018 compared to 29.5% in the 2017 first quarter.  The percentage of premiums ceded to reinsurance decreased as a result of changes in the Company's reinsurance structure.  The change in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in the Company's historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the current reinsurance renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.

Net investment income during the first quarter of 2018 was 25.6% higher than the first quarter of 2017, due primarily to higher interest rates, higher reinvestment yields for core fixed income securities and an increase in average funds invested resulting from positive cash flow.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments as was the case at year-end 2017 when we noted that if interest rates were to rise by 100 basis points, the price of our bonds would be expected to fall by approximately 2.7%.  Credit quality remains high with a weighted average rating of A+, including cash.  After-tax investment income increased by 46.2% to $3.8 million during the first quarter of 2018, compared to $2.6 million during the 2017 first quarter, reflecting the aforementioned higher interest rates and reinvestment yield environment.

Net realized and unrealized losses on investments of $4.5 million during the first quarter of 2018 were driven by a $2.6 million decrease in the value of our limited partnership investments and $2.3 million in unrealized losses on equity securities during the period, which are now recorded in the condensed consolidated statement of income in conjunction with the adoption of ASU 2016-01.  These losses were partially offset by net realized gains on sales of securities of $0.4 million.  During the first quarter of 2018, we sold $59.8 million in equity securities resulting in a realized gain of $35.1 million.  The majority of this gain was included in unrealized gains within other comprehensive income at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the condensed consolidated statement of income for the first quarter of 2018.  These equity sales further solidified the conservative nature of our high quality, short duration investment portfolio (weighted average rating of A+, including cash); opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve.  Comparative first quarter 2017 net realized investment gains were $6.3 million, consisting primarily of $5.3 million in gains reported from our investments in limited partnerships and $1.0 million in net realized gains from sales of securities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the first quarter of 2018 increased $23.7 million (48.8%) compared to the first quarter of 2017, resulting in a loss ratio of 68.6%, compared to a loss ratio of 65.7% during the first quarter of 2017.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The year-over-year increase in the loss ratio was the result of higher current accident year loss expense expectations, which were increased following our adverse prior year reserve changes recognized during the second quarter of 2017.

Other operating expenses for the first quarter of 2018 increased $8.6 million, or 32.9%, from the first quarter of 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 31.2% during the first quarter of 2018 compared to 34.0% for the 2017 first quarter.

The first quarter of 2018 resulted in an immaterial income tax benefit compared to income tax expense of $3.4 million for the 2017 first quarter.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.  The effective tax rate for the first quarter of 2018 was also impacted by the change in accounting for unrealized gains and losses on equity securities related to the adoption of ASU 2016-01 where changes in unrealized, and the corresponding tax effects, are now recorded in the condensed consolidated statement of income.  We recorded an unrealized loss, and corresponding tax benefit, related to equity securities during the first quarter of 2018.  Additionally, the decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  We continue to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the factors mentioned above, and primarily the $4.5 million in net realized and unrealized investment losses that occurred during the first quarter of 2018, net income decreased $6.4 million during the first quarter of 2018 as compared to the 2017 first quarter.

Forward-Looking Information

The disclosures in this Form 10-Q contain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "may," "target," "anticipate," "believe," "plan," "estimate," "expect," "intend," "project," and other similar expressions, constitute forward-looking statements.

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our reports filed with the U.S. Securities and Exchange Commission from time to time.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

Factors that could contribute to these differences include, among other things:
●
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

●	our ability to obtain adequate premium rates and manage our growth strategy;
●
increasing competition in the sale of our insurance products and services resulting from the entrance of new competitors into, or the expansion of the operations of existing competitors in, our markets and our ability to retain existing customers;

●	other changes in the markets for our insurance products;
●	changes in the legal or regulatory environment, which may affect the manner in which claims are adjusted or litigated, including loss and loss adjustment expense;
●	legal or regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;
●	technology or network security disruptions;
●	adequacy of insurance reserves;
●	availability of reinsurance and ability of reinsurers to pay their obligations;
●	our ability to attract and retain qualified employees;
●	tax law and accounting changes; and
●	legal actions brought against us.
Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017.

Concentrations of Credit Risk

Our insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2018, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $309 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2018 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2017. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Approximate dollar
			Total number of	value of shares still
	Total number		shares purchased	available to be purchased
	of shares purchased	Average price paid per share	as part of program (1)	under the program (000s) (1)
January 1 – January 31	-	$-	-	$15,620
February 1 – February 28	10,500	22.45	10,500	15,384
March 1 – March 31	-	-	-	15,384
Total	10,500	$22.45	10,500	$15,384

(1) On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  Pursuant to this share repurchase program, on September 21, 2017 the Company entered into a Rule 10b5-1 plan, which expired on March 5, 2018, that authorized the repurchase of up to $17.5 million of the Company's outstanding common shares, at various pricing thresholds (the "Plan").  No duration has been place on the Company's share repurchase program, and the Company reserves the right to discontinue it at any time.

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

(101)
The following materials from Baldwin & Lyons, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Income, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 BALDWIN & LYONS, INC.

Date    May 9, 2018 By /s/ W. Randall Birchfield
                                           W. Randall Birchfield,
                                  President, Chief Executive Officer &
                                  Chief Operating Officer

Date    May 9, 2018 By /s/ William C. Vens
                                                                                                                                              William C. Vens
                                                                                                                                               Chief Financial Officer