Form 10-Q
period 2018-06-30
Protective Insurance Corp
filed 2018-08-08
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number: 0-5534

PROTECTIVE INSURANCE CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-0160330 (I.R.S. Employer Identification Number)
111 Congressional Boulevard, Carmel, Indiana (Address of principal executive offices)	46032 (Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Baldwin & Lyons, Inc.
(Former name, if changed since last report)

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

Large accelerated filer ____    Accelerated filer   ✓     Non-accelerated filer ____ (Do not check if a smaller reporting company)
Smaller reporting company ____   Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____    No   ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2018:

Common Stock, No Par Value:                  Class A (voting)                            2,622,809
                                                            Class B (non-voting)                   12,371,188
                                                                                                                    14,993,997

PART I – FINANCIAL INFORMATION

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30	December 31
	2018	2017
Assets
Investments:
Fixed maturities	$576,388	$521,853
Equity securities	125,407	201,763
Limited partnerships	65,442	70,806
Short-term and other	1,000	1,000
	768,237	795,422

Cash and cash equivalents	75,952	64,680
Restricted cash and cash equivalents	6,853	4,033
Accounts receivable	108,145	87,551
Reinsurance recoverable	326,346	318,331
Other assets	102,736	80,061
Current federal income taxes recoverable	1,626	6,938
	$1,389,895	$1,357,016

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$716,281	$680,274
Reserves for unearned premiums	65,535	53,085
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	178,612	170,488
Deferred federal income taxes	2,232	14,358
	982,660	938,205
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares;
outstanding -- 2018 - 2,622,809; 2017 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares;
outstanding -- 2018 - 12,379,561; 2017 - 12,423,518	528	530
Additional paid-in capital	55,745	55,078
Unrealized net gains (losses) on investments	(4,487)	46,700
Foreign exchange adjustment	(720)	(309)
Retained earnings	356,057	316,700
	407,235	418,811
	$1,389,895	$1,357,016

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Revenues
Net premiums earned	$111,940	$67,996	$217,402	$141,971
Net investment income	5,796	4,716	10,432	8,408
Commissions and other income	2,263	1,400	4,076	2,380
Net realized gains on investments, excluding impairment losses	915	2,565	1,290	3,573
Other-than-temporary impairment losses on investments	-	-	-	-
Net unrealized gains (losses) on equity securities and limited partnership investments	(4,350)	731	(9,258)	6,017
Net realized and unrealized gains (losses) on investments	(3,435)	3,296	(7,968)	9,590
	116,564	77,408	223,942	162,349

Expenses
Losses and loss expenses incurred	77,488	71,754	149,787	120,353
Other operating expenses	36,019	26,834	70,784	52,998
	113,507	98,588	220,571	173,351
Income (loss) before federal income tax expense (benefit)	3,057	(21,180)	3,371	(11,002)
Federal income tax expense (benefit)	570	(8,837)	554	(5,414)
Net income (loss)	$2,487	$(12,343)	$2,817	$(5,588)

Per share data:
Basic and diluted earnings (loss)	$.17	$(.82)	$.19	$(.37)

Dividends paid to shareholders	$.28	$.27	$.56	$.54

Reconciliation of shares outstanding:
Average shares outstanding - basic	15,014	15,122	15,012	15,122
Dilutive effect of share equivalents	9	-	9	-
Average shares outstanding - diluted	15,023	15,122	15,021	15,122

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Net income (loss)	$2,487	$(12,343)	$2,817	$(5,588)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities:
Unrealized net gains (losses) arising during the period	(1,051)	5,147	(4,050)	11,137
Less: reclassification adjustment for net gains
included in net income (loss)	975	1,667	1,097	2,322
	(2,026)	3,480	(5,147)	8,815

Foreign currency translation adjustments	(188)	388	(411)	453

Other comprehensive income (loss)	(2,214)	3,868	(5,558)	9,268

Comprehensive income (loss)	$273	$(8,475)	$(2,741)	$3,680

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30
	2018	2017

Operating activities
Net income (loss)	$2,817	$(5,588)
Adjustments to reconcile net income to net cash provided by operating activities	21,857	28,752
Net cash provided by operating activities	24,674	23,164

Investing activities
Purchases of fixed maturities and equity securities	(215,226)	(231,601)
Purchases of limited partnership interests	(450)	-
Distributions from limited partnerships	369	15,398
Proceeds from maturities	37,590	83,484
Proceeds from sales of fixed maturities	102,408	121,708
Proceeds from sales of equity securities	87,557	16,626
Purchase of insurance company-owned life insurance	(10,000)	-
Purchases of property and equipment	(2,691)	(3,534)
Proceeds from disposals of property and equipment	8	580
Net cash provided by (used in) investing activities	(435)	2,661

Financing activities
Dividends paid to shareholders	(8,456)	(8,174)
Repurchase of common shares	(1,280)	-
Net cash used in financing activities	(9,736)	(8,174)

Effect of foreign exchange rates on cash and cash equivalents	(411)	453

Increase in cash, cash equivalents and restricted cash	14,092	18,104
Cash, cash equivalents and restricted cash at beginning of period	68,713	62,976
Cash, cash equivalents and restricted cash at end of period	$82,805	$81,080

See notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except per share data)

(1) Summary of Significant Accounting Policies:

Description of Business:  Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.) (the "Company"), based in Carmel, Indiana, is a property-casualty insurer specializing in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, the Company offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

Effective August 1, 2018, the Company changed its name to Protective Insurance Corporation to better align its operational and market identities to reflect its position within the transportation and workers' compensation insurance industry.

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

Realized gains and losses on disposals of investments are recorded on the trade date and are determined by the specific identification of the cost of investments sold and are included in income.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Fixed maturity securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed maturity securities are reflected directly in shareholders' equity. Included within available-for-sale fixed maturity securities are convertible debt securities.  A portion of the changes in the fair values of convertible debt securities is reflected as a component of net realized gains on investments, excluding impairment losses within the condensed consolidated statements of operations.  Equity securities are recorded at fair value, with unrealized net gains or losses reflected as a component of net unrealized gains (losses) on equity securities and limited partnership investments within the condensed consolidated statements of operations.

In accordance with the Financial Accounting Standards Board's ("FASB") other-than-temporary impairment guidance, if a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses on investments in the condensed consolidated statements of operations.   For impaired fixed maturity securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses on investments in the condensed consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity.

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.

Revenue Recognition:  For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our condensed consolidated balance sheet at June 30, 2018. For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations is not material.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  ASU 2016-01 became effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted the new guidance as of January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment to reclassify unrealized gains on equity securities of $71,012 ($46,157, net of tax) from other comprehensive income (loss) to retained earnings within the current period condensed consolidated balance sheet.  Going forward, unrealized gains or losses on equity securities will be recognized in the condensed consolidated statements of operations within net unrealized gains (losses) on equity securities and limited partnership investments.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. ASU 2016-15 became effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends Accounting Standards Codification ("ASC") Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance was applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted the new guidance as of January 1, 2018 and reclassified $4.0 million of restricted cash as of December 31, 2017 to the beginning cash balance within the condensed consolidated statement of cash flows. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(2) Investments:
The following is a summary of available-for-sale securities at June 30, 2018 and December 31, 2017:

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
June 30, 2018 [1]
Fixed maturities
Agency collateralized mortgage obligations	$14,961	$14,480	$646	$(165)	$481
Agency mortgage-backed securities	33,708	34,459	12	(763)	(751)
Asset-backed securities	51,454	50,994	689	(229)	460
Bank loans	20,202	20,127	204	(129)	75
Certificates of deposit	3,122	3,124	-	(2)	(2)
Collateralized mortgage obligations	5,135	4,789	369	(23)	346
Corporate securities	212,059	216,496	716	(5,153)	(4,437)
Mortgage-backed securities	30,954	30,475	940	(461)	479
Municipal obligations	48,327	48,468	296	(437)	(141)
Non-U.S. government obligations	38,602	39,681	191	(1,270)	(1,079)
U.S. government obligations	117,864	118,975	-	(1,111)	(1,111)
Total fixed maturities	$576,388	$582,068	$4,063	$(9,743)	$(5,680)

					Net
		Cost or	Gross	Gross	Unrealized
	Fair	Amortized	Unrealized	Unrealized	Gains
	Value	Cost	Gains	Losses	(Losses)
December 31, 2017 [1]
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$15,839	$818	$(71)	$747
Agency mortgage-backed securities	27,075	27,180	47	(152)	(105)
Asset-backed securities	43,469	42,861	749	(141)	608
Bank loans	19,488	19,271	266	(49)	217
Certificates of deposit	3,135	3,124	11	-	11
Collateralized mortgage obligations	6,492	6,079	451	(38)	413
Corporate securities	198,349	198,419	1,602	(1,672)	(70)
Mortgage-backed securities	24,204	23,656	933	(385)	548
Municipal obligations	96,650	97,059	322	(731)	(409)
Non-U.S. government obligations	37,394	37,971	475	(1,052)	(577)
U.S. government obligations	49,011	49,558	-	(547)	(547)
Total fixed maturities	521,853	521,017	5,674	(4,838)	836
Equity securities:
Consumer	46,578	23,565	24,031	(1,018)	23,013
Energy	10,278	6,763	3,602	(87)	3,515
Financial	45,470	31,859	13,937	(326)	13,611
Industrial	25,402	8,949	16,793	(340)	16,453
Technology	13,061	5,768	7,401	(108)	7,293
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	46,177	4,153	(39)	4,114
Other	10,683	7,670	3,313	(300)	3,013
Total equity securities	201,763	130,751	73,230	(2,218)	71,012

Total	$723,616	$651,768	$78,904	$(7,056)	$71,848

1 Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation.  See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for further discussion.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table summarizes, for available-for-sale fixed maturities in an unrealized loss position at June 30, 2018 and available-for-sale fixed maturities and equity securities in an unrealized loss position at December 31, 2017, respectively, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	June 30, 2018			December 31, 2017
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	542	$419,376	$(7,862)	459	$313,421	$(2,683)
Greater than 12 months	101	58,200	(1,881)	112	75,638	(2,155)
Total fixed maturities	643	477,576	(9,743)	571	389,059	(4,838)

Equity securities [1]:
12 months or less	-	-	-	65	46,654	(2,218)
Greater than 12 months	-	-	-	-	-	-
Total equity securities	-	-	-	65	46,654	(2,218)
Total fixed maturity and equity securities	643	$477,576	$(9,743)	636	$435,713	$(7,056)

1 Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.  See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements  for further discussion.

The fair value and the cost or amortized costs of fixed maturity investments at June 30, 2018, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost

One year or less	$48,916	$49,514
Excess of one year to five years	303,116	307,337
Excess of five years to ten years	87,208	89,044
Excess of ten years	2,531	2,590
Contractual maturities	441,771	448,485
Asset-backed securities	134,617	133,583
Total	$576,388	$582,068

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Gross gains on available-for-sale investments sold during the period:
Fixed maturities	$3,691	$4,804	$6,134	$5,692
Equity securities[1]	-	2,892	-	4,498
Total gains	3,691	7,696	6,134	10,190

Gross losses on available-for-sale investments sold during the period:
Fixed maturities	$(3,088)	(4,776)	$(5,796)	(6,149)
Equity securities[1]	-	(355)	-	(468)
Total losses	(3,088)	(5,131)	(5,796)	(6,617)

Other-than-temporary impairments	-	-	-	-

Change in value of limited partnership investments	(2,842)	731	(5,445)	6,017

Gains (losses) on equity securities:
Realized gains on equity securities sold during the period [2]	312	-	953	-
Unrealized losses on equity securities held at the end of the period	(1,508)	-	(3,814)	-
Realized and unrealized losses on equity securities held at the end of the period	(1,196)	-	(2,861)	-

Net realized and unrealized gains (losses) on investments	$(3,435)	$3,296	$(7,968)	$9,590

1 Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation.  See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for further discussion.

2 During the three and six months ended June 30, 2018, the Company sold $27,800 and $87,557 in equity securities, resulting in a realized gain of $9,990 and $45,128, respectively.  The majority of this gain was included in unrealized gains within other comprehensive income at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and was therefore not recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

Shareholders' equity at June 30, 2018 included approximately $35,635, net of federal income tax expense, of reported earnings, that remain undistributed by limited partnerships.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(3) Reinsurance:
The following table summarizes the Company's transactions with reinsurers for the 2018 and 2017 comparative periods.

	2018	2017
Three months ended June 30:
Premiums ceded to reinsurers	$28,800	$45,791
Losses and loss expenses
ceded to reinsurers	21,975	52,396
Commissions from reinsurers	6,443	6,387

Six months ended June 30:
Premiums ceded to reinsurers	$61,241	$77,099
Losses and loss expenses
ceded to reinsurers	48,636	71,870
Commissions from reinsurers	14,323	13,795

(4) Loss and Loss Expense Reserves:
Activity in the reserves for losses and loss expenses for the six months ended June 30, 2018 and 2017 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2018	2017
Reserves, gross of reinsurance
recoverable, at the beginning of the year	$680,274	$576,330
Reinsurance recoverable on unpaid losses at the beginning of the year	308,143	251,563
Reserves at the beginning of the year	372,131	324,767

Provision for losses and loss expenses:
Claims occurring during the current period	151,462	103,666
Claims occurring during prior periods	(1,675)	16,687
Total incurred	149,787	120,353

Loss and loss expense payments:
Claims occurring during the current period	28,903	23,548
Claims occurring during prior periods	88,965	84,628
Total paid	117,868	108,176
Reserves at the end of the period	404,050	336,944

Reinsurance recoverable on unpaid losses at the end of the period	312,231	290,781
Reserves, gross of reinsurance
recoverable, at the end of the period	$716,281	$627,725

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

The $1,675 prior accident year savings that developed during the six months ended June 30, 2018 was largely due to favorable loss development in workers' compensation and independent contractor coverages.  This 2018 savings compares to a deficiency of $16,687 for the six months ended June 30, 2017 related to prior year reserve strengthening due to unfavorable development from prior year claims, particularly from infrequent, but severe loss events during the second quarter of 2017.

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

The following table summarizes segment revenues for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenues:
Net premiums earned	$111,940	$67,996	$217,402	$141,971
Net investment income	5,796	4,716	10,432	8,408
Net realized and unrealized gains (losses) on investments	(3,435)	3,296	(7,968)	9,590
Commissions and other income	2,263	1,400	4,076	2,380
Total revenues	$116,564	$77,408	$223,942	$162,349

(6) Debt:
The Company maintains a revolving line of credit with a $40,000 limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this line of credit were $20,000 as of both June 30, 2018 and December 31, 2017.  At June 30, 2018, the effective interest rate was 3.18%.  The Company has $20,000 remaining and unused under the line of credit at June 30, 2018.  The current outstanding borrowings were used for general corporate purposes.

(7) Taxes:
As of June 30, 2018, the Company's calendar years 2016, 2015 and 2014 remain subject to examination by the Internal Revenue Service.

The effective federal tax rate on consolidated income for the three months ended June 30, 2018 was 18.6% compared to 41.7% on consolidated loss for the three months ended June 30, 2017.  The effective federal tax rate on consolidated income for the six months ended June 30, 2018 was 16.4% compared to 49.2% on consolidated loss for the six months ended June 30, 2017.

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

During the six months ended June 30, 2018, the Company paid $6,000 in cash taxes.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(8) Fair Value:
Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2018:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$14,961	$-	$14,961	$-
Agency mortgage-backed securities	33,708	-	33,708	-
Asset-backed securities	51,454	-	51,454	-
Bank loans	20,202	-	20,202	-
Certificates of deposit	3,122	3,122	-	-
Collateralized mortgage obligations	5,135	-	5,135	-
Corporate securities	206,291	-	206,291	-
Options embedded in convertible securities	5,768	-	5,768	-
Mortgage-backed securities	30,954	-	30,954	-
Municipal obligations	48,327	-	48,327	-
Non-U.S. government obligations	38,602	-	38,602	-
U.S. government obligations	117,864	-	117,864	-
Total fixed maturities	576,388	3,122	573,266	-
Equity securities:
Consumer	25,000	25,000	-	-
Energy	7,240	7,240	-	-
Financial	37,243	37,243	-	-
Industrial	13,144	13,144	-	-
Technology	4,129	4,129	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	27,908	22,873	5,035	-
Other	10,743	10,743	-	-
Total equity securities	125,407	120,372	5,035	-
Short-term	1,000	1,000	-	-
Cash equivalents	73,600	-	73,600	-
Total	$776,395	$124,494	$651,901	$-

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of December 31, 2017:

Description	Total	Level 1	Level 2	Level 3

Fixed maturities:
Agency collateralized mortgage obligations	$16,586	$-	$16,586	$-
Agency mortgage-backed securities	27,075	-	27,075	-
Asset-backed securities	43,469	-	43,469	-
Bank loans	19,488	-	19,488	-
Certificates of deposit	3,135	3,135	-	-
Collateralized mortgage obligations	6,492	-	6,492	-
Corporate securities	193,058	-	193,058	-
Options embedded in convertible securities	5,291	-	5,291	-
Mortgage-backed securities	24,204	-	24,204	-
Municipal obligations	96,650	-	96,650	-
Non-U.S. government obligations	37,394	-	37,394	-
U.S. government obligations	49,011	-	49,011	-
Total fixed maturities	521,853	3,135	518,718	-
Equity securities:
Consumer	46,578	46,578	-	-
Energy	10,278	10,278	-	-
Financial	45,470	45,470	-	-
Industrial	25,402	25,402	-	-
Technology	13,061	13,061	-	-
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	45,276	5,015	-
Other	10,683	10,683	-	-
Total equity securities	201,763	196,748	5,015	-
Short-term	1,000	1,000	-	-
Cash equivalents	59,173	-	59,173	-
Total	$783,789	$200,883	$582,906	$-

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company does not have any Level 3 fair value assets at June 30, 2018.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the six months ended June 30, 2018 and for the year ended December 31, 2017:

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
Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2018 and 2017.
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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

June 30, 2018
Assets: Limited partnerships	$65,442	$-	$-	$65,442	$65,442
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

December 31, 2017
Assets: Limited partnerships	70,806	-	-	70,806	70,806
Liabilities: Short-term borrowings	20,000	-	20,000	-	20,000

(9) Stock Based Compensation:
The Company issues shares of restricted Class B common stock to the Company's outside directors, which serve as the annual retainer compensation for the outside directors.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  The table below provides detail of the restricted stock issuances to directors for 2017 and 2018:

				Grant Date
Grant	Number of Shares	Vesting	Service	Fair Value
Date	Issued	Date	Period	Per Share

5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20

5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted performance-based equity awards (the "2017 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2017 growth in net premiums earned and the Company's 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2017 LTIP Awards were earned based on the Company's performance in 2017, and therefore no shares were issued pursuant to the 2017 LTIP Awards.  In addition to the 2017 LTIP Awards, in May 2017 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2017 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to an operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of June 30, 2018.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio, as defined above.  Any 2018 LTIP Awards earned by the Company's named executive officers ("NEOs") will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest one year from the date of issue.  Any 2018 LTIP Awards earned by non-NEOs will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest ratably over a three-year period from the date of issue.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to an operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2021.  The Company recorded $657 of expense related to these awards during the six months ended June 30, 2018.

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

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(11) Shareholders' Equity:
Changes in common stock outstanding and additional paid-in-capital are as follows:

							Additional
		Class A			Class B		Paid-in
	Shares		Amount	Shares		Amount	Capital
Balance at December 31, 2017	2,623,109		$112	12,423,518		$530	$55,078
Restricted stock grants	-		-	10,128		-	901
Repurchase of common shares	(300)		-	(54,085)		(2)	(234)
Balance at June 30, 2018	2,622,809		$112	12,379,561		$528	$55,745

During the six months ended June 30, 2018, the Company paid $1,280 to repurchase 300 shares of Class A and 54,085 shares of Class B common stock under a share repurchase program approved by its Board of Directors on August 31, 2017.

The change in equity for the six months ended June 30, 2018 was as follows:

Total equity
Balance at December 31, 2017	$418,811
Net income	2,817
Other comprehensive loss	(5,558)
Cash dividends paid to shareholders	(8,456)
Restricted stock grants	901
Repurchase of common shares	(1,280)
Balance at June 30, 2018	$407,235

The change in equity for the six months ended June 30, 2017 was as follows:

Total equity
Balance at December 31, 2016	$404,345
Net income	(5,588)
Other comprehensive income	9,268
Cash dividends paid to shareholders	(8,174)
Restricted stock grants	920
Balance at June 30, 2017	$400,771

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
The following table illustrates changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of
ASU 2016-01, net of tax	-	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of
ASU 2018-02	-	117	117
Other comprehensive loss
before reclassifications	(411)	(4,050)	(4,461)
Amounts reclassified from
accumulated other
comprehensive income (loss)	-	(1,097)	(1,097)

Net current-period other
comprehensive loss	(411)	(5,147)	(5,558)

Ending balance at June 30, 2018	$(720)	$(4,487)	$(5,207)

The following table illustrates changes in accumulated other comprehensive income by component for the six months ended June 30, 2017:

		Unrealized
		holding gains on
	Foreign	available-for-sale
	Currency	securities	Total

Beginning balance	$(831)	$34,051	$33,220

Other comprehensive income
before reclassifications	453	11,137	11,590

Amounts reclassified from
accumulated other
comprehensive income (loss)	-	(2,322)	(2,322)

Net current-period other
comprehensive income	453	8,815	9,268

Ending balance	$(378)	$42,866	$42,488

Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(12) Related Parties:

The Company has invested in three limited partnerships with an aggregate estimated value of $40,508 at June 30, 2018 that are managed by organizations in which one director of the Company is an executive officer and owner.  The Company's ownership interest in these limited partnerships at June 30, 2018 was 6% for New Vernon India Fund, 37% for New Vernon Global Opportunity Fund and 27% for New Vernon Global Opportunity Fund II.  For the six months ended June 30, 2018 and 2017 the Company recorded $372 and $363 of fees related to the management of these limited partnership investments.

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  These investment firms manage equity securities and fixed maturity portfolios with an aggregate market value of approximately $23,880 at June 30, 2018.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios were $54 and $44 for the six months ended June 30, 2018 and 2017.

(13) Subsequent Events:
On August 7, 2018, the Board of Directors of Protective Insurance Corporation declared a regular quarterly dividend of $0.28 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable September 4, 2018 to shareholders of record on August 21, 2018.

Effective August 1, 2018, the Company changed its name to Protective Insurance Corporation to better align its operational and market identities to reflect its position within the transportation and workers' compensation insurance industry.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.) ("Protective," "we," "us" or "the Company") is a property-casualty insurer specializing in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  Additionally, we offer workers' compensation coverage for a variety of operations outside the transportation industry.  We operate as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

Effective August 1, 2018, we changed our name to Protective Insurance Corporation to better align our operational and market identities to reflect our position within the transportation and workers' compensation insurance industry.

Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, using a cumulative-effect adjustment.  This adjustment moved our historical unrealized gains and losses, net of tax, on our equity portfolio from accumulated other comprehensive income (loss) to retained earnings, but had no impact on overall shareholders' equity.  In addition, for 2018 and forward, the change in fair value for equity securities is required to be recognized in net earnings rather than in other comprehensive income (loss).  The impact to our statements of operations will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

On December 22, 2017, the U.S. Tax Act was signed into law. The U.S. Tax Act lowered the U.S. corporate income rate from 35% to 21% effective January 1, 2018.

On July 13, 2018, A.M. Best Company, Inc. ("A.M. Best") affirmed our financial strength rating of "A+" (Superior). At the same time, A.M. Best revised its outlook to negative based on their monitoring of our growth strategy and the potential for adverse loss development in certain lines of business.

Liquidity and Capital Resources

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds in payment of claims.  Operating costs of our property/casualty insurance subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby the Company cedes both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B common stock.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On June 18, 2018, we entered into a stock repurchase plan for the purpose of repurchasing up to $17.0 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 plan expires on August 9, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the six months ended June 30, 2018, we paid $1.3 million to repurchase 300 shares of Class A and 54,085 shares of Class B common stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our bonds at June 30, 2018 would be expected to fall by approximately 2.6%.  The credit quality of our fixed income securities remains high with a weighted average rating of A+, including cash.  The average contractual life of our fixed maturity and short-term investment portfolio increased slightly to 5.1 years at June 30, 2018 compared to 4.9 years at December 31, 2017.  The average duration of our fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of our liabilities.  We also remain an active participant in the equity securities market using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.
Net cash flows from operations increased $1.5 million to $24.7 million during the six months ended June 30, 2018 compared to net cash flows from operations of $23.2 million for the six months ended June 30, 2017.  The increase in operating cash flow was mainly due to higher premium volume during the six months ended June 30, 2018.

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2018 compared to net cash provided by investing activities of $2.7 million for the six months ended June 30, 2017.  The $3.1 million change was primarily the result of lower distributions from limited partnerships and lower proceeds from maturities and sales of our fixed income securities during the six months ended June 30, 2018 and the purchase of $10.0 million of company-owned life insurance in the first quarter of 2018, partially offset by higher proceeds from sales of our equity investments and lower purchases of fixed maturities and equity securities.

Net cash used in financing activities for the six months ended June 30, 2018 consisted of regular cash dividend payments to shareholders of $8.5 million ($0.56 per share) and $1.3 million to repurchase shares of our Class A and B common stock. Financing activities for the six months ended June 30, 2017 consisted solely of the regular cash dividend payments to shareholders of $8.2 million ($0.54 per share).

Our assets at June 30, 2018 included $73.6 million of investments included within cash and cash equivalents on the condensed consolidated balance sheets that are readily convertible to cash without market penalty and an additional $48.9 million of fixed maturity investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are more than sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving line of credit with a $40.0 million limit and an expiration date of September 23, 2018.  Interest on this line of credit is referenced to LIBOR and can be fixed for periods of up to one year at our option.  Outstanding drawings on this line of credit were $20.0 million as of both June 30, 2018 and December 31, 2017.  At June 30, 2018, the effective interest rate was 3.18%, and we had $20.0 million remaining under the line of credit as of June 30, 2018.  Our revolving line of credit has three financial covenants, each of which were met as of June 30, 2018.  The three financial covenants relate to a minimum Generally Accepted Accounting Principles ("GAAP") net worth, a minimum statutory surplus and a minimum A.M. Best rating.

Annualized net premiums written by our insurance subsidiaries for the second quarter of 2018 equaled approximately 106% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the NAIC as of June 30, 2018.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At June 30, 2018, $69.1 million may be transferred by dividend or loan to the parent company during the remainder of 2018 without approval by, or prior notification to, regulatory authorities.  An additional $254.3 million of shareholders' equity of our insurance subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns to us.  We also believe the financial strength and stability of our insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $6.3 million at June 30, 2018.

Results of Operations

Comparison of Second Quarter 2018 to Second Quarter 2017

The following table provides information regarding premiums written and earned for the quarters ended June 30 (dollars in thousands):

	2018	2017	Change

Gross Premiums Written	$142,270	$119,007	$23,263
Net Premiums Written	114,254	72,707	41,547
Net Premiums Earned	111,940	67,996	43,944

Gross premiums written during the second quarter of 2018 increased $23.3 million (19.5%), while net premiums earned increased $43.9 million (64.6%), as compared to the second quarter of 2017.  The higher gross premiums written and net premiums earned were the result of continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 19.7% of gross premiums written for the second quarter of 2018 compared to 38.9% in the second quarter of 2017.  The percentage of premiums ceded decreased as a result of changes in our reinsurance structure. In the third quarter of 2017, management lowered the quota share rate on the Company's Workers Compensation premiums to reflect growing profitability and confidence in this book of business. The Company also restructured its Commercial Auto reinsurance treaty, moving away from variable premium ceded rates (based on loss performance), to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums).

The outsized change in net premiums earned, compared to growth in gross premiums written, was also impacted by variable premium adjustment provisions in our historical commercial automobile reinsurance treaties.  Our historical reinsurance structure, which was revised in the past two reinsurance renewals, causes an adjustment to premiums ceded when the ultimate loss estimate changes for a reinsurance treaty year. During the second quarter of 2017, the Company had reserve strengthening that resulted in the Company ceding additional premium from prior treaty years.

Net investment income for the second quarter of 2018 increased 22.9% to $5.8 million compared to $4.7 million for the second quarter of 2017. The increase reflected higher interest rates, which lead to higher reinvestment yields for our short-duration fixed income portfolio and an increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 38.2% to $4.7 million during the second quarter of 2018, compared to $3.4 million during the 2017 second quarter, reflecting the aforementioned higher interest rates and reinvestment yield environment in addition to the lower tax rate as a result of the U.S. Tax Act.

Net realized and unrealized losses on investments of $3.4 million during the second quarter of 2018 were primarily driven by a $2.8 million decrease in the value of our limited partnership investments and $1.5 million in unrealized losses on equity securities during the period, which are now recorded in the condensed consolidated statements of operations in conjunction with our adoption of ASU 2016-01.  These losses were partially offset by net realized gains on sales of securities of $0.9 million.  During the second quarter of 2018, we sold $27.8 million in equity securities resulting in a realized gain of $10.0 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the condensed consolidated statements of operations for the second quarter of 2018.  These equity sales further solidified the conservative nature of our high quality, short-duration investment portfolio; opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve.  Comparative second quarter 2017 net realized investment gains were $3.3 million, consisting primarily of $2.6 million in net realized gains from sales of securities and $0.7 million in gains reported from our investments in limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the second quarter of 2018 increased $5.7 million (8.0%) compared to the second quarter of 2017. The loss ratio, however, decreased to 69.2% during the second quarter of 2018 compared to a loss ratio of 105.5% during the second quarter of 2017 as a result of higher net earned premiums in the current period and significant reserve strengthening in the second quarter of 2017 that did not recur. The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The second quarter of 2017 loss ratio reflected significant unfavorable loss experience as well as $16.6 million in prior year reserve strengthening due to unfavorable development from prior year claims, particularly from infrequent, but severe loss events during the second quarter of 2017.

Other operating expenses for the second quarter of 2018 increased $9.2 million, or 34.2%, from the second quarter of 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written and higher salary and benefit expense.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 30.2% during the second quarter of 2018 compared to 37.4% for the 2017 second quarter. The decrease in the ratio was primarily related to higher net premiums earned in the second quarter of 2018 compared to the second quarter of 2017, in addition to reinsurance impacts in the second quarter of 2017 as discussed above.

Income tax expense was $0.6 million for the second quarter of 2018 compared to an income tax benefit of $8.8 million for the second quarter of 2017. The effective tax rate for the second quarter of 2018 was 18.6%. The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income.  The decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  We continue to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the factors mentioned above, and primarily the increase in net premiums earned in the second quarter of 2018 and the reserve strengthening in the second quarter of 2017 that did not recur in the second quarter of 2018, net income increased $14.8 million during the second quarter of 2018 as compared to the second quarter of 2017.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

The following table provides information regarding premiums written and earned for the six months ended June 30 (dollars in thousands):

	2018	2017	Change

Gross Premiums Written	$291,093	$229,035	$62,058
Net Premiums Written	227,688	150,237	77,451
Net Premiums Earned	217,402	141,971	75,431

Gross premiums written during the six months ended June 30, 2018 increased $62.1 million (27.1%), while net premiums earned increased $75.4 million (53.1%), as compared to the same period in 2017.  The higher gross premiums written and net premiums earned were the result of continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 21.8% of gross premiums written for the six months ended June 30, 2018 compared to 34.4% for the same period of 2017. The percentage of premiums ceded to reinsurance decreased as a result of changes in the Company's reinsurance structure.  In the third quarter of 2017, management lowered the quota share rate on our Workers Compensation premiums to reflect growing profitability and confidence in this book of business. We also restructured our Commercial Auto reinsurance treaty, moving away from variable premium ceded rates (based on loss performance), to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums).

The outsized change in net premiums earned, compared to growth in gross premiums written, was also impacted by variable premium adjustment provisions in our historical commercial automobile reinsurance treaties.  Our historical reinsurance structure, which was revised in the past two reinsurance renewals, causes an adjustment to premiums ceded when the ultimate loss estimate changes for a reinsurance treaty year.  During the six months ended June 30, 2017, the Company had reserve strengthening that resulted in the Company ceding additional premium from prior treaty years.

Net investment income for the six months ended June 30, 2018 increased 24.1% to $10.4 million compared to $8.4 million in the same period of 2017. The increase reflects higher interest rates, leading to higher reinvestment yields for our short-duration fixed income portfolio and an increase in average funds invested resulting from positive cash flow.  After-tax investment income increased by 40.0% to $8.4 million during the six months ended June 30, 2018, compared to $6.0 million during the same period of 2017, reflecting the aforementioned higher interest rates and reinvestment yield environment.

Net realized and unrealized losses on investments of $8.0 million during the six months ended June 30, 2018 were driven by a $5.4 million decrease in the value of our limited partnership investments and $3.8 million in unrealized losses on equity securities during the period, which are now recorded in the condensed consolidated statements of operations in conjunction with our adoption of ASU 2016-01. These losses were partially offset by net realized gains on sales of fixed income and equity securities of $1.2 million during the six months ended June 30, 2018.  During the six months ended June 30, 2018, we sold $87.6 million in equity securities resulting in a realized gain of $45.1 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the condensed consolidated statements of operations for the six months ended June 30, 2018.  Comparative six months ended June 30, 2017 net realized investment gains were $9.6 million, consisting primarily of $6.0 million in gains reported from our investments in limited partnerships and $3.6 million in net realized gains from sales of securities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Losses and loss expenses incurred during the six months ended June 30, 2018 increased $29.4 million (24.5%) compared to the same period of 2017. The loss ratio, however, decreased to 68.9% for the six months ended June 30, 2018, compared to a loss ratio of 84.8% during the same period of 2017 as a result of higher net earned premiums in the current period and significant reserve strengthening in the 2017 period that did not recur. The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The six months ended June 30, 2017 loss ratio reflected significant unfavorable loss experience as well as $16.7 million in prior year reserve strengthening due to unfavorable development from prior year claims, particularly from infrequent, but severe loss events in addition to a number of severe public transportation losses.

Other operating expenses for the six months ended June 30, 2018 increased $17.8 million, or 33.6%, compared to the same period of 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written and higher salary and benefit expense.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 30.7% during the six months ended June 30, 2018 compared to 35.7% for the same period of 2017. The decrease in the ratio was primarily related to higher net premiums earned in the six months ended June 30, 2018 compared to the same period of 2017, in addition to reinsurance impacts in the six months ended June 30, 2017 as discussed above.

Income tax expense was $0.6 million for the six months ended June 30, 2018 compared to an income tax benefit of $5.4 million for the same period of 2017. The effective tax rate for the six months ended June 30, 2018 was 16.4%. The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income. The decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  We continue to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the factors mentioned above, and primarily the increase in net premiums earned in the six months ended June 30, 2018 and the reserve strengthening in the six months ended June 30, 2017 that did not recur in the six months ended June 30, 2018, net income increased $8.4 million during the six months ended June 30, 2018 as compared to the same period of 2017.

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

Concentrations of Credit Risk

Our insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2018, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $312 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate provided; however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, there have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rate Risk
We are exposed to interest rate risk on our fixed maturity investments. Given the anticipated duration of our liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, a 100 to 200 basis point increase in interest rates would not have a material impact on our ability to conduct daily operations or to meet our obligations and could result in significantly higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in higher yielding securities very quickly.

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our securities as of June 30, 2018 to selected hypothetical changes in interest rates.

	Fair Value	Estimated Change in Fair Value
	in thousands
200 basis point increase	$542,965	$(33,423)
100 basis point increase	559,677	(16,711)
Current fair value	576,388	-
100 basis point decrease	592,886	16,498
200 basis point decrease	609,251	32,863

Our selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  Several other factors, including but not limited to the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment, currency fluctuations for non-U.S. debt holdings and other general market conditions, can impact the fair values of fixed maturity investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented above.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2018 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program (1)	Remaining shares available to be purchased under the program (1)
April 1 – April 30	-	$-	-	2,368,749
May 1 – May 31	15,234	23.11	15,234	2,353,515
June 1 – June 30	28,651	24.16	28,651	2,324,864
Total	43,885		43,885

(1) On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on June 18, 2018, which authorizes the repurchase of up to $17.0 million of the Company's outstanding common shares, at various pricing thresholds.  No duration has been placed on the Company's share repurchase program, and the Company reserves the right to discontinue it at any time.

ITEM 5.  OTHER INFORMATION.

On August 7, 2018, the Company filed Amended and Restated Articles of Incorporation with the Indiana Secretary of State, which combined into one document the Company's Amended Articles of Incorporation and all amendments to such Amended Articles of Incorporation approved by the Board of Directors and the Company's shareholders as of such date. A copy of the Amended and Restated Articles of Incorporation are filed with this Quarterly Report on Form 10-Q as Exhibit 3.1.

ITEM 6 (a)  EXHIBITS

INDEX TO EXHIBITS

Table of Regulation of S-K Item 601		Exhibit No.
(3.1)	Amended and Restated Articles of Incorporation of Protective Insurance Corporation	EXHIBIT 3.1 Filed herewith
(10.1)	Severance, Confidentiality, Non-competition and Non-solicitation Agreement, dated May 10, 2018, by and between the Company and W. Randall Birchfield	EXHIBIT 10.1 Filed herewith
(10.2)	Severance, Confidentiality, Non-competition and Non-solicitation Agreement, dated June 22, 2018, by and between the Company and Matthew A. Thompson	EXHIBIT 10.2 Filed herewith
(10.3)	Severance Pay Release and Waiver of Rights, dated February 15, 2018, by and between the Company and Michael J. Case	EXHIBIT 10.3 Filed herewith
(31.1)	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	EXHIBIT 31.1 Certification of CEO
(31.2)	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	EXHIBIT 31.2 Certification of CFO
(32)	Certification of CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	EXHIBIT 32 Certification of CEO and CFO
(101)
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date    August 8, 2018

By /s/ W. Randall Birchfield
W. Randall Birchfield,
President, Chief Executive Officer &
Chief Operating Officer

Date    August 8, 2018

By /s/ William C. Vens
William C. Vens
Chief Financial Officer