Form 10-Q
period 2018-09-30
Protective Insurance Corp
filed 2018-11-07
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PRUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-5534

PROTECTIVE INSURANCE CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-0160330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 Congressional Boulevard, Carmel, Indiana	46032
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Not Applicable
(Former name, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓_      No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ✓    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No    ✓_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2018:

Common Stock, No Par Value:	Class A (voting)	2,617,659
	Class B (non-voting)	12,261,262
		14,878,921

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30 2018	December 31 2017
Assets
Investments:
Fixed maturities	$590,961	$521,853
Equity securities	109,099	201,763
Limited partnerships	64,369	70,806
Short-term and other	1,000	1,000
	765,429	795,422

Cash and cash equivalents	108,993	64,680
Restricted cash and cash equivalents	6,138	4,033
Accounts receivable	113,386	87,551
Reinsurance recoverable	350,647	318,331
Other assets	94,906	80,061
Current federal income taxes recoverable	7,531	6,938
	$1,447,030	$1,357,016

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$777,837	$680,274
Reserves for unearned premiums	68,108	53,085
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	191,953	170,488
Deferred federal income taxes	1,087	14,358
	1,058,985	938,205
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2018 - 2,622,809; 2017 - 2,623,109	112	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2018 - 12,323,845; 2017 - 12,423,518	526	530
Additional paid-in capital	55,115	55,078
Unrealized net gains (losses) on investments	(5,638)	46,700
Foreign exchange adjustment	(518)	(309)
Retained earnings	338,448	316,700
	388,045	418,811
	$1,447,030	$1,357,016

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Net premiums earned	$96,807	$89,100	$314,209	$231,070
Net investment income	5,578	4,027	16,010	12,434
Commissions and other income	3,413	1,407	7,488	3,789
Net realized gains on investments, excluding impairment losses	449	3,484	1,740	7,088
Other-than-temporary impairment losses on investments	–	(38)	–	(69)
Net unrealized gains (losses) on equity securities and limited partnership investments	1,924	2,498	(7,335)	8,515
Net realized and unrealized gains (losses) on investments	2,373	5,944	(5,595)	15,534
	108,171	100,478	332,112	262,827

Expenses
Losses and loss expenses incurred	94,540	60,673	244,327	181,026
Other operating expenses	29,200	29,187	99,984	82,185
	123,740	89,860	344,311	263,211
Income (loss) before federal income tax expense (benefit)	(15,569)	10,618	(12,199)	(384)
Federal income tax expense (benefit)	(3,244)	3,184	(2,691)	(2,231)
Net income (loss)	$(12,325)	$7,434	$(9,508)	$1,847

Per share data:
Basic and diluted earnings (loss)	$(.82)	$.49	$(.63)	$.12

Dividends paid to shareholders	$.28	$.27	$.84	$.81

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,969	15,089	14,998	15,084
Dilutive effect of share equivalents	-	29	-	40
Average shares outstanding - diluted	14,969	15,118	14,998	15,124

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income (loss)	$(12,325)	$7,434	$(9,508)	$1,847

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities:
Unrealized net gains (losses) arising during the period	(766)	4,862	(4,815)	15,999
Less: reclassification adjustment for net gains included in net income (loss)	385	2,240	1,483	4,562
	(1,151)	2,622	(6,298)	11,437

Foreign currency translation adjustments	202	57	(209)	510

Other comprehensive income (loss)	(949)	2,679	(6,507)	11,947

Comprehensive income (loss)	$(13,274)	$10,113	$(16,015)	$13,794

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2018	2017
Operating activities
Net income (loss)	$(9,508)	$1,847
Adjustments to reconcile net income to net cash provided by operating activities	69,878	53,388
Net cash provided by operating activities	60,370	55,235

Investing activities
Purchases of fixed maturities and equity securities	(330,217)	(305,130)
Purchases of limited partnership interests	(450)	(897)
Distributions from limited partnerships	369	16,313
Proceeds from maturities	46,620	84,170
Proceeds from sales of fixed maturities	181,867	141,574
Proceeds from sales of equity securities	117,692	32,233
Net sales of short-term investments	—	500
Purchase of insurance company-owned life insurance	(10,000)	—
Purchases of property and equipment	(4,360)	(5,405)
Proceeds from disposals of property and equipment	8	580
Net cash provided by (used in) investing activities	1,529	(36,062)

Financing activities
Dividends paid to shareholders	(12,652)	(12,250)
Repurchase of common shares	(2,620)	(1,880)
Net cash used in financing activities	(15,272)	(14,130)

Effect of foreign exchange rates on cash and cash equivalents	(209)	510

Increase in cash, cash equivalents and restricted cash	46,418	5,553
Cash, cash equivalents and restricted cash at beginning of period	68,713	62,976
Cash, cash equivalents and restricted cash at end of period	$115,131	$68,529

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

Revenue Recognition: For our non-fully-insured contracts, we had no material contract assets, contract liabilities or deferred contract costs recorded on our condensed consolidated balance sheet at September 30, 2018. For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods, such as due to changes in transaction price, was not material. For contracts that have an original expected duration of greater than one year, revenue expected to be recognized in future periods related to unfulfilled contractual performance obligations and contracts with variable consideration related to undelivered performance obligations was not material as of September 30, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends Accounting Standards Codification ("ASC") Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance was applied retrospectively and is effective for annual periods beginning after December 15, 2017, and interim periods within those years.  The Company adopted the new guidance as of January 1, 2018 and reclassified $4.0 million of restricted cash as of December 31, 2017 to the beginning cash balance within the condensed consolidated statement of cash flows. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements:  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Upon the effective date, ASU 2016-02 will supersede the current lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees will be required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  These ASUs are effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of ASU 2016-02 to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04.  This amendment removes Step 2 of the goodwill impairment test under current guidance.  The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value.  ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to the ASC within various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and are effective upon issuance of this update. The Company will adopt amendments as they become applicable. The Company has determined the impact of these improvements will not be material to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements.

(2)  Investments:

The following is a summary of available-for-sale securities at September 30, 2018 and December 31, 2017:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
September 30, 2018 [1]
Fixed maturities
Agency collateralized mortgage obligations	$10,471	$10,499	$183	$(211)	$(28)
Agency mortgage-backed securities	36,181	37,179	6	(1,004)	(998)
Asset-backed securities	53,881	53,603	533	(255)	278
Bank loans	17,067	16,923	166	(22)	144
Certificates of deposit	3,126	3,123	3	–	3
Collateralized mortgage obligations	5,131	4,755	405	(29)	376
Corporate securities	198,698	202,977	315	(4,594)	(4,279)
Mortgage-backed securities	32,790	32,360	807	(377)	430
Municipal obligations	30,594	30,602	279	(287)	(8)
Non-U.S. government obligations	39,750	40,947	180	(1,377)	(1,197)
U.S. government obligations	163,272	165,130	6	(1,864)	(1,858)
Total fixed maturities	$590,961	$598,098	$2,883	$(10,020)	$(7,137)

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2017 [1]
Fixed maturities
Agency collateralized mortgage obligations	$16,586	$15,839	$818	$(71)	$747
Agency mortgage-backed securities	27,075	27,180	47	(152)	(105)
Asset-backed securities	43,469	42,861	749	(141)	608
Bank loans	19,488	19,271	266	(49)	217
Certificates of deposit	3,135	3,124	11	–	11
Collateralized mortgage obligations	6,492	6,079	451	(38)	413
Corporate securities	198,349	198,419	1,602	(1,672)	(70)
Mortgage-backed securities	24,204	23,656	933	(385)	548
Municipal obligations	96,650	97,059	322	(731)	(409)
Non-U.S. government obligations	37,394	37,971	475	(1,052)	(577)
U.S. government obligations	49,011	49,558	–	(547)	(547)
Total fixed maturities	521,853	521,017	5,674	(4,838)	836
Equity securities:
Consumer	46,578	23,565	24,031	(1,018)	23,013
Energy	10,278	6,763	3,602	(87)	3,515
Financial	45,470	31,859	13,937	(326)	13,611
Industrial	25,402	8,949	16,793	(340)	16,453
Technology	13,061	5,768	7,401	(108)	7,293
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	46,177	4,153	(39)	4,114
Other	10,683	7,670	3,313	(300)	3,013
Total equity securities	201,763	130,751	73,230	(2,218)	71,012

Total	$723,616	$651,768	$78,904	$(7,056)	$71,848

[1]
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation. See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for further discussion.

The following table summarizes, for available-for-sale fixed maturities in an unrealized loss position at September 30, 2018 and available-for-sale fixed maturities and equity securities in an unrealized loss position at December 31, 2017, respectively, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	September 30, 2018			December 31, 2017
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturity securities:
12 months or less	486	$431,601	$(7,330)	459	$313,421	$(2,683)
Greater than 12 months	135	81,091	(2,690)	112	75,638	(2,155)
Total fixed maturities	621	512,692	(10,020)	571	389,059	(4,838)

Equity securities [1]:
12 months or less	–	–	–	65	46,654	(2,218)
Greater than 12 months	–	–	–	–	–	–
Total equity securities	–	–	–	65	46,654	(2,218)
Total fixed maturity and equity securities	621	$512,692	$(10,020)	636	$435,713	$(7,056)

[1]
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation.  See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements  for further discussion.

The fair value and the cost or amortized costs of fixed maturity investments at September 30, 2018, by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$47,012	$47,538
Excess of one year to five years	298,807	303,274
Excess of five years to ten years	104,228	106,384
Excess of ten years	2,460	2,506
Contractual maturities	452,507	459,702
Asset-backed securities	138,454	138,396
Total	$590,961	$598,098

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Gross gains on available-for-sale investments sold during the period:
Fixed maturities	$2,690	$3,852	$8,824	$9,544
Equity securities [1]	–	4,103	–	8,601
Total gains	2,690	7,955	8,824	18,145

Gross losses on available-for-sale investments sold during the period:
Fixed maturities	$(2,743)	(3,973)	$(8,539)	(10,112)
Equity securities [1]	–	(498)	–	(945)
Total losses	(2,743)	(4,471)	(8,539)	(11,057)

Other-than-temporary impairments	–	(38)	–	(69)

Change in value of limited partnership investments	(1,073)	2,498	(6,518)	8,515

Gains (losses) on equity securities:
Realized gains on equity securities sold during the period [2]	502	–	1,455	–
Unrealized gains (losses) on equity securities held at the end of the period	2,997	–	(817)	–
Realized and unrealized losses on equity securities held at the end of the period	3,499	–	638	–

Net realized and unrealized gains (losses) on investments	$2,373	$5,944	$(5,595)	$15,534

[1]
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation.  See Note 1 – Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements for further discussion.

[2]
During the three and nine months ended September 30, 2018, the Company sold $30,135 and $117,692 in equity securities, resulting in realized gains of $5,721 and $50,848, respectively.  The majority of these gains were included in unrealized gains within other comprehensive income at December 31, 2017 and, as a result of the adoption of ASU 2016-01, were reclassified to retained earnings as of January 1, 2018 and were therefore not recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

Shareholders' equity at September 30, 2018 included approximately $34,787, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the 2018 and 2017 comparative periods.

	2018	2017
Three months ended September 30:
Premiums ceded to reinsurers	$39,318	$34,025
Losses and loss expenses ceded to reinsurers	44,015	30,531
Commissions from reinsurers	5,986	7,205

Nine months ended September 30:
Premiums ceded to reinsurers	$100,560	$111,124
Losses and loss expenses ceded to reinsurers	92,651	102,401
Commissions from reinsurers	20,309	21,000

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the nine months ended September 30, 2018 and 2017 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2018	2017
Reserves, gross of reinsurance recoverable, at the beginning of the year	$680,274	$576,330
Reinsurance recoverable on unpaid losses at the beginning of the year	308,143	251,563
Reserves at the beginning of the year	372,131	324,767

Provision for losses and loss expenses:
Claims occurring during the current period	229,644	164,546
Claims occurring during prior periods	14,683	16,480
Total incurred	244,327	181,026

Loss and loss expense payments:
Claims occurring during the current period	49,510	41,616
Claims occurring during prior periods	123,167	109,616
Total paid	172,677	151,232
Reserves at the end of the period	443,781	354,561

Reinsurance recoverable on unpaid losses at the end of the period	334,056	301,445
Reserves, gross of reinsurance recoverable, at the end of the period	$777,837	$656,006

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

The $14,683 prior accident year deficiency that developed during the nine months ended September 30, 2018 was largely due to unfavorable loss development in commercial automobile coverages.  This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an increase in the time to settle claims.  This 2018 deficiency compares to a deficiency of $16,480 for the nine months ended September 30, 2017 also related to unfavorable loss development from commercial automobile coverages, particularly from infrequent, but severe, transportation loss events that occurred primarily during the first six months of 2017.

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

The following table summarizes segment revenues for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues:
Net premiums earned	$96,807	$89,100	$314,209	$231,070
Net investment income	5,578	4,027	16,010	12,434
Net realized and unrealized gains (losses) on investments	2,373	5,944	(5,595)	15,534
Commissions and other income	3,413	1,407	7,488	3,789
Total revenues	$108,171	$100,478	$332,112	$262,827

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement, which has an expiration date of August 9, 2022, replaced the Company's revolving line of credit that was to expire on September 23, 2018.  Interest on this credit facility is referenced to LIBOR and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of September 30, 2018.  At September 30, 2018, the effective interest rate was 3.31%, and the Company had $20,000 remaining under the revolving credit facility as of September 30, 2018.  The current outstanding borrowings were used to repay the previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of September 30, 2018, requiring the Company to have a minimum Generally Accepted Accounting Principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

(7)  Taxes:

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the "U.S. Tax Act") was signed into law.  The U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

The effective federal tax rate on consolidated loss for the three months ended September 30, 2018 was 20.8% compared to 30.0% on consolidated income for the three months ended September 30, 2017.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.  The decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.

The effective federal tax rate on consolidated loss for the nine months ended September 30, 2018 was 22.1% compared to 581.0% on consolidated loss for the nine months ended September 30, 2017.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.  The decrease also reflects the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  The prior year rate reflected the timing of the Company's net income and loss throughout the year, with the third quarter of 2017 reflecting a recovery of the net loss recorded in the second quarter of 2017.

The Company continues to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017 for the transition adjustment for loss discounting.  There have been no changes to the provisional amounts recorded in the fourth quarter of 2017 associated with the U.S. Tax Act, as guidance has not yet been finalized by the Internal Revenue Service.  Accounting for the tax effects of the enactment of the U.S. Tax Act will be completed in the fourth quarter of 2018.

During the nine months ended September 30, 2018, the Company paid $9,500 in cash taxes.  As of September 30, 2018, the Company's calendar years 2017, 2016 and 2015 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
Agency collateralized mortgage obligations	$10,471	$–	$10,471	$–
Agency mortgage-backed securities	36,181	–	36,181	–
Asset-backed securities	53,881	–	53,881	–
Bank loans	17,067	–	17,067	–
Certificates of deposit	3,126	3,126	–	–
Collateralized mortgage obligations	5,131	–	5,131	–
Corporate securities	193,325	–	193,325	–
Options embedded in convertible securities	5,373	–	5,373	–
Mortgage-backed securities	32,790	–	29,162	3,628
Municipal obligations	30,594	–	30,594	–
Non-U.S. government obligations	39,750	–	39,750	–
U.S. government obligations	163,272	–	163,272	–
Total fixed maturities	590,961	3,126	584,207	3,628
Equity securities:
Consumer	25,632	25,632	–	–
Energy	6,438	6,438	–	–
Financial	39,917	39,917	–	–
Industrial	12,011	12,011	–	–
Technology	3,657	3,657	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	9,587	9,587	–	–
Other	11,857	11,857	–	–
Total equity securities	109,099	109,099	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	104,662	–	104,662	–
Total	$805,722	$113,225	$688,869	$3,628

As of December 31, 2017:

Description	Total	Level 1	Level 2	Level 3
Fixed maturities:
Agency collateralized mortgage obligations	$16,586	$–	$16,586	$–
Agency mortgage-backed securities	27,075	–	27,075	–
Asset-backed securities	43,469	–	43,469	–
Bank loans	19,488	–	19,488	–
Certificates of deposit	3,135	3,135	–	–
Collateralized mortgage obligations	6,492	–	6,492	–
Corporate securities	193,058	–	193,058	–
Options embedded in convertible securities	5,291	–	5,291	–
Mortgage-backed securities	24,204	–	24,204	–
Municipal obligations	96,650	–	96,650	–
Non-U.S. government obligations	37,394	–	37,394	–
U.S. government obligations	49,011	–	49,011	–
Total fixed maturities	521,853	3,135	518,718	–
Equity securities:
Consumer	46,578	46,578	–	–
Energy	10,278	10,278	–	–
Financial	45,470	45,470	–	–
Industrial	25,402	25,402	–	–
Technology	13,061	13,061	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	45,276	5,015	–
Other	10,683	10,683	–	–
Total equity securities	201,763	196,748	5,015	–
Short-term	1,000	1,000	–	–
Cash equivalents	59,173	–	59,173	–
Total	$783,789	$200,883	$582,906	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company's Level 3 assets consist primarily of a portfolio of commercial mortgage-backed securities.  The assets are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the nine months ended September 30, 2018 and for the year ended December 31, 2017:

	2018	2017
Beginning of period balance	$–	$25,218
Total gains or losses (realized) included in income	–	406
Purchases	3,628	81
Settlements	–	(9,123)
Transfers into Level 3	–	144
Transfers out of Level 3	–	(16,726)
End of period balance	$3,628	$–

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2018 and 2017.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets: Limited partnerships	$64,369	$–	$–	$64,369	$64,369
Liabilities: Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2017
Assets: Limited partnerships	70,806	–	–	70,806	70,806
Liabilities: Short-term borrowings	20,000	–	20,000	–	20,000

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

Grant Date	Number of Shares Issued	Vesting Date	Service Period	Grant Date Fair Value Per Share
5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20

5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted performance-based equity awards (the "2017 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2017 growth in net premiums earned and the Company's 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2017 LTIP Awards were earned based on the Company's performance in 2017, and therefore no shares were issued pursuant to the 2017 LTIP Awards.  In addition to the 2017 LTIP Awards, in May 2017 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2017 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to an operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of September 30, 2018.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B common stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio, as defined above.  Any 2018 LTIP Awards earned by the Company's named executive officers ("NEOs") will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest one year from the date of issue.  Any 2018 LTIP Awards earned by non-NEOs will be paid in shares of restricted Class B common stock at the end of the 2018 annual performance period and will vest ratably over a three-year period from the date of issue.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to an operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B common stock at the end of the three-year performance period, but no later than March 15, 2021.  The Company recorded $103 of expense related to these awards during the nine months ended September 30, 2018.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its insurance subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

(11)  Shareholders' Equity:

Changes in common stock outstanding and additional paid-in-capital are as follows:

	Class A		Class B		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital
Balance at December 31, 2017	2,623,109	$112	12,423,518	$530	$55,078
Restricted stock grants	–	–	12,502	1	521
Repurchase of common shares	(300)	–	(112,175)	(5)	(484)
Balance at September 30, 2018	2,622,809	$112	12,323,845	$526	$55,115

During the nine months ended September 30, 2018, the Company paid $2,620 to repurchase 300 shares of Class A and 112,175 shares of Class B common stock under a share repurchase program approved by its Board of Directors on August 31, 2017 and reaffirmed on August 7, 2018.

The change in equity for the nine months ended September 30, 2018 was as follows:

Total Equity
Balance at December 31, 2017	$418,811
Net loss	(9,508)
Other comprehensive loss	(6,507)
Cash dividends paid to shareholders	(12,652)
Restricted stock grants	521
Repurchase of common shares	(2,620)
Balance at September 30, 2018	$388,045

The change in equity for the nine months ended September 30, 2017 was as follows:

	Total Equity
Balance at December 31, 2016		$404,345
Net income		1,847
Other comprehensive income		11,947
Cash dividends paid to shareholders		(12,249)
Restricted stock grants		920
Repurchase of common shares		(1,880)
Balance at September 30, 2017	$	$ 404,930

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018:

	Foreign Currency	Unrealized Holding Gains on Available-for-sale Securities	Total
Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of ASU 2016-01, net of tax	–	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of ASU 2018-02	–	117	117
Other comprehensive loss before reclassifications	(209)	(4,815)	(5,024)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(1,483)	(1,483)

Net current-period other comprehensive loss	(209)	(6,298)	(6,507)

Ending balance at September 30, 2018	$(518)	$(5,638)	$(6,156)

The following table illustrates changes in accumulated other comprehensive income by component for the nine months ended September 30, 2017:

	Foreign Currency	Unrealized Holding Gains on Available-for-sale Securities	Total
Beginning balance	$(831)	$34,051	$33,220

Other comprehensive income before reclassifications	510	15,999	16,509
Amounts reclassified from accumulated other comprehensive income	–	(4,562)	(4,562)

Net current-period other comprehensive income	510	11,437	11,947

Ending balance	$(321)	$45,488	$45,167

(12)  Related Parties:

The Company has invested in three limited partnerships with an aggregate estimated value of $39,190 at September 30, 2018 that are managed by organizations in which one director of the Company is an executive officer and owner.  The Company's ownership interest in these limited partnerships at September 30, 2018 was 6% for New Vernon India Fund, 37% for New Vernon Global Opportunity Fund and 27% for New Vernon Global Opportunity Fund II.  For the nine months ended September 30, 2018 and 2017, the Company recorded $479 and $553 of fees related to the management of these limited partnership investments.

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  These investment firms manage equity securities and fixed maturity portfolios with an aggregate market value of approximately $24,871 at September 30, 2018.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios were $81 and $70 for the nine months ended September 30, 2018 and 2017.

(13)  Subsequent Events:

On November 6, 2018, the Board of Directors of Protective Insurance Corporation declared a regular quarterly dividend of $0.28 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable December 4, 2018 to shareholders of record on November 20, 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective January 1, 2018, we adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, using a cumulative-effect adjustment of $71,012 ($46,157, net of tax).  This adjustment moved our historical unrealized gains and losses, net of tax, on our equity portfolio from accumulated other comprehensive income (loss) to retained earnings, but had no impact on overall shareholders' equity.  In addition, for 2018 and forward, the change in fair value for equity securities is required to be recognized in net earnings rather than in other comprehensive income (loss).  The impact to our statements of operations will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

On December 22, 2017, the Tax Cut and Jobs Act of 2017 (the "U.S. Tax Act") was signed into law. The U.S. Tax Act lowered the U.S. corporate income rate from 35% to 21% effective January 1, 2018.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B common stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On September 24, 2018, we entered into a stock repurchase plan for the purpose of repurchasing up to $12.0 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 plan expires on November 8, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the nine months ended September 30, 2018, we paid $2.6 million to repurchase 300 shares of Class A and 112,175 shares of Class B common stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our bonds at September 30, 2018 would be expected to fall by approximately 2.9%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed maturity and short-term investment portfolio increased slightly to 5.1 years at September 30, 2018 compared to 4.9 years at December 31, 2017.  The average duration of our fixed maturity portfolio remains much shorter than both the contractual maturity average and the duration of our liabilities.  We also remain an active participant in the equity securities market using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty insurance subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $5.2 million to $60.4 million during the nine months ended September 30, 2018 compared to $55.2 million for the nine months ended September 30, 2017.  The increase in operating cash flows was mainly due to higher premium volume and higher investment income during the nine months ended September 30, 2018.

Net cash provided by investing activities was $1.5 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $36.1 million for the nine months ended September 30, 2017.  The $37.6 million change was primarily related to higher proceeds from sales of our equity and fixed income investments. These higher proceeds from sales were partially offset by lower proceeds from maturities of our fixed income securities, increased purchases of equity and fixed income investments and lower distributions from limited partnerships during the nine months ended September 30, 2018 in addition to the purchase of $10.0 million of company-owned life insurance in the first quarter of 2018.

Net cash used in financing activities for the nine months ended September 30, 2018 consisted of regular cash dividend payments to shareholders of $12.7 million ($0.84 per share) and $2.6 million to repurchase shares of our Class A and B common stock. Financing activities for the nine months ended September 30, 2017 consisted of regular cash dividend payments to shareholders of $12.3 million ($0.81 per share) combined with the repurchase of 84,960 shares of the Company's Class B common stock during the third quarter of 2017 for $1.9 million.

Our assets at September 30, 2018 included $104.7 million of investments included within cash and cash equivalents on the condensed consolidated balance sheets that are readily convertible to cash without market penalty and an additional $47.0 million of fixed maturity investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintained a revolving line of credit with a $40.0 million limit that had an expiration date of September 23, 2018.  Interest on this line of credit was referenced to LIBOR and could be fixed for periods of up to one year at our option.  Outstanding drawings on this line of credit were $20.0 million at December 31, 2017.  On August 9, 2018, we entered into a credit agreement providing a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders.  This credit agreement, which has an expiration date of August 9, 2022, replaced our line of credit that was to expire on September 23, 2018.  Interest on this credit facility is referenced to LIBOR and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of September 30, 2018.  At September 30, 2018, the effective interest rate was 3.31%, and we had $20.0 million remaining under the revolving credit facility as of September 30, 2018.  The current outstanding borrowings were used to repay the previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of September 30, 2018, requiring us to have a minimum Generally Accepted Accounting Principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Annualized net premiums written by our insurance subsidiaries for the third quarter of 2018 equaled approximately 104.3% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our insurance subsidiaries substantially exceeded minimum risk based capital requirements set by the NAIC as of September 30, 2018.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our insurance subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to the parent company.  At September 30, 2018, $74.1 million may be transferred by dividend or loan to the parent company during the remainder of 2018 without approval by, or prior notification to, regulatory authorities.  An additional $234.7 million of shareholders' equity of our insurance subsidiaries could be advanced or loaned to the parent company with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns to us.  We also believe the financial strength and stability of our insurance subsidiaries would permit access by the parent company to short-term and long-term sources of credit when needed.  The parent company had cash and marketable securities valued at $10.8 million at September 30, 2018.

Results of Operations

Comparison of Third Quarter 2018 to Third Quarter 2017

The following table provides information regarding premiums written and earned for the quarters ended September 30 (dollars in thousands):

	2018	2017	Change
Gross Premiums Written	$138,699	$131,523	$7,176
Net Premiums Written	97,014	96,222	792
Net Premiums Earned	96,807	89,100	7,707

Gross premiums written during the third quarter of 2018 increased $7.2 million (5.5%), while net premiums earned increased $7.7 million (8.6%), as compared to the third quarter of 2017.  The higher gross premiums written and net premiums earned were the result of continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 30.1% of gross premiums written for the third quarter of 2018 compared to 26.8% in the third quarter of 2017.  During the third quarter of 2018, we had reserve strengthening as discussed below that resulted in ceding an additional $13.8 million in premium from prior treaty years related to the variable premium adjustment provisions in our historical reinsurance treaties.  Our historical commercial automobile reinsurance treaties, which were revised in the past two reinsurance renewals, cause an adjustment to premiums ceded when the ultimate loss estimate changes for a reinsurance treaty year.

In the third quarter of 2017, we lowered the quota share rate on our workers compensation premiums to reflect growing profitability and confidence in this book of business. We also restructured our commercial automobile reinsurance treaty, moving away from variable premium ceded rates (based on loss performance), to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums). These recent changes to our reinsurance treaties partially offset the additional premium ceded under our historical reinsurance treaties related to the loss development and reserve strengthening recorded in the third quarter of 2018.

Losses and loss expenses incurred during the third quarter of 2018 increased $33.9 million (55.8%) compared to the third quarter of 2017, resulting in a loss ratio of 97.7% during the third quarter of 2018 compared to a loss ratio of 68.1% during the third quarter of 2017.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and the higher loss ratio in the third quarter of 2018 reflected reserve strengthening of $16.4 million related to unfavorable prior accident year loss development in commercial automobile coverages.  This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an increase in the time to settle claims.

Net investment income for the third quarter of 2018 increased 38.5% to $5.6 million compared to $4.0 million for the third quarter of 2017.  The increase reflected an increase in average funds invested resulting from positive cash flow, as well as higher interest rates, which led to higher reinvestment yields for our short-duration fixed income portfolio.  After-tax investment income increased by 55.2% to $4.5 million during the third quarter of 2018, compared to $2.9 million during the third quarter of 2017, reflecting the aforementioned higher interest rates and reinvestment yield environment in addition to the lower tax rate as a result of the U.S. Tax Act.

Net realized and unrealized gains on investments of $2.4 million during the third quarter of 2018 were primarily driven by $3.0 million in unrealized gains on equity securities during the period, which are now recorded in the condensed consolidated statements of operations in conjunction with our adoption of ASU 2016-01 and net realized gains on sales of fixed income and equity securities of $0.5 million, partially offset by a $1.1 million decrease in the value of our limited partnership investments.  During the third quarter of 2018, we sold $30.1 million in equity securities resulting in a realized gain of $5.7 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the condensed consolidated statements of operations for the third quarter of 2018.  These equity sales further solidified the conservative nature of our high quality, short-duration investment portfolio; opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve.  Comparative third quarter 2017 net realized investment gains were $5.9 million, consisting primarily of $3.4 million in net realized gains from sales of securities and $2.5 million in gains reported from our investments in limited partnerships.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the third quarter of 2018 were flat compared to the third quarter of 2017.  Higher commission expenses as a result of increased premiums written were offset by lower salary and benefit expense in the third quarter of 2018.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 26.6% during the third quarter of 2018 compared to 31.2% for the 2017 third quarter. The decrease in the ratio was primarily related to higher net premiums earned and increased ceding commission income from prior year contingent reinsurance contracts, which has the effect of reducing expenses in the third quarter of 2018 compared to the third quarter of 2017.

Income tax benefit was $3.2 million for the third quarter of 2018 compared to an income tax expense of $3.2 million for the third quarter of 2017. The effective tax rate for the third quarter of 2018 was a 20.8% tax benefit compared to a 30.0% tax expense in the third quarter of 2017. The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income.  The year-over-year decrease also reflected the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  We continue to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the factors mentioned above net income decreased $19.8 million during the third quarter of 2018 as compared to the third quarter of 2017.

Comparison of Nine Months Ended September 30, 2018 to Nine Months Ended September 30, 2017

The following table provides information regarding premiums written and earned for the nine months ended September 30 (dollars in thousands):

	2018	2017	Change
Gross Premiums Written	$429,792	$360,558	$69,234
Net Premiums Written	324,702	246,459	78,243
Net Premiums Earned	314,209	231,070	83,139

Gross premiums written during the nine months ended September 30, 2018 increased $69.2 million (19.2%), while net premiums earned increased $83.1 million (36.0%), as compared to the same period in 2017.  The higher gross premiums written and net premiums earned were the result of continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 24.5% of gross premiums written for the nine months ended September 30, 2018 compared to 31.6% for the same period of 2017.  The percentage of premiums ceded to reinsurance decreased as a result of changes in our reinsurance structure.  In the third quarter of 2017, we lowered the quota share rate on our workers compensation premiums to reflect growing profitability and confidence in this book of business.  We also restructured our commercial automobile reinsurance treaty, moving away from variable premium ceded rates (based on loss performance), to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums).  The impact of these changes to our reinsurance structure were partially offset by reserve strengthening in the nine months ended September 30, 2018 that resulted in ceding an additional $16.4 million in premium from prior treaty years related to variable premium adjustment provisions in our historical reinsurance treaties.  Our historical commercial automobile reinsurance treaties cause an adjustment to premiums ceded when the ultimate loss estimate changes for a reinsurance treaty year.

Losses and loss expenses incurred during the nine months ended September 30, 2018 increased $63.3 million (35.0%) compared to the same period of 2017.  The loss ratio, however, decreased to 77.8% for the nine months ended September 30, 2018, compared to a loss ratio of 78.3% during the same period of 2017.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The slight decrease in the loss ratio reflected higher net premiums earned in the nine months ended September 30, 2018.  The increased losses and loss expenses in the nine months ended September 30, 2018 reflected reserve adjustments of $14.7 million related to unfavorable prior accident year loss development in commercial automobile coverages.  This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an increase in the time to settle claims.  The nine months ended September 30, 2017 loss ratio also reflected a $16.5 million reserve strengthening related to prior accident year deficiencies that developed as a result of unfavorable loss development from commercial automobile coverages, particularly from infrequent, but severe, transportation loss events that occurred primarily during the first six months of 2017.

Net investment income for the nine months ended September 30, 2018 increased 28.8% to $16.0 million compared to $12.4 million in the same period of 2017.  The increase reflected an increase in average funds invested resulting from positive cash flow, as well as higher interest rates, which led to higher reinvestment yields for our short-duration fixed income portfolio.  After-tax investment income increased by 44.9% to $12.9 million during the nine months ended September 30, 2018, compared to $8.9 million during the same period of 2017, reflecting the aforementioned higher interest rates and reinvestment yield environment.

Net realized and unrealized losses on investments of $5.6 million during the nine months ended September 30, 2018 were driven by a $6.5 million decrease in the value of our limited partnership investments and $0.8 million in unrealized losses on equity securities during the period, which are now recorded in the condensed consolidated statements of operations in conjunction with our adoption of ASU 2016-01. These losses were partially offset by net realized gains on sales of fixed income and equity securities of $1.7 million during the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, we sold $117.7 million in equity securities resulting in a realized gain of $50.8 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2018.  Comparative nine months ended September 30, 2017 net realized investment gains were $15.5 million, consisting primarily of $8.5 million in gains reported from our investments in limited partnerships and $7.0 million in net realized gains from sales of securities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the nine months ended September 30, 2018 increased $17.8 million, or 21.7%, compared to the same period of 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written and higher salary and benefit expense.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned was 29.4% during the nine months ended September 30, 2018 compared to 33.9% for the same period of 2017. The decrease in the ratio was primarily related to higher net premiums earned and increased ceding commission income from prior year contingent reinsurance contracts, which has the effect of reducing expenses in the nine months ended September 30, 2018 compared to the same period of 2017.

Income tax benefit was $2.7 million for the nine months ended September 30, 2018 compared to $2.2 million for the same period of 2017.  The effective tax rate for the nine months ended September 30, 2018 was 22.1% compared to 581.0% in the same period of 2017.  The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income.  The year-over-year decrease also reflected the reduced federal corporate income tax rate as a result of the enactment of the U.S. Tax Act in December 2017.  The prior year rate reflected the timing of our net income and loss throughout the year, with the third quarter of 2017 reflecting a recovery of the net loss recorded in the second quarter of 2017.  We continue to analyze the different aspects of the U.S. Tax Act, which could potentially affect the provisional estimates that were recorded at December 31, 2017.

As a result of the factors mentioned above net income decreased $11.4 million during the nine months ended September 30, 2018 as compared to the same period of 2017.

Sensitivity Analysis

Management is aware of the potential for variation from the reserves established at any particular point in time. Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The majority of our reserves for losses and loss expenses, on a net of reinsurance basis, relate to our commercial automobile products. Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for our commercial automobile products for policies subject to certain major reinsurance treaties.  Commercial auto products covered by our reinsurance treaties are subject to an aggregate stop-loss provision.  Once this aggregate stop-loss level is reached, for every $100 of additional loss, the Company is responsible for $25.  The following table illustrates the financial impact of a further 5% or 10% increase in ultimate losses for the five most recent reinsurance treaty years (2013-2017) covering these commercial auto products:

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense	$32.1	$64.2
Net financial loss	10.1	18.2

$/share (after tax)	$0.54	$0.96

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

Concentrations of Credit Risk

Our insurance subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2018, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $334 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed maturity investments as of September 30, 2018 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$553,314	$(37,647)
100 basis point increase	572,136	(18,825)
Current fair value	590,961	–
100 basis point decrease	609,654	18,693
200 basis point decrease	628,428	37,467

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2018 under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (1)	Remaining Shares Available to be Purchased Under the Program (1)
July 1 – July 31	8,373	$23.27	8,373	2,316,491
August 1 – August 31	23,261	22.99	23,261	2,293,230
September 1 – September 30	26,456	23.05	26,456	2,266,774
Total	58,090		58,090

(1)
On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B common stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on September 24, 2018, which authorizes the repurchase of up to $12.0 million of the Company's outstanding common shares, at various pricing thresholds. No duration has been placed on the Company's share repurchase program, and the Company reserves the right to discontinue it at any time.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.
3.2 10.1

Code of By-Laws of Protective Insurance Corporation, as amended effective August 1, 2018, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 1, 2018.

Employment Agreement, dated as of August 16, 2018, by and between the Company and W. Randall Birchfield, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 22, 2018.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date November 7, 2018

By:	/s/ John D. Nichols
John D. Nichols
Interim Chief Executive Officer & Chairman of the Board of Directors

Date November 7, 2018

By:	/s/ William C. Vens
William C. Vens
Chief Financial Officer