Form 10-K
period 2018-12-31
Protective Insurance Corp
filed 2019-03-07
CIK 9346

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number: 0-5534

PROTECTIVE INSURANCE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Indiana	35-0160330
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 Congressional Boulevard, Carmel, Indiana	46032
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:  (317) 636-9800

Securities registered pursuant to Section 12(b) of the Act:
(Title of class)	Name of Each Exchange on which Registered
Class A Common Stock, No Par Value	The Nasdaq Stock Market LLC
Class B Common Stock, No Par Value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 29, 2018, based on the closing trade prices on that date, was approximately $265,014,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2019:

Common Stock, No Par Value:	Class A (voting)	2,615,339
	Class B (nonvoting)	12,234,130
		14,849,469

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	other changes in the markets for our insurance products;

●	the impact of technological advances, including those specific to the transportation industry;

●	changes in the legal or regulatory environment, which may affect the manner in which claims are adjusted or litigated, including loss and loss adjustment expense;

●	legal or regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

●	the impact of a downgrade in our financial strength rating;

●	technology or network security disruptions or breaches;

●	adequacy of insurance reserves;

●	availability of reinsurance and ability of reinsurers to pay their obligations;

●	our ability to attract and retain qualified employees and to successfully complete our Chief Executive Officer transition;

●	tax law and accounting changes; and

●	legal actions brought against us.

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.  You should read that information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes in Part II, Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.  BUSINESS

Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.) (referred to herein as "Protective") was incorporated under the laws of the State of Indiana in 1930.  Through its subsidiaries, Protective engages in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, Protective offers workers' compensation coverage for a variety of operations outside the transportation industry.

Protective’s principal subsidiaries are:

1.
Protective Insurance Company (referred to herein as "Protective Insurance Co."), which is licensed by insurance authorities in all 50 states, the District of Columbia, all Canadian provinces and Puerto Rico;

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

4.	B&L Brokerage Services, Inc. (referred to herein as "BLBS"), an Indiana-domiciled insurance broker licensed in all 50 states and the District of Columbia; and

5.	B&L Insurance, Ltd. (referred to herein as "BLI"), which is domiciled and licensed in Bermuda.

Protective Insurance Co., Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company", "we", "us" and "our", as used herein, refer to Protective and all of its subsidiaries unless the context clearly indicates otherwise.

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

In 2018, the Insurance Subsidiaries primarily served the commercial automobile market, although the Insurance Subsidiaries continue to support previously written policies in specialty markets for which the Company has discontinued writing business and these operations are in run-off.  The Company expects targeted growth to occur in its core business of commercial automobile and workers' compensation.

The Company determined that its business constituted one reportable property and casualty insurance segment as of January 1, 2017.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by its chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.

Product Lines

Commercial Automobile

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry that retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first dollar or deductible basis, and for public livery concerns, principally covering fleets of commercial buses and taxis.  This group of products is collectively referred to as commercial automobile.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized agents.  Products for small and intermediate fleets and independent contractors are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Insurance Subsidiaries will provide customized product offerings to specific markets through partnerships with brokers or program administrators.  In most cases, the Company's commercial automobile policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

The principal types of commercial automobile insurance marketed by the Insurance Subsidiaries are:

●	Commercial motor vehicle liability, physical damage and general liability insurance;
●	Workers' compensation insurance;
●	Specialized accident (medical and indemnity) insurance for independent contractors in the trucking industry;
●	Non-trucking motor vehicle liability insurance for independent contractors;
●	Fidelity and surety bonds; and
●	Inland Marine insurance consisting principally of cargo insurance.

The Insurance Subsidiaries also perform a variety of additional services, primarily for the Company's insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs, including development of systems to assist customers in monitoring their accident data.  The Company also provides claims handling services, primarily to excess clients with self-insurance programs.

Workers' Compensation

The Insurance Subsidiaries provide workers' compensation insurance for the commercial automobile industry, primarily to employees of motor carriers or independent contractors providing services in the transportation industry.  In 2017, the Company began marketing workers' compensation coverage beyond commercial automobile clients to a variety of non-transportation operations, such as light manufacturing, restaurants, retailers, and professional services on both a first-dollar and deductible basis.  Non-transportation workers' compensation insurance is marketed through relationships with non-affiliated brokers and specialized agents.  In addition, the Company has developed customized non-transportation workers' compensation programs, which are marketed through non-affiliated agent partners.  In most cases, the Company's workers' compensation policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

Discontinued Products

●	Reinsurance Assumptions

In the first quarter of 2016, the Company discontinued its reinsurance assumed professional liability line of products.  These products are in run-off but continued earning premiums in 2017 and 2018.  Prior to that, the Company accepted cessions and retrocessions from selected insurance and reinsurance companies, providing reinsurance coverage for both property and casualty events.  Participation in reinsurance markets fluctuated based on market conditions for these products.  The Company's reinsurance assumed policies were written on both an "occurrence" basis and a "claims-made" basis.  Under claims-made policies, the Company was generally only liable for claims when a policy was in place with its insured; however, the Company was potentially liable for claims reported to it, even if the claim event occurred before it had a policy in place with the insured.

●	Professional Liability

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

The Company's consolidated balance sheets as of December 31, 2018 and 2017 set forth in Part II, Item 8 of this Annual Report on Form 10-K include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

The Company's reserves for losses and loss expenses are determined based on evaluations of individual reported claims and by actuarial estimation processes using historical experience, current economic information and, when necessary, available industry statistics.  "Case basis" loss reserves are evaluated on an individual case-by-case basis by experienced claims adjusters using established Company guidelines and are monitored by claims management.  Additionally, "bulk" reserves are established for (1) those losses which have occurred but have not yet been reported to the Company ("incurred but not reported" claims), (2) provisions for any possible deficiencies in the case reserving process and (3) the expected external and internal costs to fully settle each claim, also referred to as LAE.  Common actuarial methods are employed in the establishment of bulk reserves using Company historical loss data, consideration of changes in the Company's business and study of current economic trends affecting ultimate claims costs.  LAE reserves include amounts ultimately allocable to individual claims as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims.  Historical analyses of the ratio of LAE to losses paid on prior closed claims and study of current economic trends affecting loss settlement costs are used to estimate the LAE reserve needs relative to the established loss reserves.  Each of these reserve categories contains elements of uncertainty, which assures variability when compared to the ultimate costs to settle the underlying claims for which the reserves are established.  For a more detailed discussion of the three categories of reserves, see "Loss and Loss Expense Reserves" under the caption, "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

After giving effect to treaty and facultative reinsurance arrangements, the Company's maximum exposure to loss from a single occurrence for the vast majority of risks insured (those with policy limits of $5 million or less) is approximately:

●	$0.25 million to $1.3 million for policies written between July 3, 2016 and July 2, 2017, and
●	$0.8 million to $4.1 million for policies written on or after July 3, 2017.

However, for certain losses (those with policy limits up to $10 million) the maximum exposure could be as high as:

●	$2.5 million for policies written between July 3, 2016 and July 2, 2017, and
●	$8.0 million for policies written on or after July 3, 2017.

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

The economic exposure from a single claim occurrence remains relatively consistent year-over-year; however, under the current flat ceding premium provision, more of the economic exposure will flow through loss expense moving forward, whereas in prior periods, utilizing the sliding scale ceding premium provisions, more of the economic exposure was reflected in lower net premiums earned.  For both periods discussed above, the Company has limited economic exposure for losses occurring in treaty years that have loss and allocated LAE ratios greater than approximately 83.0%.

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

The table below sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2018, 2017 and 2016.  This table includes reserves, net of reinsurance recoverable, to correspond with the presentation in the Company's consolidated statements of operations, but also includes a reconciliation of beginning and ending loss and LAE liability, gross of reinsurance recoverable, as presented in the Company's consolidated balance sheets.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2018	2017	2016
Reserves, gross of reinsurance recoverable, at the beginning of the year	$680,274	$576,330	$513,596
Reinsurance recoverable on unpaid losses at the beginning of the year	308,143	251,563	211,843
Reserves at the beginning of the year	372,131	324,767	301,753

Provision for losses and loss expenses:
Claims occurring during the current year	329,078	228,303	172,645
Claims occurring during prior years	16,786	19,215	13,836
Total incurred losses and loss expenses	345,864	247,518	186,481

Loss and loss expense payments:
Claims occurring during the current year	84,738	67,234	54,239
Claims occurring during prior years	143,853	132,920	109,228
Total paid	228,591	200,154	163,467
Reserves at the end of the year	489,404	372,131	324,767

Reinsurance recoverable on unpaid losses at the end of the year	375,935	308,143	251,563
Reserves, gross of reinsurance recoverable, at the end of the year	$865,339	$680,274	$576,330

The reconciliation above shows the Company's estimate of net losses on 2017 and prior accident years is approximately $16.8 million higher at December 31, 2018 than was provided in loss reserves at December 31, 2017 (referred to as a "reserve deficiency").  This compares to a $19.2 million reserve deficiency on prior accident years in 2017 and a $13.8 million reserve deficiency reported in 2016 related to prior accident years.

The following table is a summary of the 2018 calendar year reserve deficiency by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2017	(Savings) Deficiency Recorded During 2018 (1)	% (Savings) Deficiency
2017	$161,069	$(8,902)	(5.5)%
2016	66,652	4,259	6.4%
2015	34,530	9,707	28.1%
2014	30,129	11,970	39.7%
2013	22,423	(1,382)	(6.2)%
2012 and prior	57,328	1,134	2.0%

	$372,131	$16,786	4.5%

(1)
Consists of development on cases known at December 31, 2017, losses reported which were previously unknown at December 31, 2017 (incurred but not reported), unallocated loss expense paid related to accident years 2017 and prior changes in the reserves for incurred but not reported losses and loss expenses.

The savings shown in accident year 2017 in the table above reflect favorable loss development in both short-tail lines of business, such as physical damage, and the Company's independent contractor products (including non-trucking liability, occupational accident and workers' compensation).  The deficiencies in accident years 2014-2016 are largely the result of several severe transportation losses.  The Company took action in all accident years to reflect new trends in loss development for commercial automobile products that have emerged over the last three years.  These actions included case reserving reviews, as well as actuarial product reviews, and resulted in the reserve strengthening noted during the last three years.

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

The Company continues to incorporate more recent loss development data into its loss reserving formulae; however, the dynamic nature of losses associated with the commercial automobile business, as well as the timing of settlement of large claims, increases the likelihood of variability in loss developments from period to period.  While the Company's basic assumptions have remained consistent, the Company continues to update loss data to reflect changing trends, which can be expected to result in fluctuations in loss developments over time.

Management's goal is to produce an overall estimate of reserves which is sufficient and as close to expected ultimate losses as possible.  The Company constantly monitors changes in trends related to the number of claims incurred relative to correlative variances with premium volume, average settlement amounts, number of claims outstanding at period ends and the average value per claim outstanding and adjusts actuarial assumptions as necessary to accommodate observed trends.

Ten-Year Historical Development Tables:

The table below presents the development of U.S. generally accepted accounting principles ("GAAP") balance sheet insurance reserves for each year-end from 2008 through 2017, as of December 31, 2018, net of all reinsurance credits.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Liability for Unpaid Losses and Loss Adjustment Expenses (1)	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404

Liability Reestimated as of: (2)
One Year Later	222,049	194,430	208,933	280,217	283,673	277,734	285,521	315,589	343,982	388,917
Two Years Later	208,702	198,220	201,745	272,285	282,381	268,757	303,540	340,361	369,670
Three Years Later	210,562	188,110	204,243	276,525	279,685	288,862	332,175	361,791
Four Years Later	205,519	192,195	202,078	268,299	291,332	313,909	343,898
Five Years Later	208,398	187,792	198,518	275,517	298,861	313,662
Six Years Later	205,986	181,547	200,922	276,812	299,996
Seven Years Later	200,460	181,998	203,692	279,598
Eight Years Later	200,808	184,122	204,769
Nine Years Later	202,565	183,693
Ten Years Later	201,673

Cumulative Redundancy (Deficiency) (3)	$29,960	$19,560	$13,860	$10,494	$(10,760)	$(25,574)	$(48,315)	$(60,038)	$(44,903)	$(16,786)

Cumulative Amount of Liability Paid Through: (4)
One Year Later	$84,777	$74,182	$72,393	$94,003	$103,941	$92,275	$92,870	$109,228	$132,920	$143,853
Two Years Later	120,628	107,413	109,382	156,271	162,087	159,282	166,642	195,951	217,376
Three Years Later	142,731	125,038	133,507	193,566	205,452	166,642	222,295	250,924
Four Years Later	152,679	137,460	147,462	214,873	202,803	234,158	258,576
Five Years Later	161,834	143,461	158,172	227,359	241,533	251,696
Six Years Later	166,290	148,101	166,112	234,578	252,648
Seven Years Later	170,126	152,375	168,524	241,383
Eight Years Later	173,867	153,999	173,015
Nine Years Later	174,902	157,297
Ten Years Later	177,677

(1)
Represents the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years.  This liability represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the respective balance sheet date, including incurred but not reported ("IBNR") losses, to the Company.

(2)
Represents the re-estimated amount of the previously recorded liability based on additional information available to the Company as of the end of each succeeding year.  The estimate is increased or decreased as more information becomes known about the frequency and severity of individual claims and as claims are settled and paid.

(3)	Represents the aggregate change in the estimates of each calendar year-end reserve through December 31, 2018.

(4)
Represents the cumulative amount paid with respect to the previously recorded calendar year-end liability as of the end of each succeeding year.  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business, whereby portions of claims, principally in workers' compensation coverages, do not fully pay out for more than ten years.

Reserve developments for all years ended in the period 1985 through 2011 have produced redundancies as of December 31, 2018, with deficiencies developing for periods from 2012 forward.  The $16.8 million deficiency developed through one year on the 2017 reserve position reflects action taken by management to respond to higher than expected adverse case development, as previously noted.  The deficiencies that have developed in the chart from 2012 through 2017 have been largely attributable to two main themes.  First, the Company engaged in new markets between 2008 and 2013, including professional liability and property coverages concentrated in the state of Florida.  These products (now discontinued) experienced significant adverse loss development in calendar years 2016 and 2017 as more information emerged and was therefore considered in the reserving process.  Second, the Company has experienced increased severity in losses related to its transportation offerings.  The Company is currently addressing the rate adequacy and customer segmentation practices of this product in response to the most recent adverse loss trends.

Readers should note the table above does not present accident or policy year development data, which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2011, but incurred in 2008, will be included in the cumulative development amount for each of the years ending December 31, 2008, 2009, and 2010.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table presented below presents loss development data on a gross (before consideration of reinsurance) basis for the same ten year period December 31, 2008 through December 31, 2017, as of December 31, 2018, with a reconciliation of the data to the net amounts shown in the table above.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Direct and Assumed:
Liability for Unpaid Losses and Loss Adjustment Expenses	$389,558	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596	$576,330	$680,274	$865,339

Liability Reestimated as of December 31, 2018	312,965	289,679	301,700	395,271	450,713	519,189	599,457	633,660	647,807	709,523

Cumulative Redundancy (Deficiency)	$76,593	$69,351	$42,820	$26,285	$4,741	$(44,719)	$(93,355)	$(120,064)	$(71,477)	$(29,249)

Ceded:
Liability for Unpaid Losses and Loss Adjustment Expenses	$157,925	$155,777	$125,891	$131,464	$166,218	$186,382	$210,519	$211,843	$251,563	$308,143	$375,935

Liability Reestimated as of December 31, 2018	111,292	105,986	96,931	115,673	150,717	205,527	255,559	271,869	278,137	320,606

Cumulative Redundancy (Deficiency)	$46,633	$49,791	$28,960	$15,791	$15,501	$(19,145)	$(45,040)	$(60,026)	$(26,574)	$(12,463)

Net:
Liability for Unpaid Losses and Loss Adjustment Expenses	$231,633	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404

Liability Reestimated as of December 31, 2018	201,673	183,693	204,769	279,598	299,996	313,662	343,898	361,791	369,670	388,917

Cumulative Redundancy (Deficiency)	$29,960	$19,560	$13,860	$10,494	$(10,760)	$(25,574)	$(48,315)	$(60,038)	$(44,903)	$(16,786)

Readers are reminded the gross data presented above requires significantly more subjectivity in the estimation of IBNR and loss expense reserves because of the high limits provided by the Company to its commercial automobile and workers' compensation customers, some of which has been covered by excess of loss and facultative reinsurance.  This is particularly true of excess of loss treaties in which the Company retains risk in only the lower, more predictable, layers of coverage.  Accordingly, one would generally expect more variability in development on a gross basis than on a net basis.  The Company's consolidated financial statements reflect its financial results net of reinsurance.

Environmental Matters:

Given that one of the Company's core businesses is insuring commercial automobile companies, on occasion claims involving a commercial automobile accident which has resulted in the spill of a pollutant are made.  Certain of the Company's policies may cover these situations on the basis that they were caused by an accident that resulted in the immediate and isolated spill of a pollutant.  These claims are typically reported, evaluated and fully resolved within a short period of time.

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

Very few environmental claims have historically been reported to the Company.  In addition, a review of the businesses of the Company's past and current insureds indicates that exposure to claims of an environmental nature is limited because the vast majority of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances.  Also, the revision of the pollution exclusion in the Company's policies since 1986 has, and is expected to, further limit exposure to such claims from that point forward.

The Company does not expect to have any significant environmental claims relating to asbestos exposure.

The Company's reserves for unpaid losses and loss expenses at December 31, 2018 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for IBNR environmental losses at December 31, 2018.

Marketing

Historically, the Insurance Subsidiaries have primarily focused their commercial automobile marketing efforts on large and medium trucking fleets, with their biggest market share in larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) generally self-insure a significant portion of their risk, and self-insured retention plans are a specialty of the Company.  The indemnity contract provided to such customers is designed to cover all aspects of commercial automobile liability, including third-party liability, property damage, physical damage and cargo, whether arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain deductibles on each claim.  The Company's commercial automobile offerings also include public livery risks, principally large and medium-sized operators of bus fleets and taxis, work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor, as well as workers' compensation coverage to employees of independent contractor fleet owners.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized independent agents.

In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units) and "medium fleet" trucking concerns (7 to 150 power units). Products for small and medium fleets, independent contractors, and non-trucking entities are marketed through relationships with non-affiliated brokers and specialized agents.

In some cases, the Company will provide specific product offerings to specialized markets through partnerships with brokers and program administrators.  As the Company grows, its distribution strategy has moved toward utilization of non-affiliated agents and brokers to place new business for small and intermediate commercial automobile (including independent contractor products) and non-transportation workers' compensation.  In addition, the Company has developed customized commercial automobile liability and workers' compensation programs, which are marketed through non-affiliated agent partners.  These customized programs can include a suite of products selected for its targeted customer base, including commercial automobile liability, general liability, non-trucking liability, cargo, occupational accident, or workers' compensation coverages.

Investments

The Company's investment portfolio is notionally divided between (1) funds which are considered necessary to support insurance underwriting activities and (2) excess capital funds.  Management believes the funds invested in fixed income and short-term securities are more than sufficient to cover underwriting operations while equity securities and limited partnerships are utilized to invest excess capital funds to achieve higher long-term returns.  The following discussion will concentrate on the different investment strategies for these two major categories.

At December 31, 2018, the market value of the Company's consolidated investment portfolio was approximately $878.6 million, consisting of fixed income securities, equity securities, investments in limited partnerships, commercial mortgage loans and short-term and other investments and includes $156.9 million of short-term funds classified as cash equivalents.

A comparison of the allocation of assets within the Company's consolidated investment portfolio, using market value as a basis, is as follows as of December 31:

	2018	2017
Fixed income securities	67.5%	61.1%
Short-term	0.1	0.1
Cash equivalents	17.8	6.9
Total fixed income securities and short-term	85.4	68.1

Limited partnerships (equity basis)	6.3	8.3
Commercial mortgage loans (amortized cost basis)	0.8	0.0
Equity securities	7.5	23.6
	100.0%	100.0%

Fixed Income and Short-Term Investments

Fixed income and short-term securities comprised 85.4% of the market value of the Company's consolidated investment portfolio of $878.6 million at December 31, 2018.  The fixed income portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $3.5 million (0.4% of the Company's consolidated investment portfolio).  The Company's fixed income portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed income securities but typically holds such investments until maturity.  Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed income securities may be sold when realignment of the portfolio is considered beneficial (e.g., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

Approximately $54.2 million of the Company's fixed income investments (6.2% of the Company's consolidated investment portfolio) consisted of non-rated bonds and bonds rated as less than investment grade by the National Association of Insurance Commissioners ("NAIC") at year-end.  These investments included a diversified portfolio of over 40 issuers and had a $5.2 million aggregate net unrealized loss position at December 31, 2018.

The market value of the consolidated fixed income portfolio included $7.9 million of net unrealized losses at December 31, 2018 compared to $0.8 million of net unrealized gains at December 31, 2017.  The Company analyzes fixed income securities for other-than-temporary impairment ("OTTI") in accordance with the Financial Accounting Standards Board OTTI guidance.  As has been the Company's consistent policy, OTTI is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than six months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration of the Company's 20% threshold.  The current net unrealized loss on fixed income securities consists of $10.8 million of gross unrealized losses and $2.9 million of gross unrealized gains.  The gross unrealized losses equal approximately 1.8% of the cost of all fixed income securities.  See also "Critical Accounting Policies" in Part II, Item 7 of this Annual Report on Form 10-K for additional details of the Company's investment valuation.

Equity Securities

Because of the large amount of high-quality fixed income investments owned, relative to the Company's loss and loss expense reserves (net of reinsurance recoverables) and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for longer periods of time.  Equity securities comprised 7.5% of the market value of the Company's consolidated investment portfolio of $878.6 million at December 31, 2018.  The Company's equity securities portfolio consists of various securities with diversification from large to small capitalization issuers and among several industries.  The largest single-equity issue owned had a market value of $3.2 million at December 31, 2018 (0.4% of the Company's consolidated investment portfolio).

An individual equity security will be disposed of when it is determined by the Company's external investment managers or the Board of Directors' Investment Committee that there is little potential for future appreciation or to reallocate from equity to fixed income securities.  Securities are disposed of only when market conditions dictate, regardless of the impact, positively or negatively, on current period earnings.

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.

During 2018, the Company's external investment managers and the Board of Directors' Investment Committee determined that reallocation of the Company's equity portfolio would be beneficial and sold $149.2 million of its equity portfolio, resulting in a gain on sale of $51.9 million. The majority of these gains were included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, were reclassified to retained earnings as of January 1, 2018 and were therefore not recognized in the consolidated statement of operations for the year ended December 31, 2018.  These equity sales further solidified the conservative nature of its high quality, short-duration investment portfolio; opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve.  Realized losses related to the sale of equity securities during 2018 recognized in the consolidated statement of operations for the year ended December 31, 2018 were $3.1 million before taxes. Net unrealized losses on equity securities held at December 31, 2018 included in the consolidated statement of operations for the year ended December 31, 2018 were $9.7 million.

Limited Partnerships

The Company invests in various limited partnerships engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  The funds used for these investments are part of the Company's excess capital strategy.  At December 31, 2018, the aggregate carrying value was $55.0 million, comprising 6.3% of the market value of the Company's consolidated investment portfolio.

As a group, these investments decreased in value during 2018, with the aggregate of the Company's share of such losses reported by the limited partnerships totaling approximately $9.3 million.

The Company follows the equity method of accounting for its limited partnership investments and, accordingly, records the total change in value as a component of net unrealized gains (losses) on equity securities and limited partnership investments.  Readers are cautioned that reported increases and decreases in equity value of the Company's limited partnerships can change quickly as a result of volatile market conditions.  Limited partnerships also are highly illiquid investments, and the Company's ability to withdraw funds is generally subject to significant restrictions.

Investment Yields

Pre-tax net investment income increased $3.9 million, or 22%, during 2018, reflecting higher interest rates for shorter duration securities, increased dividends and increased invested assets from continuing positive cash flow from operations.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2018	2017
Before federal tax:
Investment income	3.0%	3.2%
Investment income plus investment gains (losses)	(0.1)	6.2

After federal tax:
Investment income	2.7	2.3
Investment income plus investment gains (losses)	(0.6)	5.4

See also "Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K for additional details of the Company's investment operations.

Regulatory Framework

The Insurance Subsidiaries are currently subject to insurance industry regulation by each of the jurisdictions in which they are licensed.  In addition, minor portions of the Insurance Subsidiaries' business are subject to regulation by Bermudian and Canadian federal and provincial authorities.  As an insurance holding company, Protective is also subject to oversight from the Indiana Department of Insurance.  There can be no assurance that laws and regulations will not be changed by one or more of these regulatory bodies in ways that will require the Company to modify its business models and objectives.  In particular, the United States federal government continuously reviews the regulation and supervision of financial institutions, including insurance companies, as well as tax laws and regulation, which could impact the Company's operations and performance.

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company's ability to generate historical levels of income from its insurance operations.  The Company is obligated to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has continuously maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business, thus having a detrimental effect on the Company.  Also, the ability of the Insurance Subsidiaries to modify certain insurance rates, specifically workers' compensation rates, is heavily regulated and such rate increases are often denied or delayed for substantial periods by regulators.

Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the NAIC, which are designed to provide protection for both policyholders and shareholders.  The statutory capital of each of the Insurance Subsidiaries substantially exceeds the minimum risk-based capital requirements set by the NAIC.  State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors, taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2018, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $117.4 million.  Actual consolidated statutory capital and surplus at December 31, 2018 exceeded this requirement by $278.5 million.

Employees

As of December 31, 2018, the Company had 535 employees, an increase of 7 employees from the prior year-end.

Revenue Concentration

The Company derives a significant percentage of its direct premium volume from certain FedEx Corporation subsidiaries and operating companies ("FedEx"), and from insurance coverage provided to FedEx's contracted service providers.  FedEx represented approximately $16.2 million, $18.5 million and $18.3 million of the Company's consolidated gross premiums written in 2018, 2017 and 2016, respectively.  An additional $174.7 million, $189.4 million and $202.2 million in 2018, 2017 and 2016, respectively, was placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx, but this additional business was not dependent upon the Company's direct business with FedEx.

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

The Company believes it has a competitive advantage in its major lines of business as the result of its management and staff, its service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to skilled employees, its proprietary databases and the use of technology with respect to its insureds.  Accordingly, should competitors determine to "buy" market share with unprofitable rates, the Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

Availability of Documents

The Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the U.S. Securities and Exchange Commission (the "SEC"). The Company's Internet website is www.protectiveinsurance.com. The Company has included its Internet website address throughout this Annual Report on Form 10-K as a textual reference only. The information contained on, or accessible through, the Company's Internet website is not incorporated by reference into this Annual Report on Form 10-K.

The Company makes available, free of charge, by mail or through its Internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with or furnishes it to the SEC. The Company also includes on its Internet website its Code of Business Conduct and the charter of each permanent committee of its Board of Directors (the "Board"). In addition, the Company intends to disclose on its Internet website any amendments to, or waivers from, its Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq Stock Market, LLC ("Nasdaq").

Shareholders may obtain, without charge, a copy of this Annual Report on Form 10-K, including the consolidated financial statements and schedules thereto, without the accompanying exhibits, upon written request to Protective Insurance Corporation, 111 Congressional Boulevard, Carmel, Indiana 46032, Attention:  Investor Relations. A list of exhibits is included in this Annual Report on Form 10-K, and exhibits are available from the Company upon payment to the Company of the cost of furnishing the exhibits.

Item 1A.  RISK FACTORS

The following is a description of the risk factors that could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.  Such factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them before deciding to invest in, or retain, shares of our common stock.  These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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
We may incur increased costs in competing for underwriting revenues as we seek to expand our business.  Increased costs associated with attracting and writing new clients may negatively impact underwriting revenue.  If we are unable to compete effectively, our underwriting revenues may decline, as well as our overall business results.
New competition could cause the supply and/or demand for insurance or reinsurance to change, which could affect our ability to price our coverages at attractive rates and thereby adversely affect our underwriting results.

Changes in laws and regulations governing the insurance industry could have a negative impact on our ability to generate income from our insurance operations.
One or more of our Insurance Subsidiaries are regulated and/or licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  We are obligated to comply with numerous complex and varied governmental regulations in order to maintain our authority to write insurance business.  Failure to maintain compliance could result in governmental regulators preventing us from writing new business, which would have a material adverse impact on us, our results of operations and our financial condition.  Further, the ability of our Insurance Subsidiaries to adjust insurance rates and other product offerings is regulated for significant portions of our business and needed rate adjustments can be denied or delayed for substantial periods by regulators, which could have a material adverse effect on our results of operations and our financial condition.

A material decline in our financial strength rating could adversely affect our position in the insurance market and cause a significant reduction in our premiums and earnings.
Our main insurance subsidiary, Protective Insurance Co., currently has a financial strength rating of “A” (Excellent) with a negative outlook by A.M. Best, which represents a downgrade from the “A+” (Superior) financial strength rating with a negative outlook Protective Insurance Co. had prior to November 20, 2018.  Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation).  The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties with an expert independent opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims.  This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.  A future downgrade by A.M. Best could result in the loss of a number of insurance contracts we write and in a substantial loss of business to other competitors, which would have a material adverse effect on our results of operations.

We have two classes of common stock with unequal voting rights that are effectively controlled by our principal shareholders and management, which limits other shareholders’ ability to influence our operations.
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
We limit our risk of loss from policies of insurance issued by our Insurance Subsidiaries through the purchase of reinsurance coverage from other insurance companies.  Such reinsurance does not relieve us of our responsibility to policyholders should the reinsurers be unable to meet their obligations to us under the terms of the underlying reinsurance agreements.  While we have not experienced any significant reinsurance losses for over 25 years, in the past, a small number of our less significant reinsurance carriers have experienced deteriorating financial conditions or have been downgraded by rating agencies, and provisions for potential uncollectible balances from these reinsurers have been established.  If we are unable to collect the amounts due to us from reinsurers, any unreserved credit losses could adversely affect our results of operations, equity, business and insurer financial strength rating.

We may incur additional losses if our loss reserves are inadequate.
A large portion of our provision for losses recorded is composed of estimates of future loss payments to be made.  Such estimates of future loss payments may prove to be inadequate.  Loss and loss expense reserves represent our best estimate at a given point in time but are not an exact calculation of ultimate liability.  Rather, they are complex estimates derived by utilizing a variety of reserve estimation techniques from numerous assumptions and expectations about future events, many of which are highly uncertain, such as estimates of claims severity, frequency of claims, inflation, claims handling, case reserving policies and procedures, underwriting and pricing policies, changes in the legal and regulatory environment and the lag time between the occurrence of an insured event and the time of its ultimate settlement.  Many of these uncertainties are not precisely quantifiable and require significant judgment on our part.  As trends in underlying claims develop, particularly in so-called “long tail” lines in which the adjudication of claims can take many years and which have seen an increase in claim severity, management is sometimes required to revise reserves.  This results in a charge to our earnings in the amount of the adjusted reserves, recorded in the period the change in estimate is made.  These charges can be substantial and can potentially have a material impact, either positively or negatively, on results of operations and shareholders’ equity.

The loss of our major customer could severely impact our revenue and earnings potential and A.M. Best rating.
We derive a significant percentage of our direct premium volume from FedEx, and from insurance coverage provided to FedEx’s contracted service providers.  The loss of this major customer would likely materially adversely impact our revenue and earnings potential, as well as our A.M. Best rating.  Insurance programs provided to FedEx and programs provided to the contracted service providers are not necessarily dependent upon one another.

Our collateral held may prove to be insufficient.
We require collateral from our large insureds covering the insureds’ obligations for self-insured retentions or deductibles related to policies of insurance provided.  Should we, as surety, become responsible for such insured obligations, the collateral held may prove to be insufficient.  In this regard, FedEx utilizes significant self-insured retentions and deductibles under policies of insurance provided by us.  In the case of FedEx, we have determined that the financial strength of the customer is sufficient to allow for holding only partial collateral at this time.  Should we become responsible for this customer’s entire self-insured retention and deductible obligations, the collateral held would be insufficient, and we would sustain a significant operating loss.

A material drop in interest rates, or disruption in the fixed income markets, could have an adverse impact on our earnings and, potentially, our financial position.
Given our significant interest-bearing investment portfolio, if interest rates materially drop or the fixed income markets are otherwise disrupted, our income from these investments could be materially reduced, which would reduce our results of operations, equity, business and insurer financial strength rating.  The functioning of the fixed income markets, the values of the investments we hold and our ability to liquidate them may be adversely affected if those markets are disrupted by a change in interest rates or otherwise affected by significant negative factors, including, without limitation: local, national, or international events, such as regulatory changes, wars, or terrorist attacks; a recession, depression, or other adverse developments in either the U.S. or other economies that adversely affects the value of securities held in our portfolio; financial weakness or failure of one or more financial institutions that play a prominent role in securities markets or act as a counterparty for various financial instruments, which could further disrupt the markets; inactive markets for specific kinds of securities, or for the securities of certain issuers or in certain sectors, which could result in decreased valuations and impact our ability to sell a specific security or a group of securities at a reasonable price when desired; a significant change in inflation expectations; or the onset of deflation or stagflation.

Our investment portfolio is subject to market and credit risks, which could affect our financial results and ability to conduct business.
We have a large portfolio of securities and limited partnership investments which can fluctuate in value with a wide variety of market conditions.  A decline in the aggregate value of the securities and limited partnership investments would result in a commensurate decline in our shareholders’ equity, either through the income statement or directly to equity.  The resultant decline could, at least temporarily, materially adversely affect our results of operations, equity, business and insurer financial strength ratings.

Technological advances, including those specific to the transportation industry, could present us with added competitive risks.
An increase in accident prevention technologies and the growth of autonomous or partially autonomous vehicles could reduce the amount of accidents over time and shift the liability from the owner of the vehicle to the manufacturer, which would cause automobile insurance to become a smaller portion of our overall property and casualty insurance book of business.  Innovations in telematics and the increase in usage-based information have become more important and will likely change the way premiums are determined in the future.  These advances in technology could materially change the way products in the transportation industry are designed, priced and underwritten, and if we fail to adjust to these changes in a timely manner, our business and results of operations could be materially adversely affected.

The failure of our information technology systems and other operational systems to operate properly or disruptions or breaches of our information systems could adversely affect our business, results of operations and financial condition.
We rely upon complex and expensive information technology systems and other operational systems and on the integrity and timeliness of our data to run our businesses, service our customers and interact with policyholders, brokers and employers.  The pace at which information systems must be upgraded is continually increasing, requiring an ongoing commitment of significant resources to maintain or upgrade to current standards.  Our success may be impacted if we are not able to develop and expand the effectiveness of existing systems and to continue to enhance information systems that support our operations in a cost-effective manner.  Our networking infrastructure and related assets may also be subject to employee errors or other unforeseen activities that could result in the disruption of business processes, network degradation and system downtime.  To the extent that such disruptions occur, our business, results of operations and financial condition could be materially and adversely affected, resulting in a possible loss of business.
In addition, our daily business operations require us to retain sensitive data such as proprietary business information and data related to customers, claimants and business partners within our network infrastructure.  Cybersecurity attacks and intrusion efforts are continuous and evolving.  The scope and severity of risks that cyber threats present have increased dramatically, and include, but are not limited to, disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Our information technology and other systems could be subject to physical or electronic break-ins; attempts to gain unauthorized access to data from our employees, vendors or third parties; unauthorized tampering; exploitation of weaknesses related to our vendors or other third parties; denials of service; computer viruses and other malicious software; or other cybersecurity attacks or breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers and business partners, or in the theft of intellectual property or proprietary information.
In September 2018, we learned of suspicious activity occurring within two employee email accounts. In response, we launched an investigation and began working with third-party forensic experts to determine the full nature and scope of this incident. A review of the impacted email accounts determined that certain types of personal information may have been accessible for a small number of individuals, although no assurance can be given that we will not identify additional information that was accessed or obtained.  We are working with the impacted clients and are in the process of notifying the individuals, and any implicated state regulators, pursuant to applicable law. We cannot ensure that we will be able to identify, prevent or contain the effects of any additional cyber attacks or other cybersecurity incidents in the future that bypass our security measures or disrupt our information technology systems or business. Any failure to maintain proper security, confidentiality or privacy of sensitive data residing on our information technology and other operational systems could delay or disrupt our ability to do business and service clients, harm our reputation, require us to incur significant remediation costs, subject us to litigation, regulatory fines, a loss of customers and revenues or otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We may be unable to attract and retain qualified employees and successfully execute our Chief Executive Officer transition.
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
Effective October 17, 2018, our Board of Directors appointed John D. “Jay” Nichols as our Interim Chief Executive Officer and Chairman of our Board of Directors and commenced a search process to identify a permanent chief executive officer as a result of the resignation of W. Randall Birchfield as our Chief Executive Officer, President and Chief Operating Officer and as a member of our Board of Directors.  If we are unable to appoint a permanent chief executive officer with the desired level of experience and expertise in a timely manner, or if we encounter difficulties in this transition, our strategic planning and execution could be hindered or delayed, and our ability to attract and retain other key members of senior management could be adversely affected.  Any such disruptions or uncertainties could have a material adverse effect on our results of operations, financial condition and the market price of our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana.  The home office building contains a total of 181,000 square feet of usable space, and the Company currently occupies approximately 74% of this space, with the remainder being leased to non-affiliated entities on short-term leases expiring through 2023.

The Company also owns a building and the adjacent real estate in Indianapolis, approximately nine miles from its main office in Carmel.  The building contains approximately 15,000 square feet of usable space, and is used primarily for off-site data storage and as a contingent back-up and disaster recovery site.

The Company's entire operations are conducted from these two facilities.  The current facilities are expected to be adequate for the Company's operations for the near future.

Item 3.  LEGAL PROCEEDINGS

In the ordinary, regular and routine course of its business, the Company is frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company or outside the ordinary course of business.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Shares of the Company's Class A and Class B Common Stock are traded on Nasdaq under the symbols PTVCA and PTVCB, respectively.  The Class A and Class B common shares have identical rights and privileges, except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of February 28, 2019 there were approximately 400 record holders of Class A Common Stock and approximately 1,000 record holders of Class B Common Stock.

The Company has paid quarterly cash dividends continuously since 1974.  The Company paid a quarterly dividend of $.28 per share during 2018.  In the first quarter of 2019, the Company declared a dividend of $.10 per share.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At December 31, 2018, $117.4 million, or 33.0% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to Protective because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material dividend payment concerns for the Company.  The Board intends to address the subject of dividends at each of its future meetings and will consider the Company's earnings, returns on investments and its capital needs.

The following table presents information regarding the Company's repurchases of its Common Stock for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2018	72,108	$22.64	72,108	2,194,666
November 1 - November 30, 2018	15,085	22.79	15,085	2,179,581
December 1 - December 31, 2018	-	-	-	2,179,581
Total	87,193		87,193

(1) On August 31, 2017, the Company's Board of Directors authorized the reinstatement of the Company's share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 7, 2018, the Company's Board of Directors reaffirmed the Company's share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  The repurchases may be made in the open market or through privately negotiated transactions, from time to time, and in accordance with applicable laws, rules and regulations.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on September 24, 2018, which authorized the repurchase of up to $12.0 million of the Company's outstanding common shares at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act.  The Rule 10b5-1 plan expired on November 8, 2018.  No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.  The Company has funded, and intends to continue to fund, the share repurchase program from cash on hand.

Corporate Performance

The following graph shows a five-year comparison of cumulative total return for the Company's Class B Common Stock, the Russell 2000 Index and the Company's peer group as determined by management (the "PTVCB Peer Group").  The basis of comparison is a $100 investment at December 31, 2013, in each of (i) Protective, (ii) the Russell 2000 Index and (iii) the PTVCB Peer Group.  All dividends are assumed to be reinvested.

	Year Ended December 31
Index	2013	2014	2015	2016	2017	2018
Protective Insurance Corporation	$100.00	$98.17	$95.51	$104.38	$103.91	$75.93
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
PTVCB Peer Group	100.00	104.36	113.12	136.57	148.11	154.20

PTVCB Peer Group
Amerisafe, Inc.	HCI Group, Inc.
Atlas Financial Holdings, Inc.	Heritage Insurance Holdings, Inc.
Donegal Group Inc.	James River Group Holdings, Ltd.
EMC Insurance Group Inc.	NMI Holdings, Inc.
Employers Holdings, Inc.	Safety Insurance Group, Inc.
FedNat Holding Company	United Insurance Holdings Corp.
Hallmark Financial Services, Inc.	Universal Insurance Holdings, Inc.

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2018.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2018 included in Part II, Item 8 "Financial Statements and Supplementary Data", and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Gross premiums written	$582,500	$504,737	$403,004	$383,553	$382,388

Net premiums earned	432,880	328,145	276,011	263,335	261,627

Net investment income	22,048	18,095	14,483	12,498	9,055

Net realized and unrealized gains (losses) on investments	(25,691)	19,686	23,228	(1,261)	14,930

Losses and loss expenses incurred	345,864	247,518	186,481	155,750	159,596

Net income (loss)	(34,075)	18,323	28,945	23,283	29,717

Earnings (loss) per share -- net income (loss) (1)	(2.28)	1.21	1.92	1.55	1.98

Cash dividends per share	1.12	1.08	1.04	1.00	1.00

Investment portfolio (2)	878,638	854,595	749,501	729,877	757,421

Total assets	1,490,131	1,357,016	1,154,137	1,085,771	1,144,247

Shareholders' equity	356,082	418,811	404,345	394,498	399,496

Book value per share	23.95	27.83	26.81	26.25	26.67

(1)	Earnings (loss) per share are adjusted for the dilutive effect of restricted stock outstanding for 2014-2017.

(2)	Includes money market instruments classified as cash equivalents in the consolidated balance sheets.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.) is a property-casualty insurer specializing in marketing and underwriting property, liability and workers compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  Additionally, we offer workers' compensation coverage for a variety of operations outside the transportation industry.  We operate as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The term “Protective,” as used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refers to Protective Insurance Corporation, the parent company.  The terms the “Company,” “we,” “us” and our,” as used throughout this M&DA, refer to Protective and all of its subsidiaries unless the context clearly indicates otherwise.  The term “Insurance Subsidiaries,” as used throughout this MD&A, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

Effective January 1, 2017, we determined that our business constituted one reportable property and casualty insurance segment.  During 2016, we had two reportable segments – property and casualty insurance and reinsurance.  We moved to a single reportable segment based on how our operating results are regularly reviewed by our chief operating decision maker when making decisions about how resources are to be allocated and assessing performance.

Effective August 1, 2018, we changed our name to Protective Insurance Corporation to better align our holding company's and Insurance Subsidiaries' identities and to reflect our position within the insurance industry.

Effective January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, resulting in a cumulative-effect adjustment of $71.0 million ($46.2 million, net of tax).  This adjustment moved our historical unrealized gains and losses, net of tax, on our equity portfolio from accumulated other comprehensive income (loss) to retained earnings, but had no impact on overall shareholders' equity.  In addition, for 2018 and forward, the change in fair value for equity securities is required to be recognized in net earnings rather than in other comprehensive income (loss).  The impact to our consolidated statements of operations will vary depending upon the level of volatility in the performance of the securities held in our equity portfolio and the overall market.

On December 22, 2017, the U.S. Tax Cut and Jobs Act of 2017 (the "U.S. Tax Act") was signed into law. The U.S. Tax Act lowered the U.S. corporate income rate from 35% to 21% effective January 1, 2018.  As a result, we recorded a tax benefit of $9.6 million related to the remeasurement of our deferred tax assets and liabilities during the fourth quarter of 2017.  As of December 31, 2017, the IRS had not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, while we had not completed our accounting for the tax effects, we made a reasonable estimate of the tax effects on our existing deferred tax balances at December 31, 2017. We finalized our accounting for the tax effects of the U.S. Tax Act during 2018. No material adjustments to income tax expense (benefit) were recorded during 2018.

On July 13, 2018, A.M. Best Company, Inc. ("A.M. Best") affirmed our financial strength rating of "A+" (Superior). At the same time, A.M. Best revised its outlook to negative based on their monitoring of our growth strategy and the potential for adverse loss development in certain lines of business.

On November 20, 2018, A.M. Best downgraded our financial strength rating to "A" (Excellent) from "A+" (Superior), citing three consecutive years of material adverse loss development. A.M. Best continues to categorize our balance sheet as "very strong" and our operating performance as "adequate," but its outlook remains negative.

Liquidity and Capital Resources

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds for payment of claims.  Operating costs of our property/casualty Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby we cede both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On September 24, 2018, we entered into a stock repurchase plan for the purpose of repurchasing up to $12.0 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 plan expired on November 8, 2018. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the year ended December 31, 2018, we paid $4.6 million to repurchase 7,770 shares of Class A and 191,898 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our bonds at December 31, 2018 would be expected to fall by approximately 2.8%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio increased to 5.5 years at December 31, 2018 compared to 4.9 years at December 31, 2017.  The average duration of our fixed income portfolio remains much shorter than both the contractual maturity average and the duration of our liabilities.  We also remain an active participant in the equity securities market, allocating capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $3.0 million to $100.7 million for 2018 from $97.7 million in 2017.  The increase in operating cash flow was primarily related to higher premium volume in 2018 compared to 2017.  Net cash flows from operations increased $65.3 million to $97.7 million for 2017 compared to $32.4 million in 2016.  The 2017 increase in operating cash flows was related to higher premium volume in 2017 compared to 2016.

Net cash provided by investing activities was $23.7 million for 2018 compared to net cash used in investing activities of $74.3 million in 2017. The $98.0 million change was primarily related to higher proceeds from sales of fixed income and equity securities and lower purchases of equity securities and fixed income investments. These increases were partially offset by lower proceeds from maturities of our fixed income securities and lower distributions from limited partnerships during 2018, in addition to the purchase of $10.0 million of company-owned life insurance in the first quarter of 2018. Net cash used in investing activities was $74.3 million for 2017 compared to $27.4 million in 2016.  The increase of $46.9 million in cash used in investing activities was primarily related to higher purchases of equity securities and fixed income investments and lower proceeds from sales of equity and fixed income securities. These increases were partially offset by higher distributions from limited partnership investments and higher proceeds from maturities of fixed income securities in 2017.

Net cash used in financing activities for 2018 consisted of regular cash dividend payments to shareholders of $16.8 million ($1.12 per share) and $4.6 million to repurchase 199,668 shares of our common stock.  Financing activities for 2017 consisted of regular cash dividend payments to shareholders of $16.3 million ($1.08 per share) and $1.9 million to repurchase 84,960 shares of our Class B Common Stock. Financing activities for 2016 consisted solely of the regular cash dividend payments to shareholders of $15.8 million ($1.04 per share).

Our assets at December 31, 2018 included $156.9 million of investments included within cash and cash equivalents on the consolidated balance sheets that are readily convertible to cash without market penalty and an additional $45.9 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue paying claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to mitigate significant cash outlays that accompany large losses.

We previously maintained a revolving line of credit with a $40.0 million limit that had an expiration date of September 23, 2018.  Interest on this line of credit was referenced to the London Interbank Offered Rate ("LIBOR") and could be fixed for periods of up to one year at our option.  Outstanding drawings on this line of credit were $20.0 million at December 31, 2017.  On August 9, 2018, we entered into a credit agreement providing a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders.  This credit agreement, which has an expiration date of August 9, 2022, replaced our line of credit that was to expire on September 23, 2018.  Interest on this credit facility is referenced to LIBOR and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of December 31, 2018.  At December 31, 2018, the effective interest rate was 3.61%, and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of December 31, 2018, requiring us to have a minimum U.S. Generally Accepted Accounting Principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Annualized net premiums written by our Insurance Subsidiaries for 2018 equaled approximately 112.3% of the combined statutory surplus of these Insurance Subsidiaries, a level consistent with higher premiums written.  Premium writings of 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of December 31, 2018.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At December 31, 2018, $64.1 million may be transferred by dividend or loan to Protective without approval by, or prior notification to, regulatory authorities.  An additional $213.1 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $15.2 million at December 31, 2018.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For 2018, we also had a goodwill impairment charge, which has also been excluded from the calculation of underwriting income (loss).  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.  In addition, for 2018, the goodwill impairment charge has been excluded from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  We also believe that the exclusion of this goodwill impairment charge improves the comparability of our expense ratio and our combined ratio with our ratios in prior years.

	2018	2017	2016
Income (loss) before federal income tax expense (benefit)	$(43,872)	$10,122	$43,054
Less: Net realized and unrealized gains (losses) on investments	(25,691)	19,686	23,228
Less: Net investment income	22,048	18,095	14,483
Less: Goodwill impairment charge included in other operating expenses (see below)	(3,152)	–	–
Underwriting income (loss)	$(37,077)	$(27,659)	$5,343

Other operating expenses	$137,177	$113,594	$89,462
Less: Goodwill impairment charge	3,152	–	–
Other operating expenses, excluding goodwill impairment charge	$134,025	$113,594	$89,462

Ratios
Losses and loss expenses incurred	$345,864	$247,518	$186,481
Net premiums earned	432,880	328,145	276,011
Loss ratio	79.9%	75.4%	67.6%

Other operating expenses	$137,177	$113,594	$89,462
Less: Commissions and other income	9,932	5,308	5,275
Other operating expenses, less commissions and other income	127,245	108,286	84,187
Net premiums earned	432,880	328,145	276,011
Expense ratio	29.4%	33.0%	30.5%

Impact of goodwill impairment charge	(0.7)%	–	–
Expense ratio, excluding goodwill impairment charge	28.7%	33.0%	30.5%

Combined ratio	109.3%	108.4%	98.1%
Combined ratio, excluding goodwill impairment charge	108.6%	108.4%	98.1%

Results of Operations

2018 Compared to 2017

	2018	2017	Change	% Change
Gross premiums written	$582,500	$504,737	$77,763	15.4%
Ceded premiums written	(138,102)	(151,348)	13,246	(8.8)%
Net premiums written	$444,398	$353,389	$91,009	25.8%

Net premiums earned	$432,880	$328,145	$104,735	31.9%
Net investment income	22,048	18,095	3,953	21.8%
Commissions and other income	9,932	5,308	4,624	87.1%
Net realized and unrealized gains (losses) on investments	(25,691)	19,686	(45,377)	(230.5)%
Total revenue	439,169	371,234
Losses and loss expenses incurred	345,864	247,518	98,346	39.7%
Other operating expenses	137,177	113,594	23,583	20.8%
Total expenses	483,041	361,112
Income (loss) before federal income tax benefit	(43,872)	10,122	(53,994)
Federal income tax benefit	(9,797)	(8,201)	(1,596)
Net income (loss)	$(34,075)	$18,323	$(52,398)

Gross premiums written for 2018 increased $77.8 million (15.4%), while net premiums earned increased $104.7 million (31.9%), as compared to 2017.  The higher gross premiums written and net premiums earned were the result of continued growth in our commercial automobile and workers' compensation products in both our retail and program distribution channels.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 23.7% of gross premiums written for 2018 compared to 30.0% for 2017.  The percentage of premiums ceded to reinsurance decreased as a result of changes in our reinsurance structure.  In the third quarter of 2017, we lowered the quota share rate on our workers' compensation premiums to reflect growing profitability and confidence in this book of business.  We also restructured our commercial automobile reinsurance treaty, moving away from variable premium ceded rates (based on loss performance) to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e., ceded losses will decrease by a similar amount as ceded premiums).  The impact of these changes to our reinsurance structure was partially offset by reserve strengthening in 2018 that resulted in ceding an additional $17.3 million in premium from prior treaty years related to variable premium adjustment provisions in our historical reinsurance treaties.  Our historical commercial automobile reinsurance treaties cause an adjustment to premiums ceded when the ultimate loss estimate changes for a reinsurance treaty year.  Reserve strengthening in 2017 also resulted in ceding an additional $13.7 million in premium related to these variable premium adjustment provisions in 2017.

Losses and loss expenses incurred during 2018 increased $98.3 million (39.7%) to $345.9 million compared to $247.5 million in 2017.  The loss ratio also increased to 79.9% for 2018 compared to a loss ratio of 75.4% for 2017.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and loss ratio in 2018 reflected reserve adjustments of $16.8 million related to unfavorable prior accident year loss development in commercial automobile coverages. These unfavorable loss developments were the result of increased claim severity due to a more challenging litigation environment, as well as an unexpected increase in the time to settle claims leading to an unfavorable change in claim settlement patterns.  The 2018 loss ratio also reflected an increase in current accident year losses driven by severe commercial automobile losses, including continued emergence of severity.  The 2017 loss ratio also reflected a $19.2 million reserve strengthening related to prior accident year deficiencies that developed as a result of unfavorable loss development from commercial automobile coverages, particularly from severe transportation loss events that occurred primarily during the first six months of 2017 and higher than expected loss development for discontinued lines of business.

Commercial automobile products covered by our reinsurance treaties are subject to an aggregate stop-loss provision. Once this aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible only for our $25 retention.  The following table illustrates the financial impact of a further 5% or 10% increase in ultimate losses for the five most recent reinsurance treaty years (2013-2017) covering these commercial automobile products:

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense from further strengthening current reserve position	$34.3	$68.7
Net financial loss	$9.0	$17.6
$/share (after tax)	$0.48	$0.94

Net investment income for 2018 increased 21.8% to $22.0 million compared to $18.1 million for 2017. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as higher interest rates, which led to higher reinvestment yields for our short-duration fixed income portfolio.  After-tax investment income increased by 39.4% to $17.7 million during 2018, compared to $12.7 million during 2017, reflecting the aforementioned higher interest rates and reinvestment yield environment.

Net realized and unrealized losses on investments of $25.7 million during 2018 were driven by $9.7 million in unrealized losses on equity securities during the period, which are now recorded in the consolidated statements of operations in conjunction with our adoption of ASU 2016-01, a $9.3 million decrease in the value of our limited partnership investments and net realized losses on sales of fixed income and equity securities of $6.6 million.  During 2018, we sold $149.2 million in equity securities resulting in a gain on sale of $51.9 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the consolidated statements of operations for 2018.  These equity sales further solidified the conservative nature of our high quality, short-duration investment portfolio; opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve.  Comparative 2017 net realized investment gains were $19.7 million, consisting primarily of $12.5 million in gains reported from our investments in limited partnerships and $7.4 million in net realized gains from sales of securities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for 2018 increased $23.6 million, or 20.8%, to $137.2 million compared to 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written and higher salary and benefit expense and a non-cash impairment charge of $3.2 million recorded in the fourth quarter of 2018 to write off our entire goodwill balance.  See Note M for further discussion.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned (the "expense ratio") was 29.4% during 2018, or 28.7% excluding the impact of the goodwill impairment charge, compared to 33.0% for 2017. The decrease in the expense ratio was primarily related to the leveraging effect of higher net premiums earned in 2018 compared to 2017.

Federal income tax benefit was $9.8 million for 2018 compared to income tax benefit of $8.2 million in 2017.  The effective tax rate for 2018 was 22.3% compared to (81.0%) in 2017.  The effective federal income tax rate in 2018 differed only slightly from the normal statutory rate primarily as a result of tax-exempt investment income.  In the fourth quarter of 2017, we recorded a benefit of $9.6 million related to the remeasurement of deferred tax assets and liabilities pursuant to the U.S. Tax Act, which impacted our effective federal income tax rate for 2017.

As a result of the factors discussed above, net loss for 2018 was $34.1 million compared to net income of $18.3 million in 2017, a change of $52.4 million.

2017 Compared to 2016

	2017	2016	Change	% Change
Gross premiums written	$504,737	$403,004	$101,733	25.2%
Ceded premiums written	(151,348)	(131,252)	(20,096)	15.3%
Net premiums written	$353,389	$271,752	$81,637	30.0%

Net premiums earned	$328,145	$276,011	$52,134	18.9%
Net investment income	18,095	14,483	3,612	24.9%
Commissions and other income	5,308	5,275	33	0.6%
Net realized and unrealized gains (losses) on investments	19,686	23,228	(3,542)	(15.2)%
Total revenue	371,234	318,997
Losses and loss expenses incurred	247,518	186,481	61,037	32.7%
Other operating expenses	113,594	89,462	24,132	27.0%
Total expenses	361,112	275,943
Income before federal income tax expense (benefit)	10,122	43,054	(32,932)
Federal income tax expense (benefit)	(8,201)	14,109	(22,310)
Net income	$18,323	$28,945	$(10,622)

Gross premiums written for 2017 increased $101.7 million (25.2%), while net premiums earned increased $52.1 million (18.9%), as compared to 2016.  The increase in net premiums written and earned was primarily due to an increase of $60.8 million in net premiums earned related to commercial automobile products and $3.7 million in higher net premiums earned related to workers' compensation products, which were consistent with our growth strategy. These increases were partially offset by $8.1 million of lower premiums generated by reinsurance products, reflective of our decision to completely withdraw from the property catastrophe reinsurance and professional liability reinsurance markets, and a decrease of $3.9 million in premiums earned from personal automobile products. The difference in the percentage change for premiums written compared to earned is reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers averaged 30.0% of gross premiums written for 2017, compared to 32.6% for 2016. The percentage of premiums ceded to reinsurance decreased as a result of changes in our reinsurance structure in the third quarter of 2017.  The change in net premiums earned, compared to growth in gross premiums written, was a function of premium adjustment provisions in our historical commercial automobile reinsurance treaties.  This historical reinsurance structure, which was revised in the July 2017 reinsurance renewal, causes an adjustment for ceded premiums when the ultimate loss estimate changes for a reinsurance treaty year.  This resulted in ceding an additional $13.7 million in premium in connection with our reserve strengthening in 2017.

Losses and loss expenses incurred during 2017 increased $61.0 million (32.7%) from $186.5 million in 2016 to $247.5 million in 2017, due primarily to adverse prior accident year development and growth in net premiums earned.  The 2017 loss ratio was 75.4%, compared to 67.6% for 2016.  The higher loss ratio during 2017 was the result of adverse loss development in our commercial automobile related liability coverages from prior accident years.  The prior year reserve deficiency in 2017 increased the loss ratio for 2017 by 5.9 percentage points compared to a 5.0 percentage point increase experienced in 2016 due to the prior year reserve deficiencies in 2016.  We had an overall reserve deficiency on prior year claims during 2017 of $19.2 million and a $13.8 million deficiency on prior year claims during 2016.

Net investment income for 2017 increased 24.9% to $18.1 million compared to $14.5 million for 2016, primarily due to higher interest rates leading to higher reinvestment yields for fixed income securities, increased dividends from equity securities and an increase in average funds invested resulting from positive cash flow.  After-tax investment income of $12.7 million increased 23.0% during 2017 compared to the prior year reflecting the above factors, as well as the mix between taxable and tax-exempt investment income.

Net realized and unrealized gains on investments totaled $19.7 million in 2017 compared to $23.2 million during 2016.  Direct trading gains during 2017 were $8.2 million lower compared to the prior year. Other-than-temporary impairment of $0.4 million, netted with gains of $1.6 million on previously impaired available-for-sale securities that were sold in 2017, are included in the net gains stated above. Investments in limited partnerships produced gains of $12.5 million in 2017, compared to gains of $2.5 million during 2016.  Limited partnership investments utilized by us are primarily engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  The aggregate of our share of gains and losses in these entities represented a 16.3% appreciation in value for 2017, compared to a 3.3% increase in value for 2016.

Other operating expenses for 2017 increased $24.1 million (27.0%) to $113.6 million from $89.5 million in 2016.  This increase was due primarily to an increase in commission expense as a result of the increase in premiums written and higher salary and salary-related expenses, reflective of our increased workforce in response to the continued expansion of our products and services.   Reinsurance ceded credits, included as an offset to other operating expenses, were 30.8% lower in 2017, resulting primarily from ceding a lower percentage of workers' compensation premium to reinsurers in our most recent reinsurance treaty.

Income tax benefit was $8.2 million for 2017 compared to income tax expense of $14.1 million in 2016.  We recorded a benefit of $9.6 million related to the remeasurement of deferred tax assets and liabilities in the fourth quarter of 2017 pursuant to the U.S. Tax Act.  Our effective federal tax rate for 2017 was (81.0%) as compared to 32.8% in 2016.  The effective tax rate for 2017 was affected primarily by the impact of the U.S. Tax Act discussed above.

As a result of the factors discussed above, net income for 2017 decreased $10.6 million to $18.3 million compared to $28.9 million in 2016.

Critical Accounting Policies

The Company's significant accounting policies that are material and/or subject to significant degrees of judgment are highlighted below.

Investment Valuation

All marketable securities are included in the Company's balance sheets at current fair market value.

Approximately 59% of the Company's assets are composed of investments at December 31, 2018.  Approximately 92% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 8% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  These partnerships do not have readily-determinable market values themselves.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the limited partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publicly-traded have been valued by the respective limited partnerships using their experience and judgment.

Under Financial Accounting Standards Board ("FASB") guidance, if a fixed income security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to net realized gains (losses) on investments in the consolidated statements of operations.  For impaired fixed income securities that the Company does not intend to sell or it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in net realized gains (losses) on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity within accumulated other comprehensive income (loss).

In conjunction with the adoption of ASU 2016-01, unrealized gains or losses on equity securities will be recognized in the consolidated statements of operations and are no longer evaluated for other-than-temporary declines.

It is important to note that all available-for-sale securities included in the Company's consolidated financial statements are valued at current fair market values.  The evaluation process for determination of other-than-temporary decline in value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the consolidated statements of operations (other-than-temporary decline), as opposed to a charge to shareholders' equity (temporary decline).  This evaluation process is subject to risks and uncertainties because it is not always clear what has caused a decline in value of an individual security or because some declines may be associated with general market conditions or economic factors, which relate to an industry in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2018, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2018, the total gross unrealized loss included in the Company's fixed income portfolio was approximately $10.8 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2018, there would have been no impact on total shareholders' equity or book value since the decline in value of these securities was previously recognized as a reduction to shareholders' equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2018	2017	2016
Reinsurance recoverable	$392,436	$318,331	$255,024
Premium ceded (reduction to premium earned)	131,080	145,201	130,012
Losses ceded (reduction to losses incurred)	148,285	128,086	108,656
Reinsurance ceded credits (reduction to operating expenses)	23,124	23,187	33,512

A discussion of the Company's reinsurance strategies is presented in Part I, Item 1, "Business", of this Annual Report on Form 10-K.

Amounts recoverable under the terms of reinsurance contracts comprised approximately 26% of total Company assets as of December 31, 2018.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss will be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share"), while other contracts provide that the Company will keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota-share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by certain of the Company's insurance policies for commercial automobile liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

It should be noted, however, that a change in the estimate of amounts due from reinsurers on unpaid claims will not, in itself, result in charges or credits to losses incurred.  This is because any change in estimated recovery follows the estimate of the underlying loss.  Thus, it is the computation of the gross underlying loss that is critical.

As with any receivable, credit risk exists in the recoverability of reinsurance.  This may be even more pronounced than in normal receivable situations since recoverable amounts are not generally due until the loss is settled which, in some cases, may be many years after the contract was written.  If a reinsurer is unable, in the future, to meet its financial commitments under the terms of the contracts, the Company would be responsible to satisfy the reinsurer's portion of the loss.  The financial condition of each of the Company's reinsurers is vetted upon the execution of a given treaty, and only reinsurers with superior credit ratings are utilized.  However, as noted above, reinsurers are often not called upon to satisfy their obligations for several years and changes in credit worthiness can occur in the interim period.  Reviews of the current financial strength of each reinsurer are made frequently and, should impairment in the ability of a reinsurer be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability.  Such charges are included in other operating expenses, rather than losses and loss expenses incurred, since the inability of the Company to collect from reinsurers is a credit loss rather than a deficiency associated with the loss reserving process.

Loss and Loss Expense Reserves

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and available industry statistics.  The Company's claims range from routine "fender benders" to the highly complex and costly third-party bodily injury claims involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company's policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established loss and loss expense reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  See Note C to the consolidated financial statements for additional information relating to loss and loss expense reserve development.

The Company's methods for determining loss and loss expense reserves are essentially identical for interim and annual reporting periods.

A detailed analysis and discussion for each of the above basic reserve categories follows:

Reserves for known losses (Case reserves)

Each known claim, regardless of complexity, is handled by a claims adjuster experienced with claims of a similar nature, and a "case" reserve appropriate for the individual loss occurrence is established.  For routine "short-tail" claims, such as physical damage, the Company records an initial reserve that is based upon historical loss settlements adjusted for current trends.  As information regarding the loss occurrence is gathered in the claim handling process, the initial reserve is adjusted to reflect the anticipated ultimate cost to settle the claim.  For more complex claims, which can tend toward being "long-tail" in nature, an experienced claims adjuster will review the facts and circumstances surrounding the loss occurrence to make a determination of the reserve to be established.  Many of the more complex claims involve litigation and necessitate an evaluation of potential jury awards, in addition to the factual information, to determine the value of each claim.  Each claim is frequently monitored and the recorded reserve is increased or decreased relative to information gathered during the settlement life cycle.

Reserves for incurred but not reported losses

The Company uses both standard actuarial techniques common to most insurance companies as well as proprietary techniques developed by the Company in connection with its specialty business products.  For its short-tail lines of business, the Company uses predominantly the incurred or paid loss development factor methods.  The Company has found that the use of accident quarter loss development triangles, rather than those based upon accident year, are most responsive to claim settlement trends and fluctuations in premium exposure for its short-tail lines.  A minimum of 12 running accident quarters is used to project the reserve necessary for incurred but not reported ("IBNR") losses for its short-tail lines.

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

For the Company's commercial automobile risks, which are covered by regularly changing reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's proprietary databases to arrive at the reserve for IBNR losses for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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

For those loss adjustment expenses not specific to individual claims (general claims handling expenses referred to as unallocated loss adjustment expenses), the Company uses a variation of the standard industry loss adjustment expenses paid to losses paid (net of reinsurance) ratio analysis that equally weighs paid and incurred losses to establish the necessary reserves.  The selected factors are applied to 100% of IBNR reserves and to case reserves, with consideration given for that portion of loss adjustment expense already paid at the reserve measurement date.  Such factors are monitored and revised, as necessary, on a quarterly basis.

Sensitivity Analysis - Potential impact on reserve volatility from changes in key assumptions

Management is aware of the potential for variation from the reserves established at any particular point in time.  Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios.  The Company's reserve selections are developed to be a "best estimate" of unpaid losses at a point in time and, due to the unique nature of its exposures, particularly in the large commercial automobile excess product, ranges of reserve estimates are not established during the reserving process.  However, basic assumptions that could potentially impact future volatility of the Company's valuations of current loss and loss expense reserve estimates include, but are not limited to, the following:

●	Consistency in the individual case reserving processes;

●	The selection of loss development factors in the establishment of bulk reserves for incurred but not reported losses and loss expenses;

●	Projected future loss trend; and

●
Expected loss ratios for the current book of business, particularly the Company's commercial automobile products, where the number of accounts insured, selected SIRs, policy limits and reinsurance structures may vary widely from period to period.

Under reasonably possible scenarios, it is conceivable that the Company's selected loss estimates could be 10% or more redundant or deficient.  The majority of the Company's reserves for losses and loss expenses, on a net of reinsurance basis, relate to its commercial automobile products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's commercial automobile products for policies subject to certain major reinsurance treaties.  The following table presents the approximate impacts on gross and net loss reserves of both a hypothetical 10 percentage point and a hypothetical 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2018 for the prior six treaty periods, which covers exposures earned on policies written between July 3, 2012 and December 31, 2018.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur.

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

	10% Loss Ratio Increase	10% Loss Ratio Decrease	20% Loss Ratio Increase	20% Loss Ratio Decrease
Gross Reserves	$72.0	$(72.0)	$144.1	$(144.1)

Net Reserves	$18.0	$(19.5)	$36.0	$(49.5)
Net premiums earned	$(0.4)	$16.5	$(0.4)	$41.1
Cumulative Net Underwriting Income (Loss)	$(18.4)	$36.0	$(36.4)	$90.6

Federal Income Tax Considerations

The liability method is used in accounting for federal income taxes.  Using this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The provision for deferred federal income tax is based on items of income and expense that are reported in different years in the consolidated financial statements and tax returns and are measured at the tax rate in effect in the year the difference originated.

On December 22, 2017, the U.S. Tax Act was signed into law.  The U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  GAAP requires the impact of tax legislation to be recognized in the period in which the law was enacted.  As a result of the U.S. Tax Act, the Company recorded a tax benefit of $9.6 million related to the remeasurement of its deferred tax assets and liabilities during the fourth quarter of 2017.  As of December 31, 2017, the IRS had not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, while the Company had not completed its accounting for the tax effects, it made a reasonable estimate of the tax effects on its existing deferred tax balances at December 31, 2017. The Company finalized its accounting for the tax effects of the U.S. Tax Act during 2018. No material adjustments to income tax expense (benefit) were recorded in 2018.

Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2018	2017
Total deferred tax liabilities	$(12,906)	$(23,836)
Total deferred tax assets	19,168	9,478
Net deferred tax assets (liabilities)	$6,262	$(14,358)

Deferred tax assets at December 31, 2018 included approximately $10.0 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relate to policy liability discounts required by the Internal Revenue Code of 1986, as amended, which are perpetual in nature and, in the absence of the termination of the Company's business, will not, in the aggregate, reverse to a material degree in the foreseeable future. $3.5 million of deferred tax assets are related to the results of the Company's limited partnership investments. Unearned premiums discount and deferred ceding commissions represent $2.3 million and $1.2 million of deferred tax assets, respectively. An additional $0.6 million relates to impairment adjustments made to investments, as required by accounting regulations.  The unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2018.

FASB provides guidance for recognizing and measuring uncertain tax positions and prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the consolidated financial statements. Based on this guidance, management regularly analyzes tax positions taken or expected to be taken in a tax return based on the threshold condition prescribed.  Tax positions that do not meet or exceed this threshold condition are considered uncertain tax positions.  Interest related to uncertain tax positions, if any, would be recognized in income tax expense.  Penalties, if any, related to uncertain tax positions would be recorded in income tax expense (benefit).

Impact of Inflation

To the extent possible, the Company attempts to recover the impact of inflation on loss costs and operating expenses by increasing the premiums it charges.  Within the commercial automobile business, a majority of the Company's accounts are charged as a percentage of an insured's gross revenue, mileage or payroll.  As these charging bases increase with inflation, premium revenues are immediately increased.  The remaining premium rates charged are adjustable only at periodic intervals and often require state regulatory approval.  Such periodic increases in premium rates may lag far behind cost increases.

To the extent inflation influences yields on investments, the Company is also affected.  The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve.  As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted.  Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of investment. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", in this Annual Report on Form 10-K.

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves, as portions of these reserves are expected to be paid over extended periods of time.  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2018.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$865.3	$302.9	$285.6	$103.8	$173.0

Investment commitment	1.3	1.3	–	–	–

Operating leases	0.5	0.4	0.1	–	–

Borrowings	20.0	20.0	–	–	–

Total	$887.1	$324.6	$285.7	$103.8	$173.0

The Company's loss and loss expense reserves do not have contractual maturity dates, and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when the Company might expect its direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $392.4 million at December 31, 2018, or 45% of the amounts presented in the above table, would approximate that of the above projected direct reserve payout but could lag behind such payments by several months in some instances.

The investment commitment in the above table relates to a maximum unfunded capital obligation for a limited partnership investment at December 31, 2018.  The actual call dates for such funding could vary from that presented.

Borrowings made under the Company's line of credit can be called by the lender, under certain circumstances, with short notice.  The Company entered into a new line of credit on August 9, 2018 with an expiration date of August 9, 2022.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company operates within the property and casualty insurance industry and, accordingly, has significant invested assets that are exposed to various market risks.  These market risks relate to interest rate fluctuations, credit risks, equity security market prices and, to a lesser extent, foreign currency rate fluctuations.  All of the Company's invested assets, with the exception of investments in limited partnerships and equity securities, are classified as available-for-sale.

Based on the structure of the Company's investment portfolio, one of the most significant of the four identified market risks relates to prices in the equity security market.  Although not the largest category of the Company's invested assets, equity securities and limited partnerships, which are predominately invested in equities, have a high potential for short-term price fluctuation.  The market value of the Company's equity and limited partnerships positions at December 31, 2018 was $121.5 million, or approximately:

●	14% of the Company's consolidated investment portfolio of $878.6 million; and
●	34% of the Company's shareholders' equity of $356.1 million.

Funds invested in the equities market are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in "Critical Accounting Policies" in Part II, Item 7 of this Annual Report on Form 10-K.  All of the market risks attendant to equity securities also apply to the underlying assets in these limited partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the limited partnerships. In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these limited partnerships are largely at the sole discretion of the general partners, and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships often includes significant amounts of unrealized appreciation on the underlying investments.

The Company's fixed income portfolio totaled $592.6 million at December 31, 2018.  Approximately 35% of this portfolio is made up of U.S. Government and municipal debt securities, and the average contractual maturity of the Company's fixed maturity investments is approximately 5.5 years with an average modified duration of approximately 2.6 years.  Although the Company is exposed to interest rate risk on its fixed income investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a material impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in significantly higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in the higher yielding securities.

There is an inverse relationship between interest rate fluctuations and the fair value of the Company's fixed income investments.  Additionally, the fair value of interest rate sensitive instruments may be affected by the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment, currency fluctuations for non-U.S. debt holdings and other general market conditions.  The Company monitors its sensitivity to interest rate risk by measuring the change in fair value of its fixed income investments relative to hypothetical changes in interest rates.

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2018 and 2017 that would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of rates chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 Index due to its correlation with the vast majority of the Company's current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 Index and Indian BSE 500 Index due to their significant correlation with the vast majority of the Company's limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed income investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2018 and 2017 due to an instantaneous increase in yield rates of 100 basis points and a 10% decline in the S&P 500 Index and the Indian BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$(404)	$–
Agency mortgage-backed securities	37,385	(2,012)	–
Asset-backed securities	64,422	(2,612)	–
Bank loans	9,750	(49)	–
Certificates of deposit	2,835	(48)	–
Collateralized mortgage obligations	5,423	(176)	–
Corporate securities	190,450	(5,417)	–
Mortgage-backed securities	38,540	(1,270)	–
Municipal obligations	29,155	(769)	–
Non-U.S. government obligations	25,180	(549)	–
U.S. government obligations	178,818	(5,864)	–
Total fixed income securities	592,645	(19,170)	–
Equity securities:
Consumer	17,945	–	(1,795)
Energy	3,179	–	(318)
Financial	25,253	–	(2,525)
Industrial	6,920	–	(692)
Technology	2,303	–	(230)
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	–	(549)
Other	5,333	–	(533)
Total equity securities	66,422	–	(6,642)
Limited partnerships	55,044	–	(4,022)
Short-term	1,000	–	–
Total	$715,111	$(19,170)	$(10,664)

2017
Fixed income securities
Agency collateralized mortgage obligations	$16,586	$(820)	$–
Agency mortgage-backed securities	27,075	(1,103)	–
Asset-backed securities	43,469	(1,381)	–
Bank loans	19,488	(794)	–
Certificates of deposit	3,135	(83)	–
Collateralized mortgage obligations	6,492	(200)	–
Corporate securities	198,349	(5,126)	–
Mortgage-backed securities	24,204	(772)	–
Municipal obligations	96,650	(1,861)	–
Non-U.S. government obligations	37,394	(959)	–
U.S. government obligations	49,011	(886)	–
Total fixed income securities	521,853	(13,985)	–
Equity securities:
Consumer	46,578	–	(4,658)
Energy	10,278	–	(1,028)
Financial	45,470	–	(4,547)
Industrial	25,402	–	(2,540)
Technology	13,061	–	(1,306)
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	–	(5,029)
Other	10,683	–	(1,068)
Total equity securities	201,763	–	(20,176)
Limited partnerships	70,806	–	(5,278)
Short-term	1,000	–	–
Total	$795,422	$(13,985)	$(25,454)

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2018 and 2017 due to an instantaneous increase in yield rates of 150 basis points and a 15% decline in the S&P 500 Index and the Indian BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$(607)	$–
Agency mortgage-backed securities	37,385	(3,021)	–
Asset-backed securities	64,422	(3,917)	–
Bank loans	9,750	(73)	–
Certificates of deposit	2,835	(71)	–
Collateralized mortgage obligations	5,423	(263)	–
Corporate securities	190,450	(8,125)	–
Mortgage-backed securities	38,540	(1,904)	–
Municipal obligations	29,155	(1,154)	–
Non-U.S. government obligations	25,180	(824)	–
U.S. government obligations	178,818	(8,794)	–
Total fixed income securities	592,645	(28,753)	–
Equity securities:
Consumer	17,945	–	(2,692)
Energy	3,179	–	(477)
Financial	25,253	–	(3,788)
Industrial	6,920	–	(1,038)
Technology	2,303	–	(345)
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	–	(823)
Other	5,333	–	(800)
Total equity securities	66,422	–	(9,963)
Limited partnerships	55,044	–	(6,034)
Short-term	1,000	–	–
Total	$715,111	$(28,753)	$(15,997)

2017
Fixed income securities
Agency collateralized mortgage obligations	$16,586	$(1,229)	$–
Agency mortgage-backed securities	27,075	(1,657)	–
Asset-backed securities	43,469	(2,072)	–
Bank loans	19,488	(1,192)	–
Certificates of deposit	3,135	(125)	–
Collateralized mortgage obligations	6,492	(299)	–
Corporate securities	198,349	(7,690)	–
Mortgage-backed securities	24,204	(1,158)	–
Municipal obligations	96,650	(2,791)	–
Non-U.S. government obligations	37,394	(1,438)	–
U.S. government obligations	49,011	(1,329)	–
Total fixed income securities	521,853	(20,980)	–
Equity securities:
Consumer	46,578	–	(6,987)
Energy	10,278	–	(1,542)
Financial	45,470	–	(6,821)
Industrial	25,402	–	(3,810)
Technology	13,061	–	(1,959)
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	–	(7,544)
Other	10,683	–	(1,602)
Total equity securities	201,763	–	(30,265)
Limited partnerships	70,806	–	(7,916)
Short-term	1,000	–	–
Total	$795,422	$(20,980)	$(38,181)

ANNUAL REPORT ON FORM 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2018

PROTECTIVE INSURANCE CORPORATION

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protective Insurance Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-01

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the recognition and measurement of certain financial instruments in 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1970.

Indianapolis, Indiana
March 7, 2019

Consolidated Balance Sheets
Protective Insurance Corporation and Subsidiaries
(in thousands, except share data)

	December 31
	2018	2017
Assets
Investments:
Fixed income securities (Amortized cost: 2018, $600,504; 2017, $521,017)	$592,645	$521,853
Equity securities	66,422	201,763
Limited partnerships (Affiliated: 2018, $32,028; 2017, $43,586)	55,044	70,806
Commercial mortgage loans	6,672	–
Short-term and other	1,000	1,000
	721,783	795,422

Cash and cash equivalents	163,996	64,680
Restricted cash and cash equivalents	6,815	4,033
Accounts receivable--less allowance (2018, $403; 2017, $484)	102,972	87,551
Accrued investment income	4,358	4,159
Reinsurance recoverable	392,436	318,331
Prepaid reinsurance premiums	6,095	4,578
Deferred policy acquisition costs	6,568	5,608
Property and equipment--less accumulated depreciation (2018, $19,531; 2017, $16,614)	46,645	47,317
Other assets	24,760	18,399
Current federal income taxes recoverable	7,441	6,938
Deferred federal income taxes	6,262	–
	$1,490,131	$1,357,016

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$865,339	$680,274
Unearned premiums	71,625	53,085
	936,964	733,359

Reinsurance payable	66,632	62,308
Short-term borrowings	20,000	20,000
Depository liabilities	173	3,050
Accounts payable and other liabilities	110,280	105,130
Deferred federal income taxes	–	14,358
	1,134,049	938,205
Shareholders' equity:
Common stock:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2018 - 2,615,339; 2017 - 2,623,109 shares	112	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2018 - 12,253,922; 2017 - 12,423,518 shares	522	530
Additional paid-in capital	54,720	55,078
Accumulated other comprehensive income (loss)	(7,347)	46,391
Retained earnings	308,075	316,700
	356,082	418,811
	$1,490,131	$1,357,016

See notes to consolidated financial statements.

Consolidated Statements of Operations
Protective Insurance Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended December 31
	2018		2017		2016
Revenue:
Net premiums earned		$432,880		$328,145		$276,011
Net investment income		22,048		18,095		14,483
Commissions and other income		9,932		5,308		5,275
Net realized gains (losses) on investments, excluding impairment losses		(6,632)		7,366		26,498
Other-than-temporary impairment losses on investments		(19)		(149)		(5,743)
Net unrealized gains (losses) on equity securities and limited partnership investments		(19,040)		12,469		2,473
Net realized and unrealized gains (losses) on investments		(25,691)		19,686		23,228
		439,169		371,234		318,997
Expenses:
Losses and loss expenses incurred		345,864		247,518		186,481
Other operating expenses		137,177		113,594		89,462
		483,041		361,112		275,943
Income (loss) before federal income tax expense (benefit)		(43,872)		10,122		43,054

Federal income tax expense (benefit)		(9,797)		(8,201)		14,109
Net income (loss)		$(34,075)		$18,323		$28,945

Per share data:
Basic and diluted earnings (loss)		$(2.28)		$1.21		$1.92

Dividends paid to shareholders	$	$ 1.12	$	$ 1.08	$	$ 1.04

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2018	2017	2016
Net income (loss)	$(34,075)	$18,323	$28,945

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities:
Unrealized net gains (losses) arising during the period	(9,680)	17,340	8,618
Less: reclassification adjustment for net gains (losses) included in net income (loss)	(2,812)	4,691	13,491
	(6,868)	12,649	(4,873)

Foreign currency translation adjustments	(830)	522	235

Other comprehensive income (loss)	(7,698)	13,171	(4,638)

Comprehensive income (loss)	$(41,773)	$31,494	$24,307

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2016	2,623	$112	12,403	$529	$52,946	$37,858	$303,053	$394,498
Net income	–	–	–	–	–	–	28,945	28,945
Foreign currency translation adjustment, net of tax	–	–	–	–	–	235	–	235
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(4,873)	–	(4,873)
Common stock dividends	–	–	–	–	–	–	(15,803)	(15,803)
Repurchase of common stock	–	–	–	–	–	–	–	–
Restricted stock grants	–	–	58	3	1,340	–	–	1,343
Balance at December 31, 2016	2,623	112	12,461	532	54,286	33,220	316,195	404,345
Net income	–	–	–	–	–	–	18,323	18,323
Foreign currency translation adjustment, net of tax	–	–	–	–	–	522	–	522
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	12,649	–	12,649
Common stock dividends	–	–	–	–	–	–	(16,302)	(16,302)
Repurchase of common stock	–	–	(85)	(4)	(360)	–	(1,516)	(1,880)
Restricted stock grants	–	–	48	2	1,152	–	–	1,154
Balance at December 31, 2017	2,623	112	12,424	530	55,078	46,391	316,700	418,811
Cumulative effect of adoption of ASU 2016-01, net of tax	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02	–	–	–	–	–	117	(117)	–
Net loss	–	–	–	–	–	–	(34,075)	(34,075)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(830)	–	(830)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(6,868)	–	(6,868)
Common stock dividends	–	–	–	–	–	–	(16,835)	(16,835)
Repurchase of common stock	(8)	–	(192)	(9)	(832)	–	(3,755)	(4,596)
Restricted stock grants	–	–	22	1	474	–	–	475
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2018	2017	2016
Operating activities
Net income (loss)	$(34,075)	$18,323	$28,945
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounts receivable and unearned premium	(3,904)	2,678	(2,721)
Change in accrued investment income	(199)	(278)	108
Change in reinsurance recoverable on paid losses	956	(446)	692
Change in losses and loss expenses reserves, net of reinsurance	117,027	47,229	23,568
Change in other assets, other liabilities and current income taxes	8,204	49,221	(8,063)
Amortization of net policy acquisition costs	54,981	47,387	18,085
Net policy acquisition costs deferred	(55,940)	(51,824)	(17,813)
Provision for deferred income tax expense (benefit)	(18,794)	(3,866)	2,838
Bond amortization	184	1,865	3,030
Loss on sale of property and equipment	–	235	63
Depreciation	6,102	5,752	5,521
Net realized (gains) losses on investments	25,691	(19,686)	(23,228)
Compensation expense related to restricted stock	475	1,154	1,343
Net cash provided by operating activities	100,708	97,744	32,368

Investing activities
Purchases of fixed maturities and equity securities	(415,326)	(436,932)	(400,670)
Purchases of limited partnership interests	(450)	(1,097)	–
Distributions from limited partnerships	6,869	19,230	1,462
Proceeds from maturities	64,035	131,623	78,691
Proceeds from sales of fixed maturities	241,429	148,652	199,790
Proceeds from sales of equity securities	149,195	69,756	88,773
Net sales of short-term investments	–	500	11,258
Purchase of insurance company-owned life insurance	(10,000)	–	–
Purchase of commercial mortgage loans	(6,672)	–	–
Purchases of property and equipment	(5,439)	(6,661)	(7,725)
Proceeds from disposals of property and equipment	10	582	1,059
Net cash provided by (used in) investing activities	23,651	(74,347)	(27,362)

Financing activities
Dividends paid to shareholders	(16,835)	(16,302)	(15,803)
Repurchase of common shares	(4,596)	(1,880)	–
Net cash used in financing activities	(21,431)	(18,182)	(15,803)

Effect of foreign exchange rates on cash and cash equivalents	(830)	522	235

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	102,098	5,737	(10,562)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	68,713	62,976	73,538
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$170,811	$68,713	$62,976

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes, net of refunds	$9,500	$–	$10,173
Cash paid for interest	$504	$456	$309

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Protective Insurance Corporation and Subsidiaries
(All dollars amounts presented in these notes are in thousands, except share and per share data)

Note A - Summary of Significant Accounting Policies

Description of Business:  Protective Insurance Corporation (formerly Baldwin & Lyons, Inc.) (the "Company"), based in Carmel, Indiana, is a property-casualty insurer specializing in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, the Company offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The term “Insurance Subsidiaries,” as used throughout these notes, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

Effective August 1, 2018, the Company changed its name to Protective Insurance Corporation to better align its holding company's and Insurance Subsidiaries' identities and to reflect its position within the insurance industry.

Effective January 1, 2017, the Company determined that its business constituted one reportable property and casualty insurance segment.  During 2016 and prior years, the Company had two reportable segments – property and casualty insurance and reinsurance.  The Company moved to a single reportable segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are allocated and assessing performance.

Basis of Presentation:  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Inter-company transactions and accounts have been eliminated in consolidation.

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

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. There was no valuation allowance on the Company's commercial mortgage loans as of December 31, 2018.

The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to record its proportionate share of the limited partnership's net income.  To the extent the limited partnerships include both realized and unrealized investment gains or losses in the determination of net income or loss, then the Company would also recognize, through its consolidated statements of operations, its proportionate share of the investee's unrealized, as well as realized, investment gains or losses within net unrealized gains (losses) on equity securities and limited partnership investments.

Short-term and other investments are carried at cost, which approximates their fair values.

Fixed income securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed income securities are reflected directly in shareholders' equity. Included within available-for-sale fixed income securities are convertible debt securities.  A portion of the changes in the fair values of convertible debt securities is reflected as a component of net realized gains (losses) on investments, excluding impairment losses within the consolidated statements of operations.  Realized gains and losses on disposals of fixed income securities are recorded on the trade date.  Realized gains and losses on fixed income securities are determined by the specific identification of the cost of investments sold and are included in net realized gains (losses) on investments, excluding impairment losses.

Effective January 1, 2018, equity securities are recorded at fair value, with unrealized net gains or losses reflected as a component of net unrealized gains (losses) on equity securities and limited partnership investments within the consolidated statements of operations.  Realized gains and losses on disposals of equity securities are recorded on the trade date and included in net realized gains (losses) on investments, excluding impairment losses.  Prior to adoption of the new accounting guidance, unrealized gains and losses related to equity securities were reflected directly in shareholders’ equity unless a decline in value was determined to be other-than-temporary, in which case the loss was charged to income.

In accordance with the Financial Accounting Standards Board's ("FASB") other-than-temporary impairment guidance, if a fixed income security is in an unrealized loss position and the Company has the intent to sell the fixed income security, or it is more likely than not that the Company will have to sell the fixed income security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses on investments in the consolidated statements of operations.   For impaired fixed income securities that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell such securities, but the Company expects that it will not fully recover the amortized cost basis, the credit component of the other-than-temporary impairment is recognized in other-than-temporary impairment losses on investments in the consolidated statements of operations and the non-credit component of the other-than-temporary impairment is recognized directly in shareholders' equity.

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed income security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.

Property and Equipment: Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets: Goodwill is not amortized.  Rather, it is tested for impairment in accordance with FASB guidance, at the reporting-unit level.  Goodwill is tested annually (during the fourth quarter) or more often if events or circumstances, such as adverse changes in the business climate, indicate there may be impairment.  As a result of the impairment analysis conducted by the Company in the fourth quarter of 2018, the Company concluded the entire goodwill balance was impaired, resulting in an impairment loss of $3,152.  See Note M for further discussion.  This impairment charge is included within other operating expenses in the consolidated statements of operations.  Intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted.

Reserves for Losses and Loss Expenses:  The reserves for losses and loss expenses are determined using case basis evaluations and statistical analyses and represent estimates of the ultimate cost of all reported and unreported losses which are unpaid at year-end.  These reserves include estimates of future trends in claim severity and frequency and other factors which could vary as the losses are ultimately settled.  While actual results will differ from such estimates, management believes that the reserves for losses and loss expenses are adequate.  The estimates are continually reviewed, and as adjustments to these reserves become necessary, such adjustments are reflected in current operations.

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premium.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its consolidated balance sheet at December 31, 2018.

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

Should impairment in the ability of a reinsurer to satisfy its obligations to the Company be determined to exist, current year operations would be charged in amounts sufficient to provide for the Company's additional liability.  Such charges, when incurred, are included in other operating expenses, rather than losses and loss expenses incurred, because the inability of the Company to collect from reinsurers is a credit risk rather than a deficiency associated with the loss reserving process.

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

Restricted Stock:  Shares of restricted stock vest over the vesting period from the date of grant and certain shares of restricted stock are accelerated for retirement-eligible recipients in accordance with the non-substantive, post-grant date vesting clause of Accounting Standards Codification ("ASC") Topic 715, Compensation—Retirement Benefits.  Restricted stock is valued based on the closing price of the Company's Class B Common Stock on the day the award is granted.  Non-vested shares of restricted stock will be forfeited should an executive's employment terminate for any reason other than death, disability, or retirement as defined by the Compensation Committee (the "Compensation Committee") of the Board of Directors (the "Board") of the Company.

Earnings (Loss) Per Share:  Diluted earnings (loss) per share of common stock are based on the average number of shares of Class A and Class B Common Stock outstanding during the year, adjusted for the dilutive effect, if any, of restricted stock awards outstanding.  Basic earnings (loss) per share are presented exclusive of the effect of share-based awards outstanding.

Comprehensive Income (Loss): The Company records accumulated other comprehensive income (loss) from unrealized gains and losses on available-for-sale securities and from foreign exchange adjustments as a separate component of shareholders' equity.  A reclassification adjustment to other comprehensive income (loss) is made for gains or losses during the period included in net income (loss).

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

Insurance Company-Owned Life Insurance:   Included within other assets on the consolidated balance sheet at December 31, 2018 is $10,000 of insurance company-owned life insurance. The carrying value of the company-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, as amended by subsequently issued ASUs, to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's commission and fee income, other than that directly associated with insurance contracts, is subject to this updated guidance. The updated guidance requires an entity to recognize revenue as performance obligations are met in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its consolidated balance sheet at December 31, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment to reclassify unrealized gains on equity securities of $71,012 ($46,157, net of tax) from other comprehensive income (loss) to retained earnings within the consolidated balance sheet as of December 31, 2018.  Going forward, unrealized gains or losses on equity securities will be recognized in the consolidated statements of operations within net unrealized gains (losses) on equity securities and limited partnership investments.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, or ASU 2016-15. This update addresses the presentation and classification on the statement of cash flows for eight specific items, with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented and classified. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update amends ASC Topic 230 to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance was applied retrospectively.  The Company adopted the new guidance as of January 1, 2018 and made an adjustment within net cash provided by operating activities on the consolidated statement of cash flows for the year ended December 31, 2017 to reflect $4,000 of restricted cash, which was classified within restricted cash and short-term investments on the December 31, 2017 consolidated balance sheet. The Company also changed the presentation of restricted cash and cash equivalents on its consolidated balance sheets to reflect this amount on a separate line. The adoption of the new guidance did not have an impact on the Company's consolidated statements of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU allows for the option to reclassify, from accumulated other comprehensive income (loss) to retained earnings, stranded tax effects resulting from the newly enacted federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act of 2017 (the "U.S. Tax Act"), which was enacted on December 22, 2017. The legislation included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification was the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The Company adopted the new guidance in the first quarter of 2018 and recorded a cumulative-effect adjustment to reclassify the tax effects on fixed income investments of $117 from other comprehensive income (loss) to retained earnings within the consolidated balance sheet as of December 31, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04.  This amendment removes Step 2 of the goodwill impairment test under current guidance.  The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company adopted the new guidance in the fourth quarter of 2018 and recognized an impairment charge of $3,152 related to the impairment of goodwill.  See Note M for further discussion.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 superseded the current lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.   The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information will not be adjusted for the effects of the new guidance. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company has substantially completed an assessment of the new standard’s impact and determined the new standard will not have a material impact on the Company's consolidated statements of operations or cash flows; however, the estimated impact of adopting the new guidance will result in a right-of-use asset and lease liability being recorded on the consolidated balance sheets subsequent to December 31, 2018 of approximately $400 based on the lease portfolio existing as of the date of this Annual Report on Form 10-K.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and were effective upon issuance of this update. The Company will adopt amendments as they become applicable. The Company has determined that the impact of these improvements will not be material to its consolidated financial statements.

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

Note B - Investments

The following is a summary of available-for-sale securities at December 31:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2018 (1)
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$10,636	$145	$(94)	$51
Agency mortgage-backed securities	37,385	37,168	371	(154)	217
Asset-backed securities	64,422	66,241	14	(1,833)	(1,819)
Bank loans	9,750	10,208	27	(485)	(458)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,423	5,095	376	(48)	328
Corporate securities	190,450	196,925	127	(6,602)	(6,475)
Mortgage-backed securities	38,540	38,586	377	(423)	(46)
Municipal obligations	29,155	29,102	239	(186)	53
Non-U.S. government obligations	25,180	25,339	6	(165)	(159)
U.S. government obligations	178,818	178,369	1,252	(803)	449
Total fixed income securities	$592,645	$600,504	$2,934	$(10,793)	$(7,859)

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2017
Fixed income securities
Agency collateralized mortgage obligations	$16,586	$15,839	$818	$(71)	$747
Agency mortgage-backed securities	27,075	27,180	47	(152)	(105)
Asset-backed securities	43,469	42,861	749	(141)	608
Bank loans	19,488	19,271	266	(49)	217
Certificates of deposit	3,135	3,124	11	–	11
Collateralized mortgage obligations	6,492	6,079	451	(38)	413
Corporate securities	198,349	198,419	1,602	(1,672)	(70)
Mortgage-backed securities	24,204	23,656	933	(385)	548
Municipal obligations	96,650	97,059	322	(731)	(409)
Non-U.S. government obligations	37,394	37,971	475	(1,052)	(577)
U.S. government obligations	49,011	49,558	–	(547)	(547)
Total fixed income securities	521,853	521,017	5,674	(4,838)	836
Equity securities:
Consumer	46,578	23,565	24,031	(1,018)	23,013
Energy	10,278	6,763	3,602	(87)	3,515
Financial	45,470	31,859	13,937	(326)	13,611
Industrial	25,402	8,949	16,793	(340)	16,453
Technology	13,061	5,768	7,401	(108)	7,293
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	46,177	4,153	(39)	4,114
Other	10,683	7,670	3,313	(300)	3,013
Total equity securities	201,763	130,751	73,230	(2,218)	71,012

Total	$723,616	$651,768	$78,904	$(7,056)	$71,848

(1)
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation. See Note A – Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements for further discussion.

The following table summarizes, for available-for-sale fixed maturities in an unrealized loss position at December 31, 2018 and available-for-sale fixed maturities and equity securities in an unrealized loss position at December 31, 2017, respectively, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	2018			2017
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	275	$282,646	$(7,296)	459	$313,421	$(2,683)
Greater than 12 months	217	131,001	(3,497)	112	75,638	(2,155)
Total fixed income securities	492	413,647	(10,793)	571	389,059	(4,838)
Equity securities (1):
12 months or less	–	–	–	65	46,654	(2,218)
Greater than 12 months	–	–	–	–	–	–
Total equity securities	–	–	–	65	46,654	(2,218)
Total	492	$413,647	$(10,793)	636	$435,713	$(7,056)

(1)
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation. See Note A – Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements for further discussion.

Unrealized losses in the Company's fixed income portfolio are generally the result of interest rate or foreign currency fluctuations.  The Company does not intend to sell any fixed income securities in an unrealized loss position at December 31, 2018, and it is not more likely than not that the Company will have to sell any such fixed income security before recovery of its amortized cost basis.  Accordingly, the Company does not believe any unrealized losses represent other-than-temporary impairments as of December 31, 2018.

The fair value and the cost or amortized cost of fixed income investments at December 31, 2018, organized by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost
One year or less	$45,858	7.7%	$46,150	7.7%
Excess of one year to five years	287,506	48.5	290,743	48.4
Excess of five years to ten years	101,605	17.1	104,571	17.4
Excess of ten years	6,641	1.2	6,410	1.1
Total contractual maturities	441,610	74.5	447,874	74.6
Asset-backed securities	151,035	25.5	152,630	25.4
Total	$592,645	100.0%	$600,504	100.0

Major categories of investment income for the years ended December 31, are summarized as follows:

	2018	2017	2016
Interest on fixed income securities	$19,092	$15,340	$13,254
Dividends on equity securities	4,380	4,611	3,598
Money market funds, Short-term and other	1,529	471	128
	25,001	20,422	16,980
Investment expenses	(2,953)	(2,327)	(2,497)
Net investment income	$22,048	$18,095	$14,483

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2018	2017	2016
Gross gains on available-for-sale investments sold during the period:
Fixed income securities	$10,807	$9,135	$11,628
Equity securities (1)	–	10,481	28,742
Total gains	10,807	19,616	40,370

Gross losses on available-for-sale investments sold during the period:
Fixed income securities	(14,367)	(9,882)	(10,940)
Equity securities (1)	–	(2,368)	(2,932)
Total losses	(14,367)	(12,250)	(13,872)

Other-than-temporary impairments	(19)	(149)	(5,743)

Change in value of limited partnership investments	(9,343)	12,469	2,473

Losses on equity securities:
Realized losses on equity securities sold during the period (2)	(3,072)	–	–
Unrealized losses on equity securities held at the end of the period	(9,697)	–	–
Realized and unrealized losses on equity securities held at the end of the period	(12,769)	–	–

Net realized and unrealized gains (losses) on investments	$(25,691)	$19,686	$23,228

(1)
Effective January 1, 2018, the Company adopted ASU 2016-01 and equity securities are no longer classified as available-for-sale.  Prior periods have not been restated to conform to the current presentation. See Note A – Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements for further discussion.

(2)
During 2018, the Company sold $149,195 in equity securities, resulting in a gain on sale of $51,900.  The majority of these gains were included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, were reclassified to retained earnings as of January 1, 2018 and were therefore not recognized in the consolidated statements of operations for the year ended December 31, 2018.

Gain and loss activity for fixed income and equity security investments, as shown in the previous table, includes adjustments for other-than-temporary impairment for the years ended December 31 summarized as follows:

	2018	2017	2016
Cumulative charges to income at beginning of year	$4,209	$5,650	$10,513

Writedowns based on objective and subjective criteria	19	149	5,743
Recovery of prior writedowns upon sale or disposal	(3,298)	(1,590)	(10,606)
Net pre-tax realized gain	3,279	1,441	4,863

Cumulative charges to income at end of year	$930	$4,209	$5,650

There is no primary market and only a limited secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has a commitment to contribute up to an additional $1,317 to a limited partnership as of December 31, 2018.

The Company's limited partnerships include one investment which primarily invests in public and private equity markets in India.  This limited partnership investment's value as of December 31, 2018 and 2017 was $26,344 and $29,817, respectively.  At December 31, 2018, the Company's estimated ownership interest in this limited partnership investment was approximately 6%.  The Company's share of income (losses), from both realized and unrealized appreciation (losses) from this limited partnership investment was ($3,473), $7,665 and ($1,117) in 2018, 2017 and 2016, respectively.  The summarized financial information of this limited partnership investment as of and for the years ended December 31 is as follows:

	2018	2017	2016
Investment income (loss)	$4,298	$623	$(5)
Partnership expenses	6,874	2,206	2,426
Net investment loss	(2,576)	(1,583)	(2,431)

Realized gain on investments	12,314	8,723	7,754

Unrealized appreciation (depreciation) on investments	(65,250)	133,807	(21,002)

Net increase (decrease) in partners' capital resulting from operations	$(55,512)	$140,947	$(15,679)

Total assets	$462,058	$566,629	$448,263
Total liabilities	45,483	30,976	39,988
Total partners' capital	416,575	535,653	408,275

The Company's limited partnerships include an additional investment which primarily invests in public equity and fixed income markets.  This limited partnership investment's value as of December 31, 2018 and 2017 was $14,975 and $19,380, respectively.  At December 31, 2018, the Company's estimated ownership interest in this limited partnership investment was approximately 5%.  The Company's share of income (losses) from both realized and unrealized appreciation (losses) from this limited partnership investment was ($4,404), $1,452 and $2,662 in 2018, 2017 and 2016, respectively.  The summarized financial information of this limited partnership investment as of and for the years ended December 31 is as follows:

	2018	2017	2016
Investment income	$19,507	$14,524	$13,534
Partnership expenses	9,132	12,861	10,628
Net investment income	10,375	1,663	2,906

Realized gain (loss) on investments	(37,143)	(15,073)	830

Unrealized appreciation (depreciation) on investments	(48,132)	49,847	46,685

Net increase (decrease) in partners' capital resulting from operations	$(74,900)	$36,437	$50,421

Total assets	$241,174	$354,709	$464,184
Total liabilities	20,020	2,000	14,555
Total partners' capital	221,154	352,709	449,629

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $87,981 and $86,335 at December 31, 2018 and 2017, respectively.

Short-term investments at December 31, 2018 included $1,000 in certificates of deposit issued by a Bermuda bank.

The Company's fixed income securities are over 90% invested in investment grade fixed income investments.  The Company has no fixed income investments that were originally issued with guarantees by a third-party insurance company nor does the Company have any direct exposure to any guarantor at December 31, 2018.

Approximately $54,233 of fixed income investments (6.2% of the Company's consolidated investment portfolio, which includes money market instruments classified as cash equivalents) consists of non-rated bonds and bonds rated as less than investment grade at year-end.  These investments include a diversified portfolio of over 40 issuers and have a $5,202 aggregate net unrealized loss position at December 31, 2018.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses for the years ended December 31 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2018	2017	2016

Reserves, gross of reinsurance recoverable, at the beginning of the year	$680,274	$576,330	$513,596
Reinsurance recoverable on unpaid losses at the beginning of the year	308,143	251,563	211,843
Reserves at the beginning of the year	372,131	324,767	301,753

Provision for losses and loss expenses:
Claims occurring during the current year	329,078	228,303	172,645
Claims occurring during prior years	16,786	19,215	13,836
Total incurred losses and loss expenses	345,864	247,518	186,481

Loss and loss expense payments:
Claims occurring during the current year	84,738	67,234	54,239
Claims occurring during prior years	143,853	132,920	109,228
Total paid	228,591	200,154	163,467
Reserves at the end of the year	489,404	372,131	324,767

Reinsurance recoverable on unpaid losses at the end of the year	375,935	308,143	251,563

Reserves, gross of reinsurance recoverable, at the end of the year	$865,339	$680,274	$576,330

The table above shows that a reserve deficiency of $16,786 developed during 2018 in the settlement of claims occurring on or before December 31, 2017, compared to reserve deficiencies of $19,215 in 2017 and $13,836 in 2016. The developments for each year are composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The $16,786 prior accident year deficiency that developed during 2018 primarily related to unfavorable loss development in commercial automobile coverages.  This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an unexpected increase in the time to settle claims leading to an unfavorable change in claim settlement patterns.  This 2018 deficiency compares to a deficiency of $19,215 for 2017, also related to unfavorable loss development from commercial automobile coverages, particularly from severe transportation loss events that occurred primarily during the first six months of 2017 and higher than expected loss development for discontinued lines of business.

Losses and loss expenses for 2018 also reflected an increase in current accident year losses caused by severe commercial automobile losses, including continued emergence of severity.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $7,545 and $7,559 at December 31, 2018 and 2017, respectively.

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred‐but‐not‐reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Workers' Compensation

											As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
Accident Year	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$17,270	$20,931	$21,447	$21,261	$21,268	$20,767	$20,641	$20,817	$20,946	$21,153	$985	3,784
2010		20,644	20,111	19,400	19,300	18,849	18,344	19,195	19,541	19,819	1,098	4,223
2011			26,057	26,628	26,958	26,767	25,515	27,293	26,617	26,631	2,179	4,546
2012				23,965	25,544	24,887	24,485	25,616	27,020	26,775	2,824	4,481
2013					27,619	30,638	29,913	32,121	32,553	31,131	3,780	5,275
2014						36,768	36,968	34,009	33,427	31,031	4,482	5,406
2015							26,277	23,115	25,889	24,948	5,328	6,308
2016								35,240	29,757	29,317	6,740	6,059
2017									42,387	37,731	13,918	16,106
2018										62,973	36,250	12,893
Total										$311,509	$77,584

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$4,186	$10,073	$13,343	$15,576	$16,592	$17,448	$18,028	$18,514	$18,982	$19,261
2010		3,974	9,134	11,963	13,845	14,966	15,835	16,590	16,789	17,062
2011			4,916	11,912	15,973	18,884	20,617	21,622	22,569	22,991
2012				4,597	11,004	14,834	17,415	18,946	20,276	21,157
2013					4,880	12,792	18,065	21,655	23,643	24,968
2014						5,328	13,665	19,075	22,387	23,968
2015							2,918	10,128	15,020	17,487
2016								5,784	13,377	18,461
2017									6,150	15,811
2018										10,987
Total										$192,153
Outstanding liabilities prior to 2009 net of reinsurance										12,640
Liabilities for claims and claims adjustment expenses, net of reinsurance										$131,996

Commercial Liability

											As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$29,707	$30,406	$30,203	$26,280	$27,259	$25,872	$25,373	$25,320	$25,485	$25,761	$190	899
2010		31,124	22,161	21,899	19,139	20,300	19,764	19,377	19,081	19,985	112	2,403
2011			46,829	43,832	31,633	36,894	35,805	37,122	36,076	37,852	131	2,901
2012				49,743	54,269	49,743	51,367	48,708	51,475	51,648	135	3,130
2013					53,817	39,143	37,701	36,371	46,690	48,857	663	3,749
2014						49,971	52,254	52,483	52,964	64,372	307	3,320
2015							61,420	70,174	64,323	71,088	2,785	3,185
2016								61,638	68,974	77,362	7,048	3,707
2017									103,126	103,611	25,527	5,261
2018										179,589	70,070	6,870
Total										$680,125	$106,968

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$928	$17,880	$19,718	$23,521	$24,866	$25,066	$25,114	$25,125	$25,199	$25,391
2010		1,649	7,166	11,635	16,052	18,627	18,517	18,866	18,662	18,791
2011			1,809	11,350	23,615	30,795	33,255	34,009	35,561	36,400
2012				3,086	23,252	32,942	45,303	47,601	50,036	50,750
2013					5,167	15,772	25,270	34,481	44,865	46,084
2014						4,023	9,046	28,393	45,075	57,692
2015							10,923	27,582	49,267	63,133
2016								6,843	30,377	52,764
2017									11,415	46,529
2018										18,689
Total										$416,223
Outstanding liabilities prior to 2009 net of reinsurance										4,621
Liabilities for claims and claims adjustment expenses, net of reinsurance										$268,523

Professional Liability Reinsurance Assumed (in runoff)

											As of December 31, 2018
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
Accident Year	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–	N/A
2010		2,196	4,277	7,827	7,946	9,733	10,740	11,689	11,893	11,677	24	N/A
2011			10,492	8,314	9,017	9,859	10,779	12,735	12,744	12,725	116	N/A
2012				10,041	9,276	5,569	10,157	14,605	16,555	14,949	706	N/A
2013					14,370	13,034	11,618	17,694	23,256	22,213	1,847	N/A
2014						12,675	8,825	7,259	9,837	12,749	2,297	N/A
2015							11,638	7,859	7,147	10,422	5,422	N/A
2016								6,368	2,482	1,522	1,035	N/A
2017									–	–	–	N/A
2018										–	–	N/A
Total										$86,257	$11,447

	Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
	For the Years Ended December 31 (2009-2017 is Supplementary Information and Unaudited)
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–
2010		41	729	3,505	5,844	7,758	9,904	11,132	11,334	11,334
2011			50	637	2,061	4,983	8,104	10,404	11,679	12,280
2012				103	992	2,388	5,077	8,355	11,239	13,091
2013					123	1,135	5,088	10,988	14,779	18,229
2014						723	761	2,241	3,999	6,627
2015							10	390	1,899	3,207
2016								–	5	99
2017									–	–
2018										–
Total										$64,867
Outstanding liabilities prior to 2009 net of reinsurance										–
Liabilities for claims and claims adjustment expenses, net of reinsurance										$21,390

Physical Damage (1)

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance				As of December 31, 2018
For the Years Ended December 31 (2016-2017 is Supplementary Information and Unaudited)				Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
Accident Year	2016	2017	2018
2016 and prior	$40,651	$39,477	$39,658	$5	9,619
2017		48,440	47,193	512	10,517
2018			53,726	4,221	10,186
		Total	$140,577	$4,738

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance
For the Years Ended December 31 (2016-2017 is Supplementary Information and Unaudited)
Accident Year	2016	2017	2018
2016 and prior	$34,114	$39,354	$39,073
2017		39,517	46,554
2018			41,631
		Total	$127,258
Outstanding liabilities prior to 2016 net of reinsurance			10
Liabilities for claims and claims adjustment expenses, net of reinsurance			$13,329

(1) The majority of physical damage claims settle within a two-year period.  The triangles above have been abbreviated to reflect the short-tail nature of this business.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet at December 31 is as follows.

	2018	2017
Net outstanding liabilities
Commercial Liability	$268,523	$162,581
Workers' Compensation	131,996	113,751
Physical Damage	13,329	9,087
Professional Liability Assumed	21,390	28,980
Other short-duration insurance lines	33,716	39,883
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	468,954	354,282

Reinsurance recoverable on unpaid claims
Commercial Liability	194,483	124,695
Workers' Compensation	172,869	170,394
Physical Damage	1,851	51
Other short-duration insurance lines	6,732	13,002
Reinsurance recoverable on unpaid losses at the end of the year	375,935	308,142

Unallocated claims adjustment expenses	20,450	17,850

Total gross liability for unpaid claims and claims adjustment expense	$865,339	$680,274

The following is supplementary information about average historical claims duration as of December 31, 2018:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Commercial Liability	8.5%	30.5%	23.7%	20.6%	9.9%	1.9%	1.9%	0.5%	0.5%	0.7%
Workers' Compensation	17.3%	26.3%	16.3%	10.4%	5.7%	4.3%	3.3%	1.6%	1.8%	1.3%
Physical Damage	80.6%	14.1%	2.0%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Professional Liability Assumed	1.1%	3.6%	13.5%	19.0%	18.3%	17.8%	11.0%	1.7%	–	N/A

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

For the Company's commercial automobile risks, which are covered by regularly updated reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's proprietary databases to arrive at the reserve for incurred but not reported losses for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.

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

Note D – Reinsurance

The Insurance Subsidiaries cede portions of their gross premiums written to certain other insurers under excess of loss and quota share treaties and by facultative placements.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota-share"), while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product-line basis.  Certain historical treaties covering commercial automobile risks include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  The Company retains a higher percentage of the direct premium in consideration of these deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

The Company also serves as an assuming reinsurer on treaties with direct writing insurance companies and, prior to June 30, 2015, under retrocessions from other reinsurers for catastrophic property coverages.  Accordingly, for periods prior to that date, the occurrence of catastrophic events could have had a significant impact on the Company's operations.  In addition, the Insurance Subsidiaries participate in certain mandatory residual market pools, which require insurance companies to provide coverages on assigned risks.  The assigned risk pools allocate participation to all insurers based upon each insurer's portion of premium writings on a state or national level.  Historically, the operation of these assigned risk pools has resulted in net losses being allocated to the Company, although such losses have not been material in relation to the Company's operations.

The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2018	2017	2016	2018	2017	2016
Direct	$581,070	$504,033	$395,625	$562,364	$470,158	$394,679
Ceded on direct	(138,102)	(151,348)	(131,166)	(131,080)	(145,201)	(129,926)
Net direct	442,968	352,685	264,459	431,284	324,957	264,753

Assumed	1,430	704	7,379	1,596	3,188	11,344
Ceded on assumed	–	–	(86)	–	–	(86)
Net assumed	1,430	704	7,293	1,596	3,188	11,258

Net	$444,398	$353,389	$271,752	$432,880	$328,145	$276,011

Net losses and loss expenses incurred for 2018, 2017 and 2016 have been reduced by ceded reinsurance recoveries of approximately $148,173, $128,086 and $108,656, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.

Net losses and loss expenses incurred include a savings of $1,300 for 2018 and expenses of $5,223 and $14,746 for 2017 and 2016, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31, are as follows:

	2018	2017
Case unpaid losses, net of valuation allowance	$163,011	$119,615
Incurred but not reported unpaid losses and loss expenses	211,805	187,163
Paid losses and loss expenses	1,250	2,206
Unearned premiums	16,370	9,347
	$392,436	$318,331

Note E - Income Taxes

On December 22, 2017, the U.S. Tax Act was signed into law, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company recorded a tax benefit of $9,572 related to the remeasurement of its deferred tax assets and liabilities at December 31, 2017.  As of December 31, 2017, the Internal Revenue Service ("IRS") had not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, while the Company had not completed its accounting for the tax effects, it made a reasonable estimate of the tax effects on its existing deferred tax balances at December 31, 2017.  The Company finalized its accounting for the tax effects of the U.S. Tax Act during 2018. No material adjustments to income tax expense (benefit) were recorded during 2018.

The U.S. Tax Act provides for a change in the methodology employed to calculate reserves for tax purposes.  Beginning January 1, 2018, a higher interest rate assumption and longer payout patterns are used to discount these reserves.  In addition, companies are no longer able to elect to use their own experience to discount reserves, but instead are required to use the industry-based tables published by the IRS annually.  During 2017, the Company estimated the provisional tax impacts related to the change in methodology as $1,696.  During 2018, the IRS published the discount factor tables and the Company calculated the tax impact of the methodology change and recorded an updated amount for deferred tax assets and an offsetting deferred tax liability of $2,262 at December 31, 2018.  The deferred tax liability was amortized into income in the amount of $323 during 2018 in accordance with the 8-year inclusion described in the U.S. Tax Act.

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

	2018	2017
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$4,572	$15,086
Deferred acquisition costs	2,552	1,804
Loss and loss expense reserves	3,583	2,623
Limited partnership investments	–	3,826
Accelerated depreciation	690	492
Other	1,509	1,791
Total deferred tax liabilities	12,906	25,622

Deferred tax assets:
Loss and loss expense reserves	9,999	6,761
Limited partnership investments	3,498	–
Unearned premiums discount	2,321	1,837
Other-than-temporary investment declines	625	815
Deferred compensation	580	885
Deferred ceding commission	1,173	627
Other	972	339
Total deferred tax assets	19,168	11,264

Net deferred tax (assets) liabilities	$(6,262)	$14,358

A summary of the difference between federal income tax expense computed at the statutory rate and that reported in the consolidated financial statements as of December 31 is as follows:

	2018	2017	2016

Statutory federal income rate applied to pre-tax income (loss)	$(9,213)	$3,543	$15,069
Tax effect of (deduction):
Tax-exempt investment income	(253)	(968)	(938)
Change in enacted tax rates	–	(9,572)	–
Other	(331)	(1,204)	(22)
Federal income tax expense (benefit)	$(9,797)	$(8,201)	$14,109

Federal income tax expense (benefit) as of December 31 consists of the following:

	2018	2017	2016
Tax expense (benefit) on pre-tax income (loss):
Current	$8,997	$(4,335)	$11,271
Deferred	(18,794)	(3,866)	2,838
	$(9,797)	$(8,201)	$14,109

The provision for deferred federal income taxes as of December 31 consists of the following:

	2018	2017	2016
Limited partnerships	$(2,383)	$4,099	$503
Discounts of loss and loss expense reserves	(2,704)	1,315	(114)
Reserves - salvage and subrogation and other	427	56	(1,110)
Unearned premium discount	(484)	(1,767)	298
Deferred compensation	305	(168)	595
Other-than-temporary investment declines	695	(127)	2,320
Deferred acquisitions costs and ceding commission	201	1,553	(95)
Change in enacted tax rates	–	(9,572)	–
Unrealized gains / losses	(13,876)	–	–
Other	(975)	745	441
Provision for deferred federal income taxes	$(18,794)	$(3,866)	$2,838

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance is necessary at December 31, 2018 or 2017.  As of December 31, 2018, calendar years 2017, 2016 and 2015 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2018 or 2017.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit) and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2018, 2017 and 2016.

Note F - Shareholders' Equity

The Company's Class A and Class B Common Stock has a stated value of approximately $.04 per share.  The Company paid a total of $16,835, or $1.12 per share, in dividends during 2018, $16,302, or $1.08 per share, during 2017 and $15,803, or $1.04 per share, during 2016.

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 7, 2018, the Company's Board of Directors reaffirmed its share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25,000.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on September 24, 2018, which authorized the repurchase of up to $12,000 of the Company's outstanding common shares at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934.  The Rule 10b5-1 plan expired on November 8, 2018. No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.

During the year ended December 31, 2018, the Company paid $4,596 to repurchase 7,770 shares of Class A Common Stock at an average share price of $21.58 and 191,898 shares of Class B Common Stock at an average share price of $23.07 under the share repurchase program.

Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at December 31 is as follows:

	2018	2017
Investments:
Total unrealized gain (loss) before federal income tax expense (benefit)	$(7,859)	$71,848
Deferred tax benefit (liability)	1,651	(25,148)
Net unrealized gains (losses) on investments	(6,208)	46,700

Foreign exchange adjustment:
Total unrealized losses	(1,442)	(475)
Deferred tax benefit	303	166
Net unrealized losses on foreign exchange adjustment	(1,139)	(309)

Accumulated other comprehensive income (loss)	$(7,347)	$46,391

Details of changes in net unrealized gains (losses) on investments for the years ended December 31 are as follows:

	2018	2017	2016
Investments:
Pre-tax holding gains (losses) on debt and equity securities arising during period (1)	$(12,253)	$26,677	$13,259
Less: applicable federal income tax expense (benefit)	(2,573)	9,337	4,641
	(9,680)	17,340	8,618

Pre-tax gains (losses) on debt and equity securities included in net income (loss) during period (1)	(3,560)	7,217	20,755
Less: applicable federal income tax expense (benefit)	(748)	2,526	7,264
	(2,812)	4,691	13,491

Change in unrealized gains (losses) on investments	$(6,868)	$12,649	$(4,873)

(1) Effective January 1, 2018, the Company adopted ASU 2016-01 and unrealized gains (losses) related to equity securities are no longer reflected in accumulated other comprehensive income (loss).  Prior periods have not been restated to conform to the current presentation.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2018	2017	2016
Amortization of gross deferred policy acquisition costs	$78,105	$70,574	$51,597
Other underwriting expenses	46,638	37,230	41,692
Reinsurance ceded credits	(23,124)	(23,187)	(33,512)
Total underwriting expenses	101,619	84,617	59,777

Operating expenses of non-insurance companies	32,406	28,977	29,685
Goodwill impairment charge	3,152	–	–
Total other operating expenses	$137,177	$113,594	$89,462

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees.  The Company's contributions are based on a set percentage and the contributions to the Plan for 2018, 2017 and 2016 were $3,486, $2,797 and $2,449, respectively.

Note I - Stock Based Compensation

In accordance with the terms of the 1981 Stock Purchase Plan (the "1981 Plan"), the Company is obligated to repurchase shares issued under the 1981 Plan, at a price equal to 90% of the book value of the shares at the end of the quarter immediately preceding the date of repurchase from one outside director.  A limited number of shares have ever been repurchased under the 1981 Plan.  At December 31, 2018, there were 46,875 shares of Class A Common Stock and 187,500 shares of Class B Common Stock outstanding which remain eligible for repurchase by the Company.

Restricted Stock:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors, which serve as the annual retainer compensation for the outside directors.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  The table below provides details of the restricted stock issuances to directors for 2018, 2017 and 2016:

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

Director compensation expense associated with these restricted stock grants of $464, $454 and $460 was charged against income for the restricted stock awards granted in 2018, 2017 and 2016, respectively.

On February 8, 2017, the Company issued 20,181 shares of restricted Class B Common Stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.  The shares of restricted stock represent a portion of the calendar year 2017 compensation earned by certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The shares of restricted stock will vest over a three-year period from the date of grant.  The shares of restricted stock were valued based on the closing price of the Company's Class B Common Stock on February 8, 2017, the day the shares of restricted stock were granted.  Each share of restricted stock was valued at $23.80 per share, representing a total value of $480.  Non-vested shares of restricted stock will be forfeited should an executive's employment terminate for any reason other than death, disability or retirement, as defined by the Compensation Committee.

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted performance-based equity awards (the "2017 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2017 growth in net premiums earned and the Company's 2017 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2017 LTIP Awards were earned based on the Company's performance in 2017, and therefore no shares were issued pursuant to the 2017 LTIP Awards.  In addition to the 2017 LTIP Awards, in May 2017 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2017 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of December 31, 2018.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio, as defined above.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of December 31, 2018.

On November 13, 2018, the Company entered into an employment agreement (the "Agreement") with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of the Agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Stock Grant"), of which 42,500 shares will vest as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company recorded $140 in expense in the fourth quarter of 2018 related to the Stock Grant.

Note J – Segment Information

Effective January 1, 2017, the Company determined that its business constituted one reportable property and casualty insurance segment based on how its operating results are regularly reviewed by the Company's chief operating decision maker when making decisions about how resources are allocated and assessing performance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.  In addition, the Company provides workers' compensation coverage for a variety of operations outside the transportation industry.

The following table summarizes segment revenues for the years ended December 31:

	2018	2017	2016
Revenues:
Net premiums earned	$432,880	$328,145	$276,011
Net investment income	22,048	18,095	14,483
Net realized and unrealized gains (losses) on investments	(25,691)	19,686	23,228
Commissions and other income	9,932	5,308	5,275
Total revenues	$439,169	$371,234	$318,997
Note K - Earnings (Loss) Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31:

	2018	2017	2016
Average shares outstanding for basic earnings (loss) per share	14,964,812	15,065,216	15,071,900

Dilutive effect of share equivalents	–	42,220	12,108

Average shares outstanding for diluted earnings (loss) per share	14,964,812	15,107,436	15,084,008

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

Acceptable collateral may be provided in the form of letters of credit on Company-approved banks, Company-approved marketable securities or cash.  At December 31, 2018, the Company held collateral in the aggregate amount of $333,188.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimated losses that are expected to occur within the SIR or deductible prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, FedEx Corporation and certain of its subsidiaries and related entities ("FedEx"), and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to FedEx to be as much as 70% (after-tax) of shareholders' equity at December 31, 2018.

The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements.  These recoverables are only partially collateralized.  The largest amount due from an individual reinsurer, net of collateral and offsets, was $48,473 at December 31, 2018.

Note M – Acquisition and Related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets of $179.  Accumulated amortization of intangible assets was $179 as of both December 31, 2018 and 2017.

During the fourth quarter of 2018, the Company conducted its annual impairment review.  Based on the results of that review, the Company concluded that its entire goodwill balance was impaired, resulting in an impairment loss of $3,152.  The Company utilized a market approach, which considered revenue and earnings multiples of its own and comparable company information. In the analysis, the Company considered the significant decline in its stock price and the decline in overall financial performance during 2018, particularly in more recent periods, as well as the downgrade to its A.M. Best rating in late 2018.

Note N – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivables, reinsurance recoverable, accounts payable and accrued expenses, income taxes payable, short-term borrowings and unearned premiums approximate fair value because of the short-term nature of these items. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,687	$–	$10,687	$–
Agency mortgage-backed securities	37,385	–	37,385	–
Asset-backed securities	64,422	–	64,422	–
Bank loans	9,750	–	9,750	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,423	–	5,423	–
Corporate securities	186,651	–	186,651	–
Options embedded in convertible securities	3,799	–	3,799	–
Mortgage-backed securities	38,540	–	38,540	–
Municipal obligations	29,155	–	29,155	–
Non-U.S. government obligations	25,180	–	25,180	–
U.S. government obligations	178,818	–	178,818	–
Total fixed income securities	592,645	2,835	589,810	–
Equity securities:
Consumer	17,945	17,945	–	–
Energy	3,179	3,179	–	–
Financial	25,253	25,253	–	–
Industrial	6,920	6,920	–	–
Technology	2,303	2,303	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	5,489	–	–
Other	5,333	5,333	–	–
Total equity securities	66,422	66,422	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	156,855	–	156,855	–
Total	$816,922	$70,257	$746,665	$–

As of December 31, 2017:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$16,586	$–	$16,586	$–
Agency mortgage-backed securities	27,075	–	27,075	–
Asset-backed securities	43,469	–	43,469	–
Bank loans	19,488	–	19,488	–
Certificates of deposit	3,135	3,135	–	–
Collateralized mortgage obligations	6,492	–	6,492	–
Corporate securities	193,058	–	193,058	–
Options embedded in convertible securities	5,291	–	5,291	–
Mortgage-backed securities	24,204	–	24,204	–
Municipal obligations	96,650	–	96,650	–
Non-U.S. government obligations	37,394	–	37,394	–
U.S. government obligations	49,011	–	49,011	–
Total fixed income securities	521,853	3,135	518,718	–
Equity securities:
Consumer	46,578	46,578	–	–
Energy	10,278	10,278	–	–
Financial	45,470	45,470	–	–
Industrial	25,402	25,402	–	–
Technology	13,061	13,061	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	50,291	45,276	5,015	–
Other	10,683	10,683	–	–
Total equity securities	201,763	196,748	5,015	–
Short-term	1,000	1,000	–	–
Cash equivalents	59,173	–	59,173	–
Total	$783,789	$200,883	$582,906	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at December 31, 2018 or 2017. Level 3 assets, when present, are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs is as follows for the years ended December 31:

	2018	2017
Beginning of period balance	$–	$25,218
Total gains or losses (realized) included in income	–	406
Purchases	–	81
Settlements	–	(9,123)
Transfers into Level 3	–	144
Transfers out of Level 3	–	(16,726)
End of period balance	$–	$–

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2018.

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

Commercial mortgage loans:  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans.  The fair value of the Company’s investment in these commercial mortgage loans is based on expected future cash flows discounted at the current interest rate for origination of similar quality loans, adjusted for specific loan risk.  These investments are classified as Level 3.

Short-term borrowings: The fair value of the Company's short-term borrowings is based on quoted market prices for the same or similar debt, or, if no quoted market prices are available, on the current market interest rates available to the Company for debt of similar terms and remaining maturities.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at December 31, 2018 and 2017 is as follows:

2018:	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$55,044	$–	$–	$55,044	$55,044
Commercial mortgage loans	6,672	–	–	6,672	6,672
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

2017:
Assets:
Limited partnerships	$70,806	$–	$–	$70,806	$70,806
Commercial mortgage loans	–	–	–	–	–
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:

	2018				2017
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$105,462	$111,940	$96,807	$118,671	$73,974	$67,996	$89,100	$97,075
Net investment income	4,636	5,796	5,578	6,038	3,692	4,716	4,027	5,661
Net realized and unrealized gains (losses) on investments	(4,533)	(3,435)	2,373	(20,096)	6,294	3,296	5,944	4,152
Losses and loss expenses incurred	72,298	77,488	94,540	101,537	48,599	71,754	60,673	66,492

Net income (loss)	330	2,487	(12,325)	(24,567)	6,756	(12,343)	7,434	16,476

Net income (loss) per share	$0.02	$0.17	$(0.82)	$(1.65)	$0.45	$(0.82)	$0.49	$1.10

Note P - Statutory

Net income of the Insurance Subsidiaries, all of which are wholly-owned, as determined in accordance with statutory accounting practices, was $36,236, $22,000 and $31,647 for 2018, 2017 and 2016, respectively.  Consolidated statutory capital and surplus for these Insurance Subsidiaries was $395,891 and $421,663 at December 31, 2018 and 2017, respectively, of which $64,134 may be transferred by dividend or loan to Protective during calendar year 2019 with proper notification to, but without approval from, regulatory authorities.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2018, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $117,426.  Actual consolidated statutory capital and surplus at December 31, 2018 exceeded this requirement by $278,464.

Note Q - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2018, 2017 and 2016 was $204, $417 and $157, respectively.  At December 31, 2018, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2019	$342
2020	114
2021	15
2022 and thereafter	1
Total minimum payments required	$472

Note R – Debt

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement, which has an expiration date of August 9, 2022, replaced the Company's revolving line of credit that was to expire on September 23, 2018.  Interest on this credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of December 31, 2018.  At December 31, 2018, the effective interest rate was 3.61%, and the Company had $20,000 remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of December 31, 2018, requiring the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Note S - Related Parties

At December 31, 2018, the Company is invested in two limited partnerships with an aggregate estimated value of $32,028 that are managed by organizations in which one director of the Company is an executive officer and owner.  The Company’s ownership interest in these limited partnerships at December 31, 2018 was 6% for the New Vernon India Fund and 37% for the New Vernon Global Opportunity Fund.  During 2018, the Company withdrew $4,229 from the New Vernon Global Opportunity Fund II, which liquidated its investment in this limited partnership.  The Company also withdrew $2,271 from the New Vernon Global Opportunity Fund, which reduced its investment in this limited partnership.  These limited partnerships contributed to or (reduced) investment gains, net of fees, in 2018, 2017 and 2016 by ($5,059), $9,549 and ($971), respectively.

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  These investment firms manage equity securities and fixed income portfolios with an aggregate market value of approximately $17,065 at December 31, 2018.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios were $103, $97 and $207 for the years ended December 31, 2018, 2017 and 2016.

Note T – Subsequent Events

In January 2019, the Company withdrew $10,000 from the New Vernon India Fund limited partnership, which reduced the Company's investment in this limited partnership.  The Company also withdew $5,684 from the New Vernon Global Opportunity Fund limited partnership, which liquidated the Company's investment in this limited partnership.

On February 26, 2019, the Board of Directors of Protective Insurance Corporation declared a quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable March 26, 2019 to shareholders of record on March 12, 2019.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response to this item is required.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2018, under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the three months ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Responsibility for Financial Statements

Management is responsible for the preparation of the Company's consolidated financial statements and related information appearing in this Annual Report on Form 10-K.  Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company's financial position and results of operations in conformity with U.S. generally accepted accounting principles.  Management has included in the Company's financial statements amounts that are based upon estimates and judgments which it believes are reasonable under the circumstances.

The Audit Committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the Company's evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on Internal Control over Financial Reporting
We have audited Protective Insurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Protective Insurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Protective Insurance Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 7, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ ERNST & YOUNG LLP Indianapolis, Indiana March 7, 2019

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company's directors and nominees for director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

The executive officers of the Company are expected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.

The following summary sets forth certain information concerning the Company's executive officers as of February 28, 2019:

Name	Age	Title	Served in Such Capacity Since
John D. Nichols Jr.	58	Interim Chief Executive Officer and Chairman of the Board of Directors	2018 (1)
William C. Vens	47	Chief Financial Officer	2016 (2)
Matthew A. Thompson	54	Executive Vice President	2016 (3)
Jeremy F. Goldstein	47	Executive Vice President	2017 (4)
Patrick S. Schmiedt	38	Chief Underwriting Officer	2018 (5)

(1)
Mr. Nichols was appointed Interim Chief Executive Officer and elected Chairman of the Board of Directors in October 2018.  Mr. Nichols joined the Company's Board of Directors in May 2017, most recently serving as the Chairman of the Audit Committee from March 2017 until October 2018.  Mr. Nichols served as Chief Executive Officer of AXIS Re, a leading reinsurer to global property and casualty insurance companies, from 2012 until February 2017.  Prior to joining Axis Re, Mr. Nichols served as President of RenaissanceRe Ventures Ltd. from 2001 until 2010, where he was responsible for business development and management of joint venture and venture capital business.  Mr. Nichols is also a director of Delaware North Companies and National General Holdings Corp.

(2)
Mr. Vens was elected Chief Financial Officer in August 2016.  Mr. Vens joined the Company in June 2014 as Managing Director – Finance and after that served as Vice President of Strategy and Planning from June 2016 until August 2016.  Prior to joining the Company, Mr. Vens served as Chief Financial Officer of HighWave Energy, Inc. from 2011 to May 2014.

(3)	Mr. Thompson was elected Executive Vice President in November 2016. He previously served as Senior Vice President of the Company from 2015 to 2016 and as Vice President of Sales from 2011 to 2015.

(4)
Mr. Goldstein was elected Executive Vice President in November 2017.  He previously served as Senior Vice President of the Company from 2015 to 2017, as Vice President from 2011 to 2015 and as Corporate Secretary from 2016 to 2018.

(5)
Mr. Schmiedt was elected Chief Underwriting Officer in October 2018.  He previously served as Senior Vice President of Underwriting from 2016 to 2018, as Vice President of Underwriting from 2015 to 2016 and as Assistant Vice President of Underwriting from 2013 to 2015.

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

The Code is available on our website at www.protectiveinsurance.com. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  We intend to disclose on our website any amendments to, or waivers from, the Code that are required to be publicly disclosed pursuant to the rules of the SEC and Nasdaq.  Copies can also be obtained free of charge by contacting our Investor Relations department at investors@protectiveinsurance.com or by written request to Protective Insurance Corporation, Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is incorporated herein by reference from the Company's definitive Proxy Statement for its 2019 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.
List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets - December 31, 2018 and 2017
Consolidated Statements of Operations - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

2.	List of Financial Statement Schedules--The following consolidated financial statement schedules of Protective Insurance Corporation and subsidiaries are included in this Annual Report on Form 10-K:

Pursuant to Article 7:
Schedule I     Summary of Investments--Other than Investments in Related Parties
Schedule II    Condensed Financial Information of Registrant
Schedule III   Supplementary Insurance Information
Schedule IV   Reinsurance
Schedule VI   Supplemental Information Concerning Property/Casualty Insurance Operations

All other schedules to the consolidated financial statements required by Article 7 and Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Index to Exhibits:

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of Protective Insurance Corporation (Incorporated as an exhibit by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)

3.2	Code of By-Laws of Protective Insurance Corporation, as amended February 22, 2019

10.1	1981 Employee Stock Purchase Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting held May 5, 1981) (SEC File No. 000-05534)*

10.2
Baldwin & Lyons, Inc. Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 1, 2010 for its Annual Meeting held May 4, 2010)(SEC File No. 000-05534)*

10.3
Baldwin & Lyons, Inc. Annual Incentive Plan (Incorporated as an exhibit by reference to Appendix A to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.4
Baldwin & Lyons, Inc. Long-Term Incentive Plan (Incorporated as an exhibit by reference to Appendix B to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.5
Severance, Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 10, 2018, by and between the Company and W. Randall Birchfield (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)*

10.6
Severance, Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 22, 2018, by and between the Company and Matthew A. Thompson (Incorporated as an exhibit by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)*

10.7
Severance Pay, Release and Waiver of Rights, dated February 15, 2018, by and between the Company and Michael J. Case (Incorporated as an exhibit by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)*

10.8
Employment Agreement, dated as of August 13, 2018, by and between the Company and W. Randall Birchfield (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2018)*

10.9	Separation and Release Agreement, dated as of October 17, 2018, by and between the Company and W. Randall Birchfield*

10.10
Employment Agreement, dated as of November 13, 2018, by and between the Company and John D. Nichols, Jr. (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 16, 2018)*

10.11	Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated May 25, 2018, by and between the Company and Jeremy F. Goldstein*

10.12	Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated July 26, 2018 by and between the Company and Patrick S. Schmiedt*

21	Subsidiaries of Protective Insurance Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney for certain Officers and Directors

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

* Indicates management contracts or compensatory plans or arrangements.

Item 16.  FORM 10-K SUMMARY

None.

SCHEDULE I

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)
As of December 31, 2018

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Consolidated Balance Sheet (1)
Fixed Income Securities:
Bonds:
Agency collateralized mortgage obligations	$10,636	$10,687	$10,687
Agency mortgage-backed securities	37,168	37,385	37,385
Asset-backed securities	66,241	64,422	64,422
Bank loans	10,208	9,750	9,750
Certificates of deposit	2,835	2,835	2,835
Collateralized mortgage obligations	5,095	5,423	5,423
Corporate securities	196,925	190,450	190,450
Mortgage-backed securities	38,586	38,540	38,540
Municipal obligations	29,102	29,155	29,155
Non-U.S. government obligations	25,339	25,180	25,180
U.S. government obligations	178,369	178,818	178,818
Total fixed income securities	600,504	592,645	592,645

Equity Securities:
Common Stocks:
Consumer	15,963	17,945	17,945
Energy	3,981	3,179	3,179
Financial	23,111	25,253	25,253
Industrial	3,287	6,920	6,920
Technology	1,259	2,303	2,303
Funds (e.g. mutual funds, closed end funds, ETFs)	6,797	5,489	5,489
Other	5,032	5,333	5,333
Total equity securities	59,430	66,422	66,422

Commercial mortgage loans	6,672	6,672	6,672
Short-term:
Certificates of deposit	1,000	1,000	1,000
Total short-term and other	1,000	1,000	1,000

Total investments	$667,606	$666,739	$666,739

(1)	Amounts presented above do not include investments of $156,855 classified as cash and cash equivalents in the consolidated balance sheet.

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS - PARENT COMPANY ONLY
(in thousands)

	December 31
	2018	2017
Assets
Investment in subsidiaries	$401,260	$436,879
Due from affiliates	1,152	1,191
Investments other than subsidiaries:
Fixed income securities	22,302	22,306
Limited partnerships	215	222
	22,517	22,528
Cash and cash equivalents	15,185	26,496
Accounts receivable	2,276	6,833
Other assets	28,794	24,772
Total assets	$471,184	$518,699

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$22,964	$14,046
Deposits from insureds	58,748	60,893
Short-term borrowings	20,000	20,000
Other liabilities	13,390	4,949
	115,102	99,888
Shareholders' equity:
Common stock:
Class A	112	112
Class B	522	530
Additional paid-in capital	54,720	55,078
Accumulated other comprehensive income (loss)	(7,347)	46,391
Retained earnings	308,075	316,700
	356,082	418,811

Total liabilities and shareholders' equity	$471,184	$518,699

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME (LOSS) - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2018	2017	2016
Revenue:
Commissions and service fees	$17,456	$18,863	$27,736
Cash dividends from subsidiaries	5,000	10,000	20,000
Net investment income	569	348	134
Net realized gains (losses) on investments	(192)	308	(3)
Other	51	(106)	(24)
	22,884	29,413	47,843
Expenses:
Salary and related items	20,158	18,140	17,462
Other	11,724	9,686	10,808
	31,882	27,826	28,270
Income (loss) before federal income tax benefit and equity in undistributed income of subsidiaries	(8,998)	1,587	19,573
Federal income tax benefit	(2,862)	(2,971)	(69)
	(6,136)	4,558	19,642
Equity in undistributed income of subsidiaries	(27,939)	13,765	9,303

Net income (loss)	$(34,075)	$18,323	$28,945

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2018	2017	2016
Net income (loss)	$(34,075)	$18,323	$28,945

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities:
Unrealized net gains (losses) arising during the period	(9,680)	17,340	8,618
Less: reclassification adjustment for net gains (losses) included in net income (loss)	(2,812)	4,691	13,491
	(6,868)	12,649	(4,873)

Foreign currency translation adjustments	(830)	522	235

Other comprehensive income (loss)	(7,698)	13,171	(4,638)

Comprehensive income (loss)	$(41,773)	$31,494	$24,307

SCHEDULE II
PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2018	2017	2016
Net cash provided by operating activities	$14,019	$44,998	$15,484

Investing activities:
Purchases of investments	(11,435)	(21,365)	(4,000)
Sales or maturities of investments	11,213	9,146	3,493
Net sales of short-term investments	–	–	2,165
Distributions from limited partnerships	–	298	–
Net purchases of property and equipment	(3,677)	(3,394)	(4,278)
Net cash used in investing activities	(3,899)	(15,315)	(2,620)

Financing activities:
Dividends paid to shareholders	(16,835)	(16,302)	(15,803)
Repurchase of common shares	(4,596)	(1,880)	–
Net cash used in financing activities	(21,431)	(18,182)	(15,803)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(11,311)	11,501	(2,939)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	26,496	14,995	17,934
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$15,185	$26,496	$14,995

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

SCHEDULE III

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	As of December 31				Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Net Premium Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
						(A)	(A)		(A) (B)
Property/Casualty Insurance
2018	$6,568	$865,339	$71,625	–	$432,880	$22,048	$345,864	$78,105	$23,514	$444,398

2017	5,608	680,274	53,085	–	328,145	18,095	247,518	70,574	14,043	353,389

2016	1,172	576,330	21,694	–	276,011	14,483	186,481	51,597	8,180	271,752

(A)
Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B)	Commission allowances relating to reinsurance ceded are offset against other operating expenses.

SCHEDULE IV

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
REINSURANCE
((in thousands)

	Direct Premiums	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned -
Years Ended December 31:
2018	$562,364	$131,080	$1,596	$432,880	0.4%

2017	470,158	145,201	3,188	328,145	1.0%

2016	394,679	130,012	11,344	276,011	4.1%

Note:
Included in Ceded to Other Companies is $0, $0 and $86 for 2018, 2017 and 2016, respectively, relating to retrocessions associated with premiums assumed from other companies.  Percentage of Amount Assumed to Net above considers the impact of this retrocession.

SCHEDULE VI

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(in thousands)

	As of December 31				Year Ended December 31
	Deferred Policy	Reserves for Unpaid Claims	Discount, if any Deducted			Net	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims	Net
Affiliation with Registrant	Acquisition Costs	Adjustment Expenses	from Reserves	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
Consolidated Property/Casualty Subsidiaries:
2018	$6,568	$865,339	$–	$71,625	$432,880	$22,048	$329,078	$16,786	$78,105	$228,591	$444,398
2017	5,608	680,274	–	53,085	328,145	18,095	228,303	19,215	70,574	200,154	353,389
2016	1,172	576,330	–	21,694	276,011	14,483	172,645	13,836	51,597	163,467	271,752

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

March 7, 2019	By:	/s/ John D. Nichols, Jr.
John D. Nichols, Jr.
Interim Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John D. Nichols, Jr.	Interim Chief Executive Officer and Chairman of the Board of Directors	March 7, 2019
John D. Nichols, Jr.	(Principal Executive Officer)

/s/ William C. Vens	Chief Financial Officer	March 7, 2019
William C. Vens	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Bensinger	Director	March 7, 2019
Steven J. Bensinger

/s/ Stuart D. Bilton	Director	March 7, 2019
Stuart D. Bilton

/s/ Otto N. Frenzel IV	Director	March 7, 2019
Otto N. Frenzel IV

/s/ LoriAnn Lowery-Biggers	Director	March 7, 2019
LoriAnn Lowery-Biggers

/s/ David W. Michelson	Director	March 7, 2019
David W. Michelson

/s/ James A. Porcari III	Director	March 7, 2019
James A. Porcari III

/s/ Nathan Shapiro	Director	March 7, 2019
Nathan Shapiro

/s/ Robert Shapiro	Director	March 7, 2019
Robert Shapiro