Form 10-Q
period 2019-03-31
Protective Insurance Corp
filed 2019-05-08
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓_      No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ✓    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No    ✓_

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, No Par Value	PTVCA	The Nasdaq Stock Market LLC
Class B Common Stock, No Par Value	PTVCB	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2019:

Common Stock, No Par Value:	Class A (voting)	2,615,216
	Class B (non-voting)	12,076,998
		14,692,214

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31 2019	December 31 2018
Assets
Investments:
Fixed income securities	$671,973	$592,645
Equity securities	68,956	66,422
Limited partnerships	38,239	55,044
Commercial mortgage loans	7,844	6,672
Short-term and other	1,000	1,000
	788,012	721,783

Cash and cash equivalents	117,418	163,996
Restricted cash and cash equivalents	15,888	6,815
Accounts receivable	108,974	102,972
Reinsurance recoverable	404,424	392,436
Other assets	95,572	88,426
Current federal income taxes recoverable	6,025	7,441
Deferred federal income taxes	3,478	6,262
	$1,539,791	$1,490,131

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$894,221	$865,339
Reserves for unearned premiums	80,332	71,625
Reinsurance payable	62,802	66,632
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	116,366	110,453
	1,173,721	1,134,049
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2019 - 2,615,239; 2018 - 2,615,339	112	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2019 - 12,249,414; 2018 - 12,253,922	522	522
Additional paid-in capital	55,049	54,720
Accumulated other comprehensive income (loss)	1,416	(7,347)
Retained earnings	308,971	308,075
	366,070	356,082
	$1,539,791	$1,490,131

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31
	2019	2018
Revenues
Net premiums earned	$110,013	$105,462
Net investment income	6,232	4,636
Commissions and other income	2,064	1,814
Net realized gains (losses) on investments, excluding impairment losses	(39)	376
Other-than-temporary impairment losses on investments	(260)	–
Net unrealized gains (losses) on equity securities and limited partnership investments	6,327	(4,909)
Net realized and unrealized gains (losses) on investments	6,028	(4,533)
	124,337	107,379

Expenses
Losses and loss expenses incurred	87,122	72,298
Other operating expenses	33,701	34,767
	120,823	107,065
Income before federal income tax expense (benefit)	3,514	314
Federal income tax expense (benefit)	766	(16)
Net income	$2,748	$330

Per share data:
Basic and diluted earnings	$.18	$.02

Dividends paid to shareholders	$.10	$.28

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,848	15,010
Dilutive effect of share equivalents	30	24
Average shares outstanding - diluted	14,878	15,034

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31
	2019	2018
Net income	$2,748	$330

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	8,456	(3,121)

Foreign currency translation adjustments	307	(223)

Other comprehensive income (loss)	8,763	(3,344)

Comprehensive income (loss)	$11,511	$(3,014)

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained
Description	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	2,748	2,748
Foreign currency translation adjustment, net of tax	–	–	–	–	–	307	–	307
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	8,456	–	8,456
Common stock dividends	–	–	–	–	–	–	(1,493)	(1,493)
Repurchase of common stock	–	–	(25)	(1)	(108)	–	(359)	(468)
Restricted stock grants	–	–	20	1	437	–	–	438
Balance at March 31, 2019	2,615	$112	12,249	$522	55,049	$1,416	$308,971	$366,070

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained
Description	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total Equity
Balance at December 31, 2017	2,623	$112	12,424	$530	$55,078	$46,391	$316,700	$418,811
Cumulative effect of adoption of ASU 2016-01, net of tax	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02	–	–	–	–	–	117	(117)	–
Net income	–	–	–	–	–	–	330	330
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(223)	–	(223)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(3,121)	–	(3,121)
Common stock dividends	–	–	–	–	–	–	(4,229)	(4,229)
Repurchase of common stock	–	–	(11)	–	(45)	–	(190)	(235)
Restricted stock grants	–	–	5	–	478	–	–	478
Balance at March 31, 2018	2,623	$112	12,418	$530	$55,511	$(2,993)	$358,651	$411,811

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2019	2018
Operating activities
Net income	$2,748	$330
Adjustments to reconcile net income to net cash provided by operating activities	8,657	7,697
Net cash provided by operating activities	11,405	8,027

Investing activities
Purchases of fixed income and equity securities	(140,645)	(140,820)
Purchases of limited partnership interests	–	(200)
Distributions from limited partnerships	17,214	–
Proceeds from maturities	16,776	14,021
Proceeds from sales of fixed income securities	52,199	89,636
Proceeds from sales of equity securities	9,169	59,757
Purchase of insurance company-owned life insurance	–	(10,000)
Purchase of commercial mortgage loans	(1,172)	–
Purchases of property and equipment	(797)	(1,218)
Proceeds from disposals of property and equipment	–	4
Net cash provided by (used in) investing activities	(47,256)	11,180

Financing activities
Dividends paid to shareholders	(1,493)	(4,229)
Repurchase of common shares	(468)	(235)
Net cash used in financing activities	(1,961)	(4,464)

Effect of foreign exchange rates on cash and cash equivalents	307	(223)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(37,505)	14,520
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	170,811	68,713
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$133,306	$83,233

See notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(All dollar amounts presented in these notes are in thousands, except share and per share data)

(1)  Summary of Significant Accounting Policies:

Description of Business:  Protective Insurance Corporation (the "Company"), based in Carmel, Indiana, is a property-casualty insurer specializing in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  In addition, the Company offers workers' compensation coverage for a variety of operations outside the transportation industry.  The Company operates as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The term “Insurance Subsidiaries,” as used throughout this document, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2019 or any other future period.

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. There was no valuation allowance on the Company's commercial mortgage loans as of March 31, 2019.

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

Fixed income securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed income securities are reflected directly in shareholders' equity. Included within available-for-sale fixed income securities are convertible debt securities.  A portion of the changes in the fair values of convertible debt securities is reflected as a component of net realized gains (losses) on investments, excluding impairment losses within the condensed consolidated statements of operations.  Realized gains and losses on disposals of fixed income securities are recorded on the trade date.  Realized gains and losses on fixed income securities are determined by the specific identification of the cost of investments sold and are included in net realized gains (losses) on investments, excluding impairment losses.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premium.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at March 31, 2019.

Recently Adopted Accounting Pronouncements: In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 superseded the current lease guidance in Accounting Standards Codification ("ASC") Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.   The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of the new guidance. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company's adoption of the new standard did not have any impact on the Company's condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and lease liability being recorded on the condensed consolidated balance sheet as of March 31, 2019 of approximately $400, which is included within other assets and accounts payable and other liabilities.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018 and some amendments in this update do not require transition guidance and were effective upon issuance of this update. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. This update introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

(2)  Investments:

The following is a summary of available-for-sale securities at March 31, 2019 and December 31, 2018:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
March 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$15,773	$15,567	$265	$(59)	$206
Agency mortgage-backed securities	41,283	40,486	849	(52)	797
Asset-backed securities	77,307	77,890	180	(763)	(583)
Bank loans	11,284	11,372	38	(126)	(88)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,433	5,072	433	(72)	361
Corporate securities	227,529	227,017	2,110	(1,598)	512
Mortgage-backed securities	37,984	37,699	588	(303)	285
Municipal obligations	30,357	30,056	383	(82)	301
Non-U.S. government obligations	30,879	30,810	162	(93)	69
U.S. government obligations	191,309	190,324	1,469	(484)	985
Total fixed income securities	$671,973	$669,128	$6,477	$(3,632)	$2,845

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$10,636	$145	$(94)	$51
Agency mortgage-backed securities	37,385	37,168	371	(154)	217
Asset-backed securities	64,422	66,241	14	(1,833)	(1,819)
Bank loans	9,750	10,208	27	(485)	(458)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,423	5,095	376	(48)	328
Corporate securities	190,450	196,925	127	(6,602)	(6,475)
Mortgage-backed securities	38,540	38,586	377	(423)	(46)
Municipal obligations	29,155	29,102	239	(186)	53
Non-U.S. government obligations	25,180	25,339	6	(165)	(159)
U.S. government obligations	178,818	178,369	1,252	(803)	449
Total fixed income securities	$592,645	$600,504	$2,934	$(10,793)	$(7,859)

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at March 31, 2019 and  December 31, 2018, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	March 31, 2019			December 31, 2018
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	85	$96,462	$(1,570)	275	$282,646	$(7,296)
Greater than 12 months	253	208,253	(2,062)	217	131,001	(3,497)
Total fixed income securities	338	$304,715	$(3,632)	492	$413,647	$(10,793)

The fair value and the cost or amortized costs of fixed income investments at March 31, 2019, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$95,201	$95,347
Excess of one year to five years	315,983	314,909
Excess of five years to ten years	81,812	80,997
Excess of ten years	6,630	6,233
Contractual maturities	499,626	497,486
Asset-backed securities	172,347	171,642
Total	$671,973	$669,128

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31
	2019	2018

Gross gains on available-for-sale fixed income securities sold during the period	$3,171	$2,443
Gross losses on available-for-sale fixed income securities sold during the period	(3,527)	(2,708)

Other-than-temporary impairments	(260)	–

Change in value of limited partnership investments	408	(2,603)

Gains (losses) on equity securities:
Realized gains on equity securities sold during the period	317	641
Unrealized gains (losses) on equity securities held at the end of the period	5,919	(2,306)
Realized and unrealized gains (losses) on equity securities during the period	6,236	(1,665)

Net realized and unrealized gains (losses) on investments	$6,028	$(4,533)

Shareholders' equity at March 31, 2019 included approximately $27,203, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the three months ended March 31, 2019 and 2018.

	2019	2018
Three months ended March 31:
Premiums ceded to reinsurers	$30,173	$32,442
Losses and loss expenses ceded to reinsurers	30,789	26,661
Commissions from reinsurers	7,233	7,880

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the three months ended March 31, 2019 and 2018 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Three Months Ended March 31
	2019	2018
Reserves, gross of reinsurance recoverable, at the beginning of the year	$865,339	$680,274
Reinsurance recoverable on unpaid losses at the beginning of the year	375,935	308,143
Reserves at the beginning of the year	489,404	372,131

Provision for losses and loss expenses:
Claims occurring during the current period	88,180	73,899
Claims occurring during prior periods	(1,058)	(1,601)
Total incurred	87,122	72,298

Loss and loss expense payments:
Claims occurring during the current period	8,708	10,683
Claims occurring during prior periods	56,747	48,655
Total paid	65,455	59,338
Reserves at the end of the period	511,071	385,091

Reinsurance recoverable on unpaid losses at the end of the period	383,150	309,359
Reserves, gross of reinsurance recoverable, at the end of the period	$894,221	$694,450

The table above shows a reserve savings of $1,058 that developed during the three months ended March 31, 2019 in the settlement of claims occurring on or before December 31, 2018.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported.

The $1,058 prior accident year savings that developed during the three months ended March 31, 2019 was primarily due to favorable loss development in workers' compensation and independent contractor coverages.  This 2019 savings compares to a savings of $1,601 for the three months ended March 31, 2018, which was also related to favorable loss development from workers' compensation and independent contractor coverages.

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

The following table summarizes segment revenues for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018
Revenues:
Net premiums earned	$110,013	$105,462
Net investment income	6,232	4,636
Net realized and unrealized gains (losses) on investments	6,028	(4,533)
Commissions and other income	2,064	1,814
Total revenues	$124,337	$107,379

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of March 31, 2019.  At March 31, 2019, the effective interest rate was 3.59%, and the Company had $20,000 remaining under the revolving credit facility as of March 31, 2019.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of March 31, 2019, requiring the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

(7)  Taxes:

The effective federal tax rate on consolidated income for the three months ended March 31, 2019 was 21.8% compared to (5.1%) for the three months ended March 31, 2018.  The effective federal income tax rate differs from the normal statutory rate in part as a result of tax-exempt investment income.  The effective tax rate for the three months ended March 31, 2018 was also impacted by the change in accounting for unrealized gains and losses on equity securities related to the Company's adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, where changes in unrealized gains and losses, and the corresponding tax effects, are now recorded in the condensed consolidated statement of operations.  The Company recorded an unrealized loss, and corresponding tax benefit, related to equity securities during the three months ended March 31, 2019.

As of March 31, 2019, the Company's calendar years 2017, 2016 and 2015 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$15,773	$–	$15,773	$–
Agency mortgage-backed securities	41,283	–	41,283	–
Asset-backed securities	77,307	–	77,307	–
Bank loans	11,284	–	11,284	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,433	–	5,433	–
Corporate securities	222,853	–	222,853	–
Options embedded in convertible securities	4,676	–	4,676	–
Mortgage-backed securities	37,984	–	37,984	–
Municipal obligations	30,357	–	30,357	–
Non-U.S. government obligations	30,879	–	30,879	–
U.S. government obligations	191,309	–	191,309	–
Total fixed income securities	671,973	2,835	669,138	–
Equity securities:
Consumer	15,862	15,862	–	–
Energy	3,534	3,534	–	–
Financial	24,814	24,814	–	–
Industrial	7,412	7,412	–	–
Technology	2,631	2,631	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	6,324	6,324	–	–
Other	8,379	8,379	–	–
Total equity securities	68,956	68,956	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	113,377	504	112,873	–
Total	$855,306	$73,295	$782,011	$–

As of December 31, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,687	$–	$10,687	$–
Agency mortgage-backed securities	37,385	–	37,385	–
Asset-backed securities	64,422	–	64,422	–
Bank loans	9,750	–	9,750	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,423	–	5,423	–
Corporate securities	186,651	–	186,651	–
Options embedded in convertible securities	3,799	–	3,799	–
Mortgage-backed securities	38,540	–	38,540	–
Municipal obligations	29,155	–	29,155	–
Non-U.S. government obligations	25,180	–	25,180	–
U.S. government obligations	178,818	–	178,818	–
Total fixed income securities	592,645	2,835	589,810	–
Equity securities:
Consumer	17,945	17,945	–	–
Energy	3,179	3,179	–	–
Financial	25,253	25,253	–	–
Industrial	6,920	6,920	–	–
Technology	2,303	2,303	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	5,489	–	–
Other	5,333	5,333	–	–
Total equity securities	66,422	66,422	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	156,855	–	156,855	–
Total	$816,922	$70,257	$746,665	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at March 31, 2019 or December 31, 2018.  Level 3 assets, when present, are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Limited partnerships	$38,239	$–	$–	$38,239	$38,239
Commercial mortgage loans	7,844	–	–	7,844	7,844
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2018
Assets:
Limited partnerships	$55,044	$–	$–	$55,044	$55,044
Commercial mortgage loans	6,672	–	–	6,672	6,672
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors, which serve as the annual retainer compensation for the outside directors.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  The table below provides detail of the restricted stock issuances to directors for 2018 and 2019:

Grant Date	Number of Shares Issued	Vesting Date	Service Period	Grant Date Fair Value Per Share
5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20

5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05

5/7/2019	29,536	5/7/2020	7/1/2019 - 6/30/2020	$16.25

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted Value Creation Incentive Plan awards (the "2017 VCIP Awards").  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of March 31, 2019.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such award determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of March 31, 2019.

On November 13, 2018, the Company entered into an employment agreement (the "Agreement") with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of the Agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Stock Grant"), of which 42,500 shares will vest as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company recorded $309 of expense during the three months ended March 31, 2019 related to the Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such award determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards will be determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income will be calculated as income (loss) before federal income tax expense (benefit), less net realized gains (losses) on investments, less net unrealized gains (losses) on equity securities and limited partnerships, less net investment income.  The personal performance component of the 2019 LTIP Awards will be determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  Any 2019 LTIP Awards earned will be paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company recorded $24 of expense during the three months ended March 31, 2019 related to the 2019 LTIP Awards.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its insurance subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

(11)  Shareholders' Equity:

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 7, 2018, the Company's Board of Directors reaffirmed its share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25,000.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on March 22, 2019, which authorized the repurchase of up to $3,500 of the Company's outstanding common shares at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934.  The Rule 10b5-1 plan expires on May 9, 2019. No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.

During the three months ended March 31, 2019, the Company paid $468 to repurchase 100 shares of Class A and 24,858 shares of Class B Common Stock under the share repurchase program.

The following table illustrates changes in accumulated other comprehensive income by component for the three months ended March 31, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive income before reclassifications	307	7,671	7,978
Amounts reclassified from accumulated other comprehensive income (loss)	–	785	785

Net current-period other comprehensive income	307	8,456	8,763

Ending balance at March 31, 2019	$(832)	$2,248	$1,416

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of ASU 2016-01, net of tax	–	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of ASU 2018-02	–	117	117
Other comprehensive loss before reclassifications	(223)	(2,998)	(3,221)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(123)	(123)

Net current-period other comprehensive loss	(223)	(3,121)	(3,344)

Ending balance at March 31, 2018	$(532)	$(2,461)	$(2,993)

(12)  Related Parties:

At March 31, 2019, the Company was invested in one limited partnership, the New Vernon India Fund, with an aggregate estimated value of $17,313, that is managed by an organization in which one director of the Company is an executive officer and owner.  The Company's ownership interest in this limited partnership at March 31, 2019 was 4%.  For the three months ended March 31, 2019 and 2018, the Company recorded $48 and $142 of fees related to the management of this limited partnership investment.

In January 2019, the Company withdrew $5,684 from the New Vernon Global Opportunity Fund, which liquidated its investment in this limited partnership.

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  These investment firms manage equity securities and fixed income portfolios with an aggregate market value of approximately $7,899 at March 31, 2019.  Total commissions and net fees earned by the investment firms and affiliates on these portfolios were $5 and $27 for the three months ended March 31, 2019 and 2018.

(13)  Subsequent Events:

In April 2019, the Company withdrew $3,000 from the Arbiter Partners limited partnership, which reduced the Company's investment in this limited partnership.

On May 7, 2019, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable June 4, 2019 to shareholders of record on May 21, 2019.

Pursuant to the Rule 10b5-1 plan entered into on March 22, 2019, the Company paid $3,031 to repurchase 23 shares of Class A and 172,416 shares of Class B Common Stock between April 1, 2019 and the date of this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Protective Insurance Corporation is a property-casualty insurer specializing in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  Additionally, we offer workers' compensation coverage for a variety of operations outside the transportation industry.  We operate as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

The term “Protective,” as used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refers to Protective Insurance Corporation, the parent company.  The terms the “Company,” “we,” “us” and “our,” as used throughout this MD&A, refer to Protective and all of its subsidiaries unless the context clearly indicates otherwise.  The term “Insurance Subsidiaries,” as used throughout this MD&A, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On March 22, 2019, we entered into a stock repurchase plan for the purpose of repurchasing up to $3.5 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 plan expires on May 9, 2019. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the three months ended March 31, 2019, we paid $0.5 million to repurchase 100 shares of Class A and 24,858 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our bonds at March 31, 2019 would be expected to fall by approximately 2.7%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 5.5 years at March 31, 2019 and December 31, 2018.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities market using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $3.4 million to $11.4 million during the three months ended March 31, 2019 compared to $8.0 million for the three months ended March 31, 2018.  The increase in operating cash flows was primarily related to higher premium volume and higher investment income during the three months ended March 31, 2019 compared to the same period in 2018.

Net cash used in investing activities was $47.3 million for the three months ended March 31, 2019 compared to net cash provided by investing activities of $11.2 million for the three months ended March 31, 2018.  The $58.5 million change was primarily related to lower proceeds from sales of our equity and fixed income security investments and our purchases of $1.2 million of commercial mortgage loans in the first quarter of 2019, partially offset by $17.2 million in distributions received from limited partnerships during the first quarter of 2019 and a $0.4 million reduction in purchases of property and equipment. Additionally, the first quarter of 2018 included the purchase of $10.0 million of company-owned life insurance, which did not recur in the first quarter of 2019.

Net cash used in financing activities for the three months ended March 31, 2019 consisted of regular cash dividend payments to shareholders of $1.5 million ($0.10 per share) and $0.5 million to repurchase shares of our Class A and B Common Stock. Financing activities for the three months ended March 31, 2018 consisted of regular cash dividend payments to shareholders of $4.2 million ($0.28 per share) and $0.2 million to repurchase shares of our Class B Common Stock.

Our assets at March 31, 2019 included $113.4 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $95.0 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of March 31, 2019.  At March 31, 2019, the effective interest rate was 3.59%, and we had $20.0 million remaining under the revolving credit facility as of March 31, 2019.  The current outstanding borrowings were used to repay the previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of March 31, 2019, requiring us to have a minimum U.S. Generally Accepted Accounting Principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Annualized net premiums written by our Insurance Subsidiaries for the first quarter of 2019 equaled approximately 120% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of March 31, 2019.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At March 31, 2019, $54.1 million may be transferred by dividend or loan to Protective during the remainder of 2019 without approval by, or prior notification to, regulatory authorities.  An additional $212.5 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $10.1 million at March 31, 2019.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income before federal income tax expense (benefit). We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses less commissions and other income to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commission and other income to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

	2019	2018
Income before federal income tax expense (benefit)	$3,514	$314
Less: Net realized and unrealized gains (losses) on investments	6,028	(4,533)
Less: Net investment income	6,232	4,636
Underwriting income (loss)	$(8,746)	$211

Ratios
Losses and loss expenses incurred	$87,122	$72,298
Net premiums earned	110,013	105,462
Loss ratio	79.2%	68.6%

Other operating expenses	$33,701	$34,767
Less: Commissions and other income	2,064	1,814
Other operating expenses, less commissions and other income	31,637	32,953
Net premiums earned	110,013	105,462
Expense ratio	28.8%	31.2%

Combined ratio	108.0%	99.8%

Results of Operations

Comparison of First Quarter 2019 to First Quarter 2018

	2019	2018	Change	% Change
Gross premiums written	$148,893	$148,823	$70	–
Ceded premiums written	(33,571)	(35,389)	1,818	5.1%
Net premiums written	$115,322	$113,434	$1,888	1.7%

Net premiums earned	$110,013	$105,462	$4,551	4.3%
Net investment income	6,232	4,636	1,596	34.4%
Commissions and other income	2,064	1,814	250	13.8%
Net realized and unrealized gains (losses) on investments	6,028	(4,533)	10,561	233.0%
Total revenue	124,337	107,379
Losses and loss expenses incurred	87,122	72,298	14,824	20.5%
Other operating expenses	33,701	34,767	(1,066)	(3.1)%
Total expenses	120,823	107,065
Income before federal income tax expense (benefit)	3,514	314	3,200
Federal income tax expense (benefit)	766	(16)	782
Net income	$2,748	$330	$2,418

Gross premiums written during the first quarter of 2019 were approximately flat, while net premiums earned increased $4.6 million (4.3%), as compared to the first quarter of 2018.  The higher net premiums earned were the result of the changes in our reinsurance structure discussed below.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 22.5% of gross premiums written for the first quarter of 2019 compared to 23.8% in the first quarter of 2018.  In the third quarter of 2017, we lowered the quota share rate on our workers compensation premiums to reflect growing profitability and confidence in this book of business. We also restructured our commercial automobile reinsurance treaty, moving away from variable premium ceded rates (based on loss performance), to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums).   The impacts of these changes to our reinsurance structure were partially offset by the ceding of an additional $1.6 million in commercial automobile premium from prior treaty years related to variable premium adjustment provisions in our historical reinsurance treaties.

Losses and loss expenses incurred during the first quarter of 2019 increased $14.8 million (20.5%) compared to the first quarter of 2018, resulting in a loss ratio of 79.2% during the first quarter of 2019 compared to a loss ratio of 68.6% during the first quarter of 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and the higher loss ratio in the first quarter of 2019 reflected an increase in current accident year losses driven by severe commercial automobile losses, including continued emergence of severity.  This current accident year development was partially offset by prior accident year net savings of $1.1 million that developed during the three months ended March 31, 2019, primarily due to favorable loss development in workers' compensation and independent contractor coverages.  Including the impact of additional ceded premium discussed above, the total prior accident year impacts were unfavorable by $0.5 million for the three months ended March 31, 2019.

Net investment income for the first quarter of 2019 increased 34.4% to $6.2 million compared to $4.6 million for the first quarter of 2018. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as a reallocation from equity investments held in limited partnerships into short-duration, high quality bonds.  After-tax investment income increased by 31.6% to $5.0 million during the first quarter of 2019, compared to $3.8 million during the first quarter of 2018, reflecting the aforementioned increase in average funds invested and reallocation from limited partnerships to short-duration, high quality bonds.

Net realized and unrealized gains on investments of $6.0 million during the first quarter of 2019 were primarily driven by $6.0 million in unrealized gains on equity securities during the period and a $0.4 million increase in the value of our limited partnership investments, partially offset by other-than-temporary impairments on our fixed income securities of $0.3 million recognized during the period.  Comparative first quarter 2018 net realized and unrealized losses on investments of $4.5 million were driven by a $2.6 million decrease in the value of our limited partnership investments and $2.3 million in unrealized losses on equity securities during the period, partially offset by net realized gains on sales of securities of $0.4 million.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.
Other operating expenses for the first quarter of 2019 decreased $1.1 million, or 3.1%, to $33.7 million compared to the first quarter of 2018.  The decrease was driven primarily by lower salary and benefit expense in addition to lower other operating expenses, partially offset by higher commission expenses as a result of the mix of premium written in the first quarter of 2019.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned (the “expense ratio”) was 28.8% during the first quarter of 2019 compared to 31.2% for the first quarter of 2018. The decrease in the ratio was primarily related to the leveraging effect of higher net premiums earned in the first quarter of 2019 compared to the first quarter of 2018.

Federal income tax expense was $0.8 million for the first quarter of 2019 compared to a federal income tax benefit of less than $0.1 million for the first quarter of 2018. The effective tax rate for the first quarter of 2019 was 21.8% compared to (5.1%) in the first quarter of 2018. The effective federal income tax rate in the current year differed from the normal statutory rate in part as a result of tax-exempt investment income.  The effective tax rate for the three months ended March 31, 2018 was also impacted by the change in accounting for unrealized gains and losses on equity securities related to our adoption of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, where changes in unrealized gains and losses, and the corresponding tax effects, are now recorded in the condensed consolidated statement of operations.

As a result of the factors mentioned above, net income increased $2.4 million to $2.7 million during the first quarter of 2019 compared to net income of $0.3 million during the first quarter of 2018.

Sensitivity Analysis

Management is aware of the potential for variation from the reserves established at any particular point in time. Savings or deficiencies could develop in future valuations of the currently established loss and loss expense reserve estimates under a variety of reasonably possible scenarios. The majority of our reserves for losses and loss expenses, on a net of reinsurance basis, relate to our commercial automobile products. Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for our commercial automobile products for policies subject to certain major reinsurance treaties.  Commercial automobile products covered by our reinsurance treaties are subject to an aggregate stop-loss provision.  Once this aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible only for our $25 retention.  The following table illustrates the financial impact of a further 5% or 10% increase in ultimate losses for each of the five most recent reinsurance treaty years (2014-2018) covering these commercial automobile products:

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense from further strengthening current reserve position	$35.3	$70.7
Net financial loss	9.2	18.1

$/share (after tax)	$0.49	$0.96

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

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our reports filed with the U.S. Securities and Exchange Commission from time to time.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

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

●	our ability to obtain adequate premium rates and manage our operating strategies;

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There have been no changes in our critical accounting policies as disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018.

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2019, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $383 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, there have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Risk
We are exposed to interest rate risk on our fixed income investments. Given the anticipated duration of our liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, a 100 to 200 basis point increase in interest rates would not have a material impact on our ability to conduct daily operations or to meet our obligations and could result in significantly higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in higher yielding securities.

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of March 31, 2019 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$634,881	$(37,092)
100 basis point increase	653,427	(18,546)
Current fair value	671,973	–
100 basis point decrease	690,517	18,544
200 basis point decrease	709,058	37,085

Our selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  Several other factors, including but not limited to the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment, currency fluctuations for non-U.S. debt holdings and other general market conditions, can impact the fair values of fixed income investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented above.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2019 under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2018. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (1)	Remaining Shares Available to be Purchased Under the Program (1)
January 1 – January 31	–	$-	–	2,179,581
February 1 – February 28	–	-	–	2,179,581
March 1 – March 31	24,958	18.72	24,958	2,154,623
Total	24,958		24,958

(1)
On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  Pursuant to this share repurchase program, we entered into a Rule 10b5-1 plan on March 22, 2019, which authorizes the repurchase of up to $3.5 million of our outstanding common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act. The Rule 10b5-1 plan expires on May 9, 2019.  No duration has been placed on our share repurchase program, and we reserve the right to discontinue it at any time.   The share repurchase program does not commit us to repurchase any shares of our Common Stock.  We have funded, and intend to continue to fund, the share repurchase program from cash on hand.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended effective February 22, 2019, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed March 7, 2019.

31.1	Certification of the Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Cash Flows, and (5) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date May 8, 2019

By:	/s/ John D. Nichols, Jr.
John D. Nichols, Jr.
Interim Chief Executive Officer & Chairman of the Board of Directors

Date May 8, 2019

By:	/s/ William C. Vens
William C. Vens
Chief Financial Officer