Form 10-Q
period 2019-06-30
Protective Insurance Corp
filed 2019-08-07
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓       No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ✓    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No    ✓_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2019:

Common Stock, No Par Value:	Class A (voting)	2,612,288
	Class B (non-voting)	11,779,483
		14,391,771

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30 2019	December 31 2018
Assets
Investments:
Fixed income securities	$737,148	$592,645
Equity securities	74,555	66,422
Limited partnerships	35,535	55,044
Commercial mortgage loans	8,884	6,672
Short-term and other	1,000	1,000
	857,122	721,783

Cash and cash equivalents	80,772	163,996
Restricted cash and cash equivalents	16,333	6,815
Accounts receivable	111,573	102,972
Reinsurance recoverable	410,445	392,436
Other assets	87,425	88,426
Current federal income taxes recoverable	4,599	7,441
Deferred federal income taxes	2,757	6,262
	$1,571,026	$1,490,131

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$933,463	$865,339
Reserves for unearned premiums	79,429	71,625
Reinsurance payable	59,313	66,632
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	111,405	110,453
	1,203,610	1,134,049
Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2019 - 2,612,446; 2018 - 2,615,339	112	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2019 - 11,932,076; 2018 - 12,253,922	509	522
Additional paid-in capital	54,065	54,720
Accumulated other comprehensive income (loss)	8,217	(7,347)
Retained earnings	304,513	308,075
	367,416	356,082
	$1,571,026	$1,490,131

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Net premiums earned	$115,631	$111,940	$225,644	$217,402
Net investment income	6,500	5,796	12,732	10,432
Commissions and other income	1,978	2,263	4,043	4,076
Net realized gains on investments, excluding impairment losses	713	915	673	1,290
Other-than-temporary impairment losses on investments	(86)	–	(346)	–
Net unrealized gains (losses) on equity securities and limited partnership investments	2,262	(4,350)	8,589	(9,258)
Net realized and unrealized gains (losses) on investments	2,889	(3,435)	8,916	(7,968)
	126,998	116,564	251,335	223,942

Expenses
Losses and loss expenses incurred	90,433	77,488	177,555	149,787
Other operating expenses	34,615	36,019	68,316	70,784
	125,048	113,507	245,871	220,571
Income before federal income tax expense	1,950	3,057	5,464	3,371
Federal income tax expense	415	570	1,181	554
Net income	$1,535	$2,487	$4,283	$2,817

Per share data:
Basic and diluted earnings	$.11	$.17	$.28	$.19

Dividends paid to shareholders	$.10	$.28	$.20	$.56

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,616	15,014	14,731	15,012
Dilutive effect of share equivalents	63	9	60	9
Average shares outstanding - diluted	14,679	15,023	14,791	15,021

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$1,535	$2,487	$4,283	$2,817

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	6,517	(2,026)	14,973	(5,147)

Foreign currency translation adjustments	284	(188)	591	(411)

Other comprehensive income (loss)	6,801	(2,214)	15,564	(5,558)

Comprehensive income (loss)	$8,336	$273	$19,847	$(2,741)

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	4,283	4,283
Foreign currency translation adjustment, net of tax	–	–	–	–	–	591	–	591
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	14,973	–	14,973
Common stock dividends	–	–	–	–	–	–	(2,987)	(2,987)
Repurchase of common stock	(3)	–	(371)	(15)	(1,614)	–	(4,858)	(6,487)
Restricted stock grants	–	–	49	2	959	––	–	961
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity
Balance at March 31, 2019	2,615	$112	12,249	$522	$55,049	$1,416	$308,971	$366,070
Net income	–	–	–	–	–	–	1,535	1,535
Foreign currency translation adjustment, net of tax	–	–	–	–	–	284	–	284
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	6,517	–	6,517
Common stock dividends	–	–	–	–	–	–	(1,494)	(1,494)
Repurchase of common stock	(3)	–	(346)	(15)	(1,506)	–	(4,499)	(6,020)
Restricted stock grants	–	–	29	2	522	–	–	524
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	2,623	$112	12,424	$530	$55,078	$46,391	$316,700	$418,811
Cumulative effect of adoption of ASU 2016-01, net of tax (Note 1)	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02 (Note 1)	–	–	–	–	–	117	(117)	–
Net income	–	–	–	–	–	–	2,817	2,817
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(411)	–	(411)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(5,147)	–	(5,147)
Common stock dividends	–	–	–	–	–	–	(8,456)	(8,456)
Repurchase of common stock	–	–	(54)	(2)	(234)	–	(1,044)	(1,280)
Restricted stock grants	–	–	10	–	901	–	–	901
Balance at June 30, 2018	2,623	$112	12,380	$528	$55,745	$(5,207)	$356,057	$407,235

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 31, 2018	2,623	$112	12,418	$530	$55,511	$(2,993)	$358,651	$411,811
Net income	–	–	–	–	–	–	2,487	2,487
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(188)	–	(188)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(2,026)	–	(2,026)
Common stock dividends	–	–	–	–	–	–	(4,227)	(4,227)
Repurchase of common stock	–	–	(43)	(2)	(188)	–	(854)	(1,044)
Restricted stock grants	–	–	5	–	422	–	–	422
Balance at June 30, 2018	2,623	$112	12,380	$528	$55,745	$(5,207)	$356,057	$407,235

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2019	2018
Operating activities
Net income	$4,283	$2,817
Adjustments to reconcile net income to net cash provided by operating activities	34,113	21,857
Net cash provided by operating activities	38,396	24,674

Investing activities
Purchases of fixed income and equity securities	(245,099)	(215,226)
Purchases of limited partnership interests	–	(450)
Distributions from limited partnerships	20,231	369
Proceeds from maturities	38,917	37,590
Proceeds from sales of fixed income securities	71,839	102,408
Proceeds from sales of equity securities	14,449	87,557
Purchase of insurance company-owned life insurance	–	(10,000)
Purchase of commercial mortgage loans	(2,213)	–
Purchases of property and equipment	(1,346)	(2,691)
Proceeds from disposals of property and equipment	3	8
Net cash used in investing activities	(103,219)	(435)

Financing activities
Dividends paid to shareholders	(2,987)	(8,456)
Repurchase of common shares	(6,487)	(1,280)
Net cash used in financing activities	(9,474)	(9,736)

Effect of foreign exchange rates on cash and cash equivalents	591	(411)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(73,706)	14,092
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	170,811	68,713
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$97,105	$82,805

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

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. There was no valuation allowance on the Company's commercial mortgage loans as of June 30, 2019.

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

Fixed income securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed income securities are reflected directly in shareholders' equity. Included within available-for-sale fixed income securities are convertible debt securities.  A portion of the changes in the fair values of convertible debt securities is reflected as a component of net realized gains on investments, excluding impairment losses within the condensed consolidated statements of operations.  Realized gains and losses on disposals of fixed income securities are recorded on the trade date.  Realized gains and losses on fixed income securities are determined by the specific identification of the cost of investments sold and are included in net realized gains on investments, excluding impairment losses.

Effective January 1, 2018, the Company adopted new accounting guidance that requires equity securities to be recorded at fair value, with unrealized net gains or losses reflected as a component of net unrealized gains (losses) on equity securities and limited partnership investments within the condensed consolidated statements of operations.  Realized gains and losses on disposals of equity securities are recorded on the trade date and included in net realized gains on investments, excluding impairment losses.  Prior to adoption of the new accounting guidance, unrealized gains and losses related to equity securities were reflected directly in shareholders’ equity unless a decline in value was determined to be other-than-temporary, in which case the loss was charged to income.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at June 30, 2019.

Recently Adopted Accounting Pronouncements:  In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment to reclassify unrealized gains on equity securities of $71,012 ($46,157, net of tax) from other comprehensive income (loss) to retained earnings within the consolidated balance sheet as of December 31, 2018.  Going forward, unrealized gains or losses on equity securities will be recognized in the consolidated statements of operations within net unrealized gains (losses) on equity securities and limited partnership investments.

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 superseded the prior lease guidance in Accounting Standards Codification ("ASC") Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.   The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of the new guidance. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company's adoption of the new standard did not have any impact on the Company's condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the condensed consolidated balance sheet as of June 30, 2019 of approximately $300, which are included within other assets and accounts payable and other liabilities.

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

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This update provides clarification, corrects errors in and makes minor improvements to various ASC topics. Many of the amendments in this update have transition guidance with effective dates for annual periods beginning after December 15, 2018, and some amendments in this update do not require transition guidance and were effective upon issuance of this update. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements:  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU 2018-13 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13. ASU 2016-13 introduces a current expected credit loss model for measuring expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale debt securities to be recognized through an allowance for credit losses rather than as reductions in the amortized cost of the securities, and provides for additional disclosure requirements. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements.

(2)  Investments:

The following is a summary of available-for-sale securities at June 30, 2019 and December 31, 2018:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
June 30, 2019
Fixed income securities
Agency collateralized mortgage obligations	$15,730	$15,384	$352	$(6)	$346
Agency mortgage-backed securities	41,031	39,609	1,438	(16)	1,422
Asset-backed securities	94,880	94,847	539	(506)	33
Bank loans	16,074	16,279	60	(265)	(205)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	6,165	5,686	549	(70)	479
Corporate securities	256,318	251,977	5,185	(844)	4,341
Mortgage-backed securities	42,506	41,706	946	(146)	800
Municipal obligations	32,834	32,177	688	(31)	657
Non-U.S. government obligations	31,378	31,064	326	(12)	314
U.S. government obligations	197,397	194,489	3,092	(184)	2,908
Total fixed income securities	$737,148	$726,053	$13,175	$(2,080)	$11,095

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$10,636	$145	$(94)	$51
Agency mortgage-backed securities	37,385	37,168	371	(154)	217
Asset-backed securities	64,422	66,241	14	(1,833)	(1,819)
Bank loans	9,750	10,208	27	(485)	(458)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,423	5,095	376	(48)	328
Corporate securities	190,450	196,925	127	(6,602)	(6,475)
Mortgage-backed securities	38,540	38,586	377	(423)	(46)
Municipal obligations	29,155	29,102	239	(186)	53
Non-U.S. government obligations	25,180	25,339	6	(165)	(159)
U.S. government obligations	178,818	178,369	1,252	(803)	449
Total fixed income securities	$592,645	$600,504	$2,934	$(10,793)	$(7,859)

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at June 30, 2019 and  December 31, 2018, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	June 30, 2019			December 31, 2018
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	81	$76,363	$(1,166)	275	$282,646	$(7,296)
Greater than 12 months	149	95,614	(914)	217	131,001	(3,497)
Total fixed income securities	230	$171,977	$(2,080)	492	$413,647	$(10,793)

The fair value and the cost or amortized costs of fixed income investments at June 30, 2019, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$99,531	$99,574
Excess of one year to five years	342,358	336,988
Excess of five years to ten years	89,596	87,051
Excess of ten years	11,517	10,894
Contractual maturities	543,002	534,507
Asset-backed securities	194,146	191,546
Total	$737,148	$726,053

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Gross gains on available-for-sale fixed income securities sold during the period	$4,132	$3,691	$7,303	$6,134
Gross losses on available-for-sale fixed income securities sold during the period	(3,154)	(3,088)	(6,681)	(5,796)

Other-than-temporary impairments	(86)	–	(346)	–

Change in value of limited partnership investments	314	(2,842)	722	(5,445)

Gains (losses) on equity securities:
Realized gains (losses) on equity securities sold during the period	(265)	312	51	953
Unrealized gains (losses) on equity securities held at the end of the period	1,948	(1,508)	7,867	(3,814)
Realized and unrealized gains (losses) on equity securities during the period	1,683	(1,196)	7,918	(2,861)

Net realized and unrealized gains (losses) on investments	$2,889	$(3,435)	$8,916	$(7,968)

Shareholders' equity at June 30, 2019 included approximately $25,071, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the 2019 and 2018 comparative periods.

	2019	2018
Three months ended June 30:
Premiums ceded to reinsurers	$32,425	$28,800
Losses and loss expenses ceded to reinsurers	28,859	21,975
Commissions from reinsurers	8,176	6,443

Six months ended June 30:
Premiums ceded to reinsurers	$62,598	$61,241
Losses and loss expenses ceded to reinsurers	59,648	48,636
Commissions from reinsurers	15,410	14,323

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the six months ended June 30, 2019 and 2018 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Six Months Ended
	June 30
	2019	2018
Reserves, gross of reinsurance recoverable, at the beginning of the year	$865,339	$680,274
Reinsurance recoverable on unpaid losses at the beginning of the year	375,935	308,143
Reserves at the beginning of the year	489,404	372,131

Provision for losses and loss expenses:
Claims occurring during the current period	179,211	151,462
Claims occurring during prior periods	(1,656)	(1,675)
Total incurred	177,555	149,787

Loss and loss expense payments:
Claims occurring during the current period	30,573	28,903
Claims occurring during prior periods	92,822	88,965
Total paid	123,395	117,868
Reserves at the end of the period	543,564	404,050

Reinsurance recoverable on unpaid losses at the end of the period	389,899	312,231
Reserves, gross of reinsurance recoverable, at the end of the period	$933,463	$716,281

The table above shows a reserve savings of $1,656 that developed during the six months ended June 30, 2019 in the settlement of claims occurring on or before December 31, 2018.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported.

The $1,656 prior accident year savings that developed during the six months ended June 30, 2019 was primarily due to favorable loss development in workers' compensation and independent contractor coverages.  This savings compares to a savings of $1,675 for the six months ended June 30, 2018, which was also related to favorable loss development from workers' compensation and independent contractor coverages.

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

The following table summarizes segment revenues for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues:
Net premiums earned	$115,631	$111,940	$225,644	$217,402
Net investment income	6,500	5,796	12,732	10,432
Net realized and unrealized gains (losses) on investments	2,889	(3,435)	8,916	(7,968)
Commissions and other income	1,978	2,263	4,043	4,076
Total revenues	$126,998	$116,564	$251,335	$223,942

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of June 30, 2019.  At June 30, 2019, the effective interest rate was 3.50% and the Company had $20,000 remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of June 30, 2019.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

(7)  Taxes:

The effective federal tax rate on consolidated income for the three months ended June 30, 2019 was 21.3% compared to 18.6% for the three months ended June 30, 2018.  The effective federal tax rate on consolidated income for the six months ended June 30, 2019 was 21.6% compared to 16.4% for the six months ended June 30, 2018.  The effective federal income tax rate differs from the normal statutory rate primarily as a result of tax-exempt investment income.  For the three and six months ended June 30, 2019, the Company had lower tax-exempt income when compared to the same periods in 2018, primarily due to the reduction of tax exempt municipal securities within the Company's investment portfolio in the current year as well as a decrease in dividend income, which provides a deduction for taxes, related to the reallocation of equity securities to fixed income securities within the Company’s investment portfolio throughout 2018.

As of June 30, 2019, the Company's calendar years 2017, 2016 and 2015 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$15,730	$–	$15,730	$–
Agency mortgage-backed securities	41,031	–	41,031	–
Asset-backed securities	94,880	–	94,880	–
Bank loans	16,074	–	16,074	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	6,165	–	6,165	–
Corporate securities	251,394	–	251,394	–
Options embedded in convertible securities	4,924	–	4,924	–
Mortgage-backed securities	42,506	–	42,506	–
Municipal obligations	32,834	–	32,834	–
Non-U.S. government obligations	31,378	–	31,378	–
U.S. government obligations	197,397	–	197,397	–
Total fixed income securities	737,148	2,835	734,313	–
Equity securities:
Consumer	17,125	17,125	–	–
Energy	3,340	3,340	–	–
Financial	29,117	29,117	–	–
Industrial	4,176	4,176	–	–
Technology	2,414	2,414	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	9,796	9,796	–	–
Other	8,587	8,587	–	–
Total equity securities	74,555	74,555	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	76,967	–	76,967	–
Total	$889,670	$78,390	$811,280	$–

As of December 31, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,687	$–	$10,687	$–
Agency mortgage-backed securities	37,385	–	37,385	–
Asset-backed securities	64,422	–	64,422	–
Bank loans	9,750	–	9,750	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,423	–	5,423	–
Corporate securities	186,651	–	186,651	–
Options embedded in convertible securities	3,799	–	3,799	–
Mortgage-backed securities	38,540	–	38,540	–
Municipal obligations	29,155	–	29,155	–
Non-U.S. government obligations	25,180	–	25,180	–
U.S. government obligations	178,818	–	178,818	–
Total fixed income securities	592,645	2,835	589,810	–
Equity securities:
Consumer	17,945	17,945	–	–
Energy	3,179	3,179	–	–
Financial	25,253	25,253	–	–
Industrial	6,920	6,920	–	–
Technology	2,303	2,303	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	5,489	–	–
Other	5,333	5,333	–	–
Total equity securities	66,422	66,422	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	156,855	–	156,855	–
Total	$816,922	$70,257	$746,665	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at June 30, 2019 or December 31, 2018.  Level 3 assets, when present, are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2019 and 2018.

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

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership's equity.   The underlying assets of the Company's investments in limited partnerships are carried primarily at fair value; therefore, the Company's carrying value of limited partnerships approximates fair value.  As these investments are not actively traded and the corresponding inputs are based on data provided by the investees, they are classified as Level 3.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Limited partnerships	$35,535	$–	$–	$35,535	$35,535
Commercial mortgage loans	8,884	–	–	8,884	8,884
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2018
Assets:
Limited partnerships	$55,044	$–	$–	$55,044	$55,044
Commercial mortgage loans	6,672	–	–	6,672	6,672
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock-Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares will vest and be distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares will also vest and be distributed on May 7, 2020.  The table below provides detail of the restricted stock issuances to directors for 2018 and 2019:

Grant Date	Number of Shares Issued	Vesting Date	Service Period	Grant Date Fair Value Per Share
5/9/2017	18,183	5/9/2018	7/1/2017 - 6/30/2018	$24.20

8/31/2017	1,257	5/9/2018	8/31/2017 - 6/30/2018	$21.90

2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20

5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05

5/7/2019	29,536	5/7/2020	7/1/2019 - 6/30/2020	$16.25

5/17/2019	3,591	5/7/2020	7/1/2019 - 6/30/2020	$16.25

5/22/2019	3,541	5/7/2020	7/1/2019 - 6/30/2020	$16.25

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted Value Creation Incentive Plan awards (the "2017 VCIP Awards").  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of June 30, 2019.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of June 30, 2019.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares will vest as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company recorded $559 of expense during the six months ended June 30, 2019 related to the Nichols Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards will be determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income will be calculated as income (loss) before federal income tax expense (benefit), less net realized gains (losses) on investments, less net unrealized gains (losses) on equity securities and limited partnerships, less net investment income.  The personal performance component of the 2019 LTIP Awards will be determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  Any 2019 LTIP Awards earned will be paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company recorded $51 of expense during the six months ended June 30, 2019 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company recorded $36 of expense during the six months ended June 30, 2019 related to the Edgecliffe-Johnson Stock Grant.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“PIC”) was named as a defendant in a California action brought by former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”) alleging breach of PIC’s workers’ compensation insurance policy and breach of the duties of good faith and fair dealing.  PIC provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.   The Company intends to vigorously defend these claims; however, the ultimate outcome cannot be presently determined.

In August 2019, PIC filed its own lawsuit against PSG in Marion County, Indiana alleging breach of contract, breach of the parties collateral agreement, breach of the parties indemnity agreement, and seeking declaratory judgment regarding PSG’s ongoing obligation to fund its ongoing claims deductible obligations and adequately collateralize PIC’s current and ongoing claims exposure, pursuant to the parties agreements.  Pursuant to the terms of the workers’ compensation policies, PIC has a duty to adjust and pay claims arising under the policies as they develop regardless of whether PSG fulfills its deductible obligations.  Under its contractual obligations to PIC, PSG is required to maintain a “loss fund” for the payment of claims, the balance of which is to remain at or above $4,000; in addition, PSG is required to provide collateral in an amount equal to 110% of PIC’s current open case reserves on workers’ compensation claims arising under PSG’s policies.

As of June 30, 2019, PIC had approximately $20,000 in open case reserves within PSG’s $500 deductible, in addition to $1,800 in deductible receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Continued claims development is anticipated to be consistent with similar lines of workers’ compensation as described in the Company’s 2018 Annual Report on Form 10-K and therefore, PSG’s ultimate obligations to PIC under the agreements is estimated to be approximately $40,000 as of June 30, 2019 (inclusive of the $20,000 in open case reserves and $1,800 in deductible receivable amounts noted above).  At June 30, 2019, the Company believes that it will fully collect all future amounts due from PSG relating to this contingency and therefore has not recorded a provision for any potential asset impairment.

(11)  Shareholders' Equity:

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 7, 2018, the Company's Board of Directors reaffirmed its share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25,000.  As of June 30, 2019, the Company has repurchased $9,293 under the share repurchase program.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on June 21, 2019, which authorized the repurchase of up to $4,000 of the Company's outstanding Common Stock at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934.  The Rule 10b5-1 plan expires on August 8, 2019.  No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.

During the six months ended June 30, 2019, the Company paid $6,487 to repurchase 2,893 shares of Class A and 371,188 shares of Class B Common Stock under the share repurchase program.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive income before reclassifications	591	14,758	15,349
Amounts reclassified from accumulated other comprehensive income (loss)	–	215	215

Net current-period other comprehensive income	591	14,973	15,564

Ending balance at June 30, 2019	$(548)	$8,765	$8,217

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2018:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of ASU 2016-01, net of tax	–	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of ASU 2018-02	–	117	117
Other comprehensive loss before reclassifications	(411)	(4,050)	(4,461)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(1,097)	(1,097)

Net current-period other comprehensive loss	(411)	(5,147)	(5,558)

Ending balance at June 30, 2018	$(720)	$(4,487)	$(5,207)

(12)  Related Parties:

At June 30, 2019, the Company was invested in one limited partnership, the New Vernon India Fund, with an aggregate estimated value of $17,489, that is managed by an organization in which one director of the Company is an executive officer and owner.  The Company's ownership interest in this limited partnership at June 30, 2019 was 4%.  For the six months ended June 30, 2019 and 2018, the Company recorded $125 and $275 of fees related to the management of this limited partnership investment.

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $8,601 at June 30, 2019.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $12 and $54 for the six months ended June 30, 2019 and 2018.

(13)  Subsequent Events:

In July 2019, the Company withdrew $11,127 from the Arbiter Partners LP, a limited partnership, which liquidated the Company's investment in this limited partnership.

On August 6, 2019, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable September 3, 2019 to shareholders of record on August 20, 2019.

Pursuant to the Rule 10b5-1 plan entered into on June 21, 2019, the Company paid $2,565 to repurchase 158 shares of Class A and 152,593 shares of Class B Common Stock between July 1, 2019 and the date of this Quarterly Report on Form 10-Q.

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

The term “Protective,” as used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refers to Protective Insurance Corporation, the parent company.  The terms the “Company,” “we,” “us” and “our,” as used throughout this MD&A, refer to Protective and all of its subsidiaries, unless the context clearly indicates otherwise.  The term “Insurance Subsidiaries,” as used throughout this MD&A, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

Liquidity and Capital Resources

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds for payment of claims.  Operating costs of our property/casualty Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby we cede both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products, and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  As of June 30, 2019 we have repurchased $9.3 million under the share repurchase program reaffirmed on August 7, 2018.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On June 21, 2019, we entered into a stock repurchase plan for the purpose of repurchasing up to $4.0 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 plan expires on August 8, 2019.  Pursuant to the Rule 10b5-1 plan, we paid $2.6 million to repurchase 158 shares of Class A and 152,593 shares of Class B Common Stock between July 1, 2019 and the date of this Quarterly Report on Form 10-Q.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the six months ended June 30, 2019, we paid $6.5 million to repurchase 2,893 shares of Class A and 371,188 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at June 30, 2019 would be expected to fall by approximately 2.2%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 5.9 years at June 30, 2019 and 5.5 years at December 31, 2018.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities market, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $13.7 million to $38.4 million during the six months ended June 30, 2019 compared to $24.7 million for the six months ended June 30, 2018.  The increase in operating cash flows was primarily related to higher premium volume and higher investment income during the six months ended June 30, 2019 compared to the same period in 2018.

Net cash used in investing activities was $103.2 million for the six months ended June 30, 2019 compared to $0.4 million for the six months ended June 30, 2018.  The $102.8 million increase in cash used in investing activities in the six months ended June 30, 2019 was primarily the result of a decrease in proceeds from sales of our equity and fixed income securities of $103.7 million compared to the six months ended June 30, 2018, when we reallocated our equity portfolio to fixed income securities.  We also had higher purchases of equity and fixed income securities of $29.9 million and an additional investment of $2.2 million in commercial mortgage loans in the first half of 2019, partially offset by $19.9 million of higher distributions received from limited partnerships during the first half of 2019 and a $1.3 million reduction in purchases of property and equipment. Additionally, the first half of 2018 included the purchase of $10.0 million of company-owned life insurance, which did not recur in the first half of 2019.

Net cash used in financing activities for the six months ended June 30, 2019 consisted of regular cash dividend payments to shareholders of $3.0 million ($0.20 per share) and $6.5 million to repurchase shares of our Class A and B Common Stock.  Financing activities for the six months ended June 30, 2018 consisted of regular cash dividend payments to shareholders of $8.5 million ($0.56 per share) and $1.3 million to repurchase shares of our Class B Common Stock.

Our assets at June 30, 2019 included $77.0 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $99.5 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of June 30, 2019.  At June 30, 2019, the effective interest rate was 3.50% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of June 30, 2019.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Annualized net premiums written by our Insurance Subsidiaries for the second quarter of 2019 equaled approximately 124% of the combined statutory surplus of these subsidiaries, a level consistent with higher premiums written.  Premium writings of up to 100% and in some cases up to 200% of surplus are generally considered acceptable by regulatory authorities.  Further, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of June 30, 2019.  Accordingly, we have the ability to significantly increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At June 30, 2019, $37.1 million may be transferred by dividend or loan to Protective during the remainder of 2019 without approval by, or prior notification to, regulatory authorities.  An additional $216.2 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $12.1 million at June 30, 2019.

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

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Income before federal income tax expense	$1,950	$3,057	$5,464	$3,371
Less: Net realized and unrealized gains (losses) on investments	2,889	(3,435)	8,916	(7,968)
Less: Net investment income	6,500	5,796	12,732	10,432
Underwriting income (loss)	$(7,439)	$696	$(16,184)	$907

Ratios
Losses and loss expenses incurred	$90,433	$77,488	$177,555	$149,787
Net premiums earned	115,631	111,940	225,644	217,402
Loss ratio	78.2%	69.2%	78.7%	68.9%

Other operating expenses	$34,615	$36,019	$68,316	$70,784
Less: Commissions and other income	1,978	2,263	4,043	4,076
Other operating expenses, less commissions and other income	32,637	33,756	64,273	66,708
Net premiums earned	115,631	111,940	225,644	217,402
Expense ratio	28.2%	30.2%	28.5%	30.7%

Combined ratio	106.4%	99.4%	107.2%	99.6%

Results of Operations

Comparison of Second Quarter 2019 to Second Quarter 2018

	2019	2018	Change	% Change
Gross premiums written	$147,152	$142,270	$4,882	3.4%
Ceded premiums written	(31,457)	(28,016)	(3,441)	12.3%
Net premiums written	$115,695	$114,254	$1,441	1.3%

Net premiums earned	$115,631	$111,940	$3,691	3.3%
Net investment income	6,500	5,796	704	12.1%
Commissions and other income	1,978	2,263	(285)	(12.6)%
Net realized and unrealized gains (losses) on investments	2,889	(3,435)	6,324	184.1%
Total revenue	126,998	116,564
Losses and loss expenses incurred	90,433	77,488	12,945	16.7%
Other operating expenses	34,615	36,019	(1,404)	(3.9)%
Total expenses	125,048	113,507
Income before federal income tax expense	1,950	3,057	(1,107)
Federal income tax expense	415	570	(155)
Net income	$1,535	$2,487	$(952)

Gross premiums written during the second quarter of 2019 increased $4.9 million (3.4%), while net premiums earned increased $3.7 million (3.3%), as compared to the second quarter of 2018.  The higher net premiums earned were the result of growth in workers' compensation business.

Premiums ceded to reinsurers on our insurance business averaged 21.4% of gross premiums written for the second quarter of 2019 compared to 19.7% in the second quarter of 2018.  The increase in premiums ceded reflected the differences in reinsurance ceding rates on the mix of our business in-force.  During the second quarter of 2019, we had higher gross premiums written in our workers' compensation coverages, which carry a higher reinsurance ceding rate.

Losses and loss expenses incurred during the second quarter of 2019 increased $12.9 million (16.7%) compared to the second quarter of 2018, resulting in a loss ratio of 78.2% during the second quarter of 2019 compared to a loss ratio of 69.2% during the second quarter of 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and the higher loss ratio in the second quarter of 2019 reflected an increase in current accident year losses driven by severe commercial automobile claims, including continued emergence of severity.  This current accident year development was partially offset by prior accident year net savings of $0.6 million that developed during the three months ended June 30, 2019, primarily due to favorable loss development in workers' compensation and independent contractor coverages.

Net investment income for the second quarter of 2019 increased 12.1% to $6.5 million compared to $5.8 million for the second quarter of 2018. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as a reallocation from equity investments held in limited partnerships into short-duration, high-quality bonds.  After-tax investment income increased by 10.6% to $5.2 million during the second quarter of 2019, compared to $4.7 million during the second quarter of 2018, reflecting the aforementioned increase in average funds invested and reallocation from limited partnerships to short-duration, high- quality bonds.

Net realized and unrealized gains on investments of $2.9 million during the second quarter of 2019 were primarily driven by $2.0 million in unrealized gains on equity securities during the period, net realized gains on sales of securities, excluding impairment losses, of $0.7 million and a $0.3 million increase in the value of our limited partnership investments, partially offset by other-than-temporary impairments on our fixed income securities of $0.1 million recognized during the period.  Comparative second quarter 2018 net realized and unrealized losses on investments of $3.4 million were driven by a $2.8 million decrease in the value of our limited partnership investments and $1.5 million in unrealized losses on equity securities during the period, partially offset by net realized gains on sales of securities, excluding impairment losses, of $0.9 million.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the second quarter of 2019 decreased $1.4 million, or 3.9%, to $34.6 million compared to the second quarter of 2018.  The decrease was driven primarily by lower salary and benefit expense in addition to lower other operating expenses, partially offset by higher commission expenses as a result of the mix of premium written in the second quarter of 2019.  The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned (the “expense ratio”) was 28.2% during the second quarter of 2019 compared to 30.2% for the second quarter of 2018.  The decrease in the expense ratio was primarily related to the leveraging effect of higher net premiums earned in the second quarter of 2019 compared to the second quarter of 2018.

Federal income tax expense was $0.4 million for the second quarter of 2019 compared to federal income tax expense of $0.6 million for the second quarter of 2018.  The effective tax rate for the second quarter of 2019 was 21.3% compared to 18.6% in the second quarter of 2018.  The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income.  For the three months ended June 30, 2019, we had lower tax-exempt income when compared to the same period in 2018, primarily due to the reduction of tax exempt municipal securities within our investment portfolio in the current year as well as a decrease in dividend income, which provides a deduction for taxes, related to the reallocation of equity securities to fixed income securities within our investment portfolio throughout 2018.

As a result of the factors mentioned above, net income decreased $1.0 million to $1.5 million during the second quarter of 2019 compared to net income of $2.5 million during the second quarter of 2018.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

	2019	2018	Change	% Change
Gross premiums written	$296,045	$291,093	$4,952	1.7%
Ceded premiums written	(65,028)	(63,405)	(1,623)	2.6%
Net premiums written	$231,017	$227,688	$3,329	1.5%

Net premiums earned	$225,644	$217,402	$8,242	3.8%
Net investment income	12,732	10,432	2,300	22.0%
Commissions and other income	4,043	4,076	(33)	(0.8)%
Net realized and unrealized gains (losses) on investments	8,916	(7,968)	16,884	211.9%
Total revenue	251,335	223,942
Losses and loss expenses incurred	177,555	149,787	27,768	18.5%
Other operating expenses	68,316	70,784	(2,468)	(3.5)%
Total expenses	245,871	220,571
Income before federal income tax expense	5,464	3,371	2,093
Federal income tax expense	1,181	554	627
Net income	$4,283	$2,817	$1,466

Gross premiums written during the six months ended June 30, 2019 increased $5.0 million (1.7%), while net premiums earned increased $8.2 million (3.8%), as compared to the same period in 2018.  The higher net premiums earned were the result of the changes in our reinsurance structure discussed below in addition to growth in workers' compensation business.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force described below.

Premiums ceded to reinsurers on our insurance business averaged 22.0% of gross premiums written for the six months ended June 30, 2019 compared to 21.8% for the same period of 2018.  The increase for the 2019 period reflected the ceding of an additional $1.6 million in commercial automobile premium from prior treaty years related to variable premium adjustment provisions in our historical reinsurance treaties.  Additionally, during the first half of 2019, we had higher gross premiums written in workers' compensation coverages, which carry a higher reinsurance ceding rate.  These increases were offset by changes made to our reinsurance structure in the third quarter of 2017, when we lowered the quota share rate on our workers' compensation premiums to reflect growing profitability and confidence in this book of business.  We also restructured our commercial automobile reinsurance treaty, moving away from variable premium ceded rates (based on loss performance) to a flat ceding arrangement with no material changes to the economic risks taken for these products (i.e. ceded losses will decrease by a similar amount as ceded premiums).

Losses and loss expenses incurred during the six months ended June 30, 2019 increased $27.8 million (18.5%) compared to the same period of 2018, resulting in a loss ratio of 78.7% for the period.   This compares to a loss ratio of 68.9% during the same period of 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and the higher loss ratio in the six months ended June 30, 2019 reflected an increase in current accident year losses driven by severe commercial automobile claims, including continued emergence of severity.  This current accident year development was partially offset by prior accident year net savings of $1.7 million that developed during the six months ended June 30, 2019, primarily due to favorable loss development in workers' compensation and independent contractor coverages.  Including the impact of additional ceded premium discussed above, the total prior accident year impacts were favorable by $0.1 million for the six months ended June 30, 2019.

Net investment income for the six months ended June 30, 2019 increased 22.0% to $12.7 million compared to $10.4 million in the same period of 2018. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as a reallocation from equity investments held in limited partnerships into short-duration, high-quality bonds.  After-tax investment income increased by 21.4% to $10.2 million during the six months ended June 30, 2019, compared to $8.4 million during the same period of 2018, reflecting the aforementioned increase in average funds invested and reallocation from limited partnerships to short-duration, high-quality bonds.

Net realized and unrealized gains on investments of $8.9 million during the six months ended June 30, 2019 were primarily driven by $7.9 million in unrealized gains on equity securities during the period, a $0.7 million increase in the value of our limited partnership investments and net realized gains on sales of securities, excluding impairment losses, of $0.6 million, partially offset by other-than-temporary impairments on our fixed income securities of $0.3 million recognized during the period.  Comparative six months ended June 30, 2018 net realized and unrealized losses on investments of $8.0 million were driven by a $5.5 million decrease in the value of our limited partnership investments and $3.8 million in unrealized losses on equity securities, excluding impairment losses, during the period, partially offset by net realized gains on sales of securities of $1.3 million.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the six months ended June 30, 2019 decreased $2.5 million, or 3.5%, to $68.3 million compared to $70.8 million for the same period of 2018.  The decrease was driven primarily by lower salary and benefit expense in addition to lower other operating expenses, partially offset by higher commission expenses as a result of the mix of premium written in the six months ended June 30, 2019.  The expense ratio was 28.5% during the six months ended June 30, 2019 compared to 30.7% for the same period of 2018.  The decrease in the expense ratio was primarily related to the leveraging effect of higher net premiums earned in the six months ended June 30, 2019 compared to the same period of 2018.

Federal income tax expense was $1.2 million for the six months ended June 30, 2019 compared to $0.6 million for the same period of 2018.  The effective tax rate for the six months ended June 30, 2019 was 21.6% compared to 16.4% in the same period of 2018.  The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income.  For the six months ended June 30, 2019, we had lower tax-exempt income when compared to the same period in 2018, primarily due to the reduction of tax exempt municipal securities within our investment portfolio in the current year as well as a decrease in dividend income, which provides a deduction for taxes, related to the reallocation of equity securities to fixed income securities within our investment portfolio throughout 2018.

As a result of the factors mentioned above, net income increased $1.5 million to $4.3 million during the six months ended June 30, 2019 compared to net income of $2.8 million during the same period of 2018.

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

Commercial automobile products covered by our reinsurance treaties from July-2013 through June-2019 are subject to an aggregate stop-loss provision.  Once this aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible only for our $25 retention.  The following table illustrates the benefit of these reinsurance treaties, as the net financial loss to us of a further increase in ultimate losses for each of the six most recent reinsurance treaty years (2013-2018) covering these commercial automobile products, is only about 25% of the gross loss:

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense from further strengthening current reserve position	$42.6	$85.2
Net financial loss	10.7	21.3

$/share (after tax)	$0.57	$1.14

Commercial automobile products covered by our reinsurance treaty from July-2019 through June-2020 are also subject to an aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years, reflects both: (1) our decision to buy less reinsurance, due to a higher cost of reinsurance for the 2019 treaty-year, and (2) our confidence in profitability improvements given rate increases we are receiving on our commercial automobile products.

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

●	other changes in the markets for our insurance products;

●	the impact of technological advances, including those specific to the transportation industry;

●	changes in the legal or regulatory environment, which may affect the manner in which claims are adjusted or litigated, including loss and loss adjustment expense;

●	legal or regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

●	the impact of a downgrade in our financial strength rating;

●	technology or network security disruptions or breaches;

●	adequacy of insurance reserves;

●	availability of reinsurance and ability of reinsurers to pay their obligations;

●	our ability to attract and retain qualified employees and to successfully complete our executive officer transition;

●	tax law and accounting changes; and

●	legal actions brought against us.

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

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2019, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $390 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from the estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of June 30, 2019 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$702,383	$(34,765)
100 basis point increase	719,203	(17,945)
Current fair value	737,148	–
100 basis point decrease	755,094	17,946
200 basis point decrease	771,913	34,765

Our selection of the range of values chosen to represent changes in interest rates should not be construed as our prediction of future market events, but rather as an illustration of the impact of such events should they occur.  Several other factors, including but not limited to the financial strength of the issuer, prepayment options, relative values of alternative investments, liquidity of the investment, currency fluctuations for non-U.S. debt holdings and other general market conditions, can impact the fair values of fixed income investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented above.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2019 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (1)	Remaining Shares Available to be Purchased Under the Program (1)
April 1 – April 30	172,439	$17.52	172,439	1,982,184
May 1 – May 31	86,082	16.60	86,082	1,896,102
June 1 – June 30	90,602	17.33	90,602	1,805,500
Total	349,123		349,123

(1)
On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 7, 2018, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our Common Stock that may be repurchased under the share repurchase program through August 8, 2019 may not exceed $25.0 million.  Pursuant to this share repurchase program, we entered into a Rule 10b5-1 plan on June 21, 2019, which authorizes the repurchase of up to $4.0 million of our outstanding common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act. The Rule 10b5-1 plan expires on August 8, 2019.  No duration has been placed on our share repurchase program, and we reserve the right to amend, suspend or discontinue it at any time.   The share repurchase program does not commit us to repurchase any shares of our Common Stock.  We have funded, and intend to continue to fund, the share repurchase program from cash on hand.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended effective May 17, 2019.

10.1
Employment Agreement, effective as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 22, 2019.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date August 7, 2019

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date August 7, 2019

By:	/s/ William C. Vens
William C. Vens
Chief Financial Officer

                                                                                                                                                                                                                                           - 32 -