Form 10-Q
period 2019-09-30
Protective Insurance Corp
filed 2019-11-06
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No    ✓_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2019:

Common Stock, No Par Value:	Class A (voting)	2,608,294
	Class B (non-voting)	11,722,917
		14,331,211

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30 2019	December 31 2018
Assets
Investments:
Fixed income securities	$757,841	$592,645
Equity securities	72,837	66,422
Limited partnerships	22,645	55,044
Commercial mortgage loans	9,418	6,672
Short-term and other	1,000	1,000
	863,741	721,783

Cash and cash equivalents	85,777	163,996
Restricted cash and cash equivalents	22,410	6,815
Accounts receivable	105,801	102,972
Reinsurance recoverable	418,031	392,436
Other assets	93,756	88,426
Current federal income taxes recoverable	4,267	7,441
Deferred federal income taxes	2,984	6,262
Total Assets	$1,596,767	$1,490,131

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$960,695	$865,339
Reserves for unearned premiums	76,329	71,625
Reinsurance payable	55,225	66,632
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	121,088	110,453
Total Liabilities	1,233,337	1,134,049

Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2019 - 2,608,819; 2018 - 2,615,339	112	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2019 - 11,738,578; 2018 - 12,253,922	501	522
Additional paid-in capital	53,670	54,720
Accumulated other comprehensive income (loss)	9,594	(7,347)
Retained earnings	299,553	308,075
Total Shareholders' Equity	363,430	356,082
Total Liabilities and Shareholders' Equity	$1,596,767	$1,490,131

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues
Net premiums earned	$110,288	$96,807	$335,931	$314,209
Net investment income	6,703	5,578	19,434	16,010
Commissions and other income	2,716	3,413	6,761	7,488
Net realized gains on investments, excluding impairment losses	1,199	449	1,872	1,740
Other-than-temporary impairment losses on investments	(58)	–	(404)	–
Net unrealized gains (losses) on equity securities and limited partnership investments	(1,016)	1,924	7,573	(7,335)
Net realized and unrealized gains (losses) on investments	125	2,373	9,041	(5,595)
	119,832	108,171	371,167	332,112

Expenses
Losses and loss expenses incurred	84,781	94,540	262,336	244,327
Other operating expenses	36,070	29,200	104,386	99,984
	120,851	123,740	366,722	344,311
Income (loss) before federal income tax expense (benefit)	(1,019)	(15,569)	4,445	(12,199)
Federal income tax expense (benefit)	(312)	(3,244)	869	(2,691)
Net income (loss)	$(707)	$(12,325)	$3,576	$(9,508)

Per share data:
Basic and diluted earnings (loss)	$(.05)	$(.82)	$.24	$(.63)

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,361	14,969	14,607	14,998
Dilutive effect of share equivalents	-	-	77	-
Average shares outstanding - diluted	14,361	14,969	14,684	14,998

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net income (loss)	$(707)	$(12,325)	$3,576	$(9,508)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	1,566	(1,151)	16,539	(6,298)

Foreign currency translation adjustments	(189)	202	402	(209)

Other comprehensive income (loss)	1,377	(949)	16,941	(6,507)

Comprehensive income (loss)	$670	$(13,274)	$20,517	$(16,015)

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	3,576	3,576
Foreign currency translation adjustment, net of tax	–	–	–	–	–	402	–	402
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	16,539	–	16,539
Common stock dividends	–	–	–	–	–	–	(4,429)	(4,429)
Repurchase of common stock	(6)	–	(595)	(24)	(2,590)	–	(7,669)	(10,283)
Restricted stock grants	–	–	80	3	1,540	––	–	1,543
Balance at September 30, 2019	2,609	$112	11,739	$501	$53,670	$9,594	$299,553	$363,430

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416
Net loss	–	–	–	–	–	–	(707)	(707)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(189)	–	(189)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	1,566	–	1,566
Common stock dividends	–	–	–	–	–	–	(1,442)	(1,442)
Repurchase of common stock	(3)	–	(224)	(9)	(976)	–	(2,811)	(3,796)
Restricted stock grants	–	–	31	1	581	–	–	582
Balance at September 30, 2019	2,609	$112	11,739	$501	$53,670	$9,594	$299,553	$363,430

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	2,623	$112	12,424	$530	$55,078	$46,391	$316,700	$418,811
Cumulative effect of adoption of ASU 2016-01, net of tax (Note 1)	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02 (Note 1)	–	–	–	–	–	117	(117)	–
Net loss	–	–	–	–	–	–	(9,508)	(9,508)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(209)	–	(209)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(6,298)	–	(6,298)
Common stock dividends	–	–	–	–	–	–	(12,652)	(12,652)
Repurchase of common stock	–	–	(112)	(5)	(484)	–	(2,131)	(2,620)
Restricted stock grants	–	–	13	–	521	–	–	521
Balance at September 30, 2018	2,623	$112	12,325	$525	$55,115	$(6,156)	$338,449	$388,045

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2018	2,623	$112	12,380	$528	$55,745	$(5,207)	$356,057	$407,235
Net loss	–	–	–	–	–	–	(12,325)	(12,325)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	202	–	202
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(1,151)	–	(1,151)
Common stock dividends	–	–	–	–	–	–	(4,196)	(4,196)
Repurchase of common stock	–	–	(58)	(3)	(250)	–	(1,087)	(1,340)
Restricted stock grants	–	–	3	–	(380)	–	–	(380)
Balance at September 30, 2018	2,623	$112	12,325	$525	$55,115	$(6,156)	$338,449	$388,045

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2019	2018
Operating activities
Net income (loss)	$3,576	$(9,508)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	58,746	69,878
Net cash provided by operating activities	62,322	60,370

Investing activities
Purchases of fixed income and equity securities	(342,299)	(330,217)
Purchases of limited partnership interests	–	(450)
Distributions from limited partnerships	33,395	369
Proceeds from maturities	64,536	46,620
Proceeds from sales of fixed income securities	118,725	181,867
Proceeds from sales of equity securities	19,408	117,692
Purchase of insurance company-owned life insurance	–	(10,000)
Purchase of commercial mortgage loans	(2,746)	–
Purchases of property and equipment	(1,659)	(4,360)
Proceeds from disposals of property and equipment	4	8
Net cash provided by (used in) investing activities	(110,636)	1,529

Financing activities
Dividends paid to shareholders	(4,429)	(12,652)
Repurchase of common shares	(10,283)	(2,620)
Net cash used in financing activities	(14,712)	(15,272)

Effect of foreign exchange rates on cash and cash equivalents	402	(209)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(62,624)	46,418
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	170,811	68,713
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$108,187	$115,131

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

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. There was no valuation allowance on the Company's commercial mortgage loans as of September 30, 2019.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums, computed by the daily pro-rata method, is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at September 30, 2019.

Recently Adopted Accounting Pronouncements:  In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01. The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  The Company adopted ASU 2016-01 as of January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment to reclassify unrealized gains on equity securities of $71,012 ($46,157, net of tax) from other comprehensive income (loss) to retained earnings within the consolidated balance sheet as of December 31, 2018.  Unrealized gains or losses on equity securities are now recognized in the consolidated statements of operations within net unrealized gains (losses) on equity securities and limited partnership investments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 superseded the prior lease guidance in Accounting Standards Codification ("ASC") Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provides for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.   The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of the new guidance. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company's adoption of the new standard did not have any impact on the Company's condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the condensed consolidated balance sheet as of September 30, 2019, each of approximately $210, which are included within other assets and accounts payable and other liabilities.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU allows for the option to reclassify, from accumulated other comprehensive income (loss) to retained earnings, stranded tax effects resulting from the reduced federal corporate income tax rate in the U.S. Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017. The legislation included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification was the difference between the historical corporate income tax rate and the new 21 percent corporate income tax rate. The Company adopted the new guidance in the first quarter of 2018 and recorded a cumulative-effect adjustment to reclassify the tax effects on fixed income investments of $117 from other comprehensive income (loss) to retained earnings within the consolidated balance sheet as of December 31, 2018.

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

Recently Issued Accounting Pronouncements:  In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. This update removes the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removes disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update adds disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect ASU 2018-13 to have a material impact on its consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.  These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13.  ASU 2016-13 introduces a current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  This update will have an impact on our available-for-sale fixed income portfolio, recoverable reinsurance balances, commercial mortgage loans and accounts receivable balances.  ASU 2016-13 replaces the current incurred loss model for measuring expected credit losses, requires expected losses on available-for-sale fixed income securities to be recognized through an allowance for credit losses through which amounts can be reversed, rather than through an irreversible write-down of the cost, and provides for additional disclosure requirements.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  The guidance will be adopted using a modified retrospective approach through a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption and a prospective transition approach for fixed income securities for which an other-than-temporary impairment had been recognized before the adoption date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. The Company is currently gathering data and evaluating the effects the adoption of ASU 2016-13 will have on its consolidated financial statements.

(2)  Investments:

The following is a summary of available-for-sale securities at September 30, 2019 and December 31, 2018:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
September 30, 2019
Fixed income securities
Agency collateralized mortgage obligations	$14,426	$13,911	$518	$(3)	$515
Agency mortgage-backed securities	51,246	49,567	1,691	(12)	1,679
Asset-backed securities	99,295	99,834	580	(1,119)	(539)
Bank loans	14,625	14,871	54	(300)	(246)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,718	5,234	571	(87)	484
Corporate securities	267,223	261,191	6,858	(826)	6,032
Mortgage-backed securities	47,381	46,235	1,290	(144)	1,146
Municipal obligations	32,986	32,280	755	(49)	706
Non-U.S. government obligations	24,068	23,705	364	(1)	363
U.S. government obligations	198,038	195,099	3,326	(387)	2,939
Total fixed income securities	$757,841	$744,762	$16,007	$(2,928)	$13,079

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$10,636	$145	$(94)	$51
Agency mortgage-backed securities	37,385	37,168	371	(154)	217
Asset-backed securities	64,422	66,241	14	(1,833)	(1,819)
Bank loans	9,750	10,208	27	(485)	(458)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,423	5,095	376	(48)	328
Corporate securities	190,450	196,925	127	(6,602)	(6,475)
Mortgage-backed securities	38,540	38,586	377	(423)	(46)
Municipal obligations	29,155	29,102	239	(186)	53
Non-U.S. government obligations	25,180	25,339	6	(165)	(159)
U.S. government obligations	178,818	178,369	1,252	(803)	449
Total fixed income securities	$592,645	$600,504	$2,934	$(10,793)	$(7,859)

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at September 30, 2019 and  December 31, 2018, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	September 30, 2019			December 31, 2018
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	97	$106,943	$(2,097)	275	$282,646	$(7,296)
Greater than 12 months	86	58,053	(831)	217	131,001	(3,497)
Total fixed income securities	183	$164,996	$(2,928)	492	$413,647	$(10,793)

The fair value and the cost or amortized costs of fixed income investments at September 30, 2019, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$67,076	$67,008
Excess of one year to five years	336,640	330,035
Excess of five years to ten years	129,362	126,528
Excess of ten years	12,416	11,645
Contractual maturities	545,494	535,216
Asset-backed securities	212,347	209,546
Total	$757,841	$744,762

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Gross gains on available-for-sale fixed income securities sold during the period	$2,407	$2,690	$9,710	$8,824
Gross losses on available-for-sale fixed income securities sold during the period	(2,728)	(2,743)	(9,409)	(8,539)

Other-than-temporary impairments	(58)	–	(404)	–

Change in value of limited partnership investments	278	(1,073)	1,000	(6,518)

Gains on equity securities:
Realized gains on equity securities sold during the period	1,520	502	1,571	1,455
Unrealized gains (losses) on equity securities held at the end of the period	(1,294)	2,997	6,573	(817)
Realized and unrealized gains on equity securities during the period	226	3,499	8,144	638

Net realized and unrealized gains (losses) on investments	$125	$2,373	$9,041	$(5,595)

Shareholders' equity at September 30, 2019 included approximately $16,035, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the 2019 and 2018 comparative periods.

	2019	2018
Three months ended September 30:
Premiums ceded to reinsurers	$29,957	$39,318
Losses and loss expenses ceded to reinsurers	27,228	44,015
Commissions from reinsurers	7,820	5,986

Nine months ended September 30:
Premiums ceded to reinsurers	$92,556	$100,560
Losses and loss expenses ceded to reinsurers	86,876	92,651
Commissions from reinsurers	23,229	20,309

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the nine months ended September 30, 2019 and 2018 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Nine Months Ended
	September 30
	2019	2018
Reserves, gross of reinsurance recoverable, at the beginning of the year	$865,339	$680,274
Reinsurance recoverable on unpaid losses at the beginning of the year	375,935	308,143
Reserves at the beginning of the year	489,404	372,131

Provision for losses and loss expenses:
Claims occurring during the current period	263,925	229,644
Claims occurring during prior periods	(1,589)	14,683
Total incurred	262,336	244,327

Loss and loss expense payments:
Claims occurring during the current period	53,836	49,510
Claims occurring during prior periods	133,196	123,167
Total paid	187,032	172,677
Reserves at the end of the period	564,708	443,781

Reinsurance recoverable on unpaid losses at the end of the period	395,987	334,056
Reserves, gross of reinsurance recoverable, at the end of the period	$960,695	$777,837

The $1,589 prior accident year favorable development during the nine months ended September 30, 2019 was primarily due to favorable loss development in workers' compensation and independent contractor coverages.  This savings compares to a prior accident year deficiency of $14,683 for the nine months ended September 30, 2018, which related to unfavorable loss development  in commercial automobile coverages.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported.

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

The following table summarizes segment revenues for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues:
Net premiums earned	$110,288	$96,807	$335,931	$314,209
Net investment income	6,703	5,578	19,434	16,010
Net realized and unrealized gains (losses) on investments	125	2,373	9,041	(5,595)
Commissions and other income	2,716	3,413	6,761	7,488
Total revenues	$119,832	$108,171	$371,167	$332,112

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of September 30, 2019.  At September 30, 2019, the effective interest rate was 3.14%, and the Company had $20,000 remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of September 30, 2019.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

(7)  Taxes:

The Company uses the estimated annual effective tax rate method for calculating its tax provision in interim periods, which represents the Company’s best estimate of the effective tax rate expected for the full year based on projected annual taxable income (loss).  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

The effective federal tax rate on consolidated loss for the three months ended September 30, 2019 was 30.6% compared to 20.8% for the three months ended September 30, 2018.  The effective federal tax rate on consolidated income for the nine months ended September 30, 2019 was 19.6% compared to 22.1% on consolidated loss for the nine months ended September 30, 2018.  The lower pre-tax loss for the three months ended September 30, 2019 as well as the relatively low amount of pre-tax income for the nine months ended September 30, 2019 make these interim period effective tax rates less comparable year over year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the effects of tax-exempt investment income and the dividends received deduction.

As of September 30, 2019, the Company's calendar years 2017 and 2016 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$14,426	$–	$14,426	$–
Agency mortgage-backed securities	51,246	–	51,246	–
Asset-backed securities	99,295	–	99,295	–
Bank loans	14,625	–	14,625	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,718	–	5,718	–
Corporate securities	262,656	–	262,656	–
Options embedded in convertible securities	4,567	–	4,567	–
Mortgage-backed securities	47,381	–	47,381	–
Municipal obligations	32,986	–	32,986	–
Non-U.S. government obligations	24,068	–	24,068	–
U.S. government obligations	198,038	–	198,038	–
Total fixed income securities	757,841	2,835	755,006	–
Equity securities:
Consumer	15,387	15,387	–	–
Energy	3,010	3,010	–	–
Financial	29,829	29,829	–	–
Industrial	4,488	4,488	–	–
Technology	2,609	2,609	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	9,438	9,438	–	–
Other	8,076	8,076	–	–
Total equity securities	72,837	72,837	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	78,072	–	78,072	–
Total	$909,750	$76,672	$833,078	$–

As of December 31, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,687	$–	$10,687	$–
Agency mortgage-backed securities	37,385	–	37,385	–
Asset-backed securities	64,422	–	64,422	–
Bank loans	9,750	–	9,750	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,423	–	5,423	–
Corporate securities	186,651	–	186,651	–
Options embedded in convertible securities	3,799	–	3,799	–
Mortgage-backed securities	38,540	–	38,540	–
Municipal obligations	29,155	–	29,155	–
Non-U.S. government obligations	25,180	–	25,180	–
U.S. government obligations	178,818	–	178,818	–
Total fixed income securities	592,645	2,835	589,810	–
Equity securities:
Consumer	17,945	17,945	–	–
Energy	3,179	3,179	–	–
Financial	25,253	25,253	–	–
Industrial	6,920	6,920	–	–
Technology	2,303	2,303	–	–
Funds (e.g. mutual funds, closed end funds, ETFs)	5,489	5,489	–	–
Other	5,333	5,333	–	–
Total equity securities	66,422	66,422	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	156,855	–	156,855	–
Total	$816,922	$70,257	$746,665	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at September 30, 2019 or December 31, 2018.  Level 3 assets, when present, are valued using various unobservable inputs, including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2019 and 2018.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Limited partnerships	$22,645	$–	$–	$22,645	$22,645
Commercial mortgage loans	9,418	–	–	9,418	9,418
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2018
Assets:
Limited partnerships	$55,044	$–	$–	$55,044	$55,044
Commercial mortgage loans	6,672	–	–	6,672	6,672
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock-Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares will vest and be distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares will also vest and be distributed on May 7, 2020.  The table below provides detail of the restricted stock issuances to directors for 2018 and 2019:

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

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted Value Creation Incentive Plan awards (the "2017 VCIP Awards").  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares are eligible to be issued under the 2017 VCIP Awards as of September 30, 2019.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of September 30, 2019.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company recorded $844 of expense during the nine months ended September 30, 2019 related to the Nichols Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards will be determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income will be calculated as income (loss) before federal income tax expense (benefit), less net realized gains (losses) on investments, less net unrealized gains (losses) on equity securities and limited partnerships, less net investment income.  The personal performance component of the 2019 LTIP Awards will be determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  Any 2019 LTIP Awards earned will be paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company recorded $107 of expense during the nine months ended September 30, 2019 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company recorded $122 of expense during the nine months ended September 30, 2019 related to the Edgecliffe-Johnson Stock Grant.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company, other than as noted below.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“Protective”) was named as a defendant in an action brought by a former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”), in the U.S. District Court for the Central District of California alleging that Protective had breached its workers’ compensation insurance policy and had breached the duties of good faith and fair dealing. Protective provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.  In August 2019, Protective filed a motion to dismiss or stay the action, which is pending.  The Company intends to vigorously defend these claims; however, the ultimate outcome cannot be presently determined.

In August 2019, Protective filed a lawsuit against PSG in Marion County Superior Court, in Indianapolis, Indiana alleging breach of contract, breach of the parties' collateral agreement, breach of the parties' indemnity agreement, and seeking a declaratory judgment regarding PSG’s ongoing obligation to fund its ongoing claim deductible obligations and adequately collateralize Protective’s current and ongoing claims exposure pursuant to terms of the parties' agreements.  In October 2019, Protective amended the complaint to include allegations of misrepresentation as to source of coverage, negligent misrepresentation, fraud and racketeering and seeking injunctive relief.  Pursuant to the terms of the workers’ compensation policies, Protective has a duty to adjust and pay claims arising under the policies regardless of whether PSG makes payments to Protective for deductible obligations under the policies.  Under its contractual obligations to Protective, PSG is required to maintain a “loss fund” for the payment of claims, the balance of which is to remain at or above $4,000; in addition, PSG is required to provide collateral in an amount equal to 110% of Protective’s current open case reserves on workers’ compensation claims arising under the policies.

As of September 30, 2019, Protective had approximately $6,800 in deductible receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly deductible invoices have been $1,600.  PSG’s estimated ultimate obligation under the agreements is approximately $43,000 as of September 30, 2019 (inclusive of the $6,800 in deductible receivables noted above).  At September 30, 2019, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter and, therefore, has not recorded a provision for any potential loss.  In the event that PSG files bankruptcy or that the agreements are found to be unenforceable, Protective will likely incur a charge up to the then-estimated amount of PSG’s ultimate obligation.

The Company will also include this matter when assessing the impact of adopting the accounting guidance under the new credit losses standard discussed in Note 1.

(11)  Shareholders' Equity:

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 6, 2019, the Company's Board of Directors reaffirmed its share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25,000, including a limit of up to $6,250 per quarter.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on September 23, 2019 (the "Rule 10b5-1 Plan"), which authorized the repurchase of up to $625 of the Company's outstanding common stock at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934.  The Rule 10b5-1 Plan expires on November 7, 2019.  No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its common stock.

During the nine months ended September 30, 2019, the Company paid $10,283 to repurchase 6,520 shares of Class A and 595,326 shares of Class B Common Stock under the share repurchase program.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive income before reclassifications	402	16,588	16,990
Amounts reclassified from accumulated other comprehensive income (loss)	–	(49)	(49)

Net current-period other comprehensive income	402	16,539	16,941

Ending balance at September 30, 2019	$(737)	$10,331	$9,594

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2018:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2017	$(309)	$46,700	$46,391

Cumulative effect of adoption of ASU 2016-01, net of tax	–	(46,157)	(46,157)

Balance at January 1, 2018	(309)	543	234

Cumulative effect of adoption of ASU 2018-02	–	117	117
Other comprehensive loss before reclassifications	(209)	(4,815)	(5,024)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(1,483)	(1,483)

Net current-period other comprehensive loss	(209)	(6,298)	(6,507)

Ending balance at September 30, 2018	$(518)	$(5,638)	$(6,156)

(12)  Related Parties:

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $8,885 at September 30, 2019.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $12 and $81 for the nine months ended September 30, 2019 and 2018.

(13)  Subsequent Events:

On November 5, 2019, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable December 3, 2019 to shareholders of record on November 19, 2019.

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

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds for payment of claims.  Operating costs of our property/casualty Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis, and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby we cede both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products, and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 6, 2019, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million, including a limit of up to $6.25 million per quarter.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On September 23, 2019, we entered into a stock repurchase plan for the purpose of repurchasing up to $0.6 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expires on November 7, 2019.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the nine months ended September 30, 2019, we paid $10.3 million to repurchase 6,520 shares of Class A and 595,326 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at September 30, 2019 would be expected to decrease by approximately 2.6%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 6.7 years at September 30, 2019 and 5.5 years at December 31, 2018.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities market, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions that primarily focus on ultimate value, and not short-term market fluctuation.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations increased $1.9 million to $62.3 million during the nine months ended September 30, 2019 compared to $60.4 million for the nine months ended September 30, 2018.  The increase in operating cash flows was primarily related to higher premium volume as well as higher investment income during the nine months ended September 30, 2019 compared to the same period in 2018.

Net cash used in investing activities was $110.6 million for the nine months ended September 30, 2019 compared to cash provided by investing activities of $1.5 million for the nine months ended September 30, 2018.  The $112.1 million change was primarily due to the increased investment of cash and cash equivalent investments into fixed income securities during the 2019 period. We also received an additional $33.0 million from limited partnership investments, which were reinvested into fixed income securities during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, we reallocated a large portion of our equity portfolio to fixed income securities, however the total amount invested was relatively stable.  Additionally, during 2018, we purchased $10.0 million of company-owned life insurance, which did not recur in 2019.

Net cash used in financing activities for the nine months ended September 30, 2019 consisted of regular cash dividend payments to shareholders of $4.4 million ($0.30 per share) and $10.3 million to repurchase shares of our Class A and B Common Stock.  Financing activities for the nine months ended September 30, 2018 consisted of regular cash dividend payments to shareholders of $12.7 million ($0.84 per share) and $2.6 million to repurchase shares of our Class A and B Common Stock.

Our assets at September 30, 2019 included $78.1 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $67.1 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of September 30, 2019.  At September 30, 2019, the effective interest rate was 3.14% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of September 30, 2019.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated leverage ratio of 0.35 to 1.00.

Annualized net premiums written by our Insurance Subsidiaries for the third quarter of 2019 equaled approximately 122% of the combined statutory surplus of these subsidiaries. According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of September 30, 2019.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At September 30, 2019, $37.1 million may be transferred by dividend or loan to Protective during the remainder of 2019 without approval by, or prior notification to, regulatory authorities.  An additional $215.3 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $6.4 million at September 30, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2019	2018	2019	2018
Income (loss) before federal income tax expense (benefit)	$(1,019)	$(15,569)	$4,445	$(12,199)
Less: Net realized and unrealized gains (losses) on investments	125	2,373	9,041	(5,595)
Less: Net investment income	6,703	5,578	19,434	16,010
Underwriting loss	$(7,847)	$(23,520)	$(24,030)	$(22,614)

Ratios
Losses and loss expenses incurred	$84,781	$94,540	$262,336	$244,327
Net premiums earned	110,288	96,807	335,931	314,209
Loss ratio	76.9%	97.7%	78.1%	77.8%

Other operating expenses	$36,070	$29,200	$104,386	$99,984
Less: Commissions and other income	2,716	3,413	6,761	7,488
Other operating expenses, less commissions and other income	33,354	25,787	97,625	92,496
Net premiums earned	110,288	96,807	335,931	314,209
Expense ratio	30.2%	26.6%	29.1%	29.4%

Combined ratio	107.1%	124.3%	107.2%	107.2%

Results of Operations

Comparison of Third Quarter 2019 to Third Quarter 2018 (in thousands)

	2019	2018	Change	% Change
Gross premiums written	$137,145	$138,699	$(1,554)	(1.1)%
Ceded premiums written	(27,853)	(41,685)	13,832	(33.2)%
Net premiums written	$109,292	$97,014	$12,278	12.7%

Net premiums earned	$110,288	$96,807	$13,481	13.9%
Net investment income	6,703	5,578	1,125	20.2%
Commissions and other income	2,716	3,413	(697)	(20.4)%
Net realized and unrealized gains on investments	125	2,373	(2,248)	94.7%
Total revenue	119,832	108,171
Losses and loss expenses incurred	84,781	94,540	(9,759)	(10.3)%
Other operating expenses	36,070	29,200	6,870	23.5%
Total expenses	120,851	123,740
Loss before federal income tax benefit	(1,019)	(15,569)	14,550
Federal income tax benefit	(312)	(3,244)	2,932
Net loss	$(707)	$(12,325)	$11,618

Gross premiums written during the third quarter of 2019 decreased $1.6 million (1.1%), while net premiums earned increased $13.5 million (13.9%), as compared to the third quarter of 2018.  The higher net premiums earned in the third quarter of 2019 were primarily the result of lower premiums ceded in the current quarter when compared to the same period in 2018, as discussed below. The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 20.3% of gross premiums written for the third quarter of 2019 compared to 30.1% in the third quarter of 2018.  The decrease in premiums ceded was primarily due to our reserve strengthening during the third quarter of 2018 that resulted in ceding an additional $13.8 million in premium from prior treaty years related to the variable premium adjustment provisions in our historical reinsurance treaties, which did not recur in 2019.  This was partially offset by higher gross premiums written in our workers' compensation coverages, which carry a higher reinsurance ceding rate, in the third quarter of 2019 compared to the third quarter of 2018.

Losses and loss expenses incurred during the third quarter of 2019 decreased $9.8 million (10.3%) compared to the third quarter of 2018, resulting in a loss ratio of 76.9% during the third quarter of 2019 compared to a loss ratio of 97.7% during the third quarter of 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The higher losses and loss expenses and higher loss ratio in the third quarter of 2018 reflected reserve strengthening of $16.4 million related to unfavorable prior accident year loss development in commercial automobile coverages as a result of increased claim severity due to a more challenging litigation environment and an increase in the time to settle claims. The third quarter of 2019 loss ratio reflected an increase in losses driven by severe commercial automobile claims, including continued emergence of severity as well as $0.1 million of adverse prior accident year development.

Net investment income for the third quarter of 2019 increased 20.2% to $6.7 million compared to $5.6 million for the third quarter of 2018. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.

Net realized and unrealized gains on investments of $0.1 million during the third quarter of 2019 were primarily driven by net realized gains on sales of securities, excluding impairment losses, of $1.2 million and a $0.3 million increase in the value of our limited partnership investments, partially offset by $1.3 million in unrealized losses on equity securities during the period and other-than-temporary impairments on our fixed income securities of $0.1 million recognized during the period.  Comparative third quarter 2018 net realized and unrealized losses on investments of $2.4 million were primarily driven by $3.0 million in unrealized gains on equity securities and net realized gains on sales of fixed income and equity securities, excluding impairment losses, of $0.5 million during the period, partially offset by a $1.1 million decrease in the value of our limited partnership investments.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the third quarter of 2019 increased $6.9 million, or 23.5%, to $36.1 million compared to the third quarter of 2018.  The increase was driven primarily by higher salary and benefit expenses and higher commission expenses as a result of the mix of premium written during the third quarter of 2019.  Additionally, other operating expenses for the third quarter of 2019 included charges of $1.6 million related to severance and new hire costs as well as bad debt expense, which we do not expect to recur.  The expense ratio was 30.2% during the third quarter of 2019 compared to 26.6% for the third quarter of 2018.  The increase in the expense ratio was primarily related to the higher salary and benefit expenses and higher commission expenses noted above.

Federal income tax benefit was $0.3 million for the third quarter of 2019 compared to $3.2 million for the third quarter of 2018.  The effective tax rate for the third quarter of 2019 was a 30.6% tax benefit compared to a 20.8% tax benefit in the third quarter of 2018.  The lower pre-tax loss for the three months ended September 30, 2019 made these interim period effective tax rates less comparable.  The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income and the dividends received deduction.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net loss improved $11.6 million to a loss of $0.7 million during the third quarter of 2019 compared to a net loss of $12.3 million during the third quarter of 2018.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018 (in thousands)

	2019	2018	Change	% Change
Gross premiums written	$433,191	$429,792	$3,399	0.8%
Ceded premiums written	(92,882)	(105,090)	12,208	(11.6)%
Net premiums written	$340,309	$324,702	$15,607	4.8%

Net premiums earned	$335,931	$314,209	$21,722	6.9%
Net investment income	19,434	16,010	3,424	21.4%
Commissions and other income	6,761	7,488	(727)	(9.7)%
Net realized and unrealized gains (losses) on investments	9,041	(5,595)	14,636	261.6%
Total revenue	371,167	332,112
Losses and loss expenses incurred	262,336	244,327	18,009	7.4%
Other operating expenses	104,386	99,984	4,402	4.4%
Total expenses	366,722	344,311
Income (loss) before federal income tax expense (benefit)	4,445	(12,199)	16,644
Federal income tax expense (benefit)	869	(2,691)	3,560
Net income (loss)	$3,576	$(9,508)	$13,084

Gross premiums written during the nine months ended September 30, 2019 increased $3.4 million (0.8%), while net premiums earned increased $21.7 million (6.9%), as compared to the same period in 2018.  The higher net premiums earned in the nine months ended September 30, 2019 were primarily the result of lower premiums ceded in the current period when compared to the same period in 2018, as discussed below.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 21.4% of gross premiums written for the nine months ended September 30, 2019 compared to 24.5% for the same period of 2018.  The decrease in premiums ceded was primarily due to our reserve strengthening during the nine months ended September 30, 2018 that resulted in ceding an additional $16.4 million in premium from prior treaty years related to the variable premium adjustment provisions in our historical reinsurance treaties, compared to the ceding of an additional $1.6 million in commercial automobile premium from prior treaty years related to the same adjustment provisions during the nine months ended September 30, 2019.  Additionally, during the nine months ended September 30, 2019, we had higher gross premiums written in workers' compensation coverages, which carry a higher reinsurance ceding rate.

Losses and loss expenses incurred during the nine months ended September 30, 2019 increased $18.0 million (7.4%) compared to the same period of 2018, resulting in a loss ratio of 78.1% for the period.   This compares to a loss ratio of 77.8% during the same period of 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses and the higher loss ratio in the nine months ended September 30, 2019 reflected an increase in losses driven by severe commercial automobile claims, including continued emergence of severity.  This loss development was partially offset by prior accident year net savings of $1.6 million that developed during the nine months ended September 30, 2019, primarily due to favorable loss development in workers' compensation and independent contractor coverages.  Including the impact of the additional $1.6 million ceded premium discussed above, the total prior accident year impacts offset each other for the nine months ended September 30, 2019. Losses and loss expenses for the nine months ended September 30, 2018 reflected reserve strengthening of $14.7 million related to unfavorable prior accident year loss development in commercial automobile coverages.

Net investment income for the nine months ended September 30, 2019 increased 21.4% to $19.4 million compared to $16.0 million in the same period of 2018.  The increase reflected an increase in average funds invested resulting from positive cash flow, as well as a reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.

Net realized and unrealized gains on investments of $9.0 million during the nine months ended September 30, 2019 were primarily driven by $6.6 million in unrealized gains on equity securities during the period, net realized gains on sales of securities, excluding impairment losses, of $1.9 million and a $1.0 million increase in the value of our limited partnership investments, partially offset by other-than-temporary impairments on our fixed income securities of $0.4 million recognized during the period.  In the comparative nine month period ended September 30, 2018, net realized and unrealized losses on investments of $5.6 million were driven by a $6.5 million decrease in the value of our limited partnership investments and $0.8 million in unrealized losses on equity securities, excluding impairment losses, during the period, partially offset by net realized gains on sales of fixed income and equity securities of $1.7 million.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the nine months ended September 30, 2019 increased $4.4 million, or 4.4%, to $104.4 million compared to $100.0 million for the same period of 2018.  The increase was driven primarily by higher commission expenses as a result of the mix of premium written and higher salary and benefit expenses during the nine months ended September 30, 2019.  The expense ratio was 29.1% during the nine months ended September 30, 2019 compared to 29.4% for the same period of 2018.  The decrease in the expense ratio was primarily related to the leveraging effect of higher net premiums earned in the nine months ended September 30, 2019 compared to the same period of 2018.

Federal income tax expense was $0.9 million for the nine months ended September 30, 2019 compared to federal income tax benefit of $2.7 million for the same period of 2018.  The effective tax rate for the nine months ended September 30, 2019 was a 19.6% expense compared to a 22.1% benefit in the same period of 2018.  The relatively low amount of pre-tax income for the nine months ended September 30, 2019 made these interim period effective tax rates less comparable.  The effective federal income tax rate in the current year differed from the normal statutory rate primarily as a result of tax-exempt investment income and the dividends received deduction.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income increased $13.1 million to $3.6 million during the nine months ended September 30, 2019 compared to net loss of $9.5 million during the same period of 2018.

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

Commercial automobile products covered by our reinsurance treaties from July 2013 through June 2019 are subject to an aggregate stop-loss provision.  Once this aggregate stop-loss level is reached, for every $100 of additional loss, we are only responsible for our $25 retention.  The following table illustrates the benefit of these reinsurance treaties, as the net financial loss to us of a further increase in ultimate losses for each of the six most recent reinsurance treaty years (2013-2018) covering these commercial automobile products is only about 25% of the gross loss:

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense from further strengthening current reserve position	$45.5	$90.9
Net financial loss	11.8	23.1

$/share (after tax)	$0.64	$1.25

Commercial automobile products covered by our reinsurance treaty from July 2019 through June 2020 are also subject to an aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years reflects both: (1) our decision to buy less reinsurance due to a higher cost of reinsurance for the 2019 treaty year, and (2) our confidence in profitability improvements given rate increases we are receiving on our commercial automobile products.

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

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2019, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $396 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from this estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of September 30, 2019 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$714,048	$(43,793)
100 basis point increase	735,945	(21,896)
Current fair value	757,841	–
100 basis point decrease	779,737	21,896
200 basis point decrease	801,634	43,793

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2019 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (1)	Remaining Shares Available to be Purchased Under the Program (1)
July 1 – July 31	124,151	$16.90	124,151	1,681,349
August 1 – August 31	60,585	16.31	60,585	1,620,764
September 1 – September 30	43,029	16.49	43,029	1,577,735
Total	227,765		227,765

(1)
On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 6, 2019, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million, including a limit of up to $6.25 million per quarter.  Pursuant to this share repurchase program, we entered into a Rule 10b5-1 plan on September 23, 2019, which authorizes the repurchase of up to $0.6 million of our outstanding common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act.  The Rule 10b5-1 plan expires on November 7, 2019.  No duration has been placed on our share repurchase program, and we reserve the right to amend, suspend or discontinue it at any time.   The share repurchase program does not commit us to repurchase any shares of our common stock.  We have funded, and intend to continue to fund, the share repurchase program from cash on hand.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended effective May 17, 2019, incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed August 7, 2019.

10.1	Offer Letter, dated September 6, 2019, between the Company and John R. Barnett

10.2	Non-Compete, Severance and Confidentiality Agreement, dated effective as of October 1, 2019, between the Company and John R. Barnett

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date November 6, 2019

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date November 6, 2019

By:	/s/ John R. Barnett
John R. Barnett
Chief Financial Officer