Form 10-K
period 2019-12-31
Protective Insurance Corp
filed 2020-03-06
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 28, 2019, based on the closing trade prices on that date, was approximately $175,668,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2020:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (nonvoting)	11,636,766
		14,240,116

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents
PROTECTIVE INSURANCE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2019

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

PART I

Item 1.  BUSINESS

Protective Insurance Corporation (referred to herein as "Protective") was incorporated under the laws of the State of Indiana in 1930.  Through its subsidiaries, Protective engages in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.

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

As is a common practice in the property and casualty insurance industry, the Insurance Subsidiaries share or "cede" portions of their gross premiums written with several non-affiliated reinsurers under excess of loss and quota share treaties covering predetermined groups of risks and by facultative (individual policy-by-policy) placements.  Reinsurance is ceded to spread the risk of loss from individual claims or groups of claims among several reinsurers and is an integral part of the Company's business.

In 2019, the Insurance Subsidiaries primarily served the commercial automobile market, although the Insurance Subsidiaries continue to support previously written policies in specialty markets for which the Company has discontinued writing business, and these operations are in run-off.  The Company expects targeted growth to occur in its core business of commercial automobile and workers' compensation.

The Company operates as one reportable property and casualty insurance segment based on how its operating results are regularly reviewed by its chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.

Product Lines

Commercial Automobile

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry that retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first- dollar or deductible basis, and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as commercial automobile.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized agents.  Products for small and intermediate fleets and independent contractors are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Insurance Subsidiaries will provide customized product offerings to specific markets through partnerships with brokers or program administrators.  In most cases, the Company's commercial automobile policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

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

Workers' Compensation

The Insurance Subsidiaries provide workers' compensation insurance for the commercial automobile industry, primarily to employees of motor carriers or independent contractors providing services in the transportation industry.  In 2017, the Company began marketing workers' compensation coverage beyond commercial automobile clients to a variety of non-transportation operations, such as light manufacturing, restaurants, retailers, and professional services on both a first-dollar and deductible basis.  In 2019, the Company took actions to reduce exposure to workers’ compensation coverage for non-transportation risks.  While the Company may continue to underwrite select non-transportation risks, the Company’s primary focus will be underwriting workers’ compensation coverage for transportation risks.  In most cases, the Company's workers' compensation policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred on average comprise approximately two-thirds of the Company's operating expenses.

The Company's consolidated balance sheets as of December 31, 2019 and 2018 set forth in Part II, Item 8 of this Annual Report on Form 10-K include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

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

Beginning in early 2019, the Company began strategically buying facultative reinsurance on policies with $5.0 million limits, specifically in our excess automobile and public transportation books of business.  This reinsurance coverage has served to lower the loss limit on a significant portion of the Company’s commercial automobile liability policies to $2.0 million for a single occurrence.  This action, coupled with the renewal of our annual aggregate deductible treaty at a 35% quota share rate, whereby once the aggregate stop-loss level is reached the Company is responsible for its 65% retention, has significantly reduced the Company’s exposure and volatility to large commercial automobile liability losses.

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

The table below sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2019, 2018 and 2017.  This table includes reserves, net of reinsurance recoverable, to correspond with the presentation in the Company's consolidated statements of operations, but also includes a reconciliation of beginning and ending loss and LAE liability, gross of reinsurance recoverable, as presented in the Company's consolidated balance sheets.  All amounts are shown net of reinsurance, unless otherwise indicated.

(dollars in thousands)	2019	2018	2017
Reserves, gross of reinsurance recoverable, at the beginning of the year	$865,339	$680,274	$576,330
Reinsurance recoverable on unpaid losses at the beginning of the year	375,935	308,143	251,563
Reserves at the beginning of the year	489,404	372,131	324,767

Provision for losses and loss expenses:
Claims occurring during the current year	349,018	329,078	228,303
Claims occurring during prior years	(550)	16,786	19,215
Total incurred losses and loss expenses	348,468	345,864	247,518

Loss and loss expense payments:
Claims occurring during the current year	90,364	84,738	67,234
Claims occurring during prior years	157,508	143,853	132,920
Total paid	247,872	228,591	200,154
Reserves at the end of the year	590,000	489,404	372,131

Reinsurance recoverable on unpaid losses at the end of the year	398,305	375,935	308,143
Reserves, gross of reinsurance recoverable, at the end of the year	$988,305	$865,339	$680,274

The reconciliation above shows the Company's estimate of net losses on 2018 and prior accident years is approximately $0.6 million lower at December 31, 2019 than was provided in loss reserves at December 31, 2018 (referred to as a "reserve savings").  This compares to a $16.8 million reserve deficiency on prior accident years in 2018 and a $19.2 million reserve deficiency reported in 2017 related to prior accident years.

The following table is a summary of the 2019 calendar year reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2018	(Savings) Deficiency Recorded During 2019 (1)	% (Savings) Deficiency
2018	$244,339	$(5,168)	(2.1)%
2017	92,770	(8,694)	(9.4)%
2016	41,427	1,648	4.0%
2015	25,545	2,688	10.5%
2014	23,357	5,016	21.5%
2013 and prior	61,966	3,960	6.4%

	$489,404	$(550)	(.1)%

(1)
Consists of development on cases known at December 31, 2018, losses reported which were previously unknown at December 31, 2018 (incurred but not reported), unallocated loss expense paid related to accident years 2018 and prior and changes in the reserves for incurred but not reported losses and loss expenses.

The savings shown in accident years 2018 and 2017 in the table above reflect favorable loss development in both short-tail lines of business, such as physical damage, and the Company's independent contractor products (including non-trucking liability, occupational accident and workers' compensation).  The deficiencies in accident years 2013 and prior through 2016 are largely the result of several severe transportation losses.  The Company took and continues to take action in all accident years to reflect new trends in loss development for commercial automobile products that have emerged over the last several years.  These actions include case reserving reviews, as well as continued actuarial product reviews, and resulted in the reserve strengthening noted in accident years 2016 and prior.

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

Ten-Year Historical Development Tables:

The table below presents the development of U.S. generally accepted accounting principles ("GAAP") balance sheet insurance reserves for each year-end from 2009 through 2018, as of December 31, 2019, net of all reinsurance credits.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Liability for Unpaid Losses and Loss Adjustment Expenses (1)	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404	$590,000

Liability Reestimated as of: (2)
One Year Later	$194,430	208,933	280,217	283,673	277,734	285,521	315,589	343,982	388,917	488,854
Two Years Later	198,220	201,745	272,285	282,381	268,757	303,540	340,361	369,670	393,536
Three Years Later	188,110	204,243	276,525	279,685	288,862	332,175	361,791	382,982
Four Years Later	192,195	202,078	268,299	291,332	313,909	343,898	373,454
Five Years Later	187,792	198,518	275,517	298,861	313,662	352,873
Six Years Later	181,547	200,922	276,812	299,996	317,621
Seven Years Later	181,998	203,692	279,598	300,450
Eight Years Later	184,122	204,769	279,926
Nine Years Later	183,693	205,047
Ten Years Later	184,280

Cumulative Redundancy (Deficiency) (3)	$18,973	$13,582	$10,166	$(11,214)	$(29,533)	$(57,290)	$(71,701)	$(58,215)	$(21,405)	$550

Cumulative Amount of Liability Paid Through: (4)
One Year Later	$74,182	$72,393	$94,003	$103,941	$92,275	$92,870	$109,228	$132,920	$143,853	$157,508
Two Years Later	107,413	109,382	156,271	162,087	159,282	166,642	195,951	217,376	220,502
Three Years Later	125,038	133,507	193,566	205,452	166,642	222,295	250,924	275,464
Four Years Later	137,460	147,462	214,873	202,803	234,158	258,576	287,311
Five Years Later	143,461	158,172	227,359	241,533	251,696	283,107
Six Years Later	148,101	166,112	234,578	252,648	263,194
Seven Years Later	152,375	168,524	241,383	258,630
Eight Years Later	153,999	173,015	246,052
Nine Years Later	157,297	176,204
Ten Years Later	159,933

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

(3)	Represents the aggregate change in the estimates of each calendar year-end reserve through December 31, 2019.

(4)
Represents the cumulative amount paid with respect to the previously recorded calendar year-end liability as of the end of each succeeding year.  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business, whereby portions of claims, principally in workers' compensation coverages, do not fully pay out for more than ten years.

Reserve developments for all years ended in the period 1985 through 2011 have produced redundancies as of December 31, 2019, with deficiencies developing for periods from 2012 to 2018.  The $0.6 million savings developed through one year on the 2018 reserve position reflects (1) action taken by management to respond to higher than expected adverse commercial automobile case development and (2) continued favorable development in short-tail lines and workers' compensation.  The deficiencies that developed in the chart from 2012 through 2018 have been largely attributable to two main factors.  First, the Company engaged in new markets between 2008 and 2013, including professional liability and property coverages concentrated in the state of Florida.  These products (now discontinued) experienced significant adverse loss development in calendar years 2016 and 2017 as more information emerged and was therefore considered in the reserving process.  Second, the Company has experienced increased severity in losses related to its commercial automobile transportation offerings.  During 2019, the Company continued to address the rate adequacy and customer segmentation practices of these products in response to these adverse loss trends.

Readers should note the table above does not present accident or policy year development data, which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2012, but incurred in 2009, will be included in the cumulative development amount for each of the years ending December 31, 2009, 2010, and 2011.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table below presents loss development data on a gross (before consideration of reinsurance) basis for the same ten-year period December 31, 2009 through December 31, 2018, as of December 31, 2019, with a reconciliation of the data to the net amounts shown in the table above.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Direct and Assumed:
Liability for Unpaid Losses and Loss Adjustment Expenses	$359,030	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596	$576,330	$680,274	$865,339	$988,305

Liability Reestimated as of December 31, 2019	312,879	335,183	427,008	487,838	538,943	623,982	661,396	676,334	730,261	872,344

Cumulative Redundancy (Deficiency)	$46,151	$9,337	$(5,452)	$(32,384)	$(64,473)	$(117,880)	$(147,800)	$(100,004)	$(49,987)	$(7,005)

Ceded:
Liability for Unpaid Losses and Loss Adjustment Expenses	$155,777	$125,891	$131,464	$166,218	$186,382	$210,519	$211,843	$251,563	$308,143	$375,935	$398,305

Liability Reestimated as of December 31, 2019	128,599	130,136	147,082	187,388	221,322	271,109	287,942	293,352	336,725	383,491

Cumulative Redundancy (Deficiency)	$27,178	$(4,245)	$(15,618)	$(21,170)	$(34,940)	$(60,590)	$(76,099)	$(41,789)	$(28,582)	$(7,556)

Net:
Liability for Unpaid Losses and Loss Adjustment Expenses	$203,253	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404	$590,000

Liability Reestimated as of December 31, 2019	184,280	205,047	279,926	300,450	317,621	352,873	373,454	382,982	393,536	488,854

Cumulative Redundancy (Deficiency)	$18,973	$13,582	$10,166	$(11,214)	$(29,533)	$(57,290)	$(71,701)	$(58,215)	$(21,405)	$550

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

Very few environmental claims have historically been reported to the Company.  In addition, a review of the businesses of the Company's past and current insureds indicates that exposure to claims of an environmental nature is typically limited because the vast majority of the Company's accounts are not currently, and have not in the past been, involved in the hauling of hazardous substances.  Also, the revision of the pollution exclusion in the Company's policies since 1986 limits exposure to such claims.

The Company does not expect to have any significant environmental claims relating to asbestos exposure.

The Company's reserves for unpaid losses and loss expenses at December 31, 2019 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for IBNR environmental losses at December 31, 2019.

Marketing

Historically, the Insurance Subsidiaries have primarily focused their commercial automobile marketing efforts on large and medium-sized trucking fleets, with their biggest market share in larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) generally self-insure a significant portion of their risk, and self-insured retention plans are a specialty of the Company.  The indemnity contract provided to such customers is designed to cover all aspects of commercial automobile liability, including third-party liability, property damage, physical damage and cargo, whether arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain deductibles on each claim.  The Company's commercial automobile offerings also include public livery risks, principally small operators of bus fleets, work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor, as well as workers' compensation coverage to employees of independent contractor fleet owners.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized independent agents.

In addition, the Company offers a program of coverages for "small fleet" trucking concerns (owner-operators generally with one to six power units) and "medium fleet" trucking concerns (7 to 150 power units). Products for small and medium fleets, independent contractors, and non-trucking entities are marketed through relationships with non-affiliated brokers and specialized agents.

In some cases, the Company will provide specific product offerings to specialized markets through partnerships with brokers and program administrators.  As the Company has grown, its distribution strategy has moved toward utilization of non-affiliated agents and brokers to place new business for small and intermediate commercial automobile (including independent contractor products).  In addition, the Company has developed customized commercial automobile liability and workers' compensation programs, which are marketed through non-affiliated agent partners.  These customized programs can include a suite of products selected for its targeted customer base, including commercial automobile liability, general liability, non-trucking liability, cargo, occupational accident, or workers' compensation coverages.

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

At December 31, 2019, the market value of the Company's consolidated investment portfolio was approximately $968.2 million, consisting of fixed income securities, equity securities, investments in limited partnerships, commercial mortgage loans and short-term and other investments and included $59.8 million of short-term funds classified as cash equivalents.

A comparison of the allocation of assets within the Company's consolidated investment portfolio, using market value as a basis, is as follows as of December 31:

	2019	2018
Fixed income securities	82.2%	67.5%
Short-term	0.1	0.1
Cash equivalents	6.2	17.8
Total fixed income and short-term securities	88.5	85.4

Limited partnerships (equity basis)	2.4	6.3
Commercial mortgage loans (amortized cost basis)	1.2	0.8
Equity securities	7.9	7.5
	100.0%	100.0%

Fixed Income and Short-Term Investments

Fixed income and short-term securities comprised 88.5% of the market value of the Company's consolidated investment portfolio of $968.2 million at December 31, 2019.  The fixed income portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $4.0 million (0.4% of the Company's consolidated investment portfolio).  The Company's fixed income portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed income securities but typically holds such investments until maturity.  Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed income securities may be sold when realignment of the portfolio is considered beneficial (e.g., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

Approximately $61.2 million of the Company's fixed income investments (6.3% of the Company's consolidated investment portfolio, which includes money market instruments classified as cash equivalents) consisted of non-rated bonds and bonds rated as less than investment grade by the National Association of Insurance Commissioners ("NAIC") at year end.  These investments had a $0.7 million aggregate net unrealized gain position at December 31, 2019.

The market value of the consolidated fixed income portfolio included $12.5 million of net unrealized gains at December 31, 2019 compared to $7.9 million of net unrealized losses at December 31, 2018.  The Company analyzes fixed income securities for other-than-temporary impairment ("OTTI") in accordance with the Financial Accounting Standards Board OTTI guidance.  As has been the Company's consistent policy, OTTI is considered for any individual issue which has sustained a decline in current market value of at least 20% below original or adjusted cost, and the decline is ongoing for more than six months, regardless of the evaluation of the creditworthiness of the issuer or the specific issue.  Additionally, the Company takes into account any known subjective information in evaluating for impairment without consideration of the Company's 20% threshold.  The current net unrealized gain on fixed income securities consists of $3.6 million of gross unrealized losses and $16.1 million of gross unrealized gains.  The gross unrealized losses equal approximately 0.5% of the cost of all fixed income securities.  See also "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for additional details regarding the Company's investment valuation.

Equity Securities

Because of the large amount of high-quality fixed income investments owned, relative to the Company's loss and loss expense reserves (net of reinsurance recoverables) and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for longer periods of time.  Equity securities comprised 7.9% of the market value of the Company's consolidated investment portfolio of $968.2 million at December 31, 2019.  The Company's equity securities portfolio consists of various securities with diversification from large to small capitalization issuers and among several industries.  The largest single-equity issue owned had a market value of $3.9 million at December 31, 2019 (0.4% of the Company's consolidated investment portfolio).

Realized gains related to the sale of equity securities during 2019 recognized in the consolidated statement of operations for the year ended December 31, 2019 were $1.9 million before taxes. Net unrealized gains on equity securities held at December 31, 2019 included in the consolidated statement of operations for the year ended December 31, 2019 were $9.3 million.

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

As of January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 changed the accounting for non-consolidated equity investments that are not accounted for under the equity method of accounting by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.

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

Limited Partnerships

The Company invests in various limited partnerships engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  The funds used for these investments are part of the Company's excess capital strategy.  At December 31, 2019, the aggregate carrying value was $23.3 million, comprising 2.4% of the market value of the Company's consolidated investment portfolio.

As a group, these investments increased in value during 2019, with the aggregate of the Company's share of such gains reported by the limited partnerships totaling approximately $1.6 million.

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

Investment Yields

Pre-tax net investment income increased $4.2 million, or 19%, during 2019, reflecting higher interest rates for shorter duration securities, increased dividends and increased invested assets from continuing positive cash flow from operations.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2019	2018
Before federal tax:
Investment income	3.3%	3.0%
Investment income plus investment gains (losses)	4.8	(0.1)

After federal tax:
Investment income	3.3	2.7
Investment income plus investment gains (losses)	4.2	(0.6)

See also "Results of Operations" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for additional details of the Company's investment operations.

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

Additionally, changes in laws and regulations governing the insurance industry could have an impact on the Company's ability to generate historical levels of income from its insurance operations.  The Company is obligated to comply with numerous complex and varied governmental regulations in order to maintain its authority to write insurance business.  While the Company has continuously maintained each of its licenses without exception, failure to maintain compliance could result in governmental regulators temporarily preventing the Company from writing new business, thus having a detrimental effect on the Company.  Also, the ability of the Insurance Subsidiaries to modify certain insurance rates, specifically workers' compensation rates, is heavily regulated, and such rate increases are often denied or delayed for substantial periods by regulators.

Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the NAIC, which are designed to provide protection for both policyholders and shareholders.  The statutory capital of each of the Insurance Subsidiaries substantially exceeds the minimum risk-based capital requirements set by the NAIC.  State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors, taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2019, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $131.6 million.  Actual consolidated statutory capital and surplus at December 31, 2019 exceeded this requirement by $240.2 million.

Employees

As of December 31, 2019, the Company had 500 employees.

Revenue Concentration

The Company derives a significant percentage of its direct premium volume from certain FedEx Corporation subsidiaries and operating companies ("FedEx"), and from insurance coverage provided to FedEx's contracted service providers.  FedEx represented approximately $4.7 million, $16.2 million and $18.5 million of the Company's consolidated gross premiums written in 2019, 2018 and 2017, respectively.  The decrease in 2019 is related to the non-renewal of certain excess coverage policies in late 2018.  An additional $172.8 million, $174.7 million and $189.4 million in 2019, 2018 and 2017, respectively, was placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx, but this additional business was not dependent upon the Company's direct business with FedEx.

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

The Company believes it has a competitive advantage in its major lines of business as the result of its management and staff, its service and products, its willingness to custom build insurance programs for its customers, its centralized location with ready access to skilled employees, its proprietary databases and the use of technology with respect to its insureds.  However, should competitors determine to "buy" market share with unprofitable rates, the Insurance Subsidiaries will generally experience a decline in business until pricing returns to profitable levels.

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

The Company makes available, free of charge, through its Internet website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with or furnishes it to the SEC. The Company also includes on its Internet website its Code of Business Conduct and the charter of each permanent committee of its Board of Directors (the "Board"). In addition, the Company intends to disclose on its Internet website any amendments to, or waivers from, its Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the Nasdaq Stock Market LLC ("Nasdaq").

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
One or more of our Insurance Subsidiaries are regulated and/or licensed in all 50 of the United States, the District of Columbia, all Canadian provinces, Puerto Rico and Bermuda.  We are obligated to comply with numerous complex and varied governmental regulations in order to maintain our authority to write insurance business.  Failure to maintain compliance could result in governmental regulators preventing us from writing new business, which would have a material adverse impact on us, our results of operations and our financial condition.  Further, the ability of our Insurance Subsidiaries to adjust insurance rates and other product offerings is regulated for significant portions of our business, and needed rate adjustments can be denied or delayed for substantial periods by regulators, which could have a material adverse effect on our results of operations and our financial condition.

A material decline in our financial strength rating could adversely affect our position in the insurance market and cause a significant reduction in our premiums and earnings.
Our main insurance subsidiary, Protective Insurance Co., currently has a financial strength rating of “A” (Excellent) with a negative outlook by A.M. Best Company, Inc. ("A.M. Best"), which represents a downgrade from the “A+” (Superior) financial strength rating with a negative outlook Protective Insurance Co. had prior to November 20, 2018.  Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation).  The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties with an expert independent opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims.  This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.  A future downgrade by A.M. Best could result in the loss of a number of insurance contracts we write and in a substantial loss of business to other competitors, which would have a material adverse effect on our results of operations.

We have two classes of common stock with unequal voting rights that are effectively controlled by our principal shareholders and management, which limits other shareholders’ ability to influence our operations.
Our principal shareholders, directors and executive officers and their affiliates control approximately 49% of the outstanding shares of voting Class A Common Stock and approximately 25% of the outstanding shares of non-voting Class B Common Stock.  These parties effectively control us, direct our affairs, and exert significant influence in the election of directors and approval of significant corporate transactions.  The interests of these shareholders may conflict with those of other shareholders, and this concentration of voting power may limit the marketability of our stock and has the potential to delay, defer or prevent a change in control that other shareholders may believe to be in their best interests.

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
In addition, our daily business operations require us to retain sensitive data such as proprietary business information and data related to customers, claimants and business partners within our network infrastructure.  Cybersecurity attacks and intrusion efforts are continuous and evolving.  The scope and severity of risks that cyber threats present have increased dramatically, and include, but are not limited to, disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Our information technology and other systems have been, and in the future could be, subject to physical or electronic break-ins; attempts to gain unauthorized access to data from our employees, vendors or third parties; unauthorized tampering; exploitation of weaknesses related to our vendors or other third parties; denials of service; computer viruses and other malicious software; or other cybersecurity attacks or breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to our customers and business partners, or in the theft of intellectual property or proprietary information.  We evaluate the adequacy of our third-party service providers’ cybersecurity measures through periodic due diligence and contractual obligations.  Despite these safeguards, disruptions to and breaches of our information technology systems or providers’ are possible and may negatively impact our business.

We cannot ensure that we will be able to identify, prevent or contain the effects of any future cyber attacks or other cybersecurity incidents that bypass our security measures or disrupt our information technology systems or business. Any failure to maintain proper security, confidentiality or privacy of sensitive data residing on our information technology and other operational systems could delay or disrupt our ability to do business and service clients, harm our reputation, require us to incur significant remediation costs, subject us to litigation, regulatory fines, a loss of customers and revenues or otherwise have a material adverse effect on our business, results of operations and financial condition.

Legal and regulatory proceedings are unpredictable and could produce one or more unexpected verdicts against us that could materially and adversely affect our financial results for any given period.
We are currently, and from time to time have been, involved in lawsuits, regulatory inquiries and other legal proceedings arising out of the ordinary course of business. Some of these proceedings may involve matters particular to Protective or one or more of our Insurance Subsidiaries, while others may pertain to business practices in the industry in which we operate. These matters often raise difficult factual and legal issues and are subject to uncertainties and complexities. The outcomes of these matters are difficult to predict, and the amounts or ranges of potential loss at particular stages in the proceedings are in most cases difficult or impossible to ascertain. A further complication is that even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Given the unpredictability of the legal and regulatory landscape in which we operate, there can be no assurance that one or more of these matters will not produce a result that could materially and adversely affect our financial results for any given period.

For information about our pending legal proceedings, see Note T, “Litigation, Commitments and Contingencies,” of the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K..

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

Item 3.  LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note T, "Litigation, Commitments and Contingencies," of the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference into this Item 3.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following summary sets forth certain information concerning the Company's executive officers as of February 28, 2020:

Name	Age	Title	Served in Such Capacity Since
Jeremy D. Edgecliffe-Johnson	49	Chief Executive Officer	2019 (1)
John R. Barnett	52	Chief Financial Officer	2019 (2)
Bahr D. Omidfar	59	Chief Information Officer	2019 (3)
Jeremy F. Goldstein	48	Executive Vice President	2017 (4)
Patrick S. Schmiedt	39	Chief Underwriting Officer	2018 (5)

(1)
Mr. Edgecliffe-Johnson joined the Company in May 2019 as Chief Executive Officer.  Prior to joining the Company, Mr. Edgecliffe-Johnson served as President, U.S. Commercial of American International Group, Inc. (“AIG”) from February 2016 to December 2017, with responsibility for underwriting, operations, claims and distribution in the U.S., Canada, Brazil, Mexico and Puerto Rico.  He served as Chief Executive Officer and President of Lexington Insurance Company, AIG’s excess and surplus lines unit, from February 2013 to December 2017.  Mr. Edgecliffe-Johnson served in various executive leadership roles at AIG between 2000 and 2013, including Specialty Product Line Executive, U.S. & Canada; President of Cat Excess Liability; U.S. Executive for Energy Excess Casualty; and Regional Vice President for the Mid-Atlantic territory. Prior to joining AIG, Mr. Edgecliffe-Johnson served as a broker for Sedgwick, Inc. and Marsh, Inc.

(2)
Mr. Barnett joined the Company in September 2019 as Chief Financial Officer.  Prior to joining the Company, Mr. Barnett served as Chief Financial Officer and Executive Vice President of First Acceptance Corporation, a non-standard auto insurance underwriter (“First Acceptance”), since October 2018 and served as Senior Vice President, Finance of First Acceptance from May 2007 to March 2013.   Mr. Barnett’s responsibilities at First Acceptance included financial reporting, accounting, planning and analysis, investments, actuarial, and treasury operations.   From March 2013 to October 2018, Mr. Barnett served as Vice President, Finance of Broadcast Music, Inc., a music rights management company. Prior to his time at First Acceptance, Mr. Barnett served in various management and manufacturing roles during his career, including as Senior Manager, Planning and Analysis of Anheuser-Busch Companies from 1999 to 2007.

(3)
Mr. Omidfar joined the Company in September 2019 as Chief Information Officer.  Prior to joining the Company, Mr. Omidfar most recently served as Chief Technology Officer at CNA Financial Corporation from January 2018 to April 2019, where he developed, executed and led various initiatives, including the implementation of a new operating model; led strategic partnerships; and created a technology strategy and roadmap for the enterprise.  Mr. Omidfar served in various Senior Vice President roles with Fidelity Investments, Inc. from August 2013 until January 2018, focusing on technology and security.  Mr. Omidfar has also held roles at Rockwell Automation, Inc., Raytheon Company, Motorola, Inc., Deloitte LLP and Northrop Grumman Corporation and holds multiple certifications, including a Six Sigma Black Belt.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's Class A and Class B Common Stock are traded on Nasdaq under the symbols PTVCA and PTVCB, respectively.  The Class A and Class B common shares have identical rights and privileges, except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of February 28, 2020, there were approximately 27 record holders of Class A Common Stock and approximately 56 record holders of Class B Common Stock.

The Company has paid quarterly cash dividends continuously since 1974.  The Company paid a quarterly dividend of $.10 per share during 2019.  In the first quarter of 2020, the Company declared a dividend of $.10 per share.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At December 31, 2019, $131.6 million, or 36.1% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to Protective because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material dividend payment concerns for the Company.  The Board intends to address the subject of dividends at each of its future meetings and will consider the Company's earnings, returns on investments and its capital needs.

The following table presents information regarding the Company's repurchases of its Common Stock for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2019	16,136	$16.73	16,136	1,561,599
November 1 - November 30, 2019	30,598	16.03	30,598	1,531,001
December 1 - December 31, 2019	28,508	16.03	28,508	1,502,493
Total	75,242		75,242

(1)
On August 31, 2017, the Company's Board of Directors authorized the reinstatement of the Company's share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 6, 2019, the Company's Board of Directors reaffirmed the Company's share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million and added a limit of no more than $6.25 million in repurchases per quarter.  The repurchases may be made in the open market or through privately negotiated transactions, from time to time, and in accordance with applicable laws, rules and regulations.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on December 30, 2019, which authorized the repurchase of up to $0.6 million of the Company's outstanding common shares at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Exchange Act.  The Rule 10b5-1 plan expired on February 26, 2020.  No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.  The Company has funded, and intends to continue to fund, the share repurchase program from cash on hand.

Corporate Performance

The following graph shows a five-year comparison of cumulative total return for the Company's Class B Common Stock, the Russell 2000 Index and the Company's peer group as determined by management (the "PTVCB Peer Group").  The basis of comparison is a $100 investment at December 31, 2014, in each of (i) Protective, (ii) the Russell 2000 Index and (iii) the PTVCB Peer Group.  All dividends are assumed to be reinvested.

	Year Ended December 31
Index	2014	2015	2016	2017	2018	2019
Protective Insurance Corporation	$100.00	$97.34	$106.34	$105.93	$77.42	$76.59
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
PTVCB Peer Group	100.00	107.56	128.17	139.73	144.22	161.68

PTVCB Peer Group
Amerisafe, Inc.	HCI Group, Inc.
Atlas Financial Holdings, Inc.	Heritage Insurance Holdings, Inc.
Donegal Group Inc.	James River Group Holdings, Ltd.
EMC Insurance Group Inc.	NMI Holdings, Inc.
Employers Holdings, Inc.	Safety Insurance Group, Inc.
FedNat Holding Company	United Insurance Holdings Corp.
Hallmark Financial Services, Inc.	Universal Insurance Holdings, Inc.

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2019.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2019 included in Part II, Item 8 "Financial Statements and Supplementary Data", and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Gross premiums written	$574,918	$582,500	$504,737	$403,004	$383,553

Net premiums earned	447,288	432,880	328,145	276,011	263,335

Net investment income	26,249	22,048	18,095	14,483	12,498

Net realized and unrealized gains (losses) on investments	12,889	(25,691)	19,686	23,228	(1,261)

Losses and loss expenses incurred	348,468	345,864	247,518	186,481	155,750

Net income (loss)	7,347	(34,075)	18,323	28,945	23,283

Earnings (loss) per share -- net income (loss) (1)	0.50	(2.28)	1.21	1.92	1.55

Cash dividends per share	0.40	1.12	1.08	1.04	1.00

Investment portfolio (2)	968,205	878,638	854,595	749,501	729,877

Total assets	1,634,360	1,490,131	1,357,016	1,154,137	1,085,771

Shareholders' equity	364,316	356,082	418,811	404,345	394,498

Book value per share	25.51	23.95	27.83	26.81	26.25

(1)	Earnings (loss) per share are adjusted for the dilutive effect of restricted stock outstanding for 2015-2017 and 2019.

(2)	Includes money market instruments classified as cash equivalents in the consolidated balance sheets.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Protective Insurance Corporation is a property-casualty insurer specializing in marketing and underwriting property, liability and workers' compensation coverage for trucking and commercial automobile fleets, as well as coverage for trucking industry independent contractors.  We operate as one reportable property and casualty insurance segment, offering a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, we recorded a tax benefit of $9.6 million related to the remeasurement of our deferred tax assets and liabilities at December 31, 2017.  As of December 31, 2017, the Internal Revenue Service ("IRS") had not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, while we had not completed our accounting for the tax effects, we made a reasonable estimate of the tax effects on our existing deferred tax balances at December 31, 2017.  We finalized our accounting for the tax effects of the U.S. Tax Act during 2018.  No material adjustments to income tax expense (benefit) were recorded during 2018.

On August 23, 2019, A.M. Best Company, Inc. ("A.M. Best") affirmed our financial strength rating of "A" (Excellent). A.M. Best continues to categorize our balance sheet as "very strong" and our operating performance as "adequate," but its outlook remains negative.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock. On August 6, 2019, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million and added a limit of no more than $6.25 million in repurchases per quarter. The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations. On December 30, 2019, we entered into a stock repurchase plan for the purpose of repurchasing up to $0.6 million of shares of our common stock, at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Rule 10b5-1 Plan"). The Rule 10b5-1 Plan was established pursuant to, and as part of, our share repurchase program and permits shares to be repurchased in accordance with pre-determined criteria when repurchases would otherwise be prohibited, such as during self-imposed blackout periods, or under insider trading laws. The Rule 10b5-1 Plan expired on February 26, 2020. The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the year ended December 31, 2019, we paid $11.5 million to repurchase 11,989 shares of Class A and 665,099 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at December 31, 2019 would be expected to fall by approximately 2.6%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 6.9 years at December 31, 2019 compared to 5.5 years at December 31, 2018.  The average duration of our fixed income portfolio remains shorter than the average  duration of our liabilities.  We also remain an active participant in the equity securities market, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash flows from operations decreased $14.0 million to $86.7 million for 2019 compared to $100.7 million in 2018.  The decrease in operating cash flows was primarily related to an increase in payments for losses and loss adjustment expenses and operating expenses, partially offset by higher premium volume as well as higher investment income during 2019.  Net cash flows from operations increased $3.0 million to $100.7 million for 2018 compared to $97.7 million in 2017, primarily due to higher premium volume in 2018 compared to 2017.

Net cash used in investing activities was $151.9 million for 2019 compared to net cash provided by investing activities of $23.7 million in 2018. The $175.6 million change was primarily the result of a decrease in proceeds from sales of our fixed income and equity securities of $229.7 million compared to 2018.  We also had higher purchases of fixed income and equity securities of $8.2 million during 2019 compared to 2018.  These cash outflows were partially offset by $33.4 million in distributions received from our limited partnership investments in 2019 compared to $6.9 million in 2018 and $20.4 million higher proceeds from maturities of fixed income securities during 2019 compared to 2018.  Additionally, during 2018, we purchased $10.0 million of company-owned life insurance, which did not recur in 2019.  Net cash provided by investing activities was $23.7 million for 2018 compared to net cash used in investing activities of $74.3 million in 2017.  The $98.0 million change was primarily related to higher proceeds from sales of fixed income and equity securities and lower purchases of fixed income and equity security investments.  These increases were partially offset by lower proceeds from maturities of our fixed income securities and lower distributions from out limited partnership investments during 2018, in addition to the purchase of $10.0 million of company-owned life insurance in the first quarter of 2018.

Net cash used in financing activities for 2019 consisted of regular cash dividend payments to shareholders of $5.9 million ($0.40 per share) and $11.5 million to repurchase 677,088 shares of our common stock.  Financing activities for 2018 consisted of regular cash dividend payments to shareholders of $16.8 million ($1.12 per share) and $4.6 million to repurchase 199,668 shares of our common stock.  Financing activities for 2017 consisted of regular cash dividend payments to shareholders of $16.3 million ($1.08 per share) and $1.9 million to repurchase 84,960 shares of our common stock.

Our assets at December 31, 2019 included $59.8 million of investments included within cash and cash equivalents on the consolidated balance sheet that are readily convertible to cash without market penalty and an additional $86.4 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate ("LIBOR") and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of December 31, 2019.  At December 31, 2019, the effective interest rate was 2.88% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of December 31, 2019.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for 2019 equaled approximately 120.7% of the combined statutory surplus of these subsidiaries.  According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of December 31, 2019.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At December 31, 2019, $37.9 million may be transferred by dividend or loan to Protective without approval by, or prior notification to, regulatory authorities.  An additional $201.0 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $7.1 million at December 31, 2019.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For 2018, we also had a goodwill impairment charge, which was excluded from the calculation of 2018 underwriting income (loss).  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  For 2018, the goodwill impairment charge was excluded from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

(dollars in thousands)	2019	2018	2017
Income (loss) before federal income tax expense (benefit)	$8,673	$(43,872)	$10,122
Less: Net realized and unrealized gains (losses) on investments	12,889	(25,691)	19,686
Less: Net investment income	26,249	22,048	18,095
Less: Goodwill impairment charge included in other operating expenses (see below)	–	(3,152)	–
Underwriting income (loss)	$(30,465)	$(37,077)	$(27,659)

Other operating expenses	$138,456	$137,177	$113,594
Less: Goodwill impairment charge	–	3,152	–
Other operating expenses, excluding goodwill impairment charge	$138,456	$134,025	$113,594

Ratios
Losses and loss expenses incurred	$348,468	$345,864	$247,518
Net premiums earned	447,288	432,880	328,145
Loss ratio	77.9%	79.9%	75.4%

Other operating expenses	$138,456	$137,177	$113,594
Less: Commissions and other income	9,171	9,932	5,308
Other operating expenses, less commissions and other income	129,285	127,245	108,286
Net premiums earned	447,288	432,880	328,145
Expense ratio	28.9%	29.4%	33.0%

Impact of goodwill impairment charge	–	(0.7)%	–
Expense ratio, excluding goodwill impairment charge	28.9%	28.7%	33.0%

Combined ratio	106.8%	109.3%	108.4%
Combined ratio, excluding goodwill impairment charge	106.8%	108.6%	108.4%

Results of Operations

2019 Compared to 2018

	2019	2018	Change	% Change
Gross premiums written	$574,918	$582,500	$(7,582)	(1.3)%
Ceded premiums written	(122,676)	(138,102)	15,426	(11.2)%
Net premiums written	$452,242	$444,398	$7,844	1.8%

Net premiums earned	$447,288	$432,880	$14,408	3.3%
Net investment income	26,249	22,048	4,201	19.1%
Commissions and other income	9,171	9,932	(761)	(7.7)%
Net realized and unrealized gains (losses) on investments	12,889	(25,691)	38,580	(150.2)%
Total revenue	495,597	439,169
Losses and loss expenses incurred	348,468	345,864	2,604	0.8%
Other operating expenses	138,456	137,177	1,279	0.9%
Total expenses	486,924	483,041
Income (loss) before federal income tax expense (benefit)	8,673	(43,872)	52,545
Federal income tax expense (benefit)	1,326	(9,797)	11,123
Net income (loss)	$7,347	$(34,075)	$41,422

Gross premiums written for 2019 decreased $7.6 million (1.3%) due to the non-renewal of unprofitable business during the year, while net premiums earned increased $14.4 million (3.3%), as compared to 2018.  The higher net premiums earned in 2019 were primarily the result of lower premiums ceded when compared to  2018, as discussed below. The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 21.3% of gross premiums written for 2019 compared to 23.7% for 2018.  During 2018, we had reserve strengthening that resulted in ceding an additional $17.3 million in premium from prior treaty years related to the variable premium adjustment provisions in our historical reinsurance treaties.  In comparison the 2019 period reflected the ceding of only an additional $1.6 million in commercial automobile premium from prior treaty years related to variable premium adjustment provisions in our historical reinsurance treaties.  This was partially offset by higher gross premiums written in workers' compensation coverages, which carry a higher reinsurance ceding rate in 2019 compared to 2018.

Losses and loss expenses incurred during 2019 increased $2.6 million (0.8%) to $348.5 million compared to $345.9 million in 2018,  while the loss ratio decreased to 77.9% for 2019 compared to 79.9% for 2018.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The increased losses and loss expenses incurred reflected an increase in current accident year losses driven by continued emergence of severity.  This current accident year development was partially offset by prior accident year net savings of $0.6 million that developed during 2019, primarily due to favorable loss development in workers' compensation coverages.  Including the impact of the additional $1.6 million of ceded premium discussed above, total prior accident years had an unfavorable impact of $1.0 million in 2019.  Losses and loss expenses for 2018 reflected reserve adjustments of $16.8 million related to unfavorable prior accident year loss development in commercial automobile coverages.  Including the impact of the additional $17.3 million of ceded premium discussed above, total prior accident years had an unfavorable impact of $34.1 million in 2018.

Commercial automobile products covered by our reinsurance treaties from July 2013 through June 2019 are subject to an unlimited aggregate stop-loss provision.  Currently each of these treaty years is reserved at or above the attachment level of these treaties.  For every $100 of additional loss, we are only responsible for our $25 retention.  The following table illustrates the benefit of these reinsurance treaties based on select theoretical scenarios.  For these theoretical scenarios, the net financial loss to the Company is approximately 25% of the gross loss.

	5% Increase in Ultimate Loss Ratio	10% Increase in Ultimate Loss Ratio
Gross loss expense from further strengthening current reserve position	$47.2	$94.5
Net financial loss	$11.8	$23.6
$/share (after tax)	$0.64	$1.28

Commercial automobile products covered by our reinsurance treaty from July 2019 through June 2020 are also subject to an unlimited aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years, reflects the combination of 1) a decreased need for stop loss reinsurance protection resulting from a significant decrease in our commercial automobile subject limits profile, 2) a higher cost for this cover and 3) our confidence in profitability improvements given the limits reductions and rate increases on our commercial automobile products.

Net investment income for 2019 increased 19.1% to $26.2 million compared to $22.0 million for 2018. The increase reflected an increase in average funds invested resulting from positive cash flow, as well as a reallocation from equity investments held in limited partnerships into short-duration, high-quality bonds.

Net realized and unrealized gain on investments of $12.9 million during 2019 were primarily driven by $9.3 million in unrealized gains on equity securities during the period, net realized gains on sales of securities, excluding impairment losses, of $2.5 million and a $1.6 million increase in the value of our limited partnership investments, partially offset by other-than-temporary impairments on our fixed income securities of $0.5 million recognized during the period.  Comparative 2018 net realized and unrealized losses on investments of $25.7 million were driven by $9.7 million in unrealized losses on equity securities during the period, a $9.3 million decrease in the value of our limited partnership investments and net realized losses on sales of fixed income and equity securities of $6.6 million.   Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for 2019 increased $1.3 million (0.9%), to $138.5 million compared to 2018.  The increase was driven primarily by higher commission expenses as a result of premium written mix and higher salary and benefit expenses during 2019, partially offset by a non-cash goodwill impairment charge of $3.2 million recorded in 2018, which did not recur in 2019.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned (the "expense ratio")  was 28.9% during 2019, compared to 28.7% for 2018.

Federal income tax expense was $1.3 million for 2019 compared to a federal income tax benefit of $9.8 million in 2018.  The effective tax rate for 2019 was 15.3% compared to 22.3% in 2018.  The effective federal income tax rate in 2019 differed from the normal statutory rate primarily as a result of tax-exempt investment income and the dividends received deduction.

As a result of the factors discussed above, net income for 2019 was $7.3 million compared to net loss of $34.1 million in 2018, a change of $41.4 million.

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

Commercial automobile products covered by our reinsurance treaties are subject to an aggregate stop-loss provision. Once this aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible only for our $25 retention.  The following table illustrates the financial impact of a further 5% or 10% increase in ultimate losses for the 2013-2017 reinsurance treaty years covering these commercial automobile products:

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

Net realized and unrealized losses on investments of $25.7 million during 2018 were driven by $9.7 million in unrealized losses on equity securities during the period, a $9.3 million decrease in the value of our limited partnership investments and net realized losses on sales of fixed income and equity securities of $6.6 million.  During 2018, we sold $149.2 million in equity securities resulting in a gain on sale of $51.9 million.  The majority of this gain was included in unrealized gains within other comprehensive income (loss) at December 31, 2017 and, as a result of the adoption of ASU 2016-01, was reclassified to retained earnings as of January 1, 2018 and not recognized in the consolidated statements of operations for 2018.  These equity sales further solidified the conservative nature of our high quality, short-duration investment portfolio; opportunistically utilized the new lower corporate tax rate of 21%, which was beneficial given the low tax basis of many of these equity positions; and were accretive to income, given the increase in yields at the shorter end of the yield curve. Comparative 2017 net realized investment gains were $19.7 million, consisting primarily of $12.5 million in gains reported from our investments in limited partnerships and $7.4 million in net realized gains from sales of securities.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for 2018 increased $23.6 million, or 20.8%, to $137.2 million compared to 2017.  The increase in other operating expenses was primarily due to increased commission expenses as a result of increased premiums written, higher salary and benefit expense and a non-cash impairment charge of $3.2 million recorded in the fourth quarter of 2018 to write off our entire goodwill balance.  See Note M, "Acquisition and Related Goodwill and Intangibles" to the consolidated financial statements in Part II, Item 8 of this Annual Report on form 10-K for further discussion.  The expense ratio was 29.4% during 2018, or 28.7% excluding the impact of the goodwill impairment charge, compared to 33.0% for 2017. The decrease in the expense ratio was primarily related to the leveraging effect of higher net premiums earned in 2018 compared to 2017.

Federal income tax benefit was $9.8 million for 2018 compared to $8.2 million in 2017.  The effective tax rate for 2018 was 22.3% compared to (81.0%) in 2017.  The effective federal income tax rate in 2018 differed only slightly from the normal statutory rate primarily as a result of tax-exempt investment income.  In the fourth quarter of 2017, we recorded a benefit of $9.6 million related to the remeasurement of deferred tax assets and liabilities pursuant to the U.S. Tax Act, which impacted our effective federal income tax rate for 2017.

As a result of the factors discussed above, the net loss for 2018 was $34.1 million compared to net income of $18.3 million in 2017, a change of $52.4 million.

Critical Accounting Policies

The Company's significant accounting policies that are material and/or subject to significant degrees of judgment are highlighted below.

Investment Valuation

All marketable securities are included in the Company's balance sheets at current fair market value.

Approximately 60% of the Company's assets are composed of investments at December 31, 2019.  Approximately 90% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 10% of investments are composed primarily of minority interests in several limited partnerships.  These limited partnerships are engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  These partnerships do not have readily-determinable market values themselves.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the limited partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publicly-traded have been valued by the respective limited partnerships using their experience and judgment.

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

In conjunction with the adoption of ASU 2016-01, unrealized gains or losses on equity securities are now recognized in the consolidated statements of operations and are no longer evaluated for other-than-temporary declines.

It is important to note that all available-for-sale securities included in the Company's consolidated financial statements are valued at current fair market values.  The evaluation process for determination of an other-than-temporary decline in the value of investments, as described above, does not change these valuations but, rather, determines when a decline in value will be recognized in the consolidated statements of operations (other-than-temporary decline), as opposed to a charge to shareholders' equity (temporary decline).  This evaluation process is subject to risks and uncertainties because it is not always clear what has caused a decline in value of an individual security or because some declines may be associated with market conditions or economic factors, which relate to an industry in general, but not necessarily to an individual issue.  The Company has attempted to minimize many of these uncertainties by adopting a largely objective evaluation process as described above.  However, to the extent that certain declines in value are reported as unrealized at December 31, 2019, it is possible that future earnings charges will result should the declines in value increase or persist or should the security actually be disposed of while market values are less than cost.  At December 31, 2019, the total gross unrealized loss included in the Company's fixed income portfolio was approximately $3.6 million.  No individual issue constituted a material amount of this total.  Had this entire amount been considered other-than-temporary at December 31, 2019, there would have been no impact on total shareholders' equity or book value since the decline in value of these securities was previously recognized as a reduction to shareholders' equity.

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2019	2018	2017
Reinsurance recoverable	$432,067	$392,436	$318,331
Premium ceded (reduction to premium earned)	124,446	131,080	145,201
Losses ceded (reduction to losses incurred)	121,963	148,285	128,086
Reinsurance ceded credits (reduction to operating expenses)	25,932	23,124	23,187

A discussion of the Company's reinsurance strategies is presented in Part I, Item 1, "Business", of this Annual Report on Form 10-K.

Amounts recoverable under the terms of reinsurance contracts comprised approximately 26% of total Company assets as of December 31, 2019.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss will be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota share"), while other contracts provide that the Company will keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by certain of the Company's insurance policies for commercial automobile liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

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

Loss and Loss Expense Reserves

The Company's reserves for losses and loss expenses ("reserves") are determined based on complex estimation processes using historical experience, current economic information and available industry statistics.  The Company's claims range from routine "fender benders" to the highly complex and costly third-party bodily injury claims involving large tractor-trailer rigs.  Reserving for each class of claims requires a set of assumptions based upon historical experience, knowledge of current industry trends and seasoned judgment.  The high limits provided in many of the Company's policies provide for greater volatility in the reserving process for more serious claims.  Court rulings, legislative actions and trends in jury awards also play a significant role in the estimation process of larger claims.  The Company continuously reviews and evaluates loss developments subsequent to each measurement date and adjusts its reserve estimation assumptions, as necessary, in an effort to achieve the best possible estimate of the ultimate remaining loss costs at any point in time.  Changes to previously established loss and loss expense reserve amounts are charged or credited to losses and loss expenses incurred in the accounting periods in which they are determined.  See Note C, "Loss and Loss Expense Reserves," to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information relating to loss and loss expense reserve development.

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

Under reasonably possible scenarios, it is conceivable that the Company's selected loss estimates could be 10% or more redundant or deficient.  The majority of the Company's reserves for losses and loss expenses, on a net of reinsurance basis, relate to its commercial automobile products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's commercial automobile products for policies subject to certain major reinsurance treaties.  The following table presents the approximate impacts on gross and net loss reserves of both a hypothetical 10 percentage point and a hypothetical 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2019 for the prior seven treaty periods, which covers exposures earned on policies written between July 3, 2013 and December 31, 2019.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur.

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

	10% Loss Ratio Increase	10% Loss Ratio Decrease	20% Loss Ratio Increase	20% Loss Ratio Decrease
Gross Reserves	$98.0	$(98.0)	$196.0	$(196.0)

Net Reserves	$25.9	$(32.1)	$51.8	$(81.3)
Net premiums earned	$–	$11.1	$–	$29.9
Cumulative Net Underwriting Income (Loss)	$(25.9)	$43.2	$(51.8)	$111.2

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

Net deferred tax liabilities reported at December 31 are as follows (dollars in thousands):

	2019	2018
Total deferred tax liabilities	$(15,484)	$(12,906)
Total deferred tax assets	17,519	19,168
Net deferred tax assets (liabilities)	$2,035	$6,262

Deferred tax assets at December 31, 2019 included approximately $11.5 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relate to policy liability discounts required by the Internal Revenue Code of 1986, as amended, which are perpetual in nature and, in the absence of the termination of the Company's business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  Unearned premiums discount and deferred ceding commissions represent $2.5 million and $1.0 million of deferred tax assets, respectively. An additional $1.2 million relates to timing differences in the expensing of our stock compensation plans.  The unrealized gains in the Company's investment portfolios would allow for the recovery of this deferred tax at any time. The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As a result of its analysis, management has determined that no valuation allowance is necessary at December 31, 2019.

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

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2019.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$988.3	$345.9	$326.1	$118.6	$197.7

Investment commitment	0.4	0.4	–	–	–

Operating leases	0.1	0.1	–	–	–

Borrowings	20.0	20.0	–	–	–

Total	$1,008.8	$366.4	$326.1	$118.6	$197.7

The Company's loss and loss expense reserves do not have contractual maturity dates, and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when the Company might expect its direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $432.1 million at December 31, 2019, or 44% of the loss and loss expense reserves presented in the above table, would approximate that of the above projected direct reserve payout but could lag behind such payments by several months in some instances.

The investment commitment in the above table relates to a maximum unfunded capital obligation for a limited partnership investment at December 31, 2019.  The actual call dates for such funding could vary from that presented.

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

Based on the structure of the Company's investment portfolio, one of the most significant of the four identified market risks relates to prices in the equity securities markets.  Although not the largest category of the Company's invested assets, equity securities and limited partnerships, which are predominately invested in equities, have a high potential for short-term price fluctuation.  The market value of the Company's equity and limited partnerships positions at December 31, 2019 was $100.1 million, or approximately:

●	10% of the Company's consolidated investment portfolio of $968.2 million; and
●	27% of the Company's shareholders' equity of $364.3 million.

Funds invested in the equities markets are not considered to be assets necessary for the Company to conduct its daily operations and, therefore, can be committed for extended periods of time.  The long-term nature of the Company's equity investments allows it to invest in positions where ultimate value, and not short-term market fluctuations, is the primary focus.

Reference is made to the discussion of limited partnership investments in "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.  All of the market risks attendant to equity securities also apply to the underlying assets in these limited partnerships, and to a greater degree because of the generally more aggressive investment philosophies utilized by the limited partnerships. In addition, these investments are illiquid.  There is no primary or secondary market on which these limited partnerships trade and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and must seek approval from the general partner for any such disposal.  Distributions of earnings from these limited partnerships are largely at the sole discretion of the general partners, and distributions are generally not received by the Company for many years after the earnings have been reported.   Finally, through the application of the equity method of accounting, the Company's share of net income reported by the limited partnerships often includes significant amounts of unrealized appreciation on the underlying investments.

The Company's fixed income portfolio totaled $795.5 million at December 31, 2019.  Approximately 31% of this portfolio is made up of U.S. Government and municipal debt securities, and the average contractual maturity of the Company's fixed income investments is approximately 6.9 years with an average modified duration of approximately 2.6 years.  Although the Company is exposed to interest rate risk on its fixed income investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a material impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in the higher yielding securities.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2019 and 2018 that would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of rates chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 Index due to its correlation with the vast majority of the Company's current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 Index and the S&P BSE 500 Index due to their significant correlation with the vast majority of the Company's limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed income investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2019 and 2018 due to an instantaneous increase in yield rates of 100 basis points and a 10% decline in the S&P 500 Index and the S&P BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$(414)	$–
Agency mortgage-backed securities	56,280	(607)	–
Asset-backed securities	106,397	(691)	–
Bank loans	14,568	(73)	–
Certificates of deposit	2,835	(18)	–
Collateralized mortgage obligations	5,616	(166)	–
Corporate securities	281,381	(8,735)	–
Mortgage-backed securities	47,463	(1,682)	–
Municipal obligations	36,286	(1,618)	–
Non-U.S. government obligations	24,179	(480)	–
U.S. government obligations	208,440	(7,082)	–
Total fixed income securities	795,538	(21,566)	–
Equity securities:
Consumer	16,707	–	(1,671)
Energy	3,074	–	(307)
Financial	31,577	–	(3,158)
Industrial	4,927	–	(493)
Technology	2,817	–	(282)
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	–	(946)
Other	8,250	–	(825)
Total equity securities	76,812	–	(7,682)
Limited partnerships	23,292	–	(1,670)
Short-term	1,000	–	–
Total	$896,642	$(21,566)	$(9,352)

2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$(404)	$–
Agency mortgage-backed securities	37,385	(2,012)	–
Asset-backed securities	64,422	(2,612)	–
Bank loans	9,750	(49)	–
Certificates of deposit	2,835	(48)	–
Collateralized mortgage obligations	5,423	(176)	–
Corporate securities	190,450	(5,417)	–
Mortgage-backed securities	38,540	(1,270)	–
Municipal obligations	29,155	(769)	–
Non-U.S. government obligations	25,180	(549)	–
U.S. government obligations	178,818	(5,864)	–
Total fixed income securities	592,645	(19,170)	–
Equity securities:
Consumer	17,945	–	(1,795)
Energy	3,179	–	(318)
Financial	25,253	–	(2,525)
Industrial	6,920	–	(692)
Technology	2,303	–	(230)
Funds (e.g., mutual funds, closed end funds, ETFs)	5,489	–	(549)
Other	5,333	–	(533)
Total equity securities	66,422	–	(6,642)
Limited partnerships	55,044	–	(4,022)
Short-term	1,000	–	–
Total	$715,111	$(19,170)	$(10,664)

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2019 and 2018 due to an instantaneous increase in yield rates of 150 basis points and a 15% decline in the S&P 500 Index and the S&P BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$(622)	$–
Agency mortgage-backed securities	56,280	(911)	–
Asset-backed securities	106,397	(1,037)	–
Bank loans	14,568	(109)	–
Certificates of deposit	2,835	(27)	–
Collateralized mortgage obligations	5,616	(248)	–
Corporate securities	281,381	(13,103)	–
Mortgage-backed securities	47,463	(2,523)	–
Municipal obligations	36,286	(2,426)	–
Non-U.S. government obligations	24,179	(720)	–
U.S. government obligations	208,440	(10,623)	–
Total fixed income securities	795,538	(32,349)	–
Equity securities:
Consumer	16,707	–	(2,506)
Energy	3,074	–	(461)
Financial	31,577	–	(4,737)
Industrial	4,927	–	(739)
Technology	2,817	–	(423)
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	–	(1,419)
Other	8,250	–	(1,238)
Total equity securities	76,812	–	(11,523)
Limited partnerships	23,292	–	(2,506)
Short-term	1,000	–	–
Total	$896,642	$(32,349)	$(14,029)

2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$(607)	$–
Agency mortgage-backed securities	37,385	(3,021)	–
Asset-backed securities	64,422	(3,917)	–
Bank loans	9,750	(73)	–
Certificates of deposit	2,835	(71)	–
Collateralized mortgage obligations	5,423	(263)	–
Corporate securities	190,450	(8,125)	–
Mortgage-backed securities	38,540	(1,904)	–
Municipal obligations	29,155	(1,154)	–
Non-U.S. government obligations	25,180	(824)	–
U.S. government obligations	178,818	(8,794)	–
Total fixed income securities	592,645	(28,753)	–
Equity securities:
Consumer	17,945	–	(2,692)
Energy	3,179	–	(477)
Financial	25,253	–	(3,788)
Industrial	6,920	–	(1,038)
Technology	2,303	–	(345)
Funds (e.g., mutual funds, closed end funds, ETFs)	5,489	–	(823)
Other	5,333	–	(800)
Total equity securities	66,422	–	(9,963)
Limited partnerships	55,044	–	(6,034)
Short-term	1,000	–	–
Total	$715,111	$(28,753)	$(15,997)

ANNUAL REPORT ON FORM 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2019

PROTECTIVE INSURANCE CORPORATION

CARMEL, INDIANA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protective Insurance Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

Indianapolis, Indiana
March 5, 2020

Consolidated Balance Sheets
Protective Insurance Corporation and Subsidiaries
(in thousands, except share data)

	December 31
	2019	2018
Assets
Investments:
Fixed income securities (Amortized cost: 2019, $783,047; 2018, $600,504)	$795,538	$592,645
Equity securities	76,812	66,422
Limited partnerships	23,292	55,044
Commercial mortgage loans	11,782	6,672
Short-term and other	1,000	1,000
	908,424	721,783

Cash and cash equivalents	67,851	163,996
Restricted cash and cash equivalents	21,037	6,815
Accounts receivable--less allowance (2019, $2,233; 2018, $403)	111,762	102,972
Accrued investment income	4,882	4,358
Reinsurance recoverable	432,067	392,436
Prepaid reinsurance premiums	5,820	6,095
Deferred policy acquisition costs	8,496	6,568
Property and equipment--less accumulated depreciation (2019, $20,091; 2018, $19,531)	42,542	46,645
Other assets	24,566	24,760
Current federal income taxes	4,878	7,441
Deferred federal income taxes	2,035	6,262
	$1,634,360	$1,490,131

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$988,305	$865,339
Unearned premiums	74,810	71,625
	1,063,115	936,964

Reinsurance payable	65,835	66,632
Short-term borrowings	20,000	20,000
Depository liabilities	18	173
Accounts payable and other liabilities	121,076	110,280
	1,270,044	1,134,049
Shareholders' equity:
Common stock:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2019 - 2,603,350; 2018 - 2,615,339 shares	111	112
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2019 - 11,675,956; 2018 - 12,253,922 shares	499	522
Additional paid-in capital	53,349	54,720
Accumulated other comprehensive income (loss)	9,369	(7,347)
Retained earnings	300,988	308,075
	364,316	356,082
	$1,634,360	$1,490,131

See notes to consolidated financial statements.

Consolidated Statements of Operations
Protective Insurance Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended December 31
	2019	2018	2017
Revenue:
Net premiums earned	$447,288	$432,880	$328,145
Net investment income	26,249	22,048	18,095
Commissions and other income	9,171	9,932	5,308
Net realized gains (losses) on investments, excluding impairment losses	2,455	(6,632)	7,366
Other-than-temporary impairment losses on investments	(497)	(19)	(149)
Net unrealized gains (losses) on equity securities and limited partnership investments	10,931	(19,040)	12,469
Net realized and unrealized gains (losses) on investments	12,889	(25,691)	19,686
	495,597	439,169	371,234
Expenses:
Losses and loss expenses incurred	348,468	345,864	247,518
Other operating expenses	138,456	137,177	113,594
	486,924	483,041	361,112
Income (loss) before federal income tax expense (benefit)	8,673	(43,872)	10,122

Federal income tax expense (benefit)	1,326	(9,797)	(8,201)
Net income (loss)	$7,347	$(34,075)	$18,323

Per share data:
Basic and diluted earnings (loss)	$0.50	$(2.28)	$1.21

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2019	2018	2017
Net income (loss)	$7,347	$(34,075)	$18,323

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	16,071	(6,868)	12,649

Foreign currency translation adjustments	645	(830)	522
Other comprehensive income (loss)	16,716	(7,698)	13,171

Comprehensive income (loss)	$24,063	$(41,773)	$31,494

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2017	2,623	$112	12,461	$532	$54,286	$33,220	$316,195	$404,345
Net income	–	–	–	–	–	–	18,323	18,323
Foreign currency translation adjustment, net of tax	–	–	–	–	–	522	–	522
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	12,649	–	12,649
Common stock dividends	–	–	–	–	–	–	(16,302)	(16,302)
Repurchase of common stock	–	–	(85)	(4)	(360)	–	(1,516)	(1,880)
Restricted stock grants	–	–	48	2	1,152	–	–	1,154
Balance at December 31, 2017	2,623	112	12,424	530	55,078	46,391	316,700	418,811
Cumulative effect of adoption of ASU 2016-01, net of tax	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02	–	–	–	–	–	117	(117)	–
Net loss	–	–	–	–	–	–	(34,075)	(34,075)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(830)	–	(830)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(6,868)	–	(6,868)
Common stock dividends	–	–	–	–	–	–	(16,835)	(16,835)
Repurchase of common stock	(8)	–	(192)	(9)	(832)	–	(3,755)	(4,596)
Restricted stock grants	–	–	22	1	474	–	–	475
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	7,347	7,347
Foreign currency translation adjustment, net of tax	–	–	–	–	–	645	–	645
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	16,071	–	16,071
Common stock dividends	–	–	–	–	–	–	(5,857)	(5,857)
Repurchase of common stock	(12)	(1)	(665)	(27)	(2,896)	–	(8,577)	(11,501)
Restricted stock grants	–	–	87	4	1,525	–	–	1,529
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2019	2018	2017
Operating activities
Net income (loss)	$7,347	$(34,075)	$18,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounts receivable and unearned premium	(3,835)	(3,904)	2,678
Change in accrued investment income	(524)	(199)	(278)
Change in reinsurance recoverable on paid losses	(19,083)	956	(446)
Change in losses and loss expenses reserves, net of reinsurance	100,648	117,027	47,229
Change in other assets, other liabilities and current income taxes	10,140	8,204	49,221
Amortization of net policy acquisition costs	55,802	54,981	47,387
Net policy acquisition costs deferred	(57,731)	(55,940)	(51,824)
Provision for deferred income tax expense (benefit)	(51)	(18,794)	(3,866)
Bond amortization	(725)	184	1,865
Loss on sale of property and equipment	–	–	235
Depreciation	6,052	6,102	5,752
Net realized (gains) losses on investments	(12,889)	25,691	(19,686)
Compensation expense related to restricted stock	1,529	475	1,154
Net cash provided by operating activities	86,680	100,708	97,744

Investing activities
Purchases of fixed income securities and equity securities	(423,544)	(415,326)	(436,932)
Purchases of limited partnership interests	–	(450)	(1,097)
Distributions from limited partnerships	33,396	6,869	19,230
Proceeds from maturities	84,387	64,035	131,623
Proceeds from sales of fixed income securities	139,310	241,429	148,652
Proceeds from sales of equity securities	21,621	149,195	69,756
Net sales of short-term investments	–	–	500
Purchase of insurance company-owned life insurance	–	(10,000)	–
Purchase of commercial mortgage loans	(7,082)	(6,672)	–
Proceeds from commercial mortgage loans	1,972	–	–
Purchases of property and equipment	(1,953)	(5,439)	(6,661)
Proceeds from disposals of property and equipment	3	10	582
Net cash provided by (used in) investing activities	(151,890)	23,651	(74,347)

Financing activities
Dividends paid to shareholders	(5,857)	(16,835)	(16,302)
Repurchase of common shares	(11,501)	(4,596)	(1,880)
Net cash used in financing activities	(17,358)	(21,431)	(18,182)

Effect of foreign exchange rates on cash and cash equivalents	645	(830)	522

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(81,923)	102,098	5,737
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	170,811	68,713	62,976
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$88,888	$170,811	$68,713

Supplemental Disclosures of Cash Flow Information
Cash paid (refunds received) for income taxes	$(1,186)	$9,500	$–
Cash paid for interest	$723	$504	$456

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Protective Insurance Corporation and Subsidiaries
(All dollars amounts presented in these notes are in thousands, except share and per share data)

Note A - Summary of Significant Accounting Policies

Description of Business:  Protective Insurance Corporation (the "Company"), based in Carmel, Indiana, is a property-casualty insurer specializing in marketing and underwriting property, liability and workers' compensation coverage for trucking and public transportation fleets, as well as coverage for trucking industry independent contractors.  The Company offers a range of products and services, the most significant being commercial automobile and workers' compensation insurance products.  The Company operates as one reportable property and casualty insurance segment based on how its operating results are regularly reviewed by its chief operating decision maker when making decisions about how resources are allocated and assessing performance.

The term “Insurance Subsidiaries,” as used throughout this Annual Report on Form 10-K, refers to Protective Insurance Company, Protective Specialty Insurance Company, Sagamore Insurance Company and B&L Insurance, Ltd.

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

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).  Commercial mortgage loans are carried primarily at amortized cost along with a valuation allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. There was no valuation allowance on the Company's commercial mortgage loans as of December 31, 2019.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its consolidated balance sheet at December 31, 2019.

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

Insurance Company-Owned Life Insurance:   Included within other assets on the consolidated balance sheet at December 31, 2019 is $11,049 of company-owned life insurance. The carrying value of the company-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), or ASU 2016-02.  ASU 2016-02 superseded the prior lease guidance in Accounting Standards Codification ("ASC") Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provided for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of the new guidance.  No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company's adoption of the new standard did not have any impact on the Company's consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the consolidated balance sheet as of December 31, 2019, each of approximately $127, which are included within other assets and accounts payable and other liabilities.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements.  This update provided clarification, corrected errors in and made minor improvements to various ASC topics.  Many of the amendments in this update had transition guidance with effective dates for annual periods beginning after December 15, 2018, and some amendments in this update did not require transition guidance and were effective upon issuance of this update.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements:  In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements.  Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13.  The Company adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a pre-tax cumulative effect adjustment between approximately $13.0 million and $18.0 million to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on the Company’s accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption.

The updated guidance in ASU 2016-13 also amended the current other-than-temporary impairment (“OTTI”) model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  The Company adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13.  This update removed the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removed disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update added disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020.  As the requirements of this guidance are applicable to disclosure only, the adoption of ASU 2018-13 had no material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12.  Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the effects the adoption of ASU 2019-12 will have on its consolidated financial statements.

Note B - Investments

The following is a summary of available-for-sale securities at December 31:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$11,557	$536	$–	$536
Agency mortgage-backed securities	56,280	54,286	2,005	(11)	1,994
Asset-backed securities	106,397	107,028	499	(1,130)	(631)
Bank loans	14,568	14,932	106	(470)	(364)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,616	5,123	493	–	493
Corporate securities	281,381	274,340	7,492	(451)	7,041
Mortgage-backed securities	47,463	46,685	1,047	(269)	778
Municipal obligations	36,286	35,749	684	(147)	537
Non-U.S. government obligations	24,179	23,889	290	–	290
U.S. government obligations	208,440	206,623	2,891	(1,074)	1,817
Total fixed income securities	$795,538	$783,047	$16,043	$(3,552)	$12,491

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2018
Fixed income securities
Agency collateralized mortgage obligations	$10,687	$10,636	$145	$(94)	$51
Agency mortgage-backed securities	37,385	37,168	371	(154)	217
Asset-backed securities	64,422	66,241	14	(1,833)	(1,819)
Bank loans	9,750	10,208	27	(485)	(458)
Certificates of deposit	2,835	2,835	—	–	—
Collateralized mortgage obligations	5,423	5,095	376	(48)	328
Corporate securities	190,450	196,925	127	(6,602)	(6,475)
Mortgage-backed securities	38,540	38,586	377	(423)	(46)
Municipal obligations	29,155	29,102	239	(186)	53
Non-U.S. government obligations	25,180	25,339	6	(165)	(159)
U.S. government obligations	178,818	178,369	1,252	(803)	449
Total fixed income securities	$592,645	$600,504	$2,934	$(10,793)	$(7,859)

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at December 31, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	2019			2018
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	88	$108,387	$(2,452)	275	$282,646	$(7,296)
Greater than 12 months	69	66,860	(1,100)	217	131,001	(3,497)
Total fixed income securities	157	175,247	(3,552)	492	413,647	(10,793)

Unrealized losses in the Company's fixed income portfolio are generally the result of interest rate or foreign currency fluctuations.  The Company does not intend to sell any fixed income securities in an unrealized loss position at December 31, 2019, and it is not more likely than not that the Company will have to sell any such fixed income security before recovery of its amortized cost basis.  Accordingly, the Company does not believe any unrealized losses represent OTTIs as of December 31, 2019.

The fair value and the cost or amortized costs of fixed income investments at December 31, 2019, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost
One year or less	$86,368	10.9%	$86,144	11.0%
Excess of one year to five years	336,689	42.3	330,026	42.1
Excess of five years to ten years	135,169	17.0	132,985	17.0
Excess of ten years	15,079	1.9	14,337	1.9
Total contractual maturities	573,305	72.1	563,492	72.0
Asset-backed securities	222,233	27.9	219,555	28.0
Total	$795,538	100.0%	$783,047	100.0

Major categories of investment income for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
Interest on fixed income securities	$24,620	$19,092	$15,340
Dividends on equity securities	2,320	4,380	4,611
Money market funds, Short-term and other	1,976	1,529	471
	28,916	25,001	20,422
Investment expenses	(2,667)	(2,953)	(2,327)
Net investment income	$26,249	$22,048	$18,095

Gains and losses on investments, including equity method earnings from limited partnerships, for the years ended December 31 are summarized below:

	2019	2018	2017
Gross gains on available-for-sale investments sold during the period:
Fixed income securities	$11,009	$10,807	$9,135
Equity securities (1)	–	–	10,481
Total gains	11,009	10,807	19,616

Gross losses on available-for-sale investments sold during the period:
Fixed income securities	(10,492)	(14,367)	(9,882)
Equity securities (1)	–	–	(2,368)
Total losses	(10,492)	(14,367)	(12,250)

Other-than-temporary impairments	(497)	(19)	(149)

Change in value of limited partnership investments	1,644	(9,343)	12,469

Gains (losses) on equity securities:
Realized gains (losses) on equity securities sold during the period (2)	1,938	(3,072)	–
Unrealized gains (losses) on equity securities held at the end of the period	9,287	(9,697)	–
Total realized and unrealized gains (losses) on equity securities	11,225	(12,769)	–

Net realized and unrealized gains (losses) on investments	$12,889	$(25,691)	$19,686

(1)
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, and equity securities are no longer classified as available-for-sale.  The amendments in ASU 2016-01 changed the accounting for equity securities by requiring changes in fair value to be recognized in income.  Previously, the Company's equity securities were classified as available-for-sale and changes in fair value were recognized in accumulated other comprehensive income (loss) as a component of shareholders' equity.  Prior periods have not been restated to conform to the current presentation.

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

Gain and loss activity for fixed income and equity security investments, as shown in the previous table, includes adjustments for other-than-temporary impairment for the years ended December 31, 2019, 2018 and 2017 summarized as follows:

	2019	2018	2017
Cumulative charges to income at beginning of year	$930	$4,209	$5,650

Writedowns based on objective and subjective criteria	497	19	149
Recovery of prior writedowns upon sale or disposal	(538)	(3,298)	(1,590)
Net pre-tax realized gain	41	3,279	1,441

Cumulative charges to income at end of year	$889	$930	$4,209

There is no primary market and only a limited secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners, and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has a commitment to contribute up to an additional $350 to a limited partnership as of December 31, 2019.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $99,763 and $87,981 at December 31, 2019 and 2018, respectively.

Short-term investments at December 31, 2019 included $1,000 in certificates of deposit issued by a Bermuda bank.

The Company's fixed income securities are over 92% invested in investment grade fixed income investments.  The Company has no fixed income investments that were originally issued with guarantees by a third-party insurance company nor does the Company have any direct exposure to any guarantor at December 31, 2019.

Approximately $61,181 of fixed income investments (6.3% of the Company's consolidated investment portfolio, which includes money market instruments classified as cash equivalents) consists of non-rated bonds and bonds rated as less than investment grade at year-end.  These investments have a $684 aggregate net unrealized gain position at December 31, 2019.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses for the years ended December 31, 2019, 2018 and 2017 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2019	2018	2017
Reserves, gross of reinsurance recoverable, at the beginning of the year	$865,339	$680,274	$576,330
Reinsurance recoverable on unpaid losses at the beginning of the year	375,935	308,143	251,563
Reserves at the beginning of the year	489,404	372,131	324,767

Provision for losses and loss expenses:
Claims occurring during the current year	349,018	329,078	228,303
Claims occurring during prior years	(550)	16,786	19,215
Total incurred losses and loss expenses	348,468	345,864	247,518

Loss and loss expense payments:
Claims occurring during the current year	90,364	84,738	67,234
Claims occurring during prior years	157,508	143,853	132,920
Total paid	247,872	228,591	200,154
Reserves at the end of the year	590,000	489,404	372,131

Reinsurance recoverable on unpaid losses at the end of the year	398,305	375,935	308,143

Reserves, gross of reinsurance recoverable, at the end of the year	$988,305	$865,339	$680,274

The table above shows that a reserve savings of $550 developed during 2019 in the settlement of claims occurring on or before December 31, 2018, compared to reserve deficiencies of $16,786 in 2018 and $19,215 in 2017. The developments for each year are composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The $550 prior accident year savings that developed during 2019 related to favorable loss development in the Company's workers' compensation business, partially offset by unfavorable loss development in commercial automobile coverages.  This 2019 savings compares to a deficiency of $16,786 for 2018 related to unfavorable loss development from commercial automobile coverages. This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an unexpected increase in the time to settle claims leading to an unfavorable change in claim settlement patterns.  The deficiency of $19,215 for 2017, also related to unfavorable loss development from commercial automobile coverages, particularly from severe transportation loss events that occurred primarily during the first six months of 2017 and higher than expected loss development for discontinued lines of business.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $4,000 and $7,545 at December 31, 2019 and 2018, respectively.

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred‐but‐not‐reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Workers' Compensation

											As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
Accident Year	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$20,644	$20,111	$19,400	$19,300	$18,849	$18,344	$19,195	$19,541	$19,819	$19,781	$1,294	4,226
2011		26,057	26,628	26,958	26,767	25,515	27,293	26,617	26,631	26,452	2,085	4,547
2012			23,965	25,544	24,887	24,485	25,616	27,020	26,775	25,508	2,528	4,484
2013				27,619	30,638	29,913	32,121	32,553	31,131	31,066	3,596	5,281
2014					36,768	36,968	34,009	33,427	31,031	31,579	4,217	5,410
2015						26,277	23,115	25,889	24,948	25,436	3,916	6,328
2016							35,240	29,757	29,317	30,060	4,745	6,078
2017								42,387	37,731	36,211	7,936	16,349
2018									62,973	61,530	19,836	14,060
2019										65,837	34,680	8,515
Total										$353,460	$84,833

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,974	$9,134	$11,963	$13,845	$14,966	$15,835	$16,590	$16,789	$17,062	$17,340
2011		4,916	11,912	15,973	18,884	20,617	21,622	22,569	22,991	23,366
2012			4,597	11,004	14,834	17,415	18,946	20,276	21,157	21,636
2013				4,880	12,792	18,065	21,655	23,643	24,968	25,847
2014					5,328	13,665	19,075	22,387	23,968	24,714
2015						2,918	10,128	15,020	17,487	19,385
2016							5,784	13,377	18,461	21,304
2017								6,150	15,811	20,863
2018									10,987	27,862
2019										13,171
Total										$215,488
Outstanding liabilities prior to 2010, net of reinsurance										16,437
Liabilities for claims and claims adjustment expenses, net of reinsurance										$154,409

Commercial Liability

											As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$31,124	$22,161	$21,899	$19,139	$20,300	$19,764	$19,377	$19,081	$19,985	$19,994	$113	2,403
2011		46,829	43,832	31,633	36,894	35,805	37,122	36,076	37,852	37,795	32	2,902
2012			49,743	54,269	49,743	51,367	48,708	51,475	51,648	51,962	266	3,131
2013				53,817	39,143	37,701	36,371	46,690	48,857	51,598	546	3,751
2014					49,971	52,254	52,483	52,964	64,372	70,841	1,268	3,323
2015						61,420	70,174	64,323	71,088	75,503	2,211	3,197
2016							61,638	68,974	77,362	79,015	4,913	3,737
2017								103,126	103,611	99,287	19,772	5,364
2018									179,589	177,262	28,324	8,003
2019										198,022	98,371	7,286
Total										$861,279	$155,816

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$1,649	$7,166	$11,635	$16,052	$18,627	$18,517	$18,866	$18,662	$18,791	$18,791
2011		1,809	11,350	23,615	30,795	33,255	34,009	35,561	36,400	37,263
2012			3,086	23,252	32,942	45,303	47,601	50,036	50,750	50,882
2013				5,167	15,772	25,270	34,481	44,865	46,084	49,522
2014					4,023	9,046	28,393	45,075	57,692	68,392
2015						10,923	27,582	49,267	63,133	71,697
2016							6,843	30,377	52,764	70,324
2017								11,415	46,529	58,173
2018									18,689	66,575
2019										19,311
Total										$510,930
Outstanding liabilities prior to 2010, net of reinsurance										4,799
Liabilities for claims and claims adjustment expenses, net of reinsurance										$355,148

Professional Liability Reinsurance Assumed (in runoff)

											As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
Accident Year	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$2,196	$4,277	$7,827	$7,946	$9,733	$10,740	$11,689	$11,893	$11,677	$11,544	$35	N/A
2011		10,492	8,314	9,017	9,859	10,779	12,735	12,744	12,725	13,018	15	N/A
2012			10,041	9,276	5,569	10,157	14,605	16,555	14,949	16,013	335	N/A
2013				14,370	13,034	11,618	17,694	23,256	22,213	23,474	1,362	N/A
2014					12,675	8,825	7,259	9,837	12,749	10,721	1,251	N/A
2015						11,638	7,859	7,147	10,422	8,753	2,741	N/A
2016							6,368	2,482	1,522	2,993	471	N/A
2017								–	–	–	–	N/A
2018									–	–	–	N/A
2019										–	–	N/A
Total										$86,516	$6,210

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2010-2018 is Supplementary Information and Unaudited)
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$41	$729	$3,505	$5,844	$7,758	$9,904	$11,132	$11,334	$11,334	$11,410
2011		50	637	2,061	4,983	8,104	10,404	11,679	12,280	12,404
2012			103	992	2,388	5,077	8,355	11,239	13,091	13,706
2013				123	1,135	5,088	10,988	14,779	18,229	19,201
2014					723	761	2,241	3,999	6,627	7,732
2015						10	390	1,899	3,207	3,964
2016							–	5	99	2,254
2017								–	–	–
2018									–	–
2019										–
Total										$70,671
Outstanding liabilities prior to 2010, net of reinsurance										234
Liabilities for claims and claims adjustment expenses, net of reinsurance										$16,079

Physical Damage (1)

				As of December 31, 2019
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			Total of Incurred-but-Not- Reported Liabilities Plus Expected Development on Reported Claims	Number of Reported Claims Per Year
	For the Years Ended December 31 (2017-2018 is Supplementary Information and Unaudited)
Accident Year	2017	2018	2019
2017	$48,440	$47,193	$46,236	$30	10,517
2018	–	53,726	50,122	234	11,108
2019		–	55,354	2,403	9,406
Total			$151,712	$2,667

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2017-2018 is Supplementary Information and Unaudited)
Accident Year	2017	2018	2019
2017	$39,517	$46,554	$46,184
2018	–	41,631	49,685
2019		–	44,197
Total			$140,066
Outstanding liabilities prior to 2017, net of reinsurance			30
Liabilities for claims and claims adjustment expenses, net of reinsurance			$11,676

(1)	The majority of physical damage claims settle within a two-year period. The triangles above have been abbreviated to reflect the short-tail nature of this business.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet at December 31, 2019, 2018 and 2017 is as follows.

	2019	2018
Net outstanding liabilities
Commercial Liability	$355,148	$268,523
Workers' Compensation	154,409	131,996
Physical Damage	11,676	13,329
Professional Liability Assumed	16,079	21,390
Other short-duration insurance lines	30,318	33,716
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	567,630	468,954

Reinsurance recoverable on unpaid claims
Commercial Liability	209,152	194,483
Workers' Compensation	182,908	172,869
Physical Damage	655	1,851
Other short-duration insurance lines	5,590	6,732
Reinsurance recoverable on unpaid losses at the end of the year	398,305	375,935

Unallocated claims adjustment expenses	22,370	20,450

Total gross liability for unpaid claims and claims adjustment expense	$988,305	$865,339

The following is supplementary information about average historical claims duration as of December 31, 2019:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Commercial Liability	9.0%	25.8%	23.5%	21.0%	10.4%	4.7%	3.5%	0.4%	1.5%	–
Workers' Compensation	17.5%	26.4%	16.1%	10.3%	6.2%	4.0%	3.4%	1.5%	1.4%	1.4%
Physical Damage	81.5%	15.6%	2.0%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Professional Liability Assumed	1.5%	4.1%	13.4%	26.6%	18.1%	15.6%	8.8%	3.3%	4.4%	0.7%

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

Note D – Reinsurance

The Insurance Subsidiaries cede portions of their gross premiums written to certain other insurers under excess of loss and quota share treaties and by facultative placements.  Some reinsurance contracts provide that a loss be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota share"), while other contracts provide that the Company keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Reinsurance treaties with other companies permit the recovery of a portion of related direct losses.  Management determines the amount of net exposure it is willing to accept generally on a product-line basis.  Certain treaties covering commercial automobile risks include annual deductibles which must be exceeded before the Company can recover under the terms of the treaty.  The Company retains a higher percentage of the direct premium in consideration of these deductible provisions.  The Company remains liable to the extent the reinsuring companies are unable to meet their obligations under reinsurance contracts.

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

The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2019	2018	2017	2019	2018	2017
Direct	$574,181	$581,070	$504,033	$570,959	$562,364	$470,158
Ceded on direct	(122,676)	(138,102)	(151,348)	(124,446)	(131,080)	(145,201)
Net direct	451,505	442,968	352,685	446,513	431,284	324,957

Assumed	737	1,430	704	775	1,596	3,188
Ceded on assumed	–	–	–	–	–	–
Net assumed	737	1,430	704	775	1,596	3,188

Net	$452,242	$444,398	$353,389	$447,288	$432,880	$328,145

Net losses and loss expenses incurred for 2019, 2018 and 2017 have been reduced by ceded reinsurance recoveries of approximately $121,927, $148,173 and $128,086, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.

Net losses and loss expenses incurred include expenses of $193 for 2019, a savings of $1,300 for 2018 and expenses of $5,223 for 2017, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31, 2019, 2018 and 2017 are as follows:

	2019	2018
Case unpaid losses, net of valuation allowance	$166,675	$163,011
Incurred but not reported unpaid losses and loss expenses	230,459	211,805
Paid losses and loss expenses	20,334	1,250
Unearned premiums	14,599	16,370
	$432,067	$392,436

Note E - Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result, the Company recorded a tax benefit of $9,572 related to the remeasurement of its deferred tax assets and liabilities at December 31, 2017.  As of December 31, 2017, the Internal Revenue Service ("IRS") had not yet published all of the detailed regulations resulting from the enactment of the U.S. Tax Act; therefore, while the Company had not completed its accounting for the tax effects, it made a reasonable estimate of the tax effects on its existing deferred tax balances at December 31, 2017.  The Company finalized its accounting for the tax effects of the U.S. Tax Act during 2018. No material adjustments to income tax expense (benefit) were recorded during 2018.

The U.S. Tax Act provides for a change in the methodology employed to calculate reserves for tax purposes.  Beginning January 1, 2018, a higher interest rate assumption and longer payout patterns are used to discount these reserves.  In addition, companies are no longer able to elect to use their own experience to discount reserves, but instead are required to use the industry-based tables published by the IRS annually.  During 2017, the Company estimated the provisional tax impacts related to the change in methodology as $1,696.  During 2018, the IRS published the discount factor tables and the Company calculated the tax impact of the methodology change and recorded an updated amount for deferred tax assets and an offsetting deferred tax liability of $2,262 at December 31, 2018.  During 2019, the IRS published updated discount factor tables and the Company updated the tax impact.  The deferred tax liability was amortized into income in the amount of $281 in 2019 in accordance with the 8-year inclusion described in the U.S. Tax Act.  The deferred tax liability amortized into income in 2018 was revised to $228 compared to $323 as originally calculated in 2018 under the discount factor tables.

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$5,327	$4,572
Deferred acquisition costs	2,821	2,552
Loss and loss expense reserves	2,701	3,583
Limited partnership investments	2,587	–
Accelerated depreciation	687	690
Other	1,361	1,509
Total deferred tax liabilities	15,484	12,906

Deferred tax assets:
Loss and loss expense reserves	11,460	9,999
Limited partnership investments	–	3,498
Unearned premiums discount	2,529	2,321
Other-than-temporary investment declines	39	625
Deferred compensation	1,181	580
Deferred ceding commission	1,037	1,173
Other	1,273	972
Total deferred tax assets	17,519	19,168

Net deferred tax assets	$(2,035)	$(6,262)

A summary of the difference between federal income tax expense (benefit) computed at the statutory rate and that reported in the consolidated financial statements as of December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017

Statutory federal income rate applied to pre-tax income (loss)	$1,821	$(9,213)	$3,543
Tax effect of (deduction):
Tax-exempt investment income	(402)	(253)	(968)
Change in enacted tax rates	–	–	(9,572)
Other	(93)	(331)	(1,204)
Federal income tax expense (benefit)	$1,326	$(9,797)	$(8,201)

Federal income tax expense (benefit) as of December 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
Tax expense (benefit) on pre-tax income (loss):
Current	$1,377	$8,997	$(4,335)
Deferred	(51)	(18,794)	(3,866)
	$1,326	$(9,797)	$(8,201)

The provision for deferred federal income taxes as of December 31, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
Limited partnerships	$1,143	$(2,383)	$4,099
Discounts of loss and loss expense reserves	(2,269)	(2,704)	1,315
Reserves - salvage and subrogation and other	(74)	427	56
Unearned premium discount	(208)	(484)	(1,767)
Deferred compensation	(600)	305	(168)
Other-than-temporary investment declines	(411)	695	(127)
Deferred acquisitions costs and ceding commission	405	201	1,553
Change in enacted tax rates	–	–	(9,572)
Unrealized gains / losses	1,837	(13,876)	–
Other	126	(975)	745
Provision for deferred federal income taxes	$(51)	$(18,794)	$(3,866)

The Company is required to establish a valuation allowance for any portion of the gross deferred tax asset that management believes will not be realized.  Management has determined that no such valuation allowance was necessary at December 31, 2019 or 2018.  As of December 31, 2019, calendar years 2018, 2017 and 2016 remain subject to examination by the IRS.

The Company has no uncertain tax positions as of December 31, 2019 or 2018.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit) and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2019, 2018 and 2017.

Note F - Shareholders' Equity

The Company's Class A and Class B Common Stock has a stated value of approximately $.04 per share.  The Company paid a total of $5,857, or $0.40 per share, in dividends during 2019, $16,835, or $1.12 per share, during 2018 and $16,302, or $1.08 per share, during 2017.

On August 31, 2017, the Company's Board of Directors authorized the reinstatement of its share repurchase program for up to 2,464,209 shares of the Company's Class A or Class B Common Stock.  On August 6, 2019, the Company's Board of Directors reaffirmed its share repurchase program, but also provided that the aggregate dollar amount of shares of the Company's Common Stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25,000 and added a limit of no more than $6,250 in repurchases per quarter.  Pursuant to this share repurchase program, the Company entered into a Rule 10b5-1 plan on December 30, 2019 (the "Rule 10b5-1 Plan"), which authorized the repurchase of up to $625 of the Company's outstanding common shares at various pricing thresholds, in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The Rule 10b5-1 Plan expired on February 26, 2020. No duration has been placed on the Company's share repurchase program, and the Company reserves the right to amend, suspend or discontinue it at any time.  The share repurchase program does not commit the Company to repurchase any shares of its Common Stock.

During the year ended December 31, 2019, the Company paid $11,501 to repurchase 11,989 shares of Class A Common Stock at an average share price of $15.70 and 665,099 shares of Class B Common Stock at an average share price of $17.01 under the share repurchase program.

Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at December 31, 2019, 2018 and 2017 is as follows:

	2019	2018
Investments:
Total unrealized gain (loss) before federal income tax expense (benefit)	$12,491	$(7,859)
Deferred tax benefit (liability)	(2,628)	1,651
Net unrealized gains (losses) on investments	9,863	(6,208)

Foreign exchange adjustment:
Total unrealized losses	(625)	(1,442)
Deferred tax benefit	131	303
Net unrealized losses on foreign exchange adjustment	(494)	(1,139)

Accumulated other comprehensive income (loss)	$9,369	$(7,347)

Details of changes in net unrealized gains (losses) on investments for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Investments:
Pre-tax holding gains (losses) on fixed income securities arising during period (1)	$19,182	$(12,253)	$26,677
Less: applicable federal income tax expense (benefit)	4,028	(2,573)	9,337
	15,154	(9,680)	17,340

Pre-tax gains (losses) on fixed income securities included in net income (loss) during period (1)	(1,161)	(3,560)	7,217
Less: applicable federal income tax expense (benefit)	(244)	(748)	2,526
	(917)	(2,812)	4,691

Change in unrealized gains (losses) on investments	$16,071	$(6,868)	$12,649

(1)
Effective January 1, 2018, the Company adopted ASU 2016-01 and unrealized gains (losses) related to equity securities are no longer reflected in accumulated other comprehensive income (loss).  Prior periods have not been restated to conform to the current presentation.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2019	2018	2017
Amortization of gross deferred policy acquisition costs	$81,734	$78,105	$70,574
Other underwriting expenses	59,975	46,638	37,230
Reinsurance ceded credits	(25,932)	(23,124)	(23,187)
Total underwriting expenses	115,777	101,619	84,617

Operating expenses of non-insurance companies	22,679	32,406	28,977
Goodwill impairment charge	–	3,152	–
Total other operating expenses	$138,456	$137,177	$113,594

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees.  The Company's contributions are based on a set percentage and the contributions to the Plan for 2019, 2018 and 2017 were $3,213, $3,486 and $2,797, respectively.

Note I - Stock Based Compensation

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares will vest and be distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares will also vest and be distributed on May 7, 2020.  The table below provides details of the restricted stock issuances to directors for 2019, 2018 and 2017:

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

Director compensation expense associated with these restricted stock grants of $518, $464 and $454 was charged against income for the restricted stock awards granted in 2019, 2018 and 2017, respectively.

On February 8, 2017, the Company issued 20,181 shares of restricted Class B Common Stock to certain of the Company's executives under the Company's Restricted Stock Compensation Plan.  The shares of restricted stock represent a portion of the calendar year 2017 compensation earned by certain executives under the terms of the Company's Executive Incentive Bonus Plan.  The shares of restricted stock vested over a three-year period from the date of grant.  The shares of restricted stock were valued based on the closing price of the Company's Class B Common Stock on February 8, 2017, the day the shares of restricted stock were granted.  Each share of restricted stock was valued at $23.80 per share, representing a total value of $480.  Non-vested shares of restricted stock were forfeited if an executive's employment terminated for any reason other than death, disability or retirement, as defined by the Compensation Committee, prior to the vesting date.

In May 2017, the Company's Compensation Committee granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan"), which was approved by the Company's shareholders at the 2017 Annual Meeting of Shareholders.  Certain participants under the Long-Term Incentive Plan were granted Value Creation Incentive Plan awards (the "2017 VCIP Awards").  The 2017 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2017 through December 31, 2019 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2017.  For the purpose of the 2017 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2017 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2020.  No shares were earned under the 2017 VCIP Awards for the three-year performance period ended December 31, 2019.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of December 31, 2019.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company recorded $876 of expense during the year ended December 31, 2019 related to the Nichols Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards will be determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income will be calculated as income (loss) before federal income tax expense (benefit), less net realized gains (losses) on investments, less net unrealized gains (losses) on equity securities and limited partnerships, less net investment income.  The personal performance component of the 2019 LTIP Awards will be determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  Any 2019 LTIP Awards earned will be paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company recorded $71 of expense during the year ended December 31, 2019 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company recorded $192 of expense during the year ended December 31, 2019 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Compensation Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Company’s Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company recorded $44 of expense during the year ended December 31, 2019 related to this grant.

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

The following table summarizes segment revenues for the years ended December 31:

	2019	2018	2017
Revenues:
Net premiums earned	$447,288	$432,880	$328,145
Net investment income	26,249	22,048	18,095
Net realized and unrealized gains (losses) on investments	12,889	(25,691)	19,686
Commissions and other income	9,171	9,932	5,308
Total revenues	$495,597	$439,169	$371,234

Note K - Earnings (Loss) Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31:

	2019	2018	2017
Average shares outstanding for basic earnings (loss) per share	14,520,815	14,964,812	15,065,216

Dilutive effect of share equivalents	99,118	–	42,220

Average shares outstanding for diluted earnings (loss) per share	14,619,933	14,964,812	15,107,436

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

Acceptable collateral may be provided in the form of letters of credit on Company-approved banks, Company-approved marketable securities or cash.  At December 31, 2019, the Company held collateral in the aggregate amount of $328,559.

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimated losses that are expected to occur within the SIR or be deductible prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all of its guarantees or amounts due in the event of an insured's default.  In that regard, the Company is not fully collateralized for the guarantees made for, or the deductible amounts that may be due from, FedEx Corporation and certain of its subsidiaries and related entities ("FedEx"), and in the event of their default, such default may have a material adverse impact on the Company.  The Company estimates its uncollateralized exposure related to FedEx to be as much as 79% (after-tax) of shareholders' equity at December 31, 2019.

The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers, net of collateral and offsets, were $53,915 and $44,462 at December 31, 2019.

Note M – Acquisition and Related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets of $179.  Accumulated amortization of intangible assets was $179 as of both December 31, 2019 and 2018.

During the fourth quarter of 2018, the Company conducted its annual impairment review.  Based on the results of that review, the Company concluded that its entire goodwill balance was impaired, resulting in an impairment loss of $3,152.  The Company utilized a market approach, which considered revenue and earnings multiples of its own and comparable company information. In the analysis, the Company considered the significant decline in its stock price and the decline in overall financial performance during 2018, particularly in more recent periods, as well as the downgrade to its A.M. Best Company, Inc. rating in late 2018.

Note N – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$12,093	$–	$12,093	$–
Agency mortgage-backed securities	56,280	–	56,280	–
Asset-backed securities	106,397	–	106,397	–
Bank loans	14,568	–	14,568	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,616	–	5,616	–
Corporate securities	276,087	–	276,087	–
Options embedded in convertible securities	5,294	–	5,294	–
Mortgage-backed securities	47,463	–	47,463	–
Municipal obligations	36,286	–	36,286	–
Non-U.S. government obligations	24,179	–	24,179	–
U.S. government obligations	208,440	–	208,440	–
Total fixed income securities	795,538	2,835	792,703	–
Equity securities:
Consumer	16,707	16,707	–	–
Energy	3,074	3,074	–	–
Financial	31,577	31,577	–	–
Industrial	4,927	4,927	–	–
Technology	2,817	2,817	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	9,460	–	–
Other	8,250	8,250	–	–
Total equity securities	76,812	76,812	–	–
Short-term	1,000	1,000	–	–
Cash equivalents	59,780	–	59,780	–
Total	$933,130	$80,647	$852,483	$–

As of December 31, 2018:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,687	$–	$10,687	$–
Agency mortgage-backed securities	37,385	–	37,385	–
Asset-backed securities	64,422	–	64,422	–
Bank loans	9,750	–	9,750	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,423	–	5,423	–
Corporate securities	186,651	–	186,651	–
Options embedded in convertible securities	3,799	–	3,799	–
Mortgage-backed securities	38,540	–	38,540	–
Municipal obligations	29,155	–	29,155	–
Non-U.S. government obligations	25,180	–	25,180	–
U.S. government obligations	178,818	–	178,818	–
Total fixed income securities	592,645	2,835	589,810	–
Equity securities:
Consumer	17,945	17,945	–	–
Energy	3,179	3,179	–	–
Financial	25,253	25,253	–	–
Industrial	6,920	6,920	–	–
Technology	2,303	2,303	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	5,489	5,489	—	–
Other	5,333	5,333	–	–
Total equity securities	66,422	66,422	—	–
Short-term	1,000	1,000	–	–
Cash equivalents	156,855	–	156,855	–
Total	$816,922	$70,257	$746,665	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at December 31, 2019 or 2018. Level 3 assets, when present, are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2019 or 2018.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at December 31, 2019 and 2018 is as follows:

	Carrying	Fair Value
2019:	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$23,292	$–	$–	$23,292	$23,292
Commercial mortgage loans	11,782	–	–	12,068	12,068
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

2018:
Assets:
Limited partnerships	$55,044	$–	$–	$55,044	$55,044
Commercial mortgage loans	6,672	–	–	6,672	6,672
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:

	2019				2018
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$110,012	$115,631	$110,288	$111,357	$105,462	$111,940	$96,807	$118,671
Net investment income	6,231	6,500	6,703	6,815	4,636	5,796	5,578	6,038
Net realized and unrealized gains (losses) on investments	6,027	2,889	125	3,848	(4,533)	(3,435)	2,373	(20,096)
Losses and loss expenses incurred	87,122	90,433	84,781	86,132	72,298	77,488	94,540	101,537

Net income (loss)	2,748	1,535	(707)	3,771	330	2,487	(12,325)	(24,567)

Net income (loss) per share	$0.18	$0.11	$(0.05)	$0.26	$0.02	$0.17	$(0.82)	$(1.65)

Note P - Statutory

Net income of the Insurance Subsidiaries, all of which are wholly-owned, as determined in accordance with statutory accounting practices, was $25,302, $36,236 and $22,000 for 2019, 2018 and 2017, respectively.  Consolidated statutory capital and surplus for these Insurance Subsidiaries was $371,793 and $395,891 at December 31, 2019 and 2018, respectively, of which $37,937 may be transferred by dividend or loan to Protective during calendar year 2020 with proper notification to, but without approval from, regulatory authorities.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2019, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $131,608.  Actual consolidated statutory capital and surplus at December 31, 2019 exceeded this requirement by $240,185.

Note Q - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2019, 2018 and 2017 was $302, $204 and $417, respectively.  At December 31, 2019, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2020	$114
2021	15
2022	1
2023 and thereafter	–
Total minimum payments required	$130

The Company recorded a right-of-use asset and lease liability on the consolidated balance sheet at December 31, 2019 of $127, which are included within other assets and accounts payable and other liabilities.

Note R – Debt

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of December 31, 2019.  At December 31, 2019, the effective interest rate was 2.88%, and the Company had $20,000 remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of December 31, 2019.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

Note S - Related Parties

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $8,883 at December 31, 2019.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $145, $103 and $97 for the years ended December 31, 2019, 2018 and 2017.

Note T - Litigation, Commitments and Contingencies

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company, other than as noted below.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“Protective”) was named as a defendant in an action brought by a former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”), in the U.S. District Court for the Central District of California (the “California Action”) alleging that Protective had breached its workers’ compensation insurance policy and had breached the duties of good faith and fair dealing. Protective provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.  In August 2019, Protective filed a motion to dismiss or stay the action, which remains pending.  The Company intends to vigorously defend these claims; however, the ultimate outcome cannot be presently determined.

In August 2019, Protective filed a lawsuit against PSG in Marion County Superior Court, in Indianapolis, Indiana (the “Court”) alleging breach of contract, breach of the parties' collateral agreement, breach of the parties' indemnity agreement, and seeking a declaratory judgment regarding PSG’s obligation to fund its ongoing claim deductible obligations and adequately collateralize Protective’s current and ongoing claims exposure pursuant to terms of the parties' agreements.  In October 2019, Protective amended the complaint to include allegations of misrepresentation as to source of coverage, negligent misrepresentation, fraud and racketeering and seeking injunctive relief.  In November 2019, PSG filed a motion to dismiss on the basis of comity with the California Action, claiming that California was the proper forum for Protective’s claims.  In February 2020, the Court issued an order dismissing the Protective lawsuit without prejudice; the Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.  As the determination of jurisdiction and proper forum remains pending in the California Action, we intend to vigorously pursue our claims against PSG.

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

As of December 31, 2019, Protective had approximately $10,800 in deductible receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly deductible invoices have been approximately $1,500.  PSG’s estimated ultimate obligation under the agreements is approximately $44,600 as of December 31, 2019 (inclusive of the $10,800 in deductible receivables noted above).  At December 31, 2019, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter and, therefore, has not recorded a provision for any potential loss.  In the event that PSG files bankruptcy or that the agreements are found to be unenforceable, Protective will likely incur a charge up to the then-estimated amount of PSG’s ultimate obligation.

The Company included this matter in its assessment of the impact of adopting the accounting guidance amending ASC Topic 326, the credit losses standard, which is discussed in Note A, and has included an expected credit loss in the range of impacts related to the adoption of this guidance.

Note U – Subsequent Events

In January 2020, the Company withdrew $13,167 from the New Vernon India Fund limited partnership, which reduced the Company's investment in this limited partnership.

On February 12, 2020, the Board of Directors of Protective Insurance Corporation declared a quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable March 11, 2020 to shareholders of record on February 26, 2020.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2019, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the three months ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the Company's evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on Internal Control over Financial Reporting

We have audited Protective Insurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Protective Insurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Protective Insurance Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 5, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP Indianapolis, Indiana March 5, 2020

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company's directors and nominees for director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

The executive officers of the Company are expected to serve until the next annual meeting of the Board of Directors or until their respective successors are elected and qualified.  The information required by this Item concerning the Company's executive officers is included in Part I, under "Information about our Executive Officers" in this Annual Report on Form 10-K, and is incorporated herein by reference.

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

The Code is available on our website at ir.protectiveinsurance.com/govdocs. The Board of Directors reviews the Code annually and approves any amendments necessary to update the Code.  We intend to disclose on our website any amendments to, or waivers from, the Code that are required to be publicly disclosed pursuant to the rules of the SEC and Nasdaq.  Copies can also be obtained free of charge by contacting our Investor Relations department at investors@protectiveinsurance.com or by written request to Protective Insurance Corporation, Attention: Investor Relations, 111 Congressional Blvd., Suite 500, Carmel, Indiana 46032.

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is incorporated herein by reference from the Company's definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.
List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets - December 31, 2019 and 2018
Consolidated Statements of Operations - Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018 and 2017
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
3.1
Amended and Restated Articles of Incorporation of Protective Insurance Corporation (Incorporated as an exhibit by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)

3.2
Code of By-Laws of Protective Insurance Corporation, as amended May 17, 2019 (Incorporated as an exhibit by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

4.1	Description of the Company’s Securities Registered Under Section 12 of the Exchange Act

10.1
Protective Insurance Corporation Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 1, 2010 for its Annual Meeting held May 4, 2010)*

10.2
Protective Insurance Corporation Annual Incentive Plan (Incorporated as an exhibit by reference to Appendix A to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.3
Protective Insurance Corporation Long-Term Incentive Plan (Incorporated as an exhibit by reference to Appendix B to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.4
Employment Agreement, effective as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2019)*

10.5
Offer Letter, dated September 6, 2019, between the Company and John R. Barnett (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019)*

10.6
Non-Compete, Severance and Confidentiality Agreement, dated effective as of October 1, 2019, between the Company and John R. Barnett (Incorporated as an exhibit by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019)*

10.7
Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated May 25, 2018, by and between the Company and Jeremy F. Goldstein (Incorporated as an exhibit by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.8
Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated July 26, 2018, by and between the Company and Patrick S. Schmiedt (Incorporated as an exhibit by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.9	Offer Letter, dated August 23, 2019, between the Company and Bahr D. Omidfar*

10.10	Non-Compete, Severance and Confidentiality Agreement, dated effective as of September 16, 2019, between the Company and Bahr D. Omidfar*

10.11
Severance, Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 22, 2018, by and between the Company and Matthew A. Thompson (Incorporated as an exhibit by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)*

10.12
Employment Agreement, dated as of November 13, 2018, by and between the Company and John D. Nichols, Jr. (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 16, 2018)*

10.13	November 2019 Protective Insurance Corporation Long-Term Incentive Awards

21	Subsidiaries of Protective Insurance Corporation

23	Consent of Ernst & Young LLP

24	Powers of Attorney for certain Officers and Directors

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

* Indicates management contracts or compensatory plans or arrangements.

Item 16.  FORM 10-K SUMMARY

None.

SCHEDULE I

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)
As of December 31, 2019

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Consolidated Balance Sheet (1)
Fixed Income Securities:
Bonds:
Agency collateralized mortgage obligations	$11,557	$12,093	$12,093
Agency mortgage-backed securities	54,286	56,280	56,280
Asset-backed securities	107,028	106,397	106,397
Bank loans	14,932	14,568	14,568
Certificates of deposit	2,835	2,835	2,835
Collateralized mortgage obligations	5,123	5,616	5,616
Corporate securities	274,340	281,381	281,381
Mortgage-backed securities	46,685	47,463	47,463
Municipal obligations	35,749	36,286	36,286
Non-U.S. government obligations	23,889	24,179	24,179
U.S. government obligations	206,623	208,440	208,440
Total fixed income securities	783,047	795,538	795,538

Equity Securities:
Common Stocks:
Consumer	13,473	16,707	16,707
Energy	3,618	3,074	3,074
Financial	25,523	31,577	31,577
Industrial	3,476	4,927	4,927
Technology	1,056	2,817	2,817
Funds (e.g., mutual funds, closed end funds, ETFs)	10,313	9,460	9,460
Other	6,847	8,250	8,250
Total equity securities	64,306	76,812	76,812

Commercial mortgage loans	11,782	12,068	11,782
Short-term:
Certificates of deposit	1,000	1,000	1,000
Total short-term and other	1,000	1,000	1,000

Total investments	$860,135	$885,418	$885,132

(1)	Amounts presented above do not include investments of $59,780 classified as cash and cash equivalents in the consolidated balance sheet.

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS - PARENT COMPANY ONLY
(in thousands)

	December 31
	2019	2018
Assets
Investment in subsidiaries	$398,725	$401,260
Due from affiliates	1,579	1,152
Investments other than subsidiaries:
Fixed income securities	23,979	22,302
Limited partnerships	206	215
	24,185	22,517
Cash and cash equivalents	7,059	15,185
Accounts receivable	5,606	2,276
Other assets	22,153	28,794
Total assets	$459,307	$471,184

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$20,238	$22,964
Deposits from insureds	42,067	58,748
Short-term borrowings	20,000	20,000
Other liabilities	12,686	13,390
	94,991	115,102
Shareholders' equity:
Common stock:
Class A	111	112
Class B	499	522
Additional paid-in capital	53,349	54,720
Accumulated other comprehensive income (loss)	9,369	(7,347)
Retained earnings	300,988	308,075
	364,316	356,082

Total liabilities and shareholders' equity	$459,307	$471,184

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2019	2018	2017
Revenue:
Commissions and service fees	$14,149	$17,456	$18,863
Cash dividends from subsidiaries	–	5,000	10,000
Net investment income	692	569	348
Net realized gains (losses) on investments	(46)	(192)	308
Other	17	51	(106)
	14,812	22,884	29,413
Expenses:
Salary and related items	11,804	20,158	18,140
Other	10,386	11,724	9,686
	22,190	31,882	27,826
Income (loss) before federal income tax benefit and equity in undistributed income of subsidiaries	(7,378)	(8,998)	1,587
Federal income tax benefit	(1,452)	(2,862)	(2,971)
	(5,926)	(6,136)	4,558
Equity in undistributed income of subsidiaries	13,273	(27,939)	13,765

Net income (loss)	$7,347	$(34,075)	$18,323

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2019	2018	2017
Net income (loss)	$7,347	$(34,075)	$18,323

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	16,071	(6,868)	12,649

Foreign currency translation adjustments	645	(830)	522

Other comprehensive income (loss)	16,716	(7,698)	13,171

Comprehensive income (loss)	$24,063	$(41,773)	$31,494

SCHEDULE II
PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2019	2018	2017
Net cash provided by operating activities	$10,643	$14,019	$44,998

Investing activities:
Purchases of investments	(4,967)	(11,435)	(21,365)
Sales or maturities of investments	3,935	11,213	9,146
Net sales of short-term investments	–	–	–
Distributions from limited partnerships	1	–	298
Net purchases of property and equipment	(380)	(3,677)	(3,394)
Net cash used in investing activities	(1,411)	(3,899)	(15,315)

Financing activities:
Dividends paid to shareholders	(5,857)	(16,835)	(16,302)
Repurchase of common shares	(11,501)	(4,596)	(1,880)
Net cash used in financing activities	(17,358)	(21,431)	(18,182)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(8,126)	(11,311)	11,501
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	15,185	26,496	14,995
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$7,059	$15,185	$26,496

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

SCHEDULE III

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	As of December 31				Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Net Premium Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
						(A)	(A)		(A) (B)
Property/Casualty Insurance
2019	$8,496	$988,305	$74,810	–	$447,288	$26,249	$348,468	$81,734	$34,043	$452,242

2018	6,568	865,339	71,625	–	432,880	22,048	345,864	78,105	23,514	444,398

2017	5,608	680,274	53,085	–	328,145	18,095	247,518	70,574	14,043	353,389

(A)
Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B)	Commission allowances relating to reinsurance ceded are offset against other operating expenses.

SCHEDULE IV

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
REINSURANCE
(in thousands)

	Direct Premiums	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned -
Years Ended December 31:
2019	$570,959	$124,446	$775	$447,288	0.2%

2018	562,364	131,080	1,596	432,880	0.4%

2017	470,158	145,201	3,188	328,145	1.0%

Note:
Included in Ceded to Other Companies is $0 for each of 2019, 2018 and 2017 relating to retrocessions associated with premiums assumed from other companies.  Percentage of Amount Assumed to Net above considers the impact of this retrocession.

SCHEDULE VI

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(in thousands)

	As of December 31				Year Ended December 31
	Deferred Policy	Reserves for Unpaid Claims	Discount, if any Deducted			Net	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims	Net
Affiliation with Registrant	Acquisition Costs	Adjustment Expenses	from Reserves	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
Consolidated Property/Casualty Subsidiaries:
2019	$8,496	$988,305	$–	$74,810	$447,288	$26,249	$349,018	$(550)	$81,734	$247,872	$452,242
2018	6,568	865,339	–	71,625	432,880	22,048	329,078	16,786	78,105	228,591	444,398
2017	5,608	680,274	–	53,085	328,145	18,095	228,303	19,215	70,574	200,154	353,389

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

March 5, 2020	By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeremy D. Edgecliffe-Johnson	Chief Executive Officer and Director	March 5, 2020
Jeremy D. Edgecliffe-Johnson	(Principal Executive Officer)

/s/ John R. Barnett	Chief Financial Officer	March 5, 2020
John R. Barnett	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Bensinger	Director	March 5, 2020
Steven J. Bensinger

/s/ Stuart D. Bilton	Director	March 5, 2020
Stuart D. Bilton

/s/ Otto N. Frenzel IV	Director	March 5, 2020
Otto N. Frenzel IV

/s/ Stephen J. Gray	Director	March 5, 2020
Stephen J. Gray

/s/ LoriAnn Lowery-Biggers	Director	March 5, 2020
LoriAnn Lowery-Biggers

/s/ David W. Michelson	Director	March 5, 2020
David W. Michelson

/s/ John D. Nichols, Jr.	Director, Chairman of the Board of Directors	March 5, 2020
John D. Nichols, Jr.

/s/ James A. Porcari III	Director	March 5, 2020
James A. Porcari III

/s/ Nathan Shapiro	Director	March 5, 2020
Nathan Shapiro

/s/ Robert Shapiro	Director	March 5, 2020
Robert Shapiro