Form 10-Q
period 2020-03-31
Protective Insurance Corp
filed 2020-05-06
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ✓       No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ✓    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No    ✓_

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2020:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (non-voting)	11,579,546
		14,182,896

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31 2020	December 31 2019
Assets
Investments:
Fixed income securities	$746,856	$795,538
Equity securities	70,320	76,812
Limited partnerships	7,981	23,292
Commercial mortgage loans	11,882	11,782
Short-term and other	1,000	1,000
	838,039	908,424

Cash and cash equivalents	89,318	67,851
Restricted cash and cash equivalents	10,813	21,037
Accounts receivable	89,510	111,762
Reinsurance recoverable	415,021	432,067
Other assets	94,009	86,306
Current federal income taxes recoverable	4,381	4,878
Deferred federal income taxes	11,004	2,035
Total Assets	$1,552,095	$1,634,360

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$1,001,599	$988,305
Reserves for unearned premiums	70,686	74,810
Reinsurance payable	47,562	65,835
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	106,865	121,094
Total Liabilities	1,246,712	1,270,044

Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2020 - 2,603,350; 2019 - 2,603,350	111	111
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2020 - 11,579,546; 2019 - 11,675,956	495	499
Additional paid-in capital	53,045	53,349
Accumulated other comprehensive income (loss)	(12,179)	9,369
Retained earnings	263,911	300,988
Total Shareholders' Equity	305,383	364,316
Total Liabilities and Shareholders' Equity	$1,552,095	$1,634,360

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31
	2020	2019
Revenues
Net premiums earned	$109,659	$110,013
Net investment income	7,236	6,232
Commissions and other income	1,663	2,064
Net realized losses on investments, excluding impairment losses	(4,787)	(39)
Impairment losses on investments	(40)	(260)
Net unrealized gains (losses) on equity securities and limited partnership investments	(22,929)	6,327
Net realized and unrealized gains (losses) on investments	(27,756)	6,028
	90,802	124,337

Expenses
Losses and loss expenses incurred	81,831	87,122
Other operating expenses	34,110	33,701
	115,941	120,823
Income (loss) before federal income tax expense (benefit)	(25,139)	3,514
Federal income tax expense (benefit)	(2,983)	766
Net income (loss)	$(22,156)	$2,748

Per share data:
Basic and diluted earnings (loss)	$(1.56)	$.18

Reconciliation of shares outstanding:
Average shares outstanding - basic	14,169	14,848
Dilutive effect of share equivalents	–	30
Average shares outstanding - diluted	14,169	14,878

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31
	2020	2019
Net income (loss)	$(22,156)	$2,748

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	(20,861)	8,456

Foreign currency translation adjustments	(687)	307

Other comprehensive income (loss)	(21,548)	8,763

Comprehensive income (loss)	$(43,704)	$11,511

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316
Cumulative effect of the adoption of updated accounting guidance for credit losses, net of tax	–	–	–	–	–	–	(12,281)	(12,281)
Net loss	–	–	–	–	–	–	(22,156)	(22,156)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(687)	–	(687)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(20,861)	–	(20,861)
Common stock dividends	–	–	–	–	–	–	(1,426)	(1,426)
Repurchase of common stock	–	–	(127)	(5)	(563)	–	(1,214)	(1,782)
Restricted stock grants	–	–	31	1	259	–	–	260
Balance at March 31, 2020	2,603	$111	11,580	$495	$53,045	$(12,179)	$263,911	$305,383

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	2,748	2,748
Foreign currency translation adjustment, net of tax	–	–	–	–	–	307	–	307
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	8,456	–	8,456
Common stock dividends	–	–	–	–	–	–	(1,493)	(1,493)
Repurchase of common stock	–	–	(25)	(1)	(108)	–	(359)	(468)
Restricted stock grants	–	–	20	1	437	–	–	438
Balance at March 31, 2019	2,615	$112	12,249	$522	$55,049	$1,416	$308,971	$366,070

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2020	2019
Operating activities
Net income (loss)	$(22,156)	$2,748
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	20,844	8,657
Net cash provided by (used in) operating activities	(1,312)	11,405

Investing activities
Purchases of fixed income and equity securities	(82,641)	(140,645)
Distributions from limited partnerships	14,636	17,214
Proceeds from maturities	31,088	16,776
Proceeds from sales of fixed income securities	48,552	52,199
Proceeds from sales of equity securities	5,480	9,169
Purchase of commercial mortgage loans	(368)	(1,172)
Proceeds from commercial mortgage loans	72	–
Purchases of property and equipment	(369)	(797)
Net cash provided by (used in) investing activities	16,450	(47,256)

Financing activities
Dividends paid to shareholders	(1,426)	(1,493)
Repurchase of common shares	(1,782)	(468)
Net cash used in financing activities	(3,208)	(1,961)

Effect of foreign exchange rates on cash and cash equivalents	(687)	307

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	11,243	(37,505)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	88,888	170,811
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$100,131	$133,306

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

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's most recent Annual Report on Form 10-K.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2020 or any other future period.

Accounting Policies

Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).

Commercial mortgage loans are carried primarily at amortized cost along with an allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. The Company recorded an allowance of $195 on its commercial mortgage loans as of March 31, 2020 in conjunction with the adoption of the new credit losses accounting standard discussed below.

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

Fixed income securities are considered to be available-for-sale. The related unrealized net gains or losses (net of applicable tax effects) on fixed income securities are reflected directly in other comprehensive income (loss) within shareholders' equity.  Included within available-for-sale fixed income securities are convertible debt securities.  A portion of the changes in the fair values of convertible debt securities is reflected as a component of net realized losses on investments, excluding impairment losses within the condensed consolidated statements of operations.  Realized gains and losses on disposals of fixed income securities are recorded on the trade date.  Realized gains and losses on fixed income securities are determined by the specific identification of the cost of investments sold and are included in net realized losses on investments, excluding impairment losses.

Equity securities are recorded at fair value, with unrealized net gains or losses reflected as a component of net unrealized gains (losses) on equity securities and limited partnership investments within the condensed consolidated statements of operations.  Realized gains and losses on disposals of equity securities are recorded on the trade date and included in net realized losses on investments, excluding impairment losses.

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at March 31, 2020.

The following accounting policies have been updated effective January 1, 2020 to reflect the Company's adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, as described below.

Investment Impairments:  For a fixed income security in an unrealized loss position where the Company has the intent to sell the fixed income security, or it is more likely than not that the Company will have to sell the fixed income security before recovery of its amortized cost basis, the decline in value is recorded within impairment losses on investments in the condensed consolidated statements of operations.  The new cost basis of the investment is the previous amortized cost basis less the impairment recognized.  The new cost basis is not adjusted for any subsequent recoveries in fair value.

For a fixed income security that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell the security, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component within net realized losses on investments, excluding impairment losses in the condensed consolidated statements of operations.  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (loss). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

The Company considers the extent to which fair value is below amortized cost in determining whether a credit-related loss exists. The Company also considers the credit quality rating of the security, focusing on those below investment grade, with emphasis on securities downgraded below investment grade.  The credit loss is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed income security.  The net present value is calculated by discounting the Company's best estimate of projected future cash flows at the appropriate effective interest rate.  Additionally, the Company may conclude that a qualitative analysis is sufficient to support its conclusion that the present value of the expected cash flows equals or exceeds a security’s amortized cost.

The Company reports investment income due and accrued separately from available-for-sale fixed income securities and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through net realized losses on investments, excluding impairment losses at the time the issuer defaults or is expected to default on payments.

Deductible Receivables: Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a net of allowance basis in the condensed consolidated balance sheets within accounts receivable.  The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology, which reflects current and forecasted economic conditions, is used to estimate the allowance for expected credit losses for deductible receivables.  As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax). See Note 10 – Litigation, Commitments and Contingencies for further discussion.

Recently Adopted Accounting Pronouncements: Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The Company's adoption of the new standard did not have any impact on its condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the condensed consolidated balance sheet as of March 31, 2020, each of approximately $94, which are included within other assets and accounts payable and other liabilities.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements.  Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13.  The Company adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15,545 ($12,281, net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on the Company’s accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment ("OTTI") model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  The Company adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13.  This update removed the disclosure requirements for the amounts of and the reasons for transfers between Level 1 and Level 2 and disclosure of the policy for timing of transfers between levels. This update also removed disclosure requirements for the valuation processes for Level 3 fair value measurements. Additionally, this update added disclosure requirements for the changes in unrealized gains and losses for recurring Level 3 fair value measurements and quantitative information for certain unobservable inputs in Level 3 fair value measurements. The Company adopted ASU 2018-13 as of January 1, 2020.  As the requirements of this guidance are applicable to disclosure only, the adoption of ASU 2018-13 had no material impact on the Company's condensed consolidated financial statements.

Recently Issued Accounting Pronouncements:  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12.  Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods.  Early adoption is permitted.  The Company is currently evaluating the effects the adoption of ASU 2019-12 will have on its condensed consolidated financial statements.

(2)  Investments:

The following is a summary of available-for-sale securities at March 31, 2020 and December 31, 2019:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
March 31, 2020
Fixed income securities
Agency collateralized mortgage obligations	$10,460	$11,016	$390	$(946)	$(556)
Agency mortgage-backed securities	58,619	55,675	2,950	(6)	2,944
Asset-backed securities	93,369	107,774	237	(14,642)	(14,405)
Bank loans	10,187	12,455	–	(2,268)	(2,268)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	4,076	4,327	19	(270)	(251)
Corporate securities	262,160	263,356	4,682	(5,878)	(1,196)
Mortgage-backed securities	47,993	53,697	74	(5,778)	(5,704)
Municipal obligations	39,132	38,474	916	(258)	658
Non-U.S. government obligations	28,842	27,992	850	–	850
U.S. government obligations	189,183	179,850	9,333	–	9,333
Total fixed income securities	$746,856	$757,451	$19,451	$(30,046)	$(10,595)

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$11,557	$536	$–	$536
Agency mortgage-backed securities	56,280	54,286	2,005	(11)	1,994
Asset-backed securities	106,397	107,028	499	(1,130)	(631)
Bank loans	14,568	14,932	106	(470)	(364)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,616	5,123	493	–	493
Corporate securities	281,381	274,340	7,492	(451)	7,041
Mortgage-backed securities	47,463	46,685	1,047	(269)	778
Municipal obligations	36,286	35,749	684	(147)	537
Non-U.S. government obligations	24,179	23,889	290	–	290
U.S. government obligations	208,440	206,623	2,891	(1,074)	1,817
Total fixed income securities	$795,538	$783,047	$16,043	$(3,552)	$12,491

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at March 31, 2020 and  December 31, 2019, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	March 31, 2020			December 31, 2019
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	270	$225,745	$(25,029)	88	$108,387	$(2,452)
Greater than 12 months	20	20,410	(5,017)	69	66,860	(1,100)
Total fixed income securities	290	$246,155	$(30,046)	157	$175,247	$(3,552)

The fair value and the cost or amortized costs of fixed income investments at March 31, 2020, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$97,469	$96,889
Excess of one year to five years	293,569	289,041
Excess of five years to ten years	132,550	130,161
Excess of ten years	12,828	13,198
Contractual maturities	536,416	529,289
Asset-backed securities	210,440	228,162
Total	$746,856	$757,451

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31
	2020	2019

Gross gains on available-for-sale fixed income securities during the period	$2,652	$3,171
Gross losses on available-for-sale fixed income securities during the period	(4,741)	(3,527)

Impairment losses on investments	(40)	(260)

Change in value of limited partnership investments	(676)	408

Gains (losses) on equity securities:
Realized gains (losses) on equity securities sold during the period	(2,698)	317
Unrealized gains (losses) on equity securities held at the end of the period	(22,253)	5,919
Realized and unrealized gains (losses) on equity securities during the period	(24,951)	6,236

Net realized and unrealized gains (losses) on investments	$(27,756)	$6,028

As discussed in Note 1, the Company adopted the provisions of the new CECL model for measuring expected credit losses for available-for-sale fixed income securities as of January 1, 2020.  The updated guidance amended the previous OTTI model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account on the balance sheet with a corresponding adjustment to earnings and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  As of March 31, 2020, the Company intended to sell one security in an unrealized loss position and, in accordance with the new guidance, recorded $40 of a write down to earnings.  The Company reviewed its remaining fixed income securities in an unrealized loss position as of March 31, 2020 and determined that the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the recent disruption in global financial markets as a result of the novel coronavirus COVID-19 pandemic and responses to it.  The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost.  Based on the above factors, the Company did not record any allowance for credit losses related to its available-for-sale securities under the new guidance in the first quarter of 2020.

Shareholders' equity at March 31, 2020 included approximately $4,453, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the three months ended March 31, 2020 and 2019 comparative periods.

	2020	2019
Three months ended March 31:
Premiums ceded to reinsurers	$28,467	$30,173
Losses and loss expenses ceded to reinsurers	23,536	30,789
Commissions from reinsurers	7,528	7,233

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the three months ended March 31, 2020 and 2019 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Three Months Ended
	March 31
	2020	2019
Reserves, gross of reinsurance recoverable, at the beginning of the year	$988,305	$865,339
Reinsurance recoverable on unpaid losses at the beginning of the year	398,305	375,935
Reserves at the beginning of the year	590,000	489,404

Provision for losses and loss expenses:
Claims occurring during the current period	81,839	88,180
Claims occurring during prior periods	(8)	(1,058)
Total incurred	81,831	87,122

Loss and loss expense payments:
Claims occurring during the current period	8,169	8,708
Claims occurring during prior periods	61,812	56,747
Total paid	69,981	65,455
Reserves at the end of the period	601,850	511,071

Reinsurance recoverable on unpaid losses at the end of the period	399,749	383,150
Reserves, gross of reinsurance recoverable, at the end of the period	$1,001,599	$894,221

The $8 prior accident year favorable development during the three months ended March 31, 2020 was primarily due to favorable loss development in independent contractor coverages.  This savings compares to a prior accident year savings of $1,058 for the three months ended March 31, 2019, which related to favorable loss development in workers' compensation and independent contractor coverages.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5)  Segment Information:

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.

The following table summarizes segment revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019
Revenues:
Net premiums earned	$109,659	$110,013
Net investment income	7,236	6,232
Net realized and unrealized gains (losses) on investments	(27,756)	6,028
Commissions and other income	1,663	2,064
Total revenues	$90,802	$124,337

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of March 31, 2020.  At March 31, 2020, the effective interest rate was 2.03%, and the Company had $20,000 remaining available under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of March 31, 2020.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

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

The effective federal tax rate on consolidated loss for the three months ended March 31, 2020 was 11.9% compared to 21.8% on consolidated income for the three months ended March 31, 2019.  The pre-tax loss for the three months ended March 31, 2020 makes these interim period effective tax rates less comparable year over year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on our deferred tax assets discussed below, in addition to the effects of tax-exempt investment income and the dividends received deduction.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  The Company considered several factors when analyzing the need for a valuation allowance including the Company's current three year cumulative loss through March 31, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed in Note 1, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits the Company's ability to use projected income beyond 2020 in the analysis.  Based on this analysis, the Company has concluded that a valuation allowance is necessary for its deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences and recorded a valuation allowance of $4,929 for the three months ended March 31, 2020, of which $2,306 was recorded in the condensed consolidated statement of operations and the balance was recorded in shareholders' equity within accumulated other comprehensive income (loss).  The Company recognized this allowance entirely in the first quarter of 2020 as it relates to realized and unrealized capital losses during the quarter that are treated as a discrete item.

As of March 31, 2020, the Company's calendar years 2018, 2017 and 2016 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2020:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,460	$–	$10,460	$–
Agency mortgage-backed securities	58,619	–	58,619	–
Asset-backed securities	93,369	–	93,369	–
Bank loans	10,187	–	10,187	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	4,076	–	4,076	–
Corporate securities	259,528	–	259,528	–
Options embedded in convertible securities	2,632	–	2,632	–
Mortgage-backed securities	47,993	–	47,993	–
Municipal obligations	39,132	–	39,132	–
Non-U.S. government obligations	28,842	–	28,842	–
U.S. government obligations	189,183	–	189,183	–
Total fixed income securities	746,856	2,835	744,021	–
Equity securities:
Consumer	11,880	11,880	–	–
Energy	1,508	1,508	–	–
Financial	22,092	22,092	–	–
Industrial	3,707	3,707	–	–
Technology	2,963	2,963	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	21,837	21,837	–	–
Other	6,333	6,333	–	–
Total equity securities	70,320	70,320	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	69,527	–	69,527	–
Total	$887,703	$74,155	$813,548	$–

As of December 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$12,093	$–	$12,093	$–
Agency mortgage-backed securities	56,280	–	56,280	–
Asset-backed securities	106,397	–	106,397	–
Bank loans	14,568	–	14,568	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,616	–	5,616	–
Corporate securities	276,087	–	276,087	–
Options embedded in convertible securities	5,294	–	5,294	–
Mortgage-backed securities	47,463	–	47,463	–
Municipal obligations	36,286	–	36,286	–
Non-U.S. government obligations	24,179	–	24,179	–
U.S. government obligations	208,440	–	208,440	–
Total fixed income securities	795,538	2,835	792,703	–
Equity securities:
Consumer	16,707	16,707	–	–
Energy	3,074	3,074	–	–
Financial	31,577	31,577	–	–
Industrial	4,927	4,927	–	–
Technology	2,817	2,817	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	9,460	–	–
Other	8,250	8,250	–	–
Total equity securities	76,812	76,812	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	59,780	–	59,780	–
Total	$933,130	$80,647	$852,483	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at March 31, 2020 or December 31, 2019.  Level 3 assets, when present, are valued using various unobservable inputs, including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the three months ended March 31, 2020.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at March 31, 2020 and December 31, 2019 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Limited partnerships	$7,981	$–	$–	$7,981	$7,981
Commercial mortgage loans	11,882	–	–	12,492	12,492
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2019
Assets:
Limited partnerships	$23,292	$–	$–	$23,292	$23,292
Commercial mortgage loans	11,782	–	–	12,068	12,068
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock-Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares will vest and be distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares will also vest and be distributed on May 7, 2020.  The table below provides detail of the restricted stock issuances to directors for 2019 and 2020:

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

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of March 31, 2020.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company incurred $14 of expense during the three months ended March 31, 2020 related to the Nichols Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards was determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income was calculated as income (loss) before federal income tax expense (benefit), less net realized and unrealized gains (losses) on investments, less net investment income.  The personal performance component of the 2019 LTIP Awards was determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  2019 LTIP Awards earned were paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company incurred $35 of expense during the three months ended March 31, 2020 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company incurred $39 of expense during the three months ended March 31, 2020 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Compensation Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Company’s Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $88 of expense during the three months ended March 31, 2020 related to this grant.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company, other than as noted below.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“Protective”) was named as a defendant in an action brought by a former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”), in the U.S. District Court for the Central District of California (the “California Action”) alleging that Protective had breached its workers’ compensation insurance policy and had breached the duties of good faith and fair dealing. Protective provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.  In August 2019, Protective filed a motion to dismiss or stay the action.

In August 2019, Protective filed a lawsuit against PSG in Marion County Superior Court, in Indianapolis, Indiana (the “Indiana Court”) alleging breach of contract, breach of the parties' collateral agreement, breach of the parties' indemnity agreement, and seeking a declaratory judgment regarding PSG’s obligation to fund its ongoing claim deductible obligations and adequately collateralize Protective’s current and ongoing claims exposure pursuant to terms of the parties' agreements (the “Indiana Action”).  In October 2019, Protective amended the complaint to include allegations of misrepresentation as to source of coverage, negligent misrepresentation, fraud and racketeering and seeking injunctive relief.  In November 2019, PSG filed a motion to dismiss the Indiana Action on the basis of comity with the California Action, claiming that California was the proper forum for Protective’s claims.

In February 2020, the Indiana Court issued an order dismissing the Indiana Action without prejudice; the Indiana Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.   On April 28, 2020, Protective’s motion to dismiss the California Action was granted without prejudice on grounds that Indiana is the more appropriate forum.  On May 4, 2020, PSG filed a notice of appeal of the order of dismissal in the California Action.  On May 1, 2020, Protective filed a motion with the Indiana Court to re-open the Indiana Action.  Protective intends to vigorously pursue its claims against PSG, however, the ultimate outcome cannot be presently determined.

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

As of March 31, 2020, Protective had approximately $14,680 in deductible receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly deductible invoices have been approximately $1,300.  PSG’s estimated ultimate obligation under the agreements is approximately $44,600 as of March 31, 2020 (inclusive of the $14,680 in deductible receivables noted above).  At March 31, 2020, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter.

The Company included this matter in its assessment of the impact of adopting ASU 2016-13, the new guidance for measuring CECL, which is discussed in Note 1.  A probability-of-default methodology was applied to projected estimated cash flows to estimate the allowance for expected credit losses for this matter.  The Company considered the delay in reimbursement for claims paid as well as probability of default assumptions when analyzing the credit loss related to this matter. As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax). There was no change to the allowance during the first quarter of 2020, as the ultimate obligation and projected cash flows had not materially changed since January 1, 2020 when the initial measurement of the credit risk was conducted.

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

During the three months ended March 31, 2020, the Company paid $1,782 to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2019	$(494)	$9,863	$9,369

Other comprehensive income (loss) before reclassifications	(687)	(20,256)	(20,943)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(605)	(605)

Net current-period other comprehensive income (loss)	(687)	(20,861)	(21,548)

Ending balance at March 31, 2020	$(1,181)	$(10,998)	$(12,179)

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive loss before reclassifications	307	7,671	7,978
Amounts reclassified from accumulated other comprehensive income (loss)	–	785	785

Net current-period other comprehensive income (loss)	307	8,456	8,763

Ending balance at March 31, 2019	$(832)	$2,248	$1,416

(12)  Related Parties:

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $6,698 at March 31, 2020.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $37 and $34 for the three months ended March 31, 2020 and 2019.

(13)  Subsequent Events:

On May 5, 2020, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable June 2, 2020 to shareholders of record on May 19, 2020.

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

Expected Credit Losses Standard (CECL) Adoption

On January 1, 2020, we adopted the provisions of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. We adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15.5 million ($12.3 million net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on our accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption. We did not record any significant additional impact to the statement of operations in the first quarter of 2020.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment ("OTTI") model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  We adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.  As of March 31, 2020, we intended to sell one security in an unrealized loss position and, in accordance with the new guidance, recorded a write down to earnings of less than $0.1 million.  We reviewed our remaining fixed income securities in an unrealized loss position as of March 31, 2020 and determined that the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the recent disruption in global financial markets as a result of the novel coronavirus COVID-19 ("COVID-19") pandemic and responses to it. We currently do not intend to sell nor do we expect to be required to sell these securities before recovery of their amortized cost. Based on the above factors, we did not record any allowance for credit losses under the new guidance related to our available-for-sale securities under the new guidance in the first quarter of 2020.

COVID-19 Impacts

Beginning in March 2020, the global pandemic associated with COVID-19 and related economic conditions began to impact the global economy and our results of operations. While we did not see a material impact on our underwriting income (loss), as defined below, during the three months ended March 31, 2020, we did incur net realized and unrealized losses on investments of $27.8 million during the period, primarily driven by the impact of changes in fair value on our equity investments as a result of the recent disruption in global financial markets.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, we have not seen a material decrease or slowdown in premium collection to date.  We have also taken additional steps including a temporary freeze on hiring and share repurchases and reductions to discretionary spending in response to COVID-19.  For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company, see "Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 6, 2019, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million and added a limit of no more than $6.25 million in repurchases per quarter.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the three months ended March 31, 2020, we paid $1.8 million to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at March 31, 2020 would be expected to fall by approximately 2.5%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 6.9 years at both March 31, 2020 and December 31, 2019.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities market, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash used in operating activities was $1.3 million during the three months ended March 31, 2020 compared to net cash flows from operations of $11.4 million for the three months ended March 31, 2019.  The decrease in operating cash flows was primarily related to lower premium volume as well as the timing of payments required under our reinsurance treaties, partially offset by higher investment income from our fixed income securities during the three months ended March 31, 2020 compared to the same period in 2019.

Net cash provided by investing activities was $16.5 million for the three months ended March 31, 2020 compared to cash used in investing activities of $47.3 million for the three months ended March 31, 2019.  The $63.8 million change was primarily due to a decrease in the investment of cash and cash equivalent investments into fixed income securities and an increase in net proceeds from maturities and sales of fixed income and equity securities, partially offset by $2.6 million less in limited partnership distributions, during the three months ended March 31, 2020 when compared to the same period in 2019.

Net cash used in financing activities for the three months ended March 31, 2020 consisted of regular cash dividend payments to shareholders of $1.4 million ($0.10 per share) and $1.8 million to repurchase shares of our Class B Common Stock.  Financing activities for the three months ended March 31, 2019 consisted of regular cash dividend payments to shareholders of $1.5 million ($0.10 per share) and $0.5 million to repurchase shares of our Class A and B Common Stock.

Our assets at March 31, 2020 included $69.5 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $97.5 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume or our premiums are further restricted due to market conditions including related to the impact of COVID-19, the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of March 31, 2020.  At March 31, 2020, the effective interest rate was 2.03% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of March 31, 2020.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for the first quarter of 2020 equaled approximately 130% of the combined statutory surplus of these subsidiaries. According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of March 31, 2020.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At March 31, 2020, $61.9 million may be transferred by dividend or loan to Protective during the remainder of 2020 without approval by, or prior notification to, regulatory authorities.  An additional $140.4 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $14.7 million at March 31, 2020.

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

	Three Months Ended
	March 31
(dollars in thousands)	2020	2019
Income (loss) before federal income tax expense (benefit)	$(25,139)	$3,514
Less: Net realized and unrealized gains (losses) on investments	(27,756)	6,028
Less: Net investment income	7,236	6,232
Underwriting loss	$(4,619)	$(8,746)

Ratios
Losses and loss expenses incurred	$81,831	$87,122
Net premiums earned	109,659	110,013
Loss ratio	74.6%	79.2%

Other operating expenses	$34,110	$33,701
Less: Commissions and other income	1,663	2,064
Other operating expenses, less commissions and other income	32,447	31,637
Net premiums earned	109,659	110,013
Expense ratio	29.6%	28.8%

Combined ratio	104.2%	108.0%

Results of Operations

Comparison of First Quarter 2020 to First Quarter 2019 (in thousands)

	2020	2019	Change	% Change
Gross premiums written	$134,006	$148,893	$(14,887)	(10.0)%
Ceded premiums written	(24,772)	(33,571)	8,799	(26.2)%
Net premiums written	$109,234	$115,322	$(6,088)	(5.3)%

Net premiums earned	$109,659	$110,013	$(354)	(0.3)%
Net investment income	7,236	6,232	1,004	16.1%
Commissions and other income	1,663	2,064	(401)	(19.4)%
Net realized and unrealized gains (losses) on investments	(27,756)	6,028	(33,784)	(560.5)%
Total revenue	90,802	124,337
Losses and loss expenses incurred	81,831	87,122	(5,291)	(6.1)%
Other operating expenses	34,110	33,701	409	1.2%
Total expenses	115,941	120,823
Income (loss) before federal income tax expense (benefit)	(25,139)	3,514	(28,653)
Federal income tax expense (benefit)	(2,983)	766	(3,749)
Net income (loss)	$(22,156)	$2,748	$(24,904)

Gross premiums written during the first quarter of 2020 decreased $14.9 million (10.0%), while net premiums earned decreased $0.4 million (0.3%), as compared to the first quarter of 2019.  The lower net premiums earned in the first quarter of 2020 were primarily the result of declines in premiums associated with lower retention rates as we continue to take actions to improve profitability, including rate increases and non-renewal of certain risks, partially offset by rate increases and new business policies sold.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 18.5% of gross premiums written for the first quarter of 2020 compared to 22.5% in the first quarter of 2019.  The decrease in premiums ceded was primarily due to a mix shift toward more commercial automobile business (specifically Independent Contractor lines that carry no reinsurance coverage) and less workers' compensation business.

Losses and loss expenses incurred during the first quarter of 2020 decreased $5.3 million (6.1%) compared to the first quarter of 2019, resulting in a loss ratio of 74.6% during the first quarter of 2020 compared to a loss ratio of 79.2% during the first quarter of 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio in the first quarter of 2020 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.

Net investment income for the first quarter of 2020 increased 16.1% to $7.2 million compared to $6.2 million for the first quarter of 2019. The increase reflected an increase in average funds invested compared to the first quarter of 2019, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.

Net realized and unrealized losses on investments of $27.8 million during the first quarter of 2020 were primarily driven by $22.3 million in unrealized losses on equity securities, which were largely attributable to disruptions in the financial markets related to COVID-19, $4.8 million in net realized losses on sales of securities, excluding impairment losses, and a $0.7 million decrease in the value of our limited partnership investments.  Comparative first quarter 2019 net realized and unrealized gains on investments of $6.0 million were primarily driven by $6.0 million in unrealized gains on equity securities and a $0.4 million increase in the value of our limited partnership investments, partially offset by impairments on our fixed income securities of $0.3 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the first quarter of 2020 increased $0.4 million, or 1.2%, to $34.1 million compared to the first quarter of 2019.  The increase was driven primarily by higher commission expenses as a result of the mix of premium written during the first quarter of 2020 partially offset by lower salary and benefit expenses during the period.  The expense ratio was 29.6% during the first quarter of 2020 compared to 28.8% for the first quarter of 2019.  The increase in the expense ratio was primarily related to the higher commission expenses noted above as well as the decrease in net premiums earned during the period.

Federal income tax benefit was $3.0 million for the first quarter of 2020 compared to federal income tax expense of $0.8 million for the first quarter of 2019.  The effective tax rate for the first quarter of 2020 was an 11.9% tax benefit compared to a 21.8% tax expense in the first quarter of 2019.  The pre-tax loss for the three months ended March 31, 2020 makes these interim period effective tax rates less comparable year over year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on our deferred tax assets, in addition to the effects of tax-exempt investment income and the dividends received deduction.  In assessing the valuation of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the period in which those temporary differences become deductible.  We considered several factors when analyzing the need for a valuation allowance including our current three year cumulative loss through March 31, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed above, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits our ability to use projected income beyond 2020 in the analysis.  Based on this analysis, we have concluded that a valuation allowance is necessary for our deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences and recorded a valuation allowance of $4.9 million for the three months ended March 31, 2020, of which $2.3 million was recorded in the condensed consolidated statement of operations and the balance was recorded in shareholders' equity within accumulated other comprehensive income (loss).  We recognized this allowance entirely in the first quarter of 2020 as it relates to realized and unrealized capital losses during the quarter that are treated as a discrete item.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income decreased $24.9 million to a loss of $22.2 million during the first quarter of 2020 compared to net income of $2.7 million during the first quarter of 2019.

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

Commercial automobile products covered by our reinsurance treaty from July 2019 through June 2020 are also subject to an unlimited aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years reflects the combination of (1) a decreased need for stop-loss reinsurance protection resulting from a significant decrease in our commercial automobile subject limits profile, (2) a higher cost for this cover and (3) our confidence in profitability improvements given the limit reductions and rate increases on our commercial automobile products.

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

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and our reports filed with the U.S. Securities and Exchange Commission from time to time.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

Factors that could contribute to these differences include, among other things:

●
general economic conditions, including continued weakness of the financial markets, prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

●	our ability to obtain adequate premium rates and manage our growth strategy;

●
increasing competition in the sale of our insurance products and services resulting from the entrance of new competitors into, or the expansion of the operations of existing competitors in, our markets and our ability to retain existing customers;

●	other changes in the markets for our insurance products;

●	the impact of technological advances, including those specific to the transportation industry;

●	changes in the legal or regulatory environment, which may affect the manner in which claims are adjusted or litigated, including loss and loss adjustment expense;

●	legal or regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

●	the impact of a downgrade in our financial strength rating;

●	the effects of the COVID-19 pandemic and associated government actions on our operations and financial performance;

●	technology or network security disruptions or breaches;

●	adequacy of insurance reserves;

●	availability of reinsurance and ability of reinsurers to pay their obligations;

●	our ability to attract and retain qualified employees;

●	tax law and accounting changes; and

●	legal actions brought against us.

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

A summary of our significant accounting policies that we consider to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019. Changes in 2020 to our significant accounting policies, which are dependent upon estimates and assumptions, include the adoption of new accounting guidance for the recognition of credit losses.  For discussion of the new guidance and the related changes to our accounting policy, see Accounting Policies within Note 1 - Summary of Significant Accounting Policies of this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2020, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $400 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from this estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, there have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk
We are exposed to interest rate risk on our fixed income investments. Given the anticipated duration of our liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, a 100 to 200 basis point increase in interest rates would not have a material impact on our ability to conduct daily operations or to meet our obligations and could result in higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in higher yielding securities.

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of March 31, 2020 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$707,311	$(39,545)
100 basis point increase	727,083	(19,773)
Current fair value	746,856	–
100 basis point decrease	766,629	19,773
200 basis point decrease	786,401	39,545

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2020 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A, "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2019. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than as described below.

The following risk factor has been added:

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 and related economic conditions began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

●

Net premiums earned. We expect the impact of COVID-19 on general economic activity may negatively impact our premium volumes.  We did not experience a material effect in the first quarter of 2020, but the impact could be more significant in the second quarter of 2020 based on changes in the operations of our insureds including, but not limited to, the reduction in hours worked by insureds with workers' compensation coverages as well as the reduction in miles driven by commercial automobile insureds, which are the basis of premiums we receive.  This impact could further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction.

●

Loss and loss expenses incurred.  We have not seen a material impact on our loss and loss expenses incurred in the first quarter of 2020, but we may incur higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Additionally, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations which may be exacerbated in times of economic distress.

●

Investments. The disruption in the financial markets related to COVID-19 has contributed to net realized and unrealized investment losses, primarily due to the impact of changes in fair value on our equity and fixed income investments. Our corporate fixed income portfolio may be further adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. Our investment portfolio also includes commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further disruptions in global financial markets due to the continuing impact of COVID-19 could result in additional net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

●

Liquidity. Collection of premiums, deductibles or self-insured retentions from our policyholders and reinsurance recoverables from our reinsurers may become increasingly difficult.  At the state level, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19. It is uncertain what impact these government mandates may have on our ability to recover unpaid premiums on the affected policies or what our obligations may be for the payment of claims made under policies for which we have not received premium payments.

●

Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of COVID-19 may adversely affect us. A number of states have instituted, and other states are considering instituting, changes designed to effectively expand workers' compensation coverage by creating presumptions of compensability of claims for certain types of workers. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel policies or our right to collect premiums.

●

Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise. In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Having shifted to remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (1)	Remaining Shares Available to be Purchased Under the Program (1)
January 1 – January 31	29,990	$16.05	29,990	1,472,503
February 1 – February 29	9,200	14.87	9,200	1,463,303
March 1 – March 31	87,574	13.30	87,574	1,375,729
Total	126,764		126,764

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

ITEM 5. OTHER INFORMATION

On May 5, 2020, the Board of Directors (the “Board”) of Protective Insurance Corporation (the “Company”) approved a form of indemnification agreement (the “Indemnification Agreement”) between the Company and the individuals who serve or may serve from time to time as directors of the Company (each such person, an “Indemnitee”). Under the Indemnification Agreement, the Company agrees to indemnify the Indemnitees against certain liabilities, including those arising out of, relating to, or in connection with the fact that Indemnitee is or was a director or member of any committee of the Board. The Indemnification Agreement also provides for the advancement of expenses relating to the indemnification obligations. On May 5, 2020, the Company entered into such Indemnification Agreements with each of its directors.

The foregoing summary of the Indemnification Agreement is qualified by reference to the full text of the Indemnification Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended effective April 14, 2020, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 20, 2020.

3.3	Code of By-Laws of Protective Insurance Corporation, as amended effective May 5, 2020, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 6, 2020.

10.1	Amendment to the Employment Agreement, effective as of May 22, 2019, by and between Protective Insurance Corporation and Jeremy D. Edgecliffe-Johnson, dated as of March 31, 2020

10.2	Form of Indemnification Agreement, by and between Protective Insurance Corporation and members of its Board of Directors, dated as of May 5, 2020

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date May 6, 2020

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date May 6, 2020

By:	/s/ John R. Barnett
John R. Barnett
Chief Financial Officer

                                                                                                                                                                                           - 32 -