Form 10-Q
period 2020-06-30
Protective Insurance Corp
filed 2020-08-05
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2020:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (non-voting)	11,610,062
		14,213,412

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30 2020	December 31 2019
Assets
Investments:
Fixed income securities	$812,001	$795,538
Equity securities	46,009	76,812
Limited partnerships	7,393	23,292
Commercial mortgage loans	11,875	11,782
Short-term and other	1,000	1,000
	878,278	908,424

Cash and cash equivalents	107,925	67,851
Restricted cash and cash equivalents	9,780	21,037
Accounts receivable	85,225	111,762
Reinsurance recoverable	421,757	432,067
Other assets	86,984	86,306
Current federal income taxes recoverable	4,611	4,878
Deferred federal income taxes	5,708	2,035
Total Assets	$1,600,268	$1,634,360

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$1,015,360	$988,305
Reserves for unearned premiums	60,191	74,810
Reinsurance payable	55,021	65,835
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	113,658	121,094
Total Liabilities	1,264,230	1,270,044

Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2020 - 2,603,350; 2019 - 2,603,350	111	111
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2020 - 11,610,062; 2019 - 11,675,956	496	499
Additional paid-in capital	53,692	53,349
Accumulated other comprehensive income	7,893	9,369
Retained earnings	273,846	300,988
Total Shareholders' Equity	336,038	364,316
Total Liabilities and Shareholders' Equity	$1,600,268	$1,634,360

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues
Net premiums earned	$97,730	$115,631	$207,389	$225,644
Net investment income	6,379	6,500	13,616	12,732
Commissions and other income	1,889	1,978	3,551	4,043
Net realized gains (losses) on investments, excluding impairment losses	(4,099)	713	(8,886)	673
Impairment losses on investments	(418)	(86)	(458)	(346)
Net unrealized gains (losses) on equity securities and limited partnership investments	15,132	2,262	(7,797)	8,589
Net realized and unrealized gains (losses) on investments	10,615	2,889	(17,141)	8,916
	116,613	126,998	207,415	251,335

Expenses
Losses and loss expenses incurred	68,208	90,433	150,040	177,555
Other operating expenses	34,198	34,615	68,307	68,316
	102,406	125,048	218,347	245,871
Income (loss) before federal income tax expense (benefit)	14,207	1,950	(10,932)	5,464
Federal income tax expense (benefit)	2,840	415	(143)	1,181
Net income (loss)	$11,367	$1,535	$(10,789)	$4,283

Net income (loss) per share:
Basic	$0.81	$0.11	$(0.76)	$0.28
Diluted	$0.80	$0.11	$(0.76)	$0.28

Weighted average number of shares outstanding:
Basic	14,117	14,616	14,143	14,731
Dilutive effect of share equivalents	62	63	0	60
Diluted	14,179	14,679	14,143	14,791

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income (loss)	$11,367	$1,535	$(10,789)	$4,283

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	19,851	6,517	(1,010)	14,973

Foreign currency translation adjustments	221	284	(466)	591

Other comprehensive income (loss)	20,072	6,801	(1,476)	15,564

Comprehensive income (loss)	$31,439	$8,336	$(12,265)	$19,847

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316
Cumulative effect of the adoption of updated accounting guidance for credit losses, net of tax	–	–	–	–	–	–	(12,281)	(12,281)
Net loss	–	–	–	–	–	–	(10,789)	(10,789)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(466)	–	(466)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(1,010)	–	(1,010)
Common stock dividends	–	–	–	–	–	–	(2,858)	(2,858)
Repurchase of common shares	–	–	(127)	(5)	(563)	–	(1,214)	(1,782)
Restricted stock grants	–	–	61	2	906	–	–	908
Balance at June 30, 2020	2,603	$111	11,610	$496	$53,692	$7,893	$273,846	$336,038

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at March 31, 2020	2,603	$111	11,580	$495	$53,045	$(12,179)	$263,911	$305,383
Net income	–	–	–	–	–	–	11,367	11,367
Foreign currency translation adjustment, net of tax	–	–	–	–	–	221	–	221
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	19,851	–	19,851
Common stock dividends	–	–	–	–	–	–	(1,432)	(1,432)
Repurchase of common shares	–	–	–	–	–	–	–	–
Restricted stock grants	–	–	30	1	647	–	–	648
Balance at June 30, 2020	2,603	$111	11,610	$496	$53,692	$7,893	$273,846	$336,038

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	4,283	4,283
Foreign currency translation adjustment, net of tax	–	–	–	–	–	591	–	591
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	14,973	–	14,973
Common stock dividends	–	–	–	–	–	–	(2,987)	(2,987)
Repurchase of common shares	(3)	–	(371)	(15)	(1,614)	–	(4,858)	(6,487)
Restricted stock grants	–	–	49	2	959	–	–	961
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at March 31, 2019	2,615	$112	12,249	$522	$55,049	$1,416	$308,971	$366,070
Net income	–	–	–	–	–	–	1,535	1,535
Foreign currency translation adjustment, net of tax	–	–	–	–	–	284	–	284
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	6,517	–	6,517
Common stock dividends	–	–	–	–	–	–	(1,494)	(1,494)
Repurchase of common shares	(3)	–	(346)	(15)	(1,506)	–	(4,499)	(6,020)
Restricted stock grants	–	–	29	2	522	–	–	524
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income (loss)	$(10,789)	$4,283
Adjustments to reconcile net income (loss) to net cash provided by operating activities	22,467	34,113
Net cash provided by operating activities	11,678	38,396

Investing activities
Purchases of fixed income and equity securities	(164,518)	(245,099)
Distributions from limited partnerships	14,636	20,231
Proceeds from maturities	60,811	38,917
Proceeds from sales of fixed income securities	67,922	71,839
Proceeds from sales of equity securities	44,395	14,449
Purchase of commercial mortgage loans	(410)	(2,213)
Proceeds from commercial mortgage loans	121	–
Purchases of property and equipment	(712)	(1,346)
Proceeds from disposals of property and equipment	–	3
Net cash provided by (used in) investing activities	22,245	(103,219)

Financing activities
Dividends paid to shareholders	(2,858)	(2,987)
Repurchase of common shares	(1,782)	(6,487)
Net cash used in financing activities	(4,640)	(9,474)

Effect of foreign exchange rates on cash and cash equivalents	(466)	591

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	28,817	(73,706)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	88,888	170,811
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$117,705	$97,105

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

Commercial mortgage loans are carried primarily at amortized cost along with an allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. The Company recorded an allowance of $195 on its commercial mortgage loans as of June 30, 2020 in conjunction with the adoption of the new credit losses accounting standard discussed below.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at June 30, 2020.

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

For a fixed income security that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell the security, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component within net realized gains (losses) on investments, excluding impairment losses in the condensed consolidated statements of operations.  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (loss). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

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

The Company reports investment income due and accrued separately from available-for-sale fixed income securities and has elected not to measure an allowance for credit losses for investment income due and accrued. Investment income due and accrued is written off through net realized gains (losses) on investments, excluding impairment losses at the time the issuer defaults or is expected to default on payments.

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

Recently Adopted Accounting Pronouncements: Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The Company's adoption of the new standard did not have any impact on its condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the condensed consolidated balance sheet as of June 30, 2020, each of approximately $65, which are included within other assets and accounts payable and other liabilities.

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

(2)  Investments:

The following is a summary of available-for-sale securities at June 30, 2020 and December 31, 2019:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
June 30, 2020
Fixed income securities
Agency collateralized mortgage obligations	$11,054	$10,869	$428	$(243)	$185
Agency mortgage-backed securities	91,512	88,344	3,192	(24)	3,168
Asset-backed securities	99,830	104,961	597	(5,728)	(5,131)
Bank loans	8,121	9,609	–	(1,488)	(1,488)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	6,749	7,046	40	(337)	(297)
Corporate securities	295,894	284,676	13,318	(2,100)	11,218
Mortgage-backed securities	45,502	53,106	478	(8,082)	(7,604)
Municipal obligations	38,359	36,967	1,421	(29)	1,392
Non-U.S. government obligations	30,210	29,312	900	(2)	898
U.S. government obligations	181,935	172,794	9,141	–	9,141
Total fixed income securities	$812,001	$800,519	$29,515	$(18,033)	$11,482

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$11,557	$536	$–	$536
Agency mortgage-backed securities	56,280	54,286	2,005	(11)	1,994
Asset-backed securities	106,397	107,028	499	(1,130)	(631)
Bank loans	14,568	14,932	106	(470)	(364)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,616	5,123	493	–	493
Corporate securities	281,381	274,340	7,492	(451)	7,041
Mortgage-backed securities	47,463	46,685	1,047	(269)	778
Municipal obligations	36,286	35,749	684	(147)	537
Non-U.S. government obligations	24,179	23,889	290	–	290
U.S. government obligations	208,440	206,623	2,891	(1,074)	1,817
Total fixed income securities	$795,538	$783,047	$16,043	$(3,552)	$12,491

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at June 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	June 30, 2020			December 31, 2019
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	149	$130,567	$(14,097)	88	$108,387	$(2,452)
Greater than 12 months	23	25,739	(3,936)	69	66,860	(1,100)
Total fixed income securities	172	$156,306	$(18,033)	157	$175,247	$(3,552)

The fair value and the cost or amortized costs of fixed income investments at June 30, 2020, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$96,464	$95,568
Excess of one year to five years	319,395	306,894
Excess of five years to ten years	132,463	124,972
Excess of ten years	15,781	15,805
Contractual maturities	564,103	543,239
Asset-backed securities	247,898	257,280
Total	$812,001	$800,519

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Gross gains on available-for-sale fixed income securities sold during the period	$2,561	$4,132	$5,213	$7,303
Gross losses on available-for-sale fixed income securities sold during the period	(149)	(3,154)	(4,890)	(6,681)

Impairment losses on investments	(418)	(86)	(458)	(346)

Change in value of limited partnership investments	(587)	314	(1,263)	722

Gains on equity securities:
Realized gains (losses) on equity securities sold during the period	(6,511)	(265)	(9,209)	51
Unrealized gains (losses) on equity securities held at the end of the period	15,719	1,948	(6,534)	7,867
Realized and unrealized gains (losses) on equity securities during the period	9,208	1,683	(15,743)	7,918

Net realized and unrealized gains (losses) on investments	$10,615	$2,889	$(17,141)	$8,916

As discussed in Note 1, the Company adopted the provisions of the new CECL model for measuring expected credit losses for available-for-sale fixed income securities as of January 1, 2020.  The updated guidance amended the previous OTTI model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account on the balance sheet with a corresponding adjustment to earnings and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  For those securities the Company intended to sell as of June 30, 2020, a write down to earnings of $0.4 million and $0.5 million was recorded during the three and six months ended June 30, 2020.  The Company reviewed its remaining fixed income securities in an unrealized loss position as of June 30, 2020 and determined that the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the recent disruption in global financial markets as a result of the novel coronavirus COVID-19 pandemic and responses to it.  The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost.  Based on the above factors, the Company did not record any allowance for credit losses related to its available-for-sale fixed income securities under the new guidance in the first six months of 2020.

Shareholders' equity at June 30, 2020 included approximately $3,989, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the three and six months ended June 30, 2020 and 2019 comparative periods.

	2020	2019
Three months ended June 30:
Premiums ceded to reinsurers	$28,216	$32,425
Losses and loss expenses ceded to reinsurers	24,394	28,859
Commissions from reinsurers	7,052	8,176

	2020	2019
Six months ended June 30:
Premiums ceded to reinsurers	$56,683	$62,598
Losses and loss expenses ceded to reinsurers	47,930	59,648
Commissions from reinsurers	14,580	15,410

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the six months ended June 30, 2020 and 2019 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Six Months Ended
	June 30
	2020	2019
Reserves, gross of reinsurance recoverable, at the beginning of the year	$988,305	$865,339
Reinsurance recoverable on unpaid losses at the beginning of the year	398,305	375,935
Reserves at the beginning of the year	590,000	489,404

Provision for losses and loss expenses:
Claims occurring during the current period	150,366	179,211
Claims occurring during prior periods	(326)	(1,656)
Total incurred	150,040	177,555

Loss and loss expense payments:
Claims occurring during the current period	26,246	30,573
Claims occurring during prior periods	103,798	92,822
Total paid	130,044	123,395
Reserves at the end of the period	609,996	543,564

Reinsurance recoverable on unpaid losses at the end of the period	405,364	389,899
Reserves, gross of reinsurance recoverable, at the end of the period	$1,015,360	$933,463

The $326 prior accident year favorable development during the six months ended June 30, 2020 was primarily due to favorable loss development in the Company's occupational accident line of business for accident years 2018 and 2019, partially offset by unfavorable loss development in excess automobile liability and public transportation primarily for accident year 2018.  This savings compares to a prior accident year savings of $1,656 for the six months ended June 30, 2019, which related to favorable loss development in workers' compensation and independent contractor coverages.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5)  Segment Information:

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.

The following table summarizes segment revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues:
Net premiums earned	$97,730	$115,631	$207,389	$225,644
Net investment income	6,379	6,500	13,616	12,732
Net realized and unrealized gains (losses) on investments	10,615	2,889	(17,141)	8,916
Commissions and other income	1,889	1,978	3,551	4,043
Total revenues	$116,613	$126,998	$207,415	$251,335

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of June 30, 2020.  At June 30, 2020, the effective interest rate was 1.29%, and the Company had $20,000 remaining available under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of June 30, 2020.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

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

The effective federal tax rate on consolidated income for the three months ended June 30, 2020 was 20.0% compared to 21.3% for the three months ended June 30, 2019. The effective federal tax rate on consolidated loss for the six months ended June 30, 2020 was 1.3% compared to 21.6% on consolidated income for the six months ended June 30, 2019.  The pre-tax loss for the six months ended June 30, 2020 makes these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on our deferred tax assets discussed below, in addition to the effects of tax-exempt investment income and the dividends received deduction.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  The Company considered several factors when analyzing the need for a valuation allowance, including the Company's current three year cumulative loss through June 30, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed in Note 1, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits the Company's ability to use projected income beyond 2020 in the analysis.  Based on this analysis, the Company concluded that a valuation allowance was necessary for its deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences.  The Company's valuation allowance was $2,388 as of June 30, 2020, of which $2,176 was recorded in the condensed consolidated statement of operations for the six months ended June 30, 2020 and the balance was recorded in shareholders' equity within accumulated other comprehensive income as of June 30, 2020.  This represented a $2,541 reduction to the valuation allowance of $4,929 recorded for the three months ended March 31, 2020.  Of this reduction, $130 was recorded in the condensed consolidated statement of operations for the three months ended June 30, 2020 and the balance was recorded in shareholders' equity within accumulated other comprehensive income as of June 30, 2020.

As of June 30, 2020, the Company's calendar years 2018, 2017 and 2016 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of June 30, 2020:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$11,054	$–	$11,054	$–
Agency mortgage-backed securities	91,512	–	91,512	–
Asset-backed securities	99,830	–	99,830	–
Bank loans	8,121	–	8,121	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	6,749	–	6,749	–
Corporate securities	290,889	–	290,889	–
Options embedded in convertible securities	5,005	–	5,005	–
Mortgage-backed securities	45,502	–	45,502	–
Municipal obligations	38,359	–	38,359	–
Non-U.S. government obligations	30,210	–	30,210	–
U.S. government obligations	181,935	–	181,935	–
Total fixed income securities	812,001	2,835	809,166	–
Equity securities:
Consumer	10,087	10,087	–	–
Energy	1,333	1,333	–	–
Financial	22,468	22,468	–	–
Industrial	3,483	3,483	–	–
Technology	2,443	2,443	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	–	–	–	–
Other	6,195	6,195	–	–
Total equity securities	46,009	46,009	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	94,039	–	94,039	–
Total	$953,049	$49,844	$903,205	$–

As of December 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$12,093	$–	$12,093	$–
Agency mortgage-backed securities	56,280	–	56,280	–
Asset-backed securities	106,397	–	106,397	–
Bank loans	14,568	–	14,568	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,616	–	5,616	–
Corporate securities	276,087	–	276,087	–
Options embedded in convertible securities	5,294	–	5,294	–
Mortgage-backed securities	47,463	–	47,463	–
Municipal obligations	36,286	–	36,286	–
Non-U.S. government obligations	24,179	–	24,179	–
U.S. government obligations	208,440	–	208,440	–
Total fixed income securities	795,538	2,835	792,703	–
Equity securities:
Consumer	16,707	16,707	–	–
Energy	3,074	3,074	–	–
Financial	31,577	31,577	–	–
Industrial	4,927	4,927	–	–
Technology	2,817	2,817	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	9,460	–	–
Other	8,250	8,250	–	–
Total equity securities	76,812	76,812	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	59,780	–	59,780	–
Total	$933,130	$80,647	$852,483	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at June 30, 2020 or December 31, 2019.  Level 3 assets, when present, are valued using various unobservable inputs, including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the six months ended June 30, 2020.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at June 30, 2020 and December 31, 2019 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Limited partnerships	$7,393	$–	$–	$7,393	$7,393
Commercial mortgage loans	11,875	–	–	12,514	12,514
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2019
Assets:
Limited partnerships	$23,292	$–	$–	$23,292	$23,292
Commercial mortgage loans	11,782	–	–	12,068	12,068
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock-Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares vested and were distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares also vested and were distributed on May 7, 2020. The table below provides detail of the restricted stock issuances to directors for 2019 and 2020:

Grant Date	Number of Shares Issued	Vesting Date	Service Period	Grant Date Fair Value Per Share
5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05

5/7/2019	29,536	5/7/2020	7/1/2019 - 6/30/2020	$16.25

5/17/2019	3,591	5/7/2020	7/1/2019 - 6/30/2020	$16.25

5/22/2019	3,541	5/7/2020	7/1/2019 - 6/30/2020	$16.25

5/5/2020	42,220	5/5/2021	7/1/2020 - 6/30/2021	$14.21

Compensation expense related to the above stock grants is recognized over the period in which the directors render services.

In March 2018, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Company's Compensation Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of June 30, 2020.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares will vest as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company incurred $128 of expense during the six months ended June 30, 2020 related to the Nichols Stock Grant.

In March 2019, the Company's Compensation Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards was determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income was calculated as income (loss) before federal income tax expense (benefit), less net realized and unrealized gains (losses) on investments, less net investment income.  The personal performance component of the 2019 LTIP Awards was determined based on the achievement of personal goals that align with departmental and corporate objectives for 2019.  2019 LTIP Awards earned were paid in shares of restricted Class B Common Stock in early 2020. One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company incurred $40 of expense during the six months ended June 30, 2020 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company incurred $135 of expense during the six months ended June 30, 2020 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Compensation Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Company’s Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $176 of expense during the six months ended June 30, 2020 related to this grant.

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

In February 2020, the Indiana Court issued an order dismissing the Indiana Action without prejudice; the Indiana Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.   On April 28, 2020, Protective’s motion to dismiss the California Action was granted without prejudice on grounds that Indiana is the more appropriate forum.  On May 4, 2020, PSG filed a notice of appeal of the order of dismissal in the California Action.  On May 1, 2020, Protective filed a motion with the Indiana Court to re-open the Indiana Action, which remains pending.  Protective intends to vigorously pursue its claims against PSG, however, the ultimate outcome cannot be presently determined.

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

As of June 30, 2020, Protective had approximately $17,338 in deductible receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly deductible invoices have been approximately $1,085.  PSG’s estimated ultimate obligation under the agreements is approximately $46,730 as of June 30, 2020 (inclusive of the $17,338 in deductible receivables noted above).  At June 30, 2020, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter.

The Company included this matter in its assessment of the impact of adopting ASU 2016-13, the new guidance for measuring CECL, which is discussed in Note 1.  A probability-of-default methodology was applied to projected estimated cash flows to estimate the allowance for expected credit losses for this matter.  The Company considered the delay in reimbursement for claims paid as well as probability of default assumptions when analyzing the credit loss related to this matter. As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax) as a reduction to equity.  In the event of a PSG bankruptcy with no recovery, the Company would incur a charge to the condensed consolidated statement of operations of $31,730 ($25,067, net of tax), which represents the estimated ultimate obligation discussed above less the CECL allowance.  There was no change to the allowance during the first six months of 2020, as the ultimate obligation and projected cash flows had not materially changed since January 1, 2020 when the initial measurement of the credit risk was conducted.

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

During the six months ended June 30, 2020, the Company paid $1,782 to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2020:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2019	$(494)	$9,863	$9,369

Other comprehensive income (loss) before reclassifications	(466)	(853)	(1,319)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(157)	(157)

Net current-period other comprehensive income (loss)	(466)	(1,010)	(1,476)

Ending balance at June 30, 2020	$(960)	$8,853	$7,893

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive income (loss) before reclassifications	591	14,758	15,349
Amounts reclassified from accumulated other comprehensive income (loss)	–	215	215

Net current-period other comprehensive income (loss)	591	14,973	15,564

Ending balance at June 30, 2019	$(548)	$8,765	$8,217

(12)  Related Parties:

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $6,946 at June 30, 2020.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $67 and $71 for the six months ended June 30, 2020 and 2019.

(13)  Subsequent Events:

On August 4, 2020, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable September 1, 2020 to shareholders of record on August 18, 2020.

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

Impact of Stockholder Support and Contingent Sale Agreement

On May 5, 2020, the Board of Directors (the “Board”) of Protective Insurance Corporation formed a special committee of independent directors (the “Special Committee”) to evaluate a Stockholder Support and Contingent Sale Agreement (the “Contingent Sale Agreement”) entered into by and among certain prospective third party purchasers (the “Offering Parties”), certain of Protective’s shareholders and the other parties thereto. We received notice of the Contingent Sale Agreement on April 23, 2020, the date of filing of amendments to Schedule 13Ds relating to our Class A Common Stock,  Subject to the satisfaction of certain conditions under the Contingent Sale Agreement, the Offering Parties may commence a tender offer to purchase all of the outstanding shares of Protective’s Class A Common Stock at a price per share of $18.30 per share (equal to 85% of our first quarter 2020 book value per share as reported by us on May 5, 2020).

In June 2020, Protective announced that the Board determined that the transactions contemplated by the Contingent Sale Agreement are not in the best interests of Protective and our stakeholders. As part of this evaluation, the Board determined that it would also recommend against the potential tender offer contemplated by the Contingent Sale Agreement if it were commenced, and that if the transactions contemplated by the Contingent Sale Agreement were consummated, it expects to take the necessary actions to redeem all or certain of the Class A shares of Protective purchased by the Offering Parties pursuant to Protective’s Code of By-laws.  Protective also announced that the Special Committee of the Board is exploring, with the assistance of its independent financial and legal advisors, strategic alternatives that may be available to Protective. There can be no assurance that the Special Committee or Board will determine that a strategic alternative is in the best interest of the Company and its stakeholders, or that a transaction will be entered into or, if entered into, the timing, terms or conditions thereof.

During the second quarter of 2020, we incurred $1.7 million ($1.3 million, net of tax) of expenses in conjunction with the Board’s review of the Contingent Sale Agreement and the activities of the Special Committee.

Expected Credit Losses Standard (CECL) Adoption

On January 1, 2020, we adopted the provisions of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. We adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15.5 million ($12.3 million net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on our accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption. We did not record any significant additional impact to the statement of operations in the first six months of 2020.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment ("OTTI") model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  We adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.  For those securities we intended to sell as of June 30, 2020, we recorded a write down to earnings of $0.4 million and $0.5 million during the three and six months ended June 30, 2020.  We reviewed our remaining fixed income securities in an unrealized loss position as of June 30, 2020 and determined that the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the recent disruption in global financial markets as a result of the novel coronavirus COVID-19 ("COVID-19") pandemic and responses to it. We currently do not intend to sell nor do we expect to be required to sell these securities before recovery of their amortized cost. Based on the above factors, we did not record any allowance for credit losses under the new guidance related to our available-for-sale securities under the new guidance in the first six months of 2020.

COVID-19 Impacts

Beginning in March 2020 and continuing through the date of this Quarterly Report on Form 10-Q, the global pandemic associated with COVID-19 and related economic conditions have impacted the global economy and our results of operations.  For the three and six months ended June 30, 2020, net premiums earned within our commercial automobile products, specifically public transportation, were negatively impacted due to a reduction in miles driven, which are the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  However, losses and loss expenses incurred during those same periods reflected favorable impacts within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.  In addition to these impacts on our underwriting loss, as defined below, we incurred net realized and unrealized gains on investments of $10.6 million during the three months ended June 30, 2020, reflecting an improvement in the global financial markets during the quarter; however, we incurred net realized and unrealized losses on investments of $17.1 million for the six months ended June 30, 2020 due to investment losses of $27.8 million during the three months ended March 31, 2020 as a result of the significant decline in the global financial markets experienced in that quarter due to the COVID-19 pandemic.  These gains and losses were primarily driven by the impact of changes in the fair value of our equity investments as a result of the recent fluctuations in the global financial markets driven primarily by the COVID-19 pandemic.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, we have not seen a material decrease or slowdown in premium collection to date.  We have also taken additional steps, including a temporary freeze on hiring in most areas of the company and reductions to discretionary spending in response to COVID-19.  We expect this impact will persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the challenging economic circumstances.  For further discussion regarding the potential impacts of COVID-19 and related economic conditions on us, see Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Liquidity and Capital Resources

Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first six months of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions, see "Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flow from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds for payment of claims.  Operating costs of our property/casualty Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis, and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby we cede both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products, and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock.  On August 6, 2019, our Board of Directors reaffirmed our share repurchase program, but also provided that the aggregate dollar amount of shares of our common stock that may be repurchased under the share repurchase program between August 6, 2019 and August 6, 2020 may not exceed $25.0 million and added a limit of no more than $6.25 million in repurchases per quarter.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the six months ended June 30, 2020, we paid $1.8 million to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at June 30, 2020 would be expected to fall by approximately 2.4%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 7.0 years and 6.9 years at June 30, 2020 and December 31, 2019.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities markets, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash from operations was $11.7 million during the six months ended June 30, 2020 compared to $38.4 million for the six months ended June 30, 2019.  The decrease in operating cash flows during the six months ended June 30, 2020 reflected lower premium volume and higher claim payments when compared to the same period of 2019.  Net cash from operations for the six months ended June 30, 2019 benefited from the impact of growth in premiums and the timing of related claims payments.  Additionally, for the six months ended June 30, 2020, loss reserve increases were lower when compared to the same period in 2019 due to lower premium writings and an increase in losses paid.

Net cash provided by investing activities was $22.2 million for the six months ended June 30, 2020 compared to cash used in investing activities of $103.2 million for the six months ended June 30, 2019.  The $125.4 million change was primarily due to a decrease in the investment of cash and cash equivalent investments into fixed income securities and an increase in net proceeds from maturities and sales of fixed income and equity securities, partially offset by $5.6 million less in limited partnership distributions, during the six months ended June 30, 2020 when compared to the same period in 2019.

Net cash used in financing activities for the six months ended June 30, 2020 consisted of regular cash dividend payments to shareholders of $2.9 million ($0.20 per share) and $1.8 million to repurchase shares of our Class B Common Stock.  Financing activities for the six months ended June 30, 2019 consisted of regular cash dividend payments to shareholders of $3.0 million ($0.20 per share) and $6.5 million to repurchase shares of our Class A and B Common Stock.

Our assets at June 30, 2020 included $94.0 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $96.5 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume or our premiums are further restricted due to market conditions, including related to the impact of COVID-19, we believe the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of June 30, 2020.  At June 30, 2020, the effective interest rate was 1.29% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of June 30, 2020.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for the second quarter of 2020 equaled approximately 117% of the combined statutory surplus of these subsidiaries. According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of June 30, 2020.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At June 30, 2020, $56.9 million may be transferred by dividend or loan to Protective during the remainder of 2020 without approval by, or prior notification to, regulatory authorities.  An additional $150.3 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $18.3 million at June 30, 2020.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability or loss of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For the three and six months ended June 30, 2020, we also excluded corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement and activities of the Special Committee discussed above from the calculation of underwriting income (loss).  We believe the exclusion of these corporate charges more accurately reflects our operational results.  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  For the three and six months ended June 30, 2020, we also excluded the corporate charges discussed above from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  We also believe the exclusion of these charges improves the comparability of our expense and combined ratio with our ratios in prior years.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in thousands)	2020	2019	2020	2019
Income (loss) before federal income tax expense (benefit)	$14,207	$1,950	$(10,932)	$5,464
Less: Net realized and unrealized gains (losses) on investments	10,615	2,889	(17,141)	8,916
Less: Net investment income	6,379	6,500	13,616	12,732
Less: Corporate charges included in other operating expenses [1]	(1,700)	-	(1,700)	-
Underwriting loss	$(1,087)	$(7,439)	$(5,707)	$(16,184)

Other operating expenses	34,198	34,615	68,307	68,316
Less: Corporate charges [1]	1,700	-	1,700	-
Other operating expenses, excluding corporate charges	32,498	34,615	66,607	68,316

Ratios
Losses and loss expenses incurred	$68,208	$90,433	$150,040	$177,555
Net premiums earned	97,730	115,631	207,389	225,644
Loss ratio	69.8%	78.2%	72.3%	78.7%

Other operating expenses	$34,198	$34,615	$68,307	$68,316
Less: Commissions and other income	1,889	1,978	3,551	4,043
Other operating expenses, less commissions and other income	32,309	32,637	64,756	64,273
Net premiums earned	97,730	115,631	207,389	225,644
Expense ratio	33.0%	28.2%	31.2%	28.5%

Impact of corporate charges	(1.7)%	-	(0.8)%	-
Expense ratio, excluding corporate charges	31.3%	28.2%	30.4%	28.5%

Combined ratio	102.8%	106.4%	103.5%	107.2%
Combined ratio, excluding corporate charges	101.1%	106.4%	102.7%	107.2%

1 Represents the corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement and activities of the Special Committee discussed above.

Results of Operations

Comparison of Second Quarter 2020 to Second Quarter 2019 (in thousands)

	2020	2019	Change	% Change
Gross premiums written	$115,449	$147,152	$(31,703)	(21.5)%
Ceded premiums written	(26,170)	(31,457)	5,287	(16.8)%
Net premiums written	$89,279	$115,695	$(26,416)	(22.8)%

Net premiums earned	$97,730	$115,631	$(17,901)	(15.5)%
Net investment income	6,379	6,500	(121)	(1.9)%
Commissions and other income	1,889	1,978	(89)	(4.5)%
Net realized and unrealized gains on investments	10,615	2,889	7,726	267.4%
Total revenue	116,613	126,998
Losses and loss expenses incurred	68,208	90,433	(22,225)	(24.6)%
Other operating expenses	34,198	34,615	(417)	(1.2)%
Total expenses	102,406	125,048
Income before federal income tax expense	14,207	1,950	12,257
Federal income tax expense	2,840	415	2,425
Net income	$11,367	$1,535	$9,832

Gross premiums written during the second quarter of 2020 decreased $31.7 million (21.5%), while net premiums earned decreased $17.9 million (15.5%), as compared to the second quarter of 2019.  The lower net premiums earned in the second quarter of 2020 were primarily the result of declines in premiums within our commercial automobile products, specifically public transportation, as a result of COVID-19 due to a reduction in miles driven, which are the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  Additionally, we had reduced premiums associated with lower retention rates as we continue to take actions to improve profitability, including rate increases and non-renewal of certain risks.  These decreases were partially offset by rate increases and new business policies sold.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 22.7% of gross premiums written for the second quarter of 2020 compared to 21.4% in the second quarter of 2019.  The increase in the percentage of premiums ceded was primarily due to an increase in facultative reinsurance placements during the quarter as a percentage of our direct premiums written for public transportation.

Losses and loss expenses incurred during the second quarter of 2020 decreased $22.2 million (24.6%) compared to the second quarter of 2019, resulting in a loss ratio of 69.8% during the second quarter of 2020 compared to a loss ratio of 78.2% during the second quarter of 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio in the second quarter of 2020 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.  Additionally, losses and loss expenses incurred reflected favorable impacts from COVID-19 within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.

Net investment income for the second quarter of 2020 decreased 1.9% to $6.4 million compared to $6.5 million for the second quarter of 2019.  The decrease reflected lower interest rates earned on cash and cash equivalent balances in the current period, partially offset by an increase in average funds invested compared to the second quarter of 2019.

Net realized and unrealized gains on investments of $10.6 million during the second quarter of 2020 were primarily driven by $15.7 million in unrealized gains on equity securities during the period as a result of the improvement in the global financial markets following sharp declines related to COVID-19 during the first quarter of 2020.  These gains were partially offset by $4.1 million in net realized losses on sales of securities, excluding impairment losses, a $0.6 million decrease in the value of our limited partnership investments and impairments on our fixed income securities of $0.4 million recognized during the period.  Comparative second quarter 2019 net realized and unrealized gains on investments of $2.9 million were primarily driven by $2.0 million in unrealized gains on equity securities, net realized gains on sales of securities, excluding impairment losses, of $0.7 million and a $0.3 million increase in the value of our limited partnership investments, partially offset by impairments on our fixed income securities of $0.1 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the second quarter of 2020 decreased $0.4 million, or 1.2%, to $34.2 million compared to the second quarter of 2019.  The decrease was driven primarily by lower commission expenses as a result of the mix of premium written during the second quarter of 2020, partially offset by $1.7 million of corporate charges paid during the second quarter of 2020 to third party advisors of a special committee of the board of directors in connection with the special committee's review of the Contingent Sale Agreement, as well as other strategic alternatives as discussed above.  The expense ratio was 33.0% during the second quarter of 2020, or 31.3% excluding the corporate charges discussed above, compared to 28.2% for the second quarter of 2019.  The increase in the expense ratio was primarily related to the decrease in net premiums earned during the period.

Federal income tax expense was $2.8 million for the second quarter of 2020 compared to $0.4 million for the second quarter of 2019.  The effective tax rate on consolidated income for the second quarter of 2020 was 20.0% compared to 21.3% in the second quarter of 2019.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the effects of tax-exempt investment income and the dividends received deduction.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income increased $9.8 million to $11.4 million during the second quarter of 2020 compared to net income of $1.5 million during the second quarter of 2019.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019 (in thousands)

	2020	2019	Change	% Change
Gross premiums written	$249,455	$296,045	$(46,590)	(15.7)%
Ceded premiums written	(50,942)	(65,028)	14,086	(21.7)%
Net premiums written	$198,513	$231,017	$(32,504)	(14.1)%

Net premiums earned	$207,389	$225,644	$(18,255)	(8.1)%
Net investment income	13,616	12,732	884	6.9%
Commissions and other income	3,551	4,043	(492)	(12.2)%
Net realized and unrealized gains (losses) on investments	(17,141)	8,916	(26,057)	(292.2)%
Total revenue	207,415	251,335
Losses and loss expenses incurred	150,040	177,555	(27,515)	(15.5)%
Other operating expenses	68,307	68,316	(9)	0.0%
Total expenses	218,347	245,871
Income (loss) before federal income tax expense (benefit)	(10,932)	5,464	(16,396)
Federal income tax expense (benefit)	(143)	1,181	(1,324)
Net income (loss)	$(10,789)	$4,283	$(15,072)

Gross premiums written during the six months ended June 30, 2020 decreased $46.6 million (15.7%), while net premiums earned decreased $18.3 million (8.1%), as compared to the same period in 2019.  The lower net premiums earned in 2020 were primarily the result of declines in premiums within our commercial automobile products, specifically public transportation, as a result of COVID-19 due to a reduction in miles driven, which are the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  Additionally, we had reduced premiums associated with lower retention rates as we continue to take actions to improve profitability, including rate increases and non-renewal of certain risks.  These decreases were partially offset by rate increases and new business policies sold.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 20.4% of gross premiums written for the six months ended June 30, 2020 compared to 22.0% for the same period of 2019.  The decrease in premiums ceded was primarily due to a mix shift toward more commercial automobile business (specifically Independent Contractor lines that carry no reinsurance coverage) and less workers' compensation business.

Losses and loss expenses incurred during the six months ended June 30, 2020 decreased $27.5 million (15.5%) compared to the same period of 2019, resulting in a loss ratio of 72.3% during the period.  This compares to a loss ratio of 78.7% during the same period of 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio for the six months ended June 30, 2020 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.  Additionally, losses and loss expenses incurred reflected favorable impacts from COVID-19 within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.

Net investment income for the six months ended June 30, 2020 increased 6.9% to $13.6 million compared to $12.7 million for the same period of 2019.  The increase reflected an increase in average funds invested resulting from positive cash flow, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds, partially offset by lower interest rates earned on cash and cash equivalent balances in the current period.

Net realized and unrealized losses on investments of $17.1 million during the six months ended June 30, 2020 were primarily driven by $8.9 million in net realized losses on sales of securities, excluding impairment losses, $6.5 million in unrealized losses on equity securities, which were largely attributable to disruptions in the global financial markets related to COVID-19, and a $1.3 million decrease in the value of our limited partnership investments.  Comparative six months ended June 30, 2019 net realized and unrealized gains on investments of $8.9 million were primarily driven by $7.9 million in unrealized gains on equity securities during the period, a $0.7 million increase in the value of our limited partnership investments and net realized gains on sales of securities, excluding impairment losses, of $0.6 million, partially offset by impairments on our fixed income securities of $0.3 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the six months ended June 30, 2020 were flat at $68.3 million compared to the same period of 2019.  The $1.7 million of corporate charges paid in the second quarter of 2020 to third party advisors of a special committee of the board of directors were offset by lower salary and benefit expense and commission expense.  The expense ratio was 31.2% during the six months ended June 30, 2020, or 30.4% excluding the corporate charges discussed above, compared to 28.5% for the same period of 2019.  The increase in the expense ratio was primarily related to the decrease in net premiums earned during the period.

Federal income tax benefit was $0.1 million for the six months ended June 30, 2020 compared to federal income tax expense of $1.2 million for the same period of 2019.  The effective tax rate on consolidated loss for the six months ended June 30, 2020 was a 1.3% tax benefit compared to a 21.6% tax expense on consolidated income in the same period of 2019.  The pre-tax loss for the six months ended June 30, 2020 makes these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on our deferred tax assets, in addition to the effects of tax-exempt investment income and the dividends received deduction.  In assessing the valuation of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the period in which those temporary differences become deductible.  We considered several factors when analyzing the need for a valuation allowance, including our current three year cumulative loss through June 30, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed above, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits our ability to use projected income beyond 2020 in the analysis.  Based on this analysis, we concluded that a valuation allowance was necessary for our deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences.  Our valuation allowance was $2.4 million as of June 30, 2020, of which $2.2 million was recorded in the condensed consolidated statement of operations for the six months ended June 30, 2020 and the balance was recorded in shareholders' equity within accumulated other comprehensive income as of June 30, 2020.  This represented a $2.5 million reduction to the valuation allowance of $4.9 million recorded for the three months ended March 31, 2020.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income decreased $15.1 million to a loss of $10.8 million during the six months ended June 30, 2020 compared to net income of $4.3 million during the same period of 2019.

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

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our reports filed with the U.S. Securities and Exchange Commission from time to time.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

Factors that could contribute to these differences include, among other things:

●
general economic conditions, including continued volatility of the financial markets, prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

●	the effects of the COVID-19 pandemic and associated government actions on our operating and financial performance;

●	our ability to obtain adequate premium rates and manage our growth strategy;

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

A summary of our significant accounting policies that we consider to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019. Changes in 2020 to our significant accounting policies, which are dependent upon estimates and assumptions, include the adoption of new accounting guidance for the recognition of credit losses.  For discussion of the new guidance and the related changes to our accounting policy, see "Accounting Policies" within Note 1 - Summary of Significant Accounting Policies in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At June 30, 2020, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $405 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from this estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of June 30, 2020 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$766,148	$(45,853)
100 basis point increase	789,074	(22,927)
Current fair value	812,001	–
100 basis point decrease	834,928	22,927
200 basis point decrease	857,854	45,853

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of June 30, 2020 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A, "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2019. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, other than as described below.

The following risk factor included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been updated as follows:

The impact of COVID-19 and related risks could continue to materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 and related economic conditions began to impact the global economy and our results of operations.  A discussion of the impact of the COVID-19 pandemic on our business to date can be found in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.  Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•
Net premiums earned. We expect the impact of COVID-19 on general economic activity will continue to negatively impact our premium volumes.  We did not experience a material effect in the first quarter of 2020, but saw a more significant impact in the second quarter of 2020 based primarily on the reduction in miles driven by commercial automobile insureds, which are the basis of premiums we receive, specifically public transportation where we saw a reduction in units insured.  This impact could further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction.

~~•~~
Loss and loss expenses incurred.  We have seen a favorable impact on our loss and loss expenses incurred in commercial automobile during the first six months of 2020 as a result of declines in accident frequency due to lower traffic density, but in the future we may incur higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Additionally, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations, which may be exacerbated in times of economic distress.

•
Investments. The volatility in the global financial markets related to COVID-19 has contributed to net realized and unrealized investment losses, primarily due to the impact of changes in fair value on our equity and fixed income investments. Our corporate fixed income portfolio may be further adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail. Our money market investments were impacted by lower interest rates and may continue to be impacted by these lower rates.  Our investment portfolio also includes commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further volatility in the global financial markets due to the continuing impact of COVID-19 could result in future net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

•
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

•
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

•
Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise.  In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.    Having shifted to primarily remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.  We have not experienced any operational interruptions or cybersecurity disruptions during this time.

ITEM 5. OTHER INFORMATION

On August 3, 2020, Protective Insurance Corporation (the "Company") entered into an amendment (the “Amendment”) to the Employment Agreement, dated as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson (the “Employment Agreement”).  Pursuant to the Amendment, if Mr. Edgecliffe-Johnson’s employment is terminated (i) by the Company without Cause in anticipation of a Change in Control (each as defined in the Employment Agreement) to be effectuated within 120 days prior to the termination date, or (ii) by either the Company without Cause or Mr. Edgecliffe-Johnson for Good Reason (as defined in the Employment Agreement) on or before the 24-month anniversary of a Change of Control, Mr. Edgecliffe-Johnson will receive the following benefits:
•	A cash lump-sum amount equal to two times his annualized base salary;
•	An amount equal to his target annual cash incentive award and target equity-based award applicable to the year in which the termination occurs;
•	Full vesting for any unvested restricted stock, restricted stock unit award, or any other award granted under the Company’s Long-Term Incentive Plan;
•
The cash payment of any annual, long-term or other incentive award earned in respect to the performance period ending prior to the termination date and payable (but not yet paid) on or prior to the termination date; and

•
A reimbursement of the premiums associated with the continuation of Mr. Edgecliffe-Johnson’s medical, dental and vision benefits under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for a period equal to the earliest of (a) 12 months following the termination date, (b) the date Mr. Edgecliffe-Johnson first becomes eligible to receive health benefits under another employer-provided plan or (c) the date he is no longer eligible for continuation benefits under COBRA.

The other terms of the Employment Agreement were not amended by the Amendment.  The foregoing summary of the Amendment is qualified by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended through May 14, 2020, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 14, 2020.

10.1	Amendment to the Employment Agreement, effective as of May 22, 2019, by and between Protective Insurance Corporation and Jeremy D. Edgecliffe-Johnson, dated as of August 3, 2020

10.2
Form of Indemnification Agreement, effective May 5, 2020, by and between Protective Insurance Corporation and members of the Company's Board of Directors, dated as of May 5, 2020, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2020.

10.3	Long-Term Incentive Plan Award Agreement, effective July 6, 2020, by and between Protective Insurance Corporation and certain Executives, dated as of July 6, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date August 5, 2020

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date August 5, 2020

By:	/s/ John R. Barnett
John R. Barnett
Chief Financial Officer