Form 10-Q
period 2020-09-30
Protective Insurance Corp
filed 2020-11-04
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2020:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (non-voting)	11,662,517
		14,265,867

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30 2020	December 31 2019
Assets
Investments:
Fixed income securities	$851,937	$795,538
Equity securities	48,417	76,812
Limited partnerships	7,455	23,292
Commercial mortgage loans	11,087	11,782
Short-term and other	1,000	1,000
	919,896	908,424

Cash and cash equivalents	90,425	67,851
Restricted cash and cash equivalents	10,117	21,037
Accounts receivable	94,820	111,762
Reinsurance recoverable	429,544	432,067
Other assets	91,109	86,306
Current federal income taxes recoverable	3,102	4,878
Deferred federal income taxes	5,810	2,035
Total Assets	$1,644,823	$1,634,360

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$1,054,457	$988,305
Reserves for unearned premiums	63,553	74,810
Reinsurance payable	53,202	65,835
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	108,947	121,094
Total Liabilities	1,300,159	1,270,044

Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2020 - 2,603,350; 2019 - 2,603,350	111	111
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2020 - 11,650,004; 2019 - 11,675,956	498	499
Additional paid-in capital	54,160	53,349
Accumulated other comprehensive income	14,185	9,369
Retained earnings	275,710	300,988
Total Shareholders' Equity	344,664	364,316
Total Liabilities and Shareholders' Equity	$1,644,823	$1,634,360

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Net premiums earned	$117,853	$110,288	$325,242	$335,931
Net investment income	5,486	6,703	19,102	19,434
Commissions and other income	1,469	2,716	5,020	6,761
Net realized gains (losses) on investments, excluding impairment losses	(39)	1,199	(8,924)	1,872
Impairment losses on investments	(588)	(58)	(1,046)	(404)
Net unrealized gains (losses) on equity securities and limited partnership investments	771	(1,016)	(7,026)	7,573
Net realized and unrealized gains (losses) on investments	144	125	(16,996)	9,041
	124,952	119,832	332,368	371,167

Expenses
Losses and loss expenses incurred	84,673	84,781	234,713	262,336
Other operating expenses	36,952	36,070	105,259	104,386
	121,625	120,851	339,972	366,722
Income (loss) before federal income tax expense (benefit)	3,327	(1,019)	(7,604)	4,445
Federal income tax expense (benefit)	46	(312)	(96)	869
Net income (loss)	$3,281	$(707)	$(7,508)	$3,576

Net income (loss) per share:
Basic	$0.23	$(0.05)	$(0.53)	$0.24
Diluted	$0.23	$(0.05)	$(0.53)	$0.24

Weighted average number of shares outstanding:
Basic	14,132	14,361	14,139	14,607
Dilutive effect of share equivalents	169	n/a	n/a	77
Diluted	14,301	14,361	14,139	14,684

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net income (loss)	$3,281	$(707)	$(7,508)	$3,576

Other comprehensive income, net of tax:
Unrealized net gains on fixed income securities	6,133	1,566	5,123	16,539

Foreign currency translation adjustments	159	(189)	(307)	402

Other comprehensive income	6,292	1,377	4,816	16,941

Comprehensive income (loss)	$9,573	$670	$(2,692)	$20,517

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316
Cumulative effect of the adoption of updated accounting guidance for credit losses, net of tax	–	–	–	–	–	–	(12,281)	(12,281)
Net loss	–	–	–	–	–	–	(7,508)	(7,508)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(307)	–	(307)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	5,123	–	5,123
Common stock dividends	–	–	–	–	–	–	(4,275)	(4,275)
Repurchase of common shares	–	–	(127)	(5)	(563)	–	(1,214)	(1,782)
Restricted stock grants	–	–	101	4	1,374	–	–	1,378
Balance at September 30, 2020	2,603	$111	11,650	$498	$54,160	$14,185	$275,710	$344,664

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2020	2,603	$111	11,610	$496	$53,692	$7,893	$273,846	$336,038
Net income	–	–	–	–	–	–	3,281	3,281
Foreign currency translation adjustment, net of tax	–	–	–	–	–	159	–	159
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	6,133	–	6,133
Common stock dividends	–	–	–	–	–	–	(1,417)	(1,417)
Repurchase of common shares	–	–	–	–	–	–	–	–
Restricted stock grants	–	–	40	2	468	–	–	470
Balance at September 30, 2020	2,603	$111	11,650	$498	$54,160	$14,185	$275,710	$344,664

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	3,576	3,576
Foreign currency translation adjustment, net of tax	–	–	–	–	–	402	–	402
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	16,539	–	16,539
Common stock dividends	–	–	–	–	–	–	(4,429)	(4,429)
Repurchase of common shares	(6)	–	(595)	(24)	(2,590)	–	(7,669)	(10,283)
Restricted stock grants	–	–	80	3	1,540	–	–	1,543
Balance at September 30, 2019	2,609	$112	11,739	$501	$53,670	$9,594	$299,553	$363,430

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2019	2,612	$112	11,932	$509	$54,065	$8,217	$304,513	$367,416
Net loss	–	–	–	–	–	–	(707)	(707)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(189)	–	(189)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	1,566	–	1,566
Common stock dividends	–	–	–	–	–	–	(1,442)	(1,442)
Repurchase of common shares	(3)	–	(224)	(9)	(976)	–	(2,811)	(3,796)
Restricted stock grants	–	–	31	1	581	–	–	582
Balance at September 30, 2019	2,609	$112	11,739	$501	$53,670	$9,594	$299,553	$363,430

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30
	2020	2019
Operating activities
Net income (loss)	$(7,508)	$3,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities	50,599	58,746
Net cash provided by operating activities	43,091	62,322

Investing activities
Purchases of fixed income and equity securities	(271,741)	(342,299)
Distributions from limited partnerships	14,636	33,395
Proceeds from maturities	95,454	64,536
Proceeds from sales of fixed income securities	89,746	118,725
Proceeds from sales of equity securities	47,171	19,408
Purchase of commercial mortgage loans	(410)	(2,746)
Proceeds from commercial mortgage loans	909	–
Purchases of property and equipment	(838)	(1,659)
Proceeds from disposals of property and equipment	–	4
Net cash used in investing activities	(25,073)	(110,636)

Financing activities
Dividends paid to shareholders	(4,275)	(4,429)
Repurchase of common shares	(1,782)	(10,283)
Net cash used in financing activities	(6,057)	(14,712)

Effect of foreign exchange rates on cash and cash equivalents	(307)	402

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	11,654	(62,624)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	88,888	170,811
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$100,542	$108,187

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

Commercial mortgage loans are carried primarily at amortized cost along with an allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. The Company recorded an allowance of $195 on its commercial mortgage loans as of September 30, 2020 in conjunction with the adoption of the new credit losses accounting standard discussed below.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at September 30, 2020.

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

Deductible Receivables: Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a net of allowance basis in the condensed consolidated balance sheets within accounts receivable.  The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology, which reflects current and forecasted economic conditions, is used to estimate the allowance for expected credit losses for deductible receivables.  As of September 30, 2020, the Company recorded an allowance for expected credit losses of $16,500 ($13,035, net of tax). See Note 10 – Litigation, Commitments and Contingencies for further discussion.
Recently Adopted Accounting Pronouncements: Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The Company's adoption of the new standard did not have any impact on its condensed consolidated statements of operations or cash flows; however, the impact of adopting the new guidance resulted in a right-of-use asset and a lease liability being recorded on the condensed consolidated balance sheet as of September 30, 2020, each of approximately $145, which are included within other assets and accounts payable and other liabilities.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements.  Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and had the same effective date and transition requirements as ASU 2016-13.  The Company adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15,545 ($12,281, net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on the Company’s accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption with $15,000 ($11,850, net of tax) attributed to the ongoing litigation with Personnel Staffing Group ("PSG") discussed in Note 10 - Litigation, Commitments and Contingencies.

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

(2)  Investments:

The following is a summary of available-for-sale securities at September 30, 2020 and December 31, 2019:

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
September 30, 2020
Fixed income securities
Agency collateralized mortgage obligations	$10,106	$9,992	$401	$(287)	$114
Agency mortgage-backed securities	98,651	95,597	3,079	(25)	3,054
Asset-backed securities	102,193	104,985	579	(3,371)	(2,792)
Bank loans	8,580	9,605	–	(1,025)	(1,025)
Certificates of deposit	520	520	–	–	–
Collateralized mortgage obligations	6,034	6,167	56	(189)	(133)
Corporate securities	324,116	310,689	14,579	(1,152)	13,427
Mortgage-backed securities	43,233	47,780	1,051	(5,598)	(4,547)
Municipal obligations	43,920	42,266	1,694	(40)	1,654
Non-U.S. government obligations	29,718	28,896	822	–	822
U.S. government obligations	184,866	176,464	8,422	(20)	8,402
Total fixed income securities	$851,937	$832,961	$30,683	$(11,707)	$18,976

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$11,557	$536	$–	$536
Agency mortgage-backed securities	56,280	54,286	2,005	(11)	1,994
Asset-backed securities	106,397	107,028	499	(1,130)	(631)
Bank loans	14,568	14,932	106	(470)	(364)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,616	5,123	493	–	493
Corporate securities	281,381	274,340	7,492	(451)	7,041
Mortgage-backed securities	47,463	46,685	1,047	(269)	778
Municipal obligations	36,286	35,749	684	(147)	537
Non-U.S. government obligations	24,179	23,889	290	–	290
U.S. government obligations	208,440	206,623	2,891	(1,074)	1,817
Total fixed income securities	$795,538	$783,047	$16,043	$(3,552)	$12,491

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at September 30, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	September 30, 2020			December 31, 2019
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	155	$149,489	$(8,214)	88	$108,387	$(2,452)
Greater than 12 months	25	28,495	(3,493)	69	66,860	(1,100)
Total fixed income securities	180	$177,984	$(11,707)	157	$175,247	$(3,552)

The fair value and the cost or amortized costs of fixed income investments at September 30, 2020, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$92,882	$92,080
Excess of one year to five years	337,419	324,886
Excess of five years to ten years	144,672	135,091
Excess of ten years	22,781	22,550
Contractual maturities	597,754	574,607
Asset-backed securities	254,183	258,354
Total	$851,937	$832,961

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Gross gains on available-for-sale fixed income securities sold during the period	$2,875	$2,407	$8,088	$9,710
Gross losses on available-for-sale fixed income securities sold during the period	(2,662)	(2,728)	(7,552)	(9,409)

Impairment losses on investments	(588)	(58)	(1,046)	(404)

Change in value of limited partnership investments	62	278	(1,201)	1,000

Gains on equity securities:
Realized gains (losses) on equity securities sold during the period	(252)	1,520	(9,460)	1,571
Unrealized gains (losses) on equity securities held at the end of the period	709	(1,294)	(5,825)	6,573
Realized and unrealized gains (losses) on equity securities during the period	457	226	(15,285)	8,144

Net realized and unrealized gains (losses) on investments	$144	$125	$(16,996)	$9,041

As discussed in Note 1, the Company adopted the provisions of the new CECL model for measuring expected credit losses for available-for-sale fixed income securities as of January 1, 2020.  The updated guidance amended the previous OTTI model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account on the balance sheet with a corresponding adjustment to earnings and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  For those securities the Company intended to sell as of September 30, 2020, a write down to earnings of $588 and $1,046 was recorded during the three and nine months ended September 30, 2020.  The Company reviewed its remaining fixed income securities in an unrealized loss position as of September 30, 2020 and determined the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the disruption in global financial markets as a result of the novel coronavirus COVID-19 ("COVID-19") pandemic and responses to it.  The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost.  Based on the above factors, the Company did not record any allowance for credit losses related to these available-for-sale fixed income securities under the new guidance in the first nine months of 2020.

Shareholders' equity at September 30, 2020 included approximately $4,038, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the three and nine months ended September 30, 2020 and 2019 comparative periods.

	2020	2019
Three months ended September 30:
Premiums ceded to reinsurers	$26,825	$29,957
Losses and loss expenses ceded to reinsurers	27,270	27,228
Commissions from reinsurers	7,206	7,820

	2020	2019
Nine months ended September 30:
Premiums ceded to reinsurers	$83,508	$92,556
Losses and loss expenses ceded to reinsurers	75,201	86,876
Commissions from reinsurers	21,785	23,229

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the nine months ended September 30, 2020 and 2019 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Nine Months Ended
	September 30
	2020	2019
Reserves, gross of reinsurance recoverable, at the beginning of the year	$988,305	$865,339
Reinsurance recoverable on unpaid losses at the beginning of the year	398,305	375,935
Reserves at the beginning of the year	590,000	489,404

Provision for losses and loss expenses:
Claims occurring during the current period	234,718	263,925
Claims occurring during prior periods	(5)	(1,589)
Total incurred	234,713	262,336

Loss and loss expense payments:
Claims occurring during the current period	47,852	53,836
Claims occurring during prior periods	136,231	133,196
Total paid	184,083	187,032
Reserves at the end of the period	640,630	564,708

Reinsurance recoverable on unpaid losses at the end of the period	413,827	395,987
Reserves, gross of reinsurance recoverable, at the end of the period	$1,054,457	$960,695

The $5 prior accident year favorable development during the nine months ended September 30, 2020 was primarily due to favorable loss development in the Company's occupational accident line of business for accident years 2018 and 2019, mostly offset by unfavorable loss development in excess automobile liability and public transportation primarily for accident year 2018.  This savings compares to a prior accident year savings of $1,589 for the nine months ended September 30, 2019, which related to favorable loss development in workers' compensation and independent contractor coverages.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5)  Segment Information:

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.

The following table summarizes segment revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues:
Net premiums earned	$117,853	$110,288	$325,242	$335,931
Net investment income	5,486	6,703	19,102	19,434
Net realized and unrealized gains (losses) on investments	144	125	(16,996)	9,041
Commissions and other income	1,469	2,716	5,020	6,761
Total revenues	$124,952	$119,832	$332,368	$371,167

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of September 30, 2020.  At September 30, 2020, the effective interest rate was 1.26%, and the Company had $20,000 remaining available under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of September 30, 2020.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

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

The effective federal tax rate on consolidated income for the three months ended September 30, 2020 was 1.4% compared to 30.6% on consolidated loss for the three months ended September 30, 2019. The effective federal tax rate on consolidated loss for the nine months ended September 30, 2020 was 1.3% compared to 19.6% on consolidated income for the nine months ended September 30, 2019.  Pre-tax losses in the periods presented make these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to adjustments to the valuation allowance in the current period on our deferred tax assets discussed below, in addition to the effects of tax-exempt investment income and the dividends received deduction.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  The Company considered several factors when analyzing the need for a valuation allowance, including the Company's current three year cumulative loss through September 30, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed in Note 1, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits the Company's ability to use projected income beyond 2020 in the analysis.  Based on this analysis, the Company concluded that a valuation allowance was necessary for its deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences.  The Company's valuation allowance was $1,535 as of September 30, 2020, all of which was recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2020.  This represented an $853 reduction to the valuation allowance of $2,388 recorded for the six months ended June 30, 2020.  Of this reduction, $641 was recorded in the condensed consolidated statement of operations for the three months ended September 30, 2020 and the balance was recorded in shareholders' equity within accumulated other comprehensive income as of September 30, 2020.

As of September 30, 2020, the Company's calendar years 2018, 2017 and 2016 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of September 30, 2020:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$10,106	$–	$10,106	$–
Agency mortgage-backed securities	98,651	–	98,651	–
Asset-backed securities	102,193	–	102,193	–
Bank loans	8,580	–	8,580	–
Certificates of deposit	520	520	–	–
Collateralized mortgage obligations	6,034	–	6,034	–
Corporate securities	318,874	–	318,874	–
Options embedded in convertible securities	5,242	–	5,242	–
Mortgage-backed securities	43,233	–	43,233	–
Municipal obligations	43,920	–	43,920	–
Non-U.S. government obligations	29,718	–	29,718	–
U.S. government obligations	184,866	–	184,866	–
Total fixed income securities	851,937	520	851,417	–
Equity securities:
Consumer	11,220	11,220	–	–
Energy	1,059	1,059	–	–
Financial	22,357	22,357	–	–
Industrial	4,072	4,072	–	–
Technology	2,481	2,481	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	–	–	–	–
Other	7,228	7,228	–	–
Total equity securities	48,417	48,417	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	78,401	–	78,401	–
Total	$979,755	$49,937	$929,818	$–

As of December 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$12,093	$–	$12,093	$–
Agency mortgage-backed securities	56,280	–	56,280	–
Asset-backed securities	106,397	–	106,397	–
Bank loans	14,568	–	14,568	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,616	–	5,616	–
Corporate securities	276,087	–	276,087	–
Options embedded in convertible securities	5,294	–	5,294	–
Mortgage-backed securities	47,463	–	47,463	–
Municipal obligations	36,286	–	36,286	–
Non-U.S. government obligations	24,179	–	24,179	–
U.S. government obligations	208,440	–	208,440	–
Total fixed income securities	795,538	2,835	792,703	–
Equity securities:
Consumer	16,707	16,707	–	–
Energy	3,074	3,074	–	–
Financial	31,577	31,577	–	–
Industrial	4,927	4,927	–	–
Technology	2,817	2,817	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	9,460	–	–
Other	8,250	8,250	–	–
Total equity securities	76,812	76,812	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	59,780	–	59,780	–
Total	$933,130	$80,647	$852,483	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at September 30, 2020 or December 31, 2019.  Level 3 assets, when present, are valued using various unobservable inputs, including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during the nine months ended September 30, 2020.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at September 30, 2020 and December 31, 2019 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Limited partnerships	$7,455	$–	$–	$7,455	$7,455
Commercial mortgage loans	11,087	–	–	11,707	11,707
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2019
Assets:
Limited partnerships	$23,292	$–	$–	$23,292	$23,292
Commercial mortgage loans	11,782	–	–	12,068	12,068
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

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

In March 2018, the Company's Compensation Committee, now known as the Compensation and Human Capital Committee (the "Committee"), granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan").  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that will be earned based on the Company's cumulative operating income, as defined above, over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that are earned will be paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares are eligible to be issued under the 2018 VCIP Awards as of September 30, 2020.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares vested as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company incurred $131 of expense during the nine months ended September 30, 2020 related to the Nichols Stock Grant.

In March 2019, the Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards was determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income was calculated as income (loss) before federal income tax expense (benefit), less net realized and unrealized gains (losses) on investments, less net investment income.  The personal performance component of the 2019 LTIP Awards was determined based on the achievement of personal goals that aligned with departmental and corporate objectives for 2019.  2019 LTIP Awards earned were paid in shares of restricted Class B Common Stock in early 2020. One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company incurred $75 of expense during the nine months ended September 30, 2020 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company incurred $157 of expense during the nine months ended September 30, 2020 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $264 of expense during the nine months ended September 30, 2020 related to this grant.

On July 6, 2020, the Committee granted a total of 101,400 restricted shares of the Company's Class B Common Stock to certain members of senior management under the Long-Term Incentive Plan.  These 101,400 restricted shares will vest on July 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $104 of expense during the nine months ended September 30, 2020 related to this grant.

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

In February 2020, the Indiana Court issued an order dismissing the Indiana Action without prejudice; the Indiana Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.   On April 28, 2020, Protective’s motion to dismiss the California Action was granted without prejudice on grounds that Indiana is the more appropriate forum.  On May 4, 2020, PSG filed a notice of appeal in the 9th Circuit Court of Appeals, challenging the order of dismissal in the California Action.  On May 1, 2020, Protective filed a motion with the Indiana Court to re-open the Indiana Action, which was denied on September 23, 2020, pending resolution of PSG's 9th Circuit appeal.  Protective intends to vigorously pursue its claims against PSG, however, the ultimate outcome cannot be presently determined.

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

As of September 30, 2020, Protective had approximately $19,400 in receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly invoices have been approximately $786.  PSG’s estimated ultimate obligation under the agreements is approximately $46,730 as of September 30, 2020 (inclusive of the $19,400 in receivables noted above).  At September 30, 2020, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter.

The Company included this matter in its assessment of the impact of adopting ASU 2016-13, the new guidance for measuring CECL, which is discussed in Note 1.  A probability-of-default methodology was applied to projected estimated cash flows to estimate the allowance for expected credit losses for this matter.  The Company considered the delay in reimbursement for claims paid as well as probability of default assumptions when analyzing the credit loss related to this matter.  As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax) as a reduction to equity.  During the third quarter of 2020, the Company performed an update to its CECL allowance calculation related to the PSG matter.  As noted above, there have been further delays in the litigation process, which have extended the estimated cash flow timing.  As a result of these delays and an increase in the estimated ultimate obligation, the Company recorded an additional allowance of $1,500 ($1,185, net of tax) within other operating expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.  In the event of a situation that results in no recovery from PSG, the Company would incur an estimated charge to the condensed consolidated statement of operations of $30,230 ($23,882, net of tax), which represents the estimated ultimate obligation discussed above less the CECL allowance.

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

During the nine months ended September 30, 2020, the Company paid $1,782 to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.  No share repurchases have been made since March 20, 2020.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2020:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2019	$(494)	$9,863	$9,369

Other comprehensive income (loss) before reclassifications	(307)	4,678	4,371
Amounts reclassified from accumulated other comprehensive income (loss)	–	445	445

Net current-period other comprehensive income (loss)	(307)	5,123	4,816

Ending balance at September 30, 2020	$(801)	$14,986	$14,185

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2019:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2018	$(1,139)	$(6,208)	$(7,347)

Other comprehensive income (loss) before reclassifications	402	16,588	16,990
Amounts reclassified from accumulated other comprehensive income (loss)	–	(49)	(49)

Net current-period other comprehensive income (loss)	402	16,539	16,941

Ending balance at September 30, 2019	$(737)	$10,331	$9,594

(12)  Related Parties:

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $6,805 at September 30, 2020.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $103 and $100 for the nine months ended September 30, 2020 and 2019.

(13)  Subsequent Events:

On November 3, 2020, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable December 1, 2020 to shareholders of record on November 17, 2020.

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

Impact of Stockholder Support and Contingent Sale Agreement

On May 5, 2020, the Board of Directors (the “Board”) of Protective formed a special committee of independent directors (the “Special Committee”) to evaluate a Stockholder Support and Contingent Sale Agreement (the “Contingent Sale Agreement”) entered into by and among certain prospective third party purchasers (the “Offering Parties”), certain of Protective’s shareholders and the other parties thereto. We received notice of the Contingent Sale Agreement on April 23, 2020, the date the Offering Parties filed amendments to Schedule 13Ds relating to our Class A Common Stock.  The Contingent Sale Agreement was amended and restated on August 17, 2020.  Subject to the satisfaction of certain conditions under the Contingent Sale Agreement, the Offering Parties may commence a tender offer to purchase all of the outstanding shares of Protective’s Class A Common Stock.

In June 2020, Protective announced that the Board determined the transactions contemplated by the Contingent Sale Agreement are not in the best interests of Protective and our stakeholders. As part of this evaluation, the Board determined that it would also recommend against the potential tender offer contemplated by the Contingent Sale Agreement if it were commenced, and that if the transactions contemplated by the Contingent Sale Agreement were consummated, it expects to take the necessary actions to redeem all or certain of the Class A shares of Protective purchased by the Offering Parties pursuant to Protective’s Code of By-laws.  Protective also announced that the Special Committee of the Board is exploring, with the assistance of its independent financial and legal advisors, strategic alternatives that may be available to Protective. There can be no assurance that the Special Committee or Board will determine that a strategic alternative is in the best interest of the Company and its stakeholders, or that a transaction will be entered into or, if entered into, the timing, terms or conditions thereof.

During the second and third quarters of 2020, we incurred an aggregate of $2.1 million ($1.7 million, net of tax) of expenses in conjunction with the Board’s review of the Contingent Sale Agreement and the activities of the Special Committee.

Expected Credit Losses Standard (CECL) Adoption

On January 1, 2020, we adopted the provisions of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. We adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15.5 million ($12.3 million net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on our accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption with $15.0 million ($11.9 million, net of tax) attributed to our ongoing litigation with Personnel Staffing Group ("PSG") discussed in Note 10 - Litigation, Commitments and Contingencies.  During the third quarter of 2020, we performed an update to our CECL allowance calculation related to the PSG matter and recorded an additional allowance of $1.5 million ($1.2 million, net of tax) within other operating expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment ("OTTI") model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  We adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.  For those securities we intended to sell as of September 30, 2020, we recorded a write down to earnings of $0.6 million and $1.0 million during the three and nine months ended September 30, 2020.  We reviewed our remaining fixed income securities in an unrealized loss position as of September 30, 2020 and determined the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the disruption in global financial markets as a result of the novel coronavirus COVID-19 ("COVID-19") pandemic and responses to it. We currently do not intend to sell nor do we expect to be required to sell these securities before recovery of their amortized cost. Based on the above factors, we did not record any allowance for credit losses under the new guidance related to these available-for-sale securities under the new guidance in the first nine months of 2020.

COVID-19 Impacts

Beginning in March 2020 and continuing through the date of this Quarterly Report on Form 10-Q, the global pandemic associated with COVID-19 and related economic conditions have impacted the global economy and our results of operations.  For the three and nine months ended September 30, 2020, net premiums earned within our commercial automobile products, specifically public transportation, were negatively impacted due to a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  However, losses and loss expenses incurred during those same periods reflected favorable impacts within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.  In addition to these impacts on our underwriting loss, as defined below, we experienced net realized and unrealized gains on investments of $0.1 million during the three months ended September 30, 2020, reflecting an improvement in the global financial markets during the quarter; however, we incurred net realized and unrealized losses on investments of $17.0 million for the nine months ended September 30, 2020 due to investment losses of $27.8 million during the three months ended March 31, 2020 as a result of the significant decline in the global financial markets experienced in that quarter due to the COVID-19 pandemic.  These gains and losses were primarily driven by the impact of changes in the fair value of our equity investments as a result of the recent fluctuations in the global financial markets driven primarily by the COVID-19 pandemic.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, we have not seen a material decrease or slowdown in premium collection to date.  We have also taken additional steps, including a temporary freeze on hiring in most areas of the company and reductions to discretionary spending in response to COVID-19.  We expect this impact will persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the challenging economic circumstances.  For further discussion regarding the potential impacts of COVID-19 and related economic conditions on our results, see Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first nine months of 2020. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions, see "Part II, Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock. The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the nine months ended September 30, 2020, we paid $1.8 million to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.  No share repurchases have been made since March 20, 2020.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at September 30, 2020 would be expected to fall by approximately 2.7%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 7.1 years and 6.9 years at September 30, 2020 and December 31, 2019.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities markets, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash provided by operating activities was $43.1 million during the nine months ended September 30, 2020 compared to $62.3 million for the nine months ended September 30, 2019.  The decrease in operating cash flows during the nine months ended September 30, 2020 reflected lower premium volume when compared to the same period of 2019.  Net cash from operations for the nine months ended September 30, 2019 benefited from the impact of growth in premiums and the timing of related claims payments. The decrease in operating cash flows was primarily related to lower premium volume and lower investment income from our fixed income securities during the nine months ended September 30, 2020 compared to the same period in 2019.

Net cash used in investing activities was $25.1 million for the nine months ended September 30, 2020 compared to $110.6 million for the nine months ended September 30, 2019.  The $85.5 million change was primarily due to a decrease in the investment of cash and cash equivalent investments into fixed income securities and an increase in net proceeds from sales of equity securities, partially offset by $18.8 million less in limited partnership distributions, during the nine months ended September 30, 2020 when compared to the same period in 2019.

Net cash used in financing activities for the nine months ended September 30, 2020 consisted of regular cash dividend payments to shareholders of $4.3 million ($0.30 per share) and $1.8 million to repurchase shares of our Class B Common Stock.  Financing activities for the nine months ended September 30, 2019 consisted of regular cash dividend payments to shareholders of $4.4 million ($0.30 per share) and $10.3 million to repurchase shares of our Class A and B Common Stock.

Our assets at September 30, 2020 included $78.4 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $92.9 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume or our premiums are further restricted due to market conditions, including related to the impact of COVID-19, we believe the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.  In addition, our reinsurance program is structured to avoid significant cash outlays that accompany large losses.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of September 30, 2020.  At September 30, 2020, the effective interest rate was 1.26% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of September 30, 2020.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for the third quarter of 2020 equaled approximately 127% of the combined statutory surplus of these subsidiaries. According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of September 30, 2020.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At September 30, 2020, $51.9 million may be transferred by dividend or loan to Protective during the remainder of 2020 without approval by, or prior notification to, regulatory authorities.  An additional $152.0 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $12.2 million at September 30, 2020.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability or loss of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For the three and nine months ended September 30, 2020, we also excluded corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement, activities of the Special Committee as well as the CECL allowance adjustment related to the PSG matter discussed above from the calculation of underwriting income (loss).  We believe the exclusion of these corporate charges more accurately reflects our operational results.  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  For the three and nine months ended September 30, 2020, we also excluded the corporate charges and CECL allowance adjustment discussed above from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  We also believe the exclusion of these charges improves the comparability of our expense and combined ratios with our ratios in prior years.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in thousands)	2020	2019	2020	2019
Income (loss) before federal income tax expense (benefit)	$3,327	$(1,019)	$(7,604)	$4,445
Less: Net realized and unrealized gains (losses) on investments	144	125	(16,996)	9,041
Less: Net investment income	5,486	6,703	19,102	19,434
Less: Corporate charges and CECL allowance adjustment included in other operating expenses [1]	(1,939)	-	(3,639)	-
Underwriting loss	$(364)	$(7,847)	$(6,071)	$(24,030)

Other operating expenses	36,952	36,070	105,259	104,386
Less: Corporate charges and CECL allowance adjustment [1]	1,939	-	3,639	-
Other operating expenses, excluding corporate charges and CECL allowance adjustment	35,013	36,070	101,620	104,386

Ratios
Losses and loss expenses incurred	$84,673	$84,781	$234,713	$262,336
Net premiums earned	117,853	110,288	325,242	335,931
Loss ratio	71.8%	76.9%	72.2%	78.1%

Other operating expenses	$36,952	$36,070	$105,259	$104,386
Less: Commissions and other income	1,469	2,716	5,020	6,761
Other operating expenses, less commissions and other income	35,483	33,354	100,239	97,625
Net premiums earned	117,853	110,288	325,242	335,931
Expense ratio	30.1%	30.2%	30.8%	29.1%

Impact of corporate charges and CECL allowance adjustment	(1.7)%	-	(1.1)%	-
Expense ratio, excluding corporate charges and CECL allowance adjustment	28.4%	30.2%	29.7%	29.1%

Combined ratio	101.9%	107.1%	103.0%	107.2%
Combined ratio, excluding corporate charges and CECL allowance adjustment	100.2%	107.1%	101.9%	107.2%

1 Represents the corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement, activities of the Special Committee and an adjustment to our CECL allowance related to the PSG litigation matter discussed above.

Results of Operations

Comparison of Third Quarter 2020 to Third Quarter 2019 (in thousands)

	2020	2019	Change	% Change
Gross premiums written	$148,039	$137,145	$10,894	7.9%
Ceded premiums written	(26,827)	(27,853)	1,026	(3.7)%
Net premiums written	$121,212	$109,292	$11,920	10.9%

Net premiums earned	$117,853	$110,288	$7,565	6.9%
Net investment income	5,486	6,703	(1,217)	(18.2)%
Commissions and other income	1,469	2,716	(1,247)	(45.9)%
Net realized and unrealized gains on investments	144	125	19	15.2%
Total revenue	124,952	119,832
Losses and loss expenses incurred	84,673	84,781	(108)	(0.1)%
Other operating expenses	36,952	36,070	882	2.4%
Total expenses	121,625	120,851
Income (loss) before federal income tax expense (benefit)	3,327	(1,019)	4,346
Federal income tax expense (benefit)	46	(312)	358
Net income (loss)	$3,281	$(707)	$3,988

Gross premiums written during the third quarter of 2020 increased $10.9 million (7.9%), while net premiums earned increased $7.6 million (6.9%), as compared to the third quarter of 2019.  The higher net premiums earned in the third quarter of 2020 were primarily the result of increased premiums related to rate increases, growth in existing business lines and new business policies sold primarily in our independent contractor commercial automobile products.  This increase was partially offset by declines in premiums within our public transportation commercial automobile products as a result of a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured, both due to the impact of COVID-19.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 18.1% of gross premiums written for the third quarter of 2020 compared to 20.3% in the third quarter of 2019.  The decrease in the percentage of premiums ceded was the result of growth in our commercial automobile products, which carry a lower ceded reinsurance percentage when compared to ceding rates on our workers' compensation products.

Losses and loss expenses incurred during the third quarter of 2020 decreased $0.1 million (0.1%) compared to the third quarter of 2019, resulting in a loss ratio of 71.8% during the third quarter of 2020 compared to a loss ratio of 76.9% during the third quarter of 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio in the third quarter of 2020 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.

Net investment income for the third quarter of 2020 decreased 18.2% to $5.5 million compared to $6.7 million for the third quarter of 2019.  The decrease reflected lower interest rates earned on cash and cash equivalent balances in the current period, partially offset by an increase in average funds invested compared to the third quarter of 2019.

Net realized and unrealized gains on investments of $0.1 million during the third quarter of 2020 were primarily driven by $0.7 million in unrealized gains on equity securities during the period as a result of the improvement in the global financial markets following sharp declines related to COVID-19 during the first quarter of 2020.  These gains were partially offset by impairments on our fixed income securities of $0.6 million recognized during the period.  Comparative third quarter 2019 net realized and unrealized gains on investments of $0.1 million were primarily driven by net realized gains on sales of securities, excluding impairment losses, of $1.2 million and a $0.3 million increase in the value of our limited partnership investments.  These gains were partially offset by $1.3 million in unrealized losses on equity securities during the period and impairments on our fixed income securities of $0.1 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the third quarter of 2020 increased $0.9 million, or 2.4%, to $37.0 million compared to $36.1 million for the third quarter of 2019.  The increase was driven primarily by a $1.5 million increase to our CECL allowance related to our ongoing litigation with PSG discussed above, higher commission expenses related to the mix of premium written during the third quarter of 2020, as well as an additional $0.4 million of corporate charges incurred during the third quarter of 2020 to third party advisors of the Special Committee in connection with the Special Committee's review of the Contingent Sale Agreement as well as other strategic alternatives, as discussed above.  The expense ratio was 30.1% during the third quarter of 2020, or 28.4% excluding the corporate charges and CECL allowance adjustment discussed above, compared to 30.2% for the third quarter of 2019.  The decrease in the expense ratio was primarily related to the increase in net premiums earned during the period.

Federal income tax expense was $0.05 million for the third quarter of 2020 compared to a $0.3 million federal income tax benefit for the third quarter of 2019.  The effective tax rate on consolidated income for the third quarter of 2020 was 1.4% compared to 30.6% on consolidated loss for the third quarter of 2019.  The pre-tax loss for the three months ended September 30, 2019 makes these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to a reduction of the tax valuation allowance on our deferred tax assets in the third quarter of 2020, of which $0.6 million was recorded in the condensed consolidated statement of operations and the effects of tax-exempt investment income and the dividends received deduction. The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income increased $4.0 million to $3.3 million during the third quarter of 2020 compared to net loss of $0.7 million during the third quarter of 2019.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019 (in thousands)

	2020	2019	Change	% Change
Gross premiums written	$397,494	$433,191	$(35,697)	(8.2)%
Ceded premiums written	(77,769)	(92,882)	15,113	(16.3)%
Net premiums written	$319,725	$340,309	$(20,584)	(6.0)%

Net premiums earned	$325,242	$335,931	$(10,689)	(3.2)%
Net investment income	19,102	19,434	(332)	(1.7)%
Commissions and other income	5,020	6,761	(1,741)	(25.8)%
Net realized and unrealized gains (losses) on investments	(16,996)	9,041	(26,037)	(288.0)%
Total revenue	332,368	371,167
Losses and loss expenses incurred	234,713	262,336	(27,623)	(10.5)%
Other operating expenses	105,259	104,386	873	0.8%
Total expenses	339,972	366,722
Income (loss) before federal income tax expense (benefit)	(7,604)	4,445	(12,049)
Federal income tax expense (benefit)	(96)	869	(965)
Net income (loss)	$(7,508)	$3,576	$(11,084)

Gross premiums written during the nine months ended September 30, 2020 decreased $35.7 million (8.2%), while net premiums earned decreased $10.7 million (3.2%), as compared to the same period in 2019.  The lower net premiums earned in 2020 were primarily the result of declines in premiums within our commercial automobile products, specifically public transportation, as a result of a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured, both due to the impact of COVID-19.  Additionally, we experienced reduced premiums associated with lower retention rates as we continue to take actions to improve profitability, including rate increases and non-renewal of certain risks.  These decreases were partially offset by rate increases, growth in existing business lines and new business policies sold mainly in our commercial automobile products.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 19.6% of gross premiums written for the nine months ended September 30, 2020 compared to 21.4% for the same period of 2019.  The decrease in premiums ceded was the result of growth in our commercial automobile products, which carry a lower ceded reinsurance percentage when compared to ceding rates on our workers' compensation products.

Losses and loss expenses incurred during the nine months ended September 30, 2020 decreased $27.6 million (10.5%) compared to the same period of 2019, resulting in a loss ratio of 72.2% during the period.  This compares to a loss ratio of 78.1% during the same period of 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio for the nine months ended September 30, 2020 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.  Additionally, losses and loss expenses incurred reflected favorable impacts from COVID-19 within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.

Net investment income for the nine months ended September 30, 2020 decreased 1.7% to $19.1 million compared to $19.4 million for the same period of 2019.  The decrease reflected lower interest rates earned on cash and cash equivalent balances in the current period, partially offset by an increase in average funds invested resulting from positive cash flow, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.

Net realized and unrealized losses on investments of $17.0 million during the nine months ended September 30, 2020 were primarily driven by $8.9 million in net realized losses on sales of securities, excluding impairment losses, $5.8 million in unrealized losses on equity securities, which were largely attributable to disruptions in the global financial markets related to COVID-19, a $1.2 million decrease in the value of our limited partnership investments and $1.0 million in impairments.  Comparative nine months ended September 30, 2019 net realized and unrealized gains on investments of $9.0 million were primarily driven by $6.6 million in unrealized gains on equity securities during the period, net realized gains on sales of securities, excluding impairment losses, of $1.9 million and a $1.0 million increase in the value of our limited partnership investments, partially offset by impairments on our fixed income securities of $0.4 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the nine months ended September 30, 2020 increased $0.9 million, or 0.8%, to $105.3 million compared to $104.4 million for the same period of 2019.  This increase was primarily due to the $2.1 million of corporate charges incurred during the second and third quarters of 2020 to third party advisors of the Special Committee in connection with the Special Committee's review of the Contingent Sale Agreement as well as other strategic alternatives, as discussed above, and the $1.5 million increase to the CECL allowance related to our ongoing litigation with PSG recorded in the third quarter of 2020, as discussed above, partially offset by lower salary and benefit expense.  The expense ratio was 30.8% during the nine months ended September 30, 2020, or 29.7% excluding the corporate charges and CECL allowance adjustment discussed above, compared to 29.1% for the same period of 2019.  The increase in the expense ratio was primarily related to the decrease in net premiums earned during the period.

Federal income tax benefit was $0.1 million for the nine months ended September 30, 2020 compared to federal income tax expense of $0.9 million for the same period of 2019.  The effective tax rate on consolidated loss for the nine months ended September 30, 2020 was 1.3% compared to 19.6% on consolidated income in the same period of 2019.  The pre-tax loss for the nine months ended September 30, 2020 makes these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the recording of a valuation allowance in the current period on our deferred tax assets, in addition to the effects of tax-exempt investment income and the dividends received deduction.  In assessing the valuation of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the period in which those temporary differences become deductible.  We considered several factors when analyzing the need for a valuation allowance, including our current three year cumulative loss through September 30, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed above, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits our ability to use projected income beyond 2020 in the analysis.  Based on this analysis, we concluded that a valuation allowance was necessary for our deferred tax assets not supported by either carryback availability or future reversals of existing taxable temporary differences.  Our valuation allowance was $1.5 million as of September 30, 2020, all of which was recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2020.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income decreased $11.1 million to a loss of $7.5 million during the nine months ended September 30, 2020 compared to net income of $3.6 million during the same period of 2019.

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

Commercial automobile products covered by our reinsurance treaty from July 2019 through September 2020 are also subject to an unlimited aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years reflects the combination of (1) a decreased need for stop-loss reinsurance protection resulting from a significant decrease in our commercial automobile subject limits profile, (2) a higher cost for this cover and (3) our confidence in profitability improvements given the limit reductions and rate increases on our commercial automobile products.

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

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission from time to time.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At September 30, 2020, amounts due from reinsurers on paid and unpaid losses were estimated to total approximately $414 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from this estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of September 30, 2020 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$803,764	$(48,173)
100 basis point increase	827,851	(24,086)
Current fair value	851,937	–
100 basis point decrease	876,023	24,086
200 basis point decrease	900,110	48,173

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of September 30, 2020 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A, "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2019. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, other than as described below.

The following risk factor included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been updated as follows:

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

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 and related economic conditions began to impact the global economy and our results of operations.  A discussion of the impact of the COVID-19 pandemic on our business to date can be found in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q.  Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•
Net premiums earned. We expect the impact of COVID-19 on general economic activity will continue to negatively impact our premium volumes.  We did not experience a material effect on our net premiums earned in the first quarter of 2020, but saw a more significant impact in the second and third quarters of 2020 primarily due to the reduction in miles driven, which is the basis of premiums we receive, by our commercial automobile insureds, as well as an overall reduction in public transportation units insured.  This impact could further persist for the remainder of 2020 and beyond, but the degree of the impact will depend on the extent and duration of the economic contraction.

~~•~~
Losses and loss expenses incurred.  We have seen a favorable impact on our losses and loss expenses incurred in commercial automobile during the first nine months of 2020 as a result of declines in accident frequency due to lower traffic density, but in the future we may incur higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Additionally, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations, which may be exacerbated in times of economic distress.

•
Investments. The volatility in the global financial markets related to COVID-19 has contributed to net realized and unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments.  Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail.  Our money market investments have been impacted by lower interest rates and may continue to be impacted by these lower rates.  Our investment portfolio also includes commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further volatility in the global financial markets due to the continuing impact of COVID-19 could result in future net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

10.1
Form of Long-Term Incentive Plan Award Agreement, effective July 6, 2020, by and between Protective Insurance Corporation and certain Executives, dated as of July 6, 2020, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 5, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date November 4, 2020

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date November 4, 2020

By:	/s/ John R. Barnett
John R. Barnett
Chief Financial Officer