Form 10-K
period 2020-12-31
Protective Insurance Corp
filed 2021-03-11
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A and Class B Common Stock held by non-affiliates of the Registrant as of June 30, 2020, based on the closing trade prices on that date, was approximately $149,681,000.

The number of shares outstanding of each of the issuer's classes of common stock as of March 8, 2021:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (nonvoting)	11,552,801
		14,156,151

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

PROTECTIVE INSURANCE CORPORATION

Form 10-K
For the Fiscal Year Ended December 31, 2020

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

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A hereof and in our other reports filed with the U.S. Securities and Exchange Commission, or SEC, from time to time. Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

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

●
the risks related to our proposed merger with The Progressive Corporation (“Progressive”), and Carnation Merger Sub Inc. (“Merger Sub”) described under “Proposed Merger with The Progressive Corporation” in Part I, Item 1, “Business” hereof, including:

•
the inability to complete the proposed transaction due to the failure to obtain approval by our Class A shareholders of the proposed transaction or the failure to satisfy any of the other conditions to completion of the proposed transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction;

•	uncertainty as to the timing of completion of the proposed transaction;
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger;
•	risks related to disruption of management’s attention from our ongoing business operations due to the proposed transaction;
•	the effect of the announcement of the proposed transaction on our relationships with our clients, operating results and business generally; and
•	the outcome of any legal proceedings to the extent initiated against us, Progressive or others following the announcement of the proposed transaction;

●	the effects of the novel coronavirus ("COVID-19") pandemic and associated government actions on our operating and financial performance;

●	our ability to obtain adequate premium rates and manage our growth strategy;

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

Protective Insurance Co., Protective Specialty, Sagamore and BLI are collectively referred to herein as the "Insurance Subsidiaries."  The "Company," "we," "us" and "our," as used herein, refer to Protective and all of its subsidiaries unless the context clearly indicates otherwise.

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

In 2020, the Insurance Subsidiaries primarily served the commercial automobile market, although the Insurance Subsidiaries continue to support previously written policies in markets for which the Company has discontinued writing business, and these operations are in run-off.  The Company expects targeted growth to continue in its core business of commercial automobile and workers' compensation.

The Company operates as one reportable property and casualty insurance segment based on how its operating results are regularly reviewed by its chief operating decision maker when making decisions about how resources are to be allocated to the segment and assessing its performance.

Proposed Merger with The Progressive Corporation

Merger Agreement

On February 14, 2021, Protective entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Progressive Corporation, an Ohio corporation (“Progressive”), and Carnation Merger Sub Inc., an Indiana corporation and wholly-owned indirect subsidiary of Progressive (“Merger Sub”).  The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into Protective (the “Merger”), whereupon the separate existence of Merger Sub will cease and Protective will continue as the surviving corporation and as a wholly-owned indirect subsidiary of Progressive.

Protective’s Board of Directors (the “Board”), at the unanimous recommendation of the Special Committee of the Board, unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and fair to, and in the best interests of, Protective and its shareholders, and approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby. The Merger is expected to close prior to the end of the third quarter of 2021.  At the effective time of the Merger, each issued and outstanding share of common stock, without par value, of Protective (other than each share of Protective’s common stock that is owned by Protective as treasury stock or by any subsidiary of Protective and each share of Protective’s common stock owned by Progressive, Merger Sub or any other subsidiary of Progressive immediately prior to the effective time of the Merger) will be automatically canceled and converted into the right to receive $23.30 in cash, without interest, for a total transaction value of approximately $338 million.

The Merger Agreement contains various customary representations and warranties from each of Protective, Progressive and Merger Sub.  Protective has also agreed to various customary covenants, including but not limited to conducting its business in the ordinary course and not engaging in certain types of transactions during the period between the execution of the Merger Agreement and the closing of the Merger.  However, the Merger Agreement permits Protective to continue to pay regular quarterly dividends not to exceed $0.10 per share of its common stock. The consummation of the Merger is subject to certain conditions, including approval of the Merger by Protective’s Class A shareholders, legal and regulatory approvals including from the Indiana Department of Insurance and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as other customary closing conditions.

For additional information regarding the risks associated with the Merger, please see Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Voting and Support Agreement

On February 14, 2021, Protective also entered into a Voting and Support Agreement (the “Voting Agreement”) with Progressive and certain of Protective’s shareholders. The Voting Agreement requires that the Protective shareholders party to the Voting Agreement: (i) appear at the meeting of the holders of Protective’s Class A common stock to consider resolutions to approve the Merger Agreement and the Merger or otherwise cause their shares of Protective’s common stock to be counted as present for purposes of calculating a quorum, and (ii) vote their shares (a) in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby and any action reasonably requested by Progressive or the Board in furtherance of the foregoing, (b) against any action or agreement that would result in a material breach of any covenant, representation or warranty or other obligation or agreement of Protective contained in the Merger Agreement and (c) against any takeover proposal or superior proposal (provided, that if the Board changes its recommendation with respect to the Merger, any shares of Class A common stock owned by such shareholders in excess of approximately 35% of the outstanding shares of Class A common stock will be voted in the same proportion as those shares of Class A common stock voted by the holders of Protective’s Class A common stock that are not party to the Voting Agreement).

COVID-19 Impacts

Beginning in March 2020 and continuing through the date of this Annual Report on Form 10-K, the global pandemic associated with COVID-19 and related economic conditions have impacted the global economy and the Company’s results of operations.  For the year ended December 31, 2020, net premiums earned within the Company’s commercial automobile products, specifically public transportation, were negatively impacted due to a reduction in miles driven, which is the basis for premiums the Company receives, as well as an overall reduction in public transportation units insured.  The declines in public transportation persisted throughout the year and have continued into 2021, but we saw a recovery in the third and fourth quarters within our commercial automobile products that has continued through the date of this Annual Report on Form 10-K.  However, losses and loss expenses incurred during the same period reflected favorable impacts within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.  In addition to these impacts on the Company’s underwriting loss, as defined below, the Company incurred net realized and unrealized losses on investments of $9.2 million for the year ended December 31, 2020, primarily due to investment losses realized as a result of the significant declines in the global financial markets experienced during the first and second quarters due to the COVID-19 pandemic.  As of December 31, 2020, both the Company’s fixed income and equity security investments have recovered to a net gain position.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, the Company has not seen a material decrease or slowdown in premium collection to date.  Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2020. For further discussion regarding the potential impacts of COVID-19 and related economic conditions on the Company’s results, see Part I, Item 1A, "Risk Factors," and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Product Lines

Commercial Automobile

The Insurance Subsidiaries provide coverage for larger companies in the motor carrier industry that retain substantial amounts of self-insurance, for independent contractors utilized by trucking companies, for medium-sized and small trucking companies on a first-dollar or deductible basis, and for public livery concerns, principally covering fleets of commercial buses.  This group of products is collectively referred to as commercial automobile.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized agents.  Products for small and intermediate fleets and independent contractors are marketed through relationships with non-affiliated brokers and specialized agents.  In some cases, the Insurance Subsidiaries will provide customized product offerings to specific markets through partnerships with brokers or program administrators.  In most cases, the Company's commercial automobile policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

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

The Insurance Subsidiaries perform a variety of additional services, primarily for the Company's insureds, including risk surveys and analyses, safety program design and monitoring, government compliance assistance, loss control and cost studies and research, development, and consultation in connection with new insurance programs, including development of systems to assist customers in monitoring their accident data.  The Company also provides claims handling services, primarily to excess clients with self-insurance programs.

Workers' Compensation

The Insurance Subsidiaries provide workers' compensation insurance for the commercial automobile industry, primarily to employees of motor carriers or independent contractors providing services in the transportation industry.  In 2017, the Company began marketing workers' compensation coverage beyond commercial automobile clients to a variety of non-transportation operations, such as light manufacturing, restaurants, retailers, and professional services on both a first-dollar and deductible basis.  In 2019, the Company took actions to reduce exposure to workers’ compensation coverage for non-transportation risks.  While the Company has continued to underwrite select non-transportation risks, the Company’s primary focus is underwriting workers’ compensation coverage for transportation risks.  In most cases, the Company's workers' compensation policies are written on an "occurrence" basis.  This means that the Company may be liable for claims that occurred when its policy was in place with an insured, regardless of when those claims are reported to the Company, and it may take months or even years for claims to be reported to the Company.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses incurred on average comprise approximately two-thirds of the Company's operating expenses.

The Company's consolidated balance sheets as of December 31, 2020 and 2019 set forth in Part II, Item 8 of this Annual Report on Form 10-K include the estimated liability for unpaid losses and loss adjustment expenses ("LAE") of the Insurance Subsidiaries before the application of reinsurance credits (gross reserves).  The liabilities for losses and LAE are determined using case basis evaluations and statistical projections and represent estimates of the Company's ultimate exposure for all unpaid losses and LAE incurred through December 31 of each year.  These estimates are subject to the effects of trends in claim severity and frequency and are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary.  Such adjustments, either positive or negative, are reflected in current operations as recorded.

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

Beginning in early 2019, the Company began strategically buying facultative reinsurance on policies with $5.0 million limits, specifically in our excess automobile and public transportation books of business.  This reinsurance coverage has served to lower the loss limit on a significant portion of the Company’s commercial automobile liability policies to $2.0 million for a single occurrence.  This action, coupled with the renewal of our annual aggregate deductible treaty at a 35% quota share rate, whereby once the aggregate stop-loss level is reached the Company is responsible for its 65% retention, has significantly reduced the Company’s exposure and volatility to large commercial automobile liability losses.  In 2020, due to continued rate achievement in commercial automobile, improvements in the Company's mix of business and reductions to the Company's average policy loss limits, the Company decided to non-renew the annual aggregate deductible treaty for policies written on and after July 3, 2020.

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

The table below sets forth a reconciliation of beginning and ending loss and LAE liability balances for 2020, 2019 and 2018.  This table includes reserves, net of reinsurance recoverable, to correspond with the presentation in the Company's consolidated statements of operations, but also includes a reconciliation of beginning and ending loss and LAE liability, gross of reinsurance recoverable, as presented in the Company's consolidated balance sheets.  All amounts are shown net of reinsurance, unless otherwise indicated.

(dollars in thousands)	2020	2019	2018
Reserves, gross of reinsurance recoverable, at the beginning of the year	$988,305	$865,339	$680,274
Reinsurance recoverable on unpaid losses at the beginning of the year	398,305	375,935	308,143
Reserves at the beginning of the year	590,000	489,404	372,131

Provision for losses and loss expenses:
Claims occurring during the current year	319,269	349,018	329,078
Claims occurring during prior years	(311)	(550)	16,786
Total incurred losses and loss expenses	318,958	348,468	345,864

Loss and loss expense payments:
Claims occurring during the current year	77,880	90,364	84,738
Claims occurring during prior years	165,777	157,508	143,853
Total paid	243,657	247,872	228,591
Reserves at the end of the year	665,301	590,000	489,404

Reinsurance recoverable on unpaid losses at the end of the year	424,368	398,305	375,935
Reserves, gross of reinsurance recoverable, at the end of the year	$1,089,669	$988,305	$865,339

The reconciliation above shows the Company's estimate of net losses on 2019 and prior accident years is approximately $0.3 million lower at December 31, 2020 than was provided in loss reserves at December 31, 2019 (referred to as a "reserve savings").  This compares to a reserve savings of $0.6 million on prior accident years in 2019 and a $16.8 million reserve deficiency reported in 2018 related to prior accident years.

The following table is a summary of the 2020 calendar year reserve savings by accident year (dollars in thousands):

Years in Which Losses Were Incurred	Reserve at December 31, 2019	(Savings) Deficiency Recorded During 2020 (1)	% (Savings) Deficiency
2019	$258,655	$(1,743)	(.7)%
2018	158,311	4,017	2.5%
2017	65,516	(3,997)	(6.1)%
2016	21,374	392	1.8%
2015	16,377	858	5.2%
2014 and prior	69,767	162	.2%
	$590,000	$(311)	(.1)%

(1)
Consists of development on cases known at December 31, 2019, losses reported which were previously unknown at December 31, 2019 (incurred but not reported), unallocated loss expense paid related to accident years 2019 and prior and changes in the reserves for incurred but not reported losses and loss expenses.

The savings shown in accident year 2019 in the table above reflects favorable loss development in short-tail lines of business, such as physical damage and occupational accident.  The deficiency shown in accident year 2018 represents deficiencies in the Company's commercial automobile business, specifically excess automobile and public transportation lines of business.  The Company took and continues to take action in all accident years to reflect new trends in loss development for commercial automobile products that have emerged over the last several years.  These actions include case reserving reviews, as well as continued actuarial product reviews, and resulted in the small reserve strengthening noted in accident years 2018 and prior.

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

Ten-Year Historical Development Tables:

The table below presents the development of U.S. generally accepted accounting principles ("GAAP") balance sheet insurance reserves for each year-end from 2010 through 2019, as of December 31, 2020, net of all reinsurance credits.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Liability for Unpaid Losses and Loss Adjustment Expenses (1)	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404	$590,000	$665,301

Liability Reestimated as of: (2)
One Year Later	$208,933	280,217	283,673	277,734	285,521	315,589	343,982	388,917	488,853	589,689
Two Years Later	201,745	272,285	282,381	268,757	303,540	340,361	369,670	393,536	490,320
Three Years Later	204,243	276,525	279,685	288,862	332,175	361,791	382,982	390,951
Four Years Later	202,078	268,299	291,332	313,909	343,898	373,454	384,394
Five Years Later	198,518	275,517	298,861	313,662	352,873	374,475
Six Years Later	200,922	276,812	299,996	317,621	353,036
Seven Years Later	203,692	279,598	300,450	316,504
Eight Years Later	204,769	279,926	299,830
Nine Years Later	205,047	278,192
Ten Years Later	202,278

Cumulative Redundancy (Deficiency) (3)	$16,351	$11,900	$(10,594)	$(28,416)	$(57,453)	$(72,722)	$(59,627)	$(18,820)	$(916)	$311
Cumulative Amount of Liability Paid Through: (4)
One Year Later	$72,393	$94,003	$103,941	$92,275	$92,870	$109,228	$132,920	$143,853	$157,508	$165,776
Two Years Later	109,382	156,271	162,087	159,282	166,642	195,951	217,376	220,502	243,766
Three Years Later	133,507	193,566	205,452	166,642	222,295	250,924	275,464	260,136
Four Years Later	147,462	214,873	202,803	234,158	258,576	287,311	295,576
Five Years Later	158,172	227,359	241,533	251,696	283,107	301,159
Six Years Later	166,112	234,578	252,648	263,194	292,069
Seven Years Later	168,524	241,383	258,630	269,206
Eight Years Later	173,015	246,052	262,371
Nine Years Later	176,204	248,812
Ten Years Later	178,577

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

(3)	Represents the aggregate change in the estimates of each calendar year-end reserve through December 31, 2020.

(4)
Represents the cumulative amount paid with respect to the previously recorded calendar year-end liability as of the end of each succeeding year.  The payment patterns shown in this table demonstrate the "long-tail" nature of much of the Company's business, whereby portions of claims, principally in workers' compensation coverages, do not fully pay out for more than ten years.

Reserve developments for all years ended in the period 1985 through 2011 have produced redundancies as of December 31, 2020, with deficiencies developing for periods from 2012 to 2018.  The $0.3 million prior accident year savings that developed during 2020 related to favorable loss development in the Company's occupational accident business, partially offset by unfavorable loss development in commercial automobile coverages.  The deficiencies that developed in the chart from 2012 through 2018 have been largely attributable to two main factors.  First, the Company engaged in new markets between 2008 and 2013, including professional liability and property coverages concentrated in the state of Florida.  These products (now discontinued) experienced significant adverse loss development in calendar years 2016 and 2017 as more information emerged and was therefore considered in the reserving process.  Second, the Company has experienced increased severity in losses related to its commercial automobile transportation offerings.  During 2020, the Company continued to address the rate adequacy and customer segmentation practices of commercial automobile products in response to these adverse loss trends.

Readers should note the table above does not present accident or policy year development data, which they may be more accustomed to analyzing.  Rather, this table is intended to present an evaluation of the Company's ability to establish its liability for losses and loss expenses at a given balance sheet date.  In reviewing this information, it is important to understand that this method of presentation causes some development experience to be duplicated.  For example, the amount of any redundancy or deficiency related to losses settled in 2012, but incurred in 2009, will be included in the cumulative development amount for each of the years ending December 31, 2010, 2011, and 2012.  It is also important to note that conditions and trends that have affected development of the liability in the past may not necessarily occur in the future.  Accordingly, it would not be appropriate to extrapolate future redundancies or deficiencies based on this table.

The table below presents loss development data on a gross (before consideration of reinsurance) basis for the same ten-year period December 31, 2010 through December 31, 2019, as of December 31, 2020, with a reconciliation of the data to the net amounts shown in the table above.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT--GAAP BASIS
(Dollars in thousands)

	Year Ended December 31
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Direct and Assumed:
Liability for Unpaid Losses and Loss Adjustment Expenses	$344,520	$421,556	$455,454	$474,470	$506,102	$513,596	$576,330	$680,274	$865,339	$988,305	$1,089,669

Liability Reestimated as of December 31, 2020	341,571	434,106	496,856	547,749	632,297	672,667	686,485	735,058	892,796	1,010,036

Cumulative Redundancy (Deficiency)	$2,949	$(12,550)	$(41,402)	$(73,279)	$(126,195)	$(159,071)	$(110,155)	$(54,784)	$(27,457)	$(21,731)

Ceded:
Liability for Unpaid Losses and Loss Adjustment Expenses	$140,401	$54,428	$132,320	$167,366	$178,887	$204,349	$188,829	$204,199	$190,870	$275,339	$424,368

Liability Reestimated as of December 31, 2020	153,803	78,878	163,128	212,229	247,629	290,699	239,357	240,163	217,410	297,381

Cumulative Redundancy (Deficiency)	$(13,402)	$(24,450)	$(30,808)	$(44,863)	$(68,742)	$(86,350)	$(50,528)	$(35,964)	$(26,540)	$(22,042)

Net:
Liability for Unpaid Losses and Loss Adjustment Expenses	$218,629	$290,092	$289,236	$288,088	$295,583	$301,753	$324,767	$372,131	$489,404	$590,000	$665,301

Liability Reestimated as of December 31, 2020	202,278	278,192	299,830	316,504	353,036	374,475	384,394	390,951	490,320	589,689

Cumulative Redundancy (Deficiency)	$16,351	$11,900	$(10,594)	$(28,416)	$(57,453)	$(72,722)	$(59,627)	$(18,820)	$(916)	$311

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

The Company's reserves for unpaid losses and loss expenses at December 31, 2020 did not include significant amounts for liability related to environmental damage claims.  The Company does not foresee significant future exposure to environmental damage claims and accordingly has established no reserve for IBNR environmental losses at December 31, 2020.

Marketing

Historically, the Insurance Subsidiaries have primarily focused their commercial automobile marketing efforts on large and medium-sized trucking fleets, with their biggest market share in larger trucking fleets (over 150 power units).  The largest of these fleets (over 250 power units) generally self-insure a significant portion of their risk, and self-insured retention plans are a specialty of the Company.  The indemnity contract provided to such customers is designed to cover all aspects of commercial automobile liability, including third-party liability, property damage, physical damage and cargo, whether arising from vehicular accident or other casualty loss.  The self-insured program is supplemented with large deductible workers' compensation policies in states which do not allow for self-insurance of this coverage.  Fleets with fewer than 250 power units typically purchase full insurance coverage or retain deductibles on each claim.  In 2020, the Company's commercial automobile offerings also include public livery risks, principally small operators of bus fleets, work-related accident insurance, on a group or individual basis, to independent contractors under contract to a fleet sponsor, as well as workers' compensation coverage to employees of independent contractor fleet owners.  Large fleet trucking products are marketed both directly to commercial automobile clients and also through relationships with non-affiliated brokers and specialized independent agents.

In addition, the Company offers a program of coverages for "small fleet" trucking concerns with generally 5 to 25 power units.

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

Investments

The Company’s investment portfolio has been de-risked over the past three years primarily by reducing the equity and limited partnership investments as a percentage of the overall portfolio and increasing fixed income investments.  The Company’s investment strategy emphasizes preservation and growth of capital surplus.  Subject to achieving that objective, the Company pursues favorable risk adjusted returns.

At December 31, 2020, the market value of the Company's consolidated investment portfolio was approximately $1,043.7 million, consisting of fixed income securities, equity securities, investments in limited partnerships, commercial mortgage loans and short-term and other investments and included $47.0 million of short-term funds classified as cash equivalents.

A comparison of the allocation of assets within the Company's consolidated investment portfolio, using market value as a basis, is as follows as of December 31:

	2020	2019
Fixed income securities	88.1%	82.2%
Short-term	0.1	0.1
Cash equivalents	4.5	6.2
Total fixed income and short-term securities	92.7	88.5

Limited partnerships (equity basis)	0.7	2.4
Commercial mortgage loans (amortized cost basis)	1.0	1.2
Equity securities	5.6	7.9
	100.0%	100.0%

Fixed Income and Short-Term Investments

Fixed income and short-term securities comprised 92.7% of the market value of the Company's consolidated investment portfolio of $1,043.7 million at December 31, 2020.  The fixed income portfolio is widely diversified with no concentrations in any single industry, geographic location or municipality.  The largest amount invested in any single issuer was $4.0 million (0.4% of the Company's consolidated investment portfolio).  The Company's fixed income portfolio has a short duration compared to the duration of its insurance liabilities and, accordingly, the Company does not actively trade fixed income securities but typically holds such investments until maturity.  Exceptions exist in instances where the underlying credit for a specific issue is deemed to be diminished.  In such cases, the security will be considered for disposal prior to maturity.  In addition, fixed income securities may be sold when realignment of the portfolio is considered beneficial (e.g., moving from taxable to non-taxable issues) or when valuations are considered excessive compared to alternative investments.

Approximately $63.7 million of the Company's fixed income investments (6.1% of the Company's consolidated investment portfolio, which includes money market instruments classified as cash equivalents) consisted of non-rated bonds and bonds rated as less than investment grade by the National Association of Insurance Commissioners ("NAIC") at year end.  These investments had a $2.2 million aggregate net unrealized gain position at December 31, 2020.

The market value of the consolidated fixed income portfolio included $26.3 million of net unrealized gains at December 31, 2020 compared to $12.5 million of net unrealized gains at December 31, 2019.  The current net unrealized gain on fixed income securities consisted of $4.7 million of gross unrealized losses and $31.0 million of gross unrealized gains at December 31, 2020.  The gross unrealized losses equal approximately 0.5% of the cost of all fixed income securities.  See also "Critical Accounting Policies" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K for additional details regarding the Company's investment valuation.

Equity Securities

Because of the large amount of high-quality fixed income investments owned, relative to the Company's loss and loss expense reserves (net of reinsurance recoverables) and other liabilities, amounts invested in equity securities are not needed to fund current operations and, accordingly, can be committed for longer periods of time.  Equity securities comprised 5.6% of the market value of the Company's consolidated investment portfolio of $1,043.7 million at December 31, 2020.  The Company's equity securities portfolio consists of various securities with diversification from large to small capitalization issuers and among several industries.  The largest single-equity issue owned had a market value of $3.5 million at December 31, 2020 (0.3% of the Company's consolidated investment portfolio).

Realized losses related to the sale of equity securities during 2020 recognized in the consolidated statement of operations for the year ended December 31, 2020 were $8.1 million before taxes. Net unrealized gains on equity securities held at December 31, 2020 included in the consolidated statement of operations for the year ended December 31, 2020 were $1.9 million.

An individual equity security will be disposed of when it is determined that there is little potential for future appreciation or to reallocate from equity to fixed income securities.  Securities are disposed of only when market conditions dictate, regardless of the impact, positively or negatively, on current period earnings.

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

Limited Partnerships

The Company invests in various limited partnerships engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  At December 31, 2020, the aggregate carrying value was $7.2 million, comprising 0.7% of the market value of the Company's consolidated investment portfolio.

As a group, these investments decreased in value during 2020, with the aggregate of the Company's share of such losses reported by the limited partnerships totaling approximately $1.4 million.

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

Investment Yields

Pre-tax net investment income decreased $0.8 million, or 3.2%, during 2020, reflecting lower interest rates earned on cash and cash equivalent balances for the year, partially offset by an increase in average funds invested resulting from positive cash flow from operations, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.  A comparison of consolidated investment yields, before consideration of investment management expenses, is as follows:

	2020	2019
Before federal tax:
Investment income	2.9%	3.3%

After federal tax:
Investment income	2.8	3.3

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

Investments made by the Company's domestic Insurance Subsidiaries are regulated by guidelines promulgated by the NAIC, which are designed to provide protection for both policyholders and shareholders.  The statutory capital of each of the Insurance Subsidiaries substantially exceeds the minimum risk-based capital requirements set by the NAIC.  State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors, taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2020, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $136.5 million.  Actual consolidated statutory capital and surplus at December 31, 2020 exceeded this requirement by $210.9 million.

Human Capital Management

Protective is committed to attracting, developing and retaining top talent in order to drive its continued success and achieve its business goals.  The Company strives for a diverse and inclusive culture, which rewards performance, provides growth and development opportunities and supports employees through competitive compensation, benefits and numerous volunteer and charitable giving opportunities.

As of December 31, 2020, the Company had approximately 490 employees working full-time.

COVID-19, Employee Safety and Wellness
Employee health and safety are top priorities.  In response to the COVID-19 pandemic, the Company adopted numerous health and safety measures in accordance with best-practice safe hygiene guidelines issued by recognized health experts such as the U.S. Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO), as well as government mandates.

The Company has provided for work-from-home arrangements for employees where possible, including providing employees with the necessary equipment to effectively work from home, provides regular communication updates to its employees on COVID-19 related matters, has implemented office sanitization protocols and requires mask usage at the office and temperature and health screening prior to entering the Company's facilities.

Diversity and Inclusion
Protective is committed to fostering a work environment that values and promotes diversity and inclusion.  During 2020, several Employee Resource Groups (ERGs) were created and staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.  The Company provides equal access to and participation in programs and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identify, stereotypes or assumptions based thereon.

Employee Engagement, Development and Training
Protective invests resources in professional development and growth as a means to encourage employee performance, motivation and retention.  The Company encourages and supports the growth and development of its employees, and wherever possible, seeks to fill positions by promotion or transfer from within the organization.   The Company promotes continuous learning and career development through ongoing performance and development discussions and evaluations, training programs, succession and talent pipeline planning and educational reimbursement programs.  The Company provides employees with the opportunity to provide regular feedback through surveys, meetings with management and CEO-led discussions.  Employees are also eligible to participate in a departmental rotation program to gain experience and knowledge about the organization.

Opportunities for continuous learning and development are available to employees through internal and external training resources, conferences and seminars.  Protective offers internal online training opportunities on topics such as diversity and inclusion, health and safety, personal development, computer skills and management training courses.

Compensation and Benefits
Protective is committed to providing its employees with a competitive compensation package, which rewards performance and achievement of desired business results and personal goal attainment.  The Company's compensation package consists of base pay and an incentive program in which all employees are eligible to participate, health and welfare benefits and retirement contributions.  The Company analyzes its compensation and benefits programs regularly to ensure they remain competitive with the market.

Health and wellness programs are provided and contribute to a productive workforce by empowering our employees to take personal responsibility for their health, safety and well-being.  Employees are offered the opportunity to participate in healthcare and insurance benefits, disability insurance, health savings and flexible spending accounts, paid time off, parental leave and various wellness programs.

Community Involvement
The Company and its employees provide multi-faceted support for its communities to address needs where its employees work and live.  Corporate sponsorships and employee volunteer opportunities support a wide range of non-profits, including those that address children and youth programs, education, safety, human trafficking, housing, abuse, joblessness, blood donations and many others.

Revenue Concentration

The Company derives a significant percentage of its direct premium volume from certain FedEx Corporation subsidiaries and operating companies ("FedEx"), and from insurance coverage provided to FedEx's contracted service providers.  FedEx represented approximately $4.7 million, $4.7 million and $16.2 million of the Company's consolidated gross premiums written in 2020, 2019 and 2018, respectively.  The decrease in 2019 is related to the non-renewal of certain excess coverage policies in late 2018.  An additional $207.6 million, $172.8 million and $174.7 million in  2020, 2019 and 2018, respectively, was placed with the Company by a non-affiliated broker on behalf of contracted service providers of FedEx, but this additional business was not dependent upon the Company's direct business with FedEx.

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

OPERATIONAL RISKS

The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to COVID-19 and related economic conditions began to impact the global economy and our results of operations.  A discussion of the impact of the COVID-19 pandemic on our business to date can be found in Part I, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.  Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

•
Net premiums earned. We experienced an effect on our net premiums earned in the second and third quarters of 2020 primarily due to the reduction in miles driven during that time, which is the basis of premiums we receive, by our commercial automobile insureds, as well as an overall reduction in public transportation units insured.  During the fourth quarter of 2020, we saw a partial recovery of premium volume when miles driven increased as a result of increased shipping around the holidays.

•
Losses and loss expenses incurred.  We saw a favorable impact on our losses and loss expenses incurred in commercial automobile during 2020 as a result of declines in accident frequency due to lower traffic density, but in the future we may incur higher claim and claim adjustment expenses in certain lines of business as a result of COVID-19 due to increases in frequency and/or severity of claims.  For example, we may experience elevated frequency and severity in our workers’ compensation lines related to compensable claims by workers who demonstrate that the injury or illness arose both out of and in the course of their employment.  We may also experience elevated frequency and severity in our liability coverages as a result of plaintiffs’ lawyers seeking to generate COVID-19-related claim activity against our insureds.  Additionally, the anticipated and unknown risks related to COVID-19 may cause additional uncertainty in the process of estimating claims and claim adjustment expense reserves. For example, the behavior of claimants and policyholders may change in unexpected ways, the disruption to the court system may impact the timing and amounts of claims settlements and the actions taken by governmental bodies, both legislative and regulatory, in reaction to COVID-19 and their related impacts are hard to predict. As a result, our estimated level of claims and claim adjustment expense reserves may change. We are also subject to credit risk in our insurance operations, which may be exacerbated in times of economic distress.

•
Investments. The volatility in the global financial markets related to COVID-19 has contributed to net realized and unrealized investment losses, primarily due to the impact of changes in fair value on our equity investments. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail.  Our money market investments have been impacted by lower interest rates and may continue to be impacted by these lower rates.  Our investment portfolio also includes commercial mortgage-backed securities, which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further volatility in the global financial markets due to the continuing impact of COVID-19 could result in future net realized and unrealized investment losses, including potential impairments in our fixed income portfolio. In addition, further declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

•
Operational Disruptions and Heightened Cybersecurity Risks. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce or the workforce of our agents, brokers, suppliers or outsourcing providers are unable to continue to work because of illness, government directives or otherwise.  In addition, the interruption of our or their system capabilities could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.    Having shifted to primarily remote working arrangements, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.  To date, we have not experienced any such operational interruptions or cybersecurity disruptions during this time.

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

The loss of our major sponsor program could severely impact our revenue and earnings potential.

We derive a significant percentage of our direct premium volume from insurance coverage provided to FedEx Ground's contracted service providers through a FedEx Ground sponsored program.  The loss of this would likely materially adversely impact our revenue and earnings potential.

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

RISKS RELATED TO OUR PROPOSED MERGER

We may not consummate our proposed merger with Progressive within the timeframe or in the manner we anticipate, or at all, which could negatively affect our business and our stock price.

On February 14, 2021, we entered into the Merger Agreement with Progressive and Merger Sub. The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into Protective, whereupon the separate existence of Merger Sub shall cease and Protective shall continue as the surviving corporation and as a wholly-owned indirect subsidiary of Progressive.

Consummation of the Merger is subject to various conditions, including (i) approval by our Class A shareholders of the Merger; (ii) the receipt of required regulatory approvals, including from the Indiana Department of Insurance and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any law, injunction or order preventing or prohibiting the consummation of the Merger; (iv) the accuracy of representations and warranties subject to applicable materiality standards; (v) compliance with all covenants under the Merger Agreement and (vi) the absence of a material adverse effect. There can be no assurance that approval of our Class A shareholders will be obtained, that the other conditions to the consummation of the Merger will be satisfied or waived or that other events or circumstances will not intervene to delay or result in the termination of the Merger. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 14, 2021. If the Merger is not consummated, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

Pending the consummation of the Merger, the Merger Agreement also restricts us from engaging in certain actions without Progressive’s consent, which could prevent us from pursuing opportunities that may arise prior to the effective time of the Merger. In addition, if the Merger Agreement is terminated, depending on the circumstances giving rise to termination, we may be required to pay a termination fee of approximately $13.3 million.

Our financial condition, results of operations and cash flows could be adversely impacted as a result of the proposed Merger, regardless of whether it is consummated.

The Merger may cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the Merger is consummated. For example:

•	the attention of our management and our employees may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business;
•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to retain and recruit key employees;
•
customers, suppliers or other parties with whom we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us; and

•	legal proceedings may be instituted against us, our directors and/or our officers with respect to the Merger.
In addition, we have incurred, and will continue to incur, significant costs, fees and expenses for professional services and other costs related to the Merger Agreement and the Merger, and many of these costs, fees and expenses are payable by us regardless of whether or not the Merger is consummated.

FINANCIAL AND LIQUIDITY RISKS

A material decline in our financial strength rating could adversely affect our position in the insurance market and cause a significant reduction in our premiums and earnings.

Our main insurance subsidiary, Protective Insurance Co., currently has a financial strength rating of “A” (Excellent) with a negative outlook by A.M. Best Company, Inc. ("A.M. Best"), which represents a downgrade from the “A+” (Superior) financial strength rating with a negative outlook Protective Insurance Co. had prior to November 20, 2018.  In connection with the Merger announcement with Progressive, A.M. Best placed our financial strength rating under review with positive implications on February 16, 2021.  Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation).  The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties with an expert independent opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims.  This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.  A future downgrade by A.M. Best could result in the loss of a number of insurance contracts we write and in a substantial loss of business to other competitors, which would have a material adverse effect on our results of operations.

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

LEGAL, REGULATORY AND PUBLIC POLICY RISKS

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

For information about our pending legal proceedings, see Note T, “Litigation, Commitments and Contingencies,” of the notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Company owns its home office building and the adjacent real estate in Carmel, Indiana.  The home office building contains a total of 181,000 square feet of usable space, and the Company currently occupies approximately 74% of this space, with a portion of the remainder being leased to non-affiliated entities on short-term leases expiring through 2023.

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

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following summary sets forth certain information concerning the Company's executive officers as of March 8, 2020:

Name	Age	Title	Served in Such Capacity Since
Jeremy D. Edgecliffe-Johnson	50	Chief Executive Officer	2019 (1)
John R. Barnett	53	Chief Financial Officer	2019 (2)
Bahr D. Omidfar	60	Chief Information Officer	2019 (3)
Jeremy F. Goldstein	49	Executive Vice President	2017 (4)
Patrick S. Schmiedt	40	Chief Underwriting Officer	2018 (5)

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

(3)
Mr. Omidfar joined the Company in September 2019 as Chief Information Officer.  Prior to joining the Company, Mr. Omidfar most recently served as Chief Technology Officer at CNA Financial Corporation from January 2018 to April 2019, where he developed, executed and led various initiatives, including the implementation of a new operating model; led strategic partnerships; and created a technology strategy and roadmap for the enterprise.  Mr. Omidfar served in various Senior Vice President roles with Fidelity Investments, Inc. from August 2013 until January 2018, including SVP, Technology and Software Security from May 2015 to January 2018, SVP, Quality Assurance Testing and Software Security from October 2014 to April 2015 and SVP, Quality Assurance and Testing from August 2013 to September 2014.  Mr. Omidfar also held roles at Rockwell Automation, Inc., Raytheon Company, Motorola, Inc., Deloitte LLP and Northrop Grumman Corporation and holds multiple certifications, including a Six Sigma Black Belt.

(4)
Mr. Goldstein was appointed Executive Vice President in November 2017.  He previously served as Senior Vice President of the Company from 2015 to 2017, as Vice President from 2011 to 2015 and as Corporate Secretary from 2016 to 2018.

(5)
Mr. Schmiedt was appointed Chief Underwriting Officer in October 2018.  He previously served as Senior Vice President of Underwriting from 2016 to 2018, as Vice President of Underwriting from 2015 to 2016 and as Assistant Vice President of Underwriting from 2013 to 2015.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company's Class A and Class B Common Stock are traded on Nasdaq under the symbols PTVCA and PTVCB, respectively.  The Class A and Class B common shares have identical rights and privileges, except that Class B shares have no voting rights other than on matters for which Indiana law requires class voting.  As of March 8, 2021, there were approximately 28 record holders of Class A Common Stock and approximately 42 record holders of Class B Common Stock.

The Company has paid quarterly cash dividends continuously since 1974.  The Company paid a quarterly dividend of $0.10 per share during 2020.  In the first quarter of 2021, the Company declared a dividend of $0.10 per share.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements and financial conditions and are subject to regulatory restrictions.  At December 31, 2020, $136.5 million, or 37.6% of shareholders' equity, represented net assets of the Company's Insurance Subsidiaries which, at that time, could not be transferred in the form of dividends, loans or advances to Protective because of minimum statutory capital requirements.  However, management believes that these restrictions do not currently pose any material dividend payment concerns for the Company.  The Board intends to address the subject of dividends at each of its future meetings and will consider the Company's earnings, returns on investments and its capital needs.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 - October 31, 2020	8,737	$14.17	-	1,375,729
November 1 - November 30, 2020	-		-	1,375,729
December 1 - December 31, 2020	4,921	13.71	-	1,375,729
Total	13,658		-

(1)
Amounts represent shares withheld by the Company in connection with employee payroll tax withholding upon the vesting of stock awards. Stock amounts in the consolidated statements of shareholders’ equity are shown net of these shares withheld.

(2)
On August 31, 2017, our Board of Directors authorized the reinstatement of the Company's share repurchase program for up to 2,464,209 shares of its Class A or Class B Common Stock. The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase any shares of its common stock. The Company has funded, and intends to continue to fund, the share repurchase program from cash on hand.  No share repurchases have been made by the Company under the program since March 20, 2020.  Additionally, in connection with the Merger Agreement with Progressive, the Company is prohibited from repurchasing any of its Class A or Class B Common Stock under the repurchase program.

Corporate Performance

The following graph shows a five-year comparison of cumulative total return for the Company's Class B Common Stock, the Russell 2000 Index and the Company's peer group as determined by management (the "PTVCB Peer Group").  The basis of comparison is a $100 investment at December 31, 2015, in each of (i) Protective, (ii) the Russell 2000 Index and (iii) the PTVCB Peer Group.  All dividends are assumed to be reinvested.

	Year Ended December 31
Index	2015	2016	2017	2018	2019	2020
Protective Insurance Corporation	$100.00	$109.25	$108.82	$79.54	$78.68	$68.98
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
PTVCB Peer Group	100.00	120.65	131.77	136.11	152.67	123.13

PTVCB Peer Group
Amerisafe, Inc.	Heritage Insurance Holdings, Inc.
Atlas Financial Holdings, Inc.	James River Group Holdings, Ltd.
Donegal Group Inc.	NMI Holdings, Inc.
Employers Holdings, Inc.	Safety Insurance Group, Inc.
FedNat Holding Company	United Insurance Holdings Corp.
Hallmark Financial Services, Inc.	Universal Insurance Holdings, Inc.
HCI Group, Inc.

Item 6.  SELECTED FINANCIAL DATA

The table below provides selected consolidated financial data of the Company.   The information has been derived from our consolidated financial statements for each of the years in the five-year period ended December 31, 2020.  You should read this selected consolidated financial data in conjunction with the audited consolidated financial statements and notes as of and for the year ended December 31, 2020 included in Part II, Item 8 "Financial Statements and Supplementary Data," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	Year Ended December 31
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Gross premiums written	$547,561	$574,918	$582,500	$504,737	$403,004

Net premiums earned	445,515	447,288	432,880	328,145	276,011

Net investment income	25,422	26,249	22,048	18,095	14,483

Net realized and unrealized gains (losses) on investments	(9,236)	12,889	(25,691)	19,686	23,228

Losses and loss expenses incurred	318,958	348,468	345,864	247,518	186,481

Net income (loss)	4,463	7,347	(34,075)	18,323	28,945

Earnings (loss) per share -- net income (loss) (1)	0.31	0.50	(2.28)	1.21	1.92

Cash dividends per share	0.40	0.40	1.12	1.08	1.04

Investment portfolio (2)	1,043,704	968,205	878,638	854,595	749,501

Total assets	1,722,827	1,634,360	1,490,131	1,357,016	1,154,137

Shareholders' equity	363,082	364,316	356,082	418,811	404,345

Book value per share	25.43	25.51	23.95	27.83	26.81

(1)	Earnings (loss) per share are adjusted for the dilutive effect of restricted stock outstanding for each year presented other than 2018.

(2)	Includes money market instruments classified as cash equivalents in the consolidated balance sheets.

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

On September 4, 2020, A.M. Best Company, Inc. ("A.M. Best") affirmed our financial strength rating of "A" (Excellent). A.M. Best continues to categorize our balance sheet as "very strong" and our operating performance as "adequate," but its outlook remains negative.  On February 16, 2021, in connection with the announced Merger Agreement discussed below, A.M. Best placed our financial strength rating under review with positive implications.

Special Committee and Contingent Sale Agreement

On May 5, 2020, the Board of Directors (the “Board”) of Protective formed a special committee of independent directors (the “Special Committee”) to evaluate a Stockholder Support and Contingent Sale Agreement (the “Contingent Sale Agreement”) entered into by and among certain prospective third party purchasers (the “Offering Parties”), certain of Protective’s shareholders and the other parties thereto (The Contingent Sale Agreement was amended and restated on August 17, 2020).

In June 2020, Protective announced that the Board determined the transactions contemplated by the Contingent Sale Agreement were not in the best interests of Protective and our stakeholders.  As part of this evaluation, the Board determined that it would also recommend against the potential tender offer contemplated by the Contingent Sale Agreement if it were commenced, and that if the transactions contemplated by the Contingent Sale Agreement were consummated, it expects to take the necessary actions to redeem all or certain of the Class A shares of Protective purchased by the Offering Parties pursuant to Protective’s Code of By-laws.  Protective also announced that the Special Committee of the Board was exploring, with the assistance of its independent financial and legal advisors, strategic alternatives that may be available to Protective.

During 2020, we incurred an aggregate of $2.9 million ($2.3 million, net of tax) of expenses in conjunction with the Board’s review of the Contingent Sale Agreement and the activities of the Special Committee.

Proposed Merger with The Progressive Corporation

Merger Agreement

On February 14, 2021, Protective entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Progressive Corporation, an Ohio corporation (“Progressive”), and Carnation Merger Sub Inc., an Indiana corporation and wholly-owned indirect subsidiary of Progressive (“Merger Sub”).  The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into Protective (the “Merger”), whereupon the separate existence of Merger Sub will cease and Protective will continue as the surviving corporation and as a wholly-owned indirect subsidiary of Progressive.

The Board, at the unanimous recommendation of the Special Committee, unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and fair to, and in the best interests of, Protective and its shareholders, and approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby. The Merger is expected to close prior to the end of the third quarter of 2021.  At the effective time of the Merger, each issued and outstanding share of common stock, without par value, of Protective (other than each share of Protective's common stock that is owned by Protective as treasury stock or by any subsidiary of Protective and each share of Protective's common stock owned by Progressive, Merger Sub or any other subsidiary of Progressive immediately prior to the effective time of the Merger) will be automatically canceled and converted into the right to receive $23.30 in cash, without interest, for a total transaction value of approximately $338 million.

The Merger Agreement contains various customary representations and warranties from each of Protective, Progressive and Merger Sub.  Protective has also agreed to various customary covenants, including but not limited to conducting its business in the ordinary course and not engaging in certain types of transactions during the period between the execution of the Merger Agreement and the closing of the Merger.  However, the Merger Agreement permits Protective to continue to pay regular quarterly dividends not to exceed $0.10 per share of its common stock. The consummation of the Merger is subject to certain conditions, including approval of the Merger by Protective's Class A shareholders, legal and regulatory approvals including from the Indiana Department of Insurance and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as other customary closing conditions.

For additional information regarding the risks associated with the Merger, please see Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Voting and Support Agreement

On February 14, 2021, Protective also entered into a Voting and Support Agreement (the “Voting Agreement”) with Progressive and certain of Protective's shareholders. The Voting Agreement requires that the Protective shareholders party to the Voting Agreement: (i) appear at the meeting of the holders of Protective's Class A common stock to consider resolutions to approve the Merger Agreement and the Merger or otherwise cause their shares of Protective's common stock to be counted as present for purposes of calculating a quorum, and (ii) vote their shares (a) in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby and any action reasonably requested by Progressive or the Board in furtherance of the foregoing, (b) against any action or agreement that would result in a material breach of any covenant, representation or warranty or other obligation or agreement of Protective contained in the Merger Agreement and (c) against any takeover proposal or superior proposal (provided, that if the Board changes its recommendation with respect to the Merger, any shares of Class A common stock owned by such shareholders in excess of approximately 35% of the outstanding shares of Class A common stock will be voted in the same proportion as those shares of Class A common stock voted by the holders of Protective's Class A common stock that are not party to the Voting Agreement).

Expected Credit Losses Standard (CECL) Adoption

On January 1, 2020, we adopted the provisions of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses. We adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15.5 million ($12.3 million net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on our accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption with $15.0 million ($11.9 million, net of tax) attributed to our ongoing litigation with Personnel Staffing Group ("PSG") discussed in Note T, "Litigation, Commitments and Contingencies," to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.  During the third quarter of 2020, we performed an update to our CECL allowance calculation related to the PSG matter and recorded an additional allowance of $1.5 million ($1.2 million, net of tax).  No additional allowance was recorded in the fourth quarter of 2020.  This allowance is included within other operating expenses in the consolidated statement of operations for the year ended December 31, 2020.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment ("OTTI") model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  We adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.  For those securities in an unrealized loss position where we intended to sell as of December 31, 2020, we recorded a write down to earnings of $1.8 million during the year ended December 31, 2020.  We also analyzed securities in an unrealized loss position for credit losses and recorded an allowance for credit losses of $1.0 million as of December 31, 2020.  We reviewed our remaining fixed income securities in an unrealized loss position as of December 31, 2020 and determined the losses were primarily the result of non-credit factors, such as the increase in market volatility due to the disruption in global financial markets as a result of the novel coronavirus ("COVID-19") pandemic and responses to it. We currently do not intend to sell nor do we expect to be required to sell these securities before recovery of their amortized cost.

COVID-19 Impacts

Beginning in March 2020 and continuing through the date of this Annual Report on Form 10-K, the global pandemic associated with COVID-19 and related economic conditions have impacted the global economy and our results of operations.  For the year ended December 31, 2020, net premiums earned within our commercial automobile products, specifically public transportation, were negatively impacted due to a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  The declines in public transportation persisted throughout the year and have continued into 2021, but we saw a recovery in the third and fourth quarters within other commercial automobile products that has continued through the date of this Annual Report on Form 10-K.  However, losses and loss expenses incurred during the same period reflected favorable impacts within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.  In addition to these impacts on our underwriting loss, as defined below, we incurred net realized and unrealized losses on investments of $9.2 million for the year ended December 31, 2020, primarily due to investment losses realized as a result of the significant declines in the global financial markets experienced during the first and second quarters due to the COVID-19 pandemic.  As of December 31, 2020, both our fixed income and equity security investments have recovered to a net gain position.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, we have not seen a material decrease or slowdown in premium collection to date.  Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during 2020.  For further discussion regarding the potential impacts of COVID-19 and related economic conditions on our results, see Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Liquidity and Capital Resources

The primary sources of our liquidity are (1) funds generated from insurance operations, including net investment income, (2) proceeds from the sale of investments, and (3) proceeds from maturing investments.

We generally experience positive cash flows from operations.  Premiums are collected on insurance policies in advance of the disbursement of funds for payment of claims.  Operating costs of our property/casualty Insurance Subsidiaries, other than loss and loss expense payments and commissions paid to related agency companies, average less than one-third of net premiums earned on a consolidated basis and the remaining amount is available for investment for varying periods of time depending on the type of insurance coverage provided and the timing of the claim payments. Because losses are often settled in periods subsequent to when they are incurred, operating cash flows may, at times, become negative as loss settlements on claim reserves established in prior years exceed current revenues.  Our cash flow relating to premiums is significantly affected by reinsurance programs in effect, whereby we cede both premium and risk to other insurance and reinsurance companies.  These programs vary significantly among products and certain contracts call for reinsurance payment patterns, which do not coincide with the collection of premiums by us from our insureds.

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock. The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions.  During the year ended December 31, 2020, we paid $1.8 million to repurchase 126,764 shares of Class B Common Stock under the share repurchase program.  No share repurchases have been made since March 20, 2020.  Additionally, in connection with the Merger Agreement with Progressive discussed above, we are prohibited from repurchasing any of our Class A or Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments. If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at December 31, 2020 would be expected to fall by approximately 2.8%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 7.1 years at December 31, 2020 compared to 6.9 years at December 31, 2019.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities market.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash provided by operating activities was $74.9 million during 2020 compared to $86.7 million for 2019.  The $11.8 million decrease in operating cash flows during 2020 reflected lower premium volume and lower investment income from our fixed income securities when compared to the same period of 2019.  Additionally, net cash from operations in 2019 benefited from the impact of growth in premiums and the timing of related claims payments.  Net cash provided by operating activities was $86.7 million for 2019 compared to $100.7 million in 2018.  The $14.0 million decrease was primarily related to an increase in payments for losses and loss adjustment expenses and operating expenses, partially offset by higher premium volume as well as higher investment income during 2019.

Net cash used in investing activities was $86.0 million for 2020 compared to $151.9 million in 2019. The $65.9 million change was primarily due to a $31.3 million decrease in the investment of cash and cash equivalents into fixed income securities, $52.0 million higher proceeds from maturities of fixed income securities and a $30.1 million increase in net proceeds from sales of equity securities, partially offset by $18.8 million less in limited partnership distributions during 2020 compared to 2019.  Net cash used in investing activities was $151.9 million for 2019 compared to net cash provided by investing activities of $23.7 million in 2018.  The $175.6 million change was primarily the result of a decrease in proceeds from sales of our fixed income and equity securities of $229.7 million compared to 2018.  We also had higher purchases of fixed income and equity securities of $8.2 million during 2019 compared to 2018.  These cash outflows were partially offset by $33.4 million in distributions received from our limited partnership investments in 2019 compared to $6.9 million in 2018 and $20.4 million higher proceeds from maturities of fixed income securities during 2019 compared to 2018.  Additionally, during 2018, we purchased $10.0 million of company-owned life insurance, which did not recur in 2019.

Net cash used in financing activities for 2020 consisted of regular cash dividend payments to shareholders of $5.7 million ($0.40 per share) and $1.8 million to repurchase 126,764 shares of our Class B common stock.  Financing activities for 2019 consisted of regular cash dividend payments to shareholders of $5.9 million ($0.40 per share) and $11.5 million to repurchase 677,088 shares of our Class A and Class B common stock.  Financing activities for 2018 consisted of regular cash dividend payments to shareholders of $16.8 million ($1.12 per share) and $4.6 million to repurchase 199,668 shares of our Class A and Class B common stock.

Our assets at December 31, 2020 included $47.0 million of investments included within cash and cash equivalents on the consolidated balance sheet that are readily convertible to cash without market penalty and an additional $117.0 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume or our premiums are further restricted due to market conditions, including related to the impact of COVID-19, we believe the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate ("LIBOR") and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of December 31, 2020.  At December 31, 2020, the effective interest rate was 1.25% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of December 31, 2020.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for 2020 equaled approximately 126.9% of the combined statutory surplus of these subsidiaries.  According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of December 31, 2020.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At December 31, 2020, $50.6 million may be transferred by dividend or loan to Protective without approval by, or prior notification to, regulatory authorities.  An additional $151.1 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $12.9 million at December 31, 2020.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability or loss of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For the year ended December 31, 2020, we also excluded corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement, activities of the Special Committee as well as the CECL allowance adjustment related to the PSG matter discussed above from the calculation of underwriting income (loss).  For the year ended December 31, 2018 we had a goodwill impairment charge, which was excluded from the calculation of 2018 underwriting income (loss).  We believe the exclusion of these charges and the CECL allowance adjustment increases the period-to-period comparability of our operational results.  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  For the year ended December 31, 2020, we also excluded the corporate charges and CECL allowance adjustment, and for the year ended December 31, 2018, we also excluded the goodwill impairment charge, discussed above from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  We believe the exclusion of these charges and the CECL allowance adjustment improves the comparability of our expense and combined ratios with our ratios in prior years.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

(dollars in thousands)	2020	2019	2018
Income (loss) before federal income tax expense (benefit)	$6,363	$8,673	$(43,872)
Less: Net realized and unrealized gains (losses) on investments	(9,236)	12,889	(25,691)
Less: Net investment income	25,422	26,249	22,048
Less: Corporate charges and CECL allowance adjustment included in other operating expenses [1]	(4,422)	–	–
Less: Goodwill impairment charge included in other operating expenses	–	–	(3,152)
Underwriting loss	$(5,401)	$(30,465)	$(37,077)

Other operating expenses	$143,428	$138,456	$137,177
Less: Corporate charges and CECL allowance adjustment [1]	4,422	–	–
Less: Goodwill impairment charge	–	–	3,152
Other operating expenses, excluding corporate charges, CECL allowance adjustment and goodwill impairment charge	$139,006	$138,456	$134,025

Ratios
Losses and loss expenses incurred	$318,958	$348,468	$345,864
Net premiums earned	445,515	447,288	432,880
Loss ratio	71.6%	77.9%	79.9%

Other operating expenses	$143,428	$138,456	$137,177
Less: Commissions and other income	7,048	9,171	9,932
Other operating expenses, less commissions and other income	136,380	129,285	127,245
Net premiums earned	445,515	447,288	432,880
Expense ratio	30.6%	28.9%	29.4%

Impact of corporate charges and CECL allowance adjustment [1]	(1.0)%	–	–
Impact of goodwill impairment charge	–	0.0%	(0.7)%
Expense ratio, excluding corporate charges, CECL allowance adjustment and goodwill impairment charge	29.6%	28.9%	28.7%

Combined ratio	102.2%	106.8%	109.3%
Combined ratio, excluding corporate charges, CECL allowance adjustment and goodwill impairment charge	101.2%	106.8%	108.6%

[1]
Represents the corporate charges incurred in conjunction with the Board's review of the Contingent Sale Agreement, activities of the Special Committee and an adjustment to our CECL allowance related to the PSG litigation matter discussed above.

Results of Operations

2020 Compared to 2019

	2020	2019	Change	% Change
Gross premiums written	$547,561	$574,918	$(27,357)	(4.8)%
Ceded premiums written	(106,561)	(122,676)	16,115	(13.1)%
Net premiums written	$441,000	$452,242	$(11,242)	(2.5)%
Net premiums earned	$445,515	$447,288	$(1,773)	(0.4)%
Net investment income	25,422	26,249	(827)	(3.2)%
Commissions and other income	7,048	9,171	(2,123)	(23.1)%
Net realized and unrealized gains (losses) on investments	(9,236)	12,889	(22,125)	(171.7)%
Total revenue	468,749	495,597
Losses and loss expenses incurred	318,958	348,468	(29,510)	(8.5)%
Other operating expenses	143,428	138,456	4,972	3.6%
Total expenses	462,386	486,924
Income (loss) before federal income tax expense (benefit)	6,363	8,673	(2,310)
Federal income tax expense (benefit)	1,900	1,326	574
Net income (loss)	$4,463	$7,347	$(2,884)

Gross premiums written for 2020 decreased $27.4 million (4.8%), while net premiums earned decreased $1.8 million (0.4%), as compared to 2019.  The lower net premiums earned in 2020 were primarily the result of declines in premiums within our commercial automobile products, specifically public transportation, as a result of a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured, both due to the impact of COVID-19.  During the second half of the year, we saw a recovery in premiums within certain commercial automobile products due to a return to a more normal level of miles driven, but the declines in public transportation continued.  Additionally, we experienced reduced premiums associated with lower retention rates as we continue to take actions to improve profitability, including rate increases and non-renewal of certain risks.  These decreases were partially offset by rate increases, growth in existing business lines and new business policies sold mainly in our commercial automobile products. The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 19.5% of gross premiums written for 2020 compared to 21.3% for 2019.  The decrease in premiums ceded was the result of growth in our commercial automobile products, which carry a lower ceded reinsurance percentage when compared to ceding rates on our workers' compensation products, in addition to the non-renewal of the reinsurance treaty, which impacted the second half of 2020, discussed below.

Losses and loss expenses incurred during 2020 decreased $29.5 million (8.5%) to $319.0 million compared to $348.5 million in 2019,  while the loss ratio decreased to 71.6% for 2020 compared to 77.9% for 2019.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower losses and loss expenses and lower loss ratio for 2020 reflected the results of our underwriting actions, including non-renewal of unprofitable business as well as significant rate increases in commercial automobile.  Additionally, losses and loss expenses incurred reflected favorable impacts from COVID-19 within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.

Commercial automobile products covered by our reinsurance treaties from July 3, 2013 through July 2, 2019 are subject to an unlimited aggregate stop-loss provision.  Currently each of these treaty years is reserved at or above the attachment level of these treaties.  For every $100 of additional loss, we are only responsible for our $25 retention under these reinsurance treaties.  Commercial automobile products covered by our reinsurance treaty from July 3, 2019 through July 2, 2020 are also subject to an unlimited aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention under this reinsurance treaty.  This increase in our retention compared to recent years reflects the combination of 1) a decreased need for stop-loss reinsurance protection resulting from a significant decrease in our commercial automobile average policy loss limits, 2) a higher cost for this coverage and 3) our confidence in profitability improvements given the limits reductions and rate increases on our commercial automobile products.  In 2020, due to continued rate achievement in commercial automobile, improvements in our mix of business and reductions to our average policy loss limits, we decided to non-renew the annual aggregate deductible treaty for policies written on or after July 3, 2020.

Net investment income for 2020 decreased 3.2% to $25.4 million compared to $26.2 million for 2019. The decrease reflected lower interest rates earned on cash and cash equivalent balances in 2020, partially offset by an increase in average funds invested resulting from positive cash flow from operations, as well as the continued reallocation from equity investments in limited partnerships and cash and cash equivalent investments into short-duration, high-quality bonds.

Net realized and unrealized losses on investments of $9.2 million during 2020 were primarily driven by $6.8 million in net realized losses on sales of securities, excluding impairment losses, $2.9 million in impairments and a $1.4 million decrease in the value of our limited partnership investments, partially offset by $1.9 million in unrealized gains on equity securities during the period.  Comparative 2019 net realized and unrealized gains on investments of $12.9 million were primarily driven by $9.3 million in unrealized gains on equity securities during the period, net realized gains on sales of securities, excluding impairment losses, of $2.5 million and a $1.6 million increase in the value of our limited partnership investments, partially offset by impairments on our fixed income securities of $0.5 million recognized during the period.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for 2020 increased $5.0 million (3.6%) to $143.4 million compared to $138.5 million in 2019.  This increase was primarily due to the $2.9 million of corporate charges incurred during 2020 for third party advisors to the Special Committee in connection with their review of the Contingent Sale Agreement as well as other strategic alternatives, as discussed above, and the $1.5 million increase to the CECL allowance related to our ongoing litigation with PSG recorded in the third quarter of 2020, as discussed above.  The ratio of consolidated other operating expenses less commissions and other income to net premiums earned (the "expense ratio") was 30.6% during 2020, or 29.6% excluding the corporate charges and CECL allowance adjustment discussed above, compared to 28.9% during 2019.

Federal income tax expense was $1.9 million for the year ended December 31, 2020 compared to $1.3 million for the year ended December 31, 2019.  The effective tax rate on consolidated income for 2020 was 29.9% compared to 15.3% during 2019.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the impact of a valuation allowance on our deferred tax assets recorded in the current period, in addition to the effects of tax-exempt investment income and the dividends received deduction.  In assessing the valuation of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  We considered several factors when analyzing the need for a valuation allowance, including our current three year cumulative GAAP loss through December 31, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed above, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits our ability to use projected income beyond 2020 in the analysis.  As of December 31, 2020 and 2019, we had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with deferred tax assets resulted in a charge to continuing operations as of December 31, 2020 of $1.3 million in the consolidated statement of operations, offset by a corresponding benefit in shareholders' equity within accumulated other comprehensive income (loss).

As a result of the factors discussed above, net income for 2020 was $4.5 million compared to net income of $7.3 million in 2019, a decrease of $2.8 million.

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

Other operating expenses for 2019 increased $1.3 million (0.9%), to $138.5 million compared to 2018.  The increase was driven primarily by higher commission expenses as a result of premium written mix and higher salary and benefit expenses during 2019, partially offset by a non-cash goodwill impairment charge of $3.2 million recorded in 2018, which did not recur in 2019.  The expense ratio was 28.9% during 2019, compared to 28.7% for 2018.

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

Approximately 62% of the Company's assets are composed of investments at December 31, 2020.  Approximately 93% of these investments are publicly-traded, owned directly and have readily-ascertainable market values.  The remaining 7% of investments are composed primarily of mortgage loans and minority interests in several limited partnerships.  These mortgage loans are originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. These limited partnerships are engaged in long-short equities, private equity, country-focused funds and real estate development as an alternative to direct equity investments.  These partnerships do not have readily-determinable market values themselves.  Rather, the values recorded are those provided to the Company by the respective partnerships based on the underlying assets of the limited partnerships.  While a substantial portion of the underlying assets are publicly-traded securities, those which are not publicly-traded have been valued by the respective limited partnerships using their experience and judgment.

Under Financial Accounting Standards Board ("FASB") guidance, if a fixed income security is in an unrealized loss position and the Company has the intent to sell the security, or it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, the decline in value is recorded within impairment losses on investments in the consolidated statements of operations.  The new cost basis of the investment is the previously amortized cost basis less the impairment recognized.  The new cost basis is not adjusted for any subsequent recoveries in fair value. For a fixed income security that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell the security, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component within net realized gains (losses) on investments, excluding impairment losses in the consolidated statements of operations.  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (loss). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

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

Reinsurance Recoverable

Reinsurance ceded transactions were as follows for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Reinsurance recoverable	$455,564	$432,067	$392,436
Premium ceded (reduction to premium earned)	113,125	124,446	131,080
Losses ceded (reduction to losses incurred)	105,895	121,963	148,285
Reinsurance ceded credits (reduction to operating expenses)	24,764	25,932	23,124

A discussion of the Company's reinsurance strategies is presented in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Amounts recoverable under the terms of reinsurance contracts comprised approximately 26% of total Company assets as of December 31, 2020.  In order to be able to provide the high limits required by the Company's insureds, the Company shares a significant amount of the insurance risk of the underlying contracts with various insurance entities through the use of reinsurance contracts.  Some reinsurance contracts provide that a loss will be shared among the Company and its reinsurers on a predetermined pro-rata basis ("quota share"), while other contracts provide that the Company will keep a fixed amount of the loss, similar to a deductible, with reinsurers taking all losses above this fixed amount ("excess of loss").  Some risks are covered by a combination of quota share and excess of loss contracts.  The computation of amounts due from reinsurers is based upon the terms of the various contracts and follows the underlying estimation process for loss and loss expense reserves, as described below.  Accordingly, the uncertainties inherent in the loss and loss expense reserving process also affect the amounts recorded as recoverable from reinsurers.  Estimation uncertainties are greatest for claims which have occurred but which have not yet been reported to the Company.  Further, the high limits provided by certain of the Company's insurance policies for commercial automobile liability, workers' compensation and professional liability risks provide more variability in the estimation process than lines of business with lower coverage limits.

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

Under reasonably possible scenarios, it is conceivable that the Company's selected loss estimates could be 10% or more redundant or deficient.  The majority of the Company's reserves for losses and loss expenses, on a net of reinsurance basis, relate to its commercial automobile products.  Perhaps the most significant example of sensitivity to variation in the key assumptions is the loss ratio selection for the Company's commercial automobile products for policies subject to certain major reinsurance treaties.  The following table presents the approximate impacts on gross and net loss reserves of both a hypothetical 10 percentage point and a hypothetical 20 percentage point increase or decrease in the loss factors actually utilized in the Company's reserve determination at December 31, 2020 for the prior seven treaty periods, which covers exposures earned on policies written between July 3, 2014 and December 31, 2020.  The Company's selection of the range of values presented should not be construed as the Company's prediction of future events, but rather simply an illustration of the impact of such events, should they occur.

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

	10% Loss Ratio Increase	10% Loss Ratio Decrease	20% Loss Ratio Increase	20% Loss Ratio Decrease
Gross Reserves	$114.2	$(114.2)	$228.3	$(220.0)

Net Reserves	$39.4	$(40.8)	$78.8	$(98.7)
Net premiums earned	$(2.9)	$16.6	$(2.9)	$35.7
Cumulative Net Underwriting Income (Loss)	$(42.3)	$57.4	$(81.7)	$134.4

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

Net deferred tax assets (liabilities) reported at December 31 are as follows (dollars in thousands):

	2020	2019
Total deferred tax liabilities	$(15,083)	$(15,484)
Total deferred tax assets	24,063	17,519
Net deferred tax assets (liabilities)	$8,980	$2,035

Deferred tax assets at December 31, 2020 included approximately $12.9 million related to the timing of deductibility of loss and loss expense reserves, the majority of which relate to policy liability discounts required by the Internal Revenue Code of 1986, as amended, which are perpetual in nature and, in the absence of the termination of the Company's business, will not, in the aggregate, reverse to a material degree in the foreseeable future.  The allowance for CECL under ASU 2016-13 represents $3.6 million of deferred tax assets, while unearned premiums discount and deferred ceding commissions represent $2.3 million and $0.5 million of deferred tax assets, respectively. An additional $2.0 million relates to timing differences in the expensing of our stock compensation plans.  The balance of deferred tax assets consists of various normal operating expense accruals and is not considered to be material.  As of December 31, 2020 and 2019, the Company had no valuation allowance.  However, the application of intra-period tax allocation rules to benefits associated with deferred tax assets resulted in a charge to continuing operations as of December 31, 2020 of $1.3 million within the consolidated statement of operations, offset by a corresponding benefit in shareholders' equity within accumulated other comprehensive income.

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

To the extent inflation influences yields on investments, the Company is also affected.  The Company's short-term and fixed investment portfolios are structured in direct response to available interest rates over the yield curve.  As available market interest rates fluctuate in response to the presence or absence of inflation, the yields on the Company's investments are impacted.  Further, as inflation affects current market rates of return, previously committed investments might increase or decline in value depending on the type and maturity of the investment. For additional information, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," in this Annual Report on Form 10-K.

Inflation must also be considered by the Company in the creation and review of loss and loss adjustment expense reserves, as portions of these reserves are expected to be paid over extended periods of time.  The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses.

Contractual Obligations

The table below sets forth the amounts of the Company's contractual obligations at December 31, 2020.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(dollars in millions)
Loss and loss expense reserves	$1,089.7	$381.4	$359.6	$130.8	$217.9

Investment commitment	0.4	0.4	–	–	–

Operating leases	0.1	0.1	–	–	–

Borrowings	20.0	20.0	–	–	–

Total	$1,110.2	$401.9	$359.6	$130.8	$217.9

The Company's loss and loss expense reserves do not have contractual maturity dates, and the exact timing of the payment of claims cannot be predicted with certainty.  However, based upon historical payment patterns, the above table presents an estimate of when the Company might expect its direct loss and loss expense reserves (without the benefit of reinsurance recoveries) to be paid.  Timing of the collection of the related reinsurance recoverable, estimated to be $455.6 million at December 31, 2020, or 42% of the loss and loss expense reserves presented in the above table, would approximate that of the above projected direct reserve payout but could lag behind such payments by several months in some instances.

The investment commitment in the above table relates to a maximum unfunded capital obligation for a limited partnership investment at December 31, 2020.  The actual call dates for such funding could vary from that presented.

Borrowings made under the Company's line of credit can be called by the lender, under certain circumstances, with short notice.  The Company entered into a line of credit on August 9, 2018 with an expiration date of August 9, 2022.

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

Based on the structure of the Company's investment portfolio, one of the most significant of the four identified market risks relates to prices in the equity securities markets.  Although not the largest category of the Company's invested assets, equity securities and limited partnerships, which are predominately invested in equities, have a high potential for short-term price fluctuation.  The market value of the Company's equity and limited partnerships positions at December 31, 2020 was $65.4 million, or approximately:

●	6% of the Company's consolidated investment portfolio of $1,043.7 million; and
●	18% of the Company's shareholders' equity of $363.1 million.

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

The Company's fixed income portfolio totaled $919.7 million at December 31, 2020.  Approximately 28% of this portfolio is made up of U.S. Government and municipal debt securities, and the average contractual maturity of the Company's fixed income investments is approximately 7.1 years with an average modified duration of approximately 2.8 years.  Although the Company is exposed to interest rate risk on its fixed income investments, given the anticipated duration of the Company's liabilities (principally insurance loss and loss expense reserves) relative to investment maturities, even a 100 to 200 basis point increase in interest rates would not have a material impact on the Company's ability to conduct daily operations or to meet its obligations and would, in fact, result in higher investment income in a relatively short period of time, as short-term investments and maturing bonds could be reinvested in the higher yielding securities.

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

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2020 and 2019 that would result from an instantaneous change in yield rates of varying magnitudes on a static balance sheet to determine the effect such a change in rates would have on current fair value. The analysis presents the sensitivity of the fair value of the Company's financial instruments to selected changes in market rates and prices. The range of rates chosen reflects the Company's view of changes that the Company believes are reasonably possible over a one-year period.  The Company's selection of the range of values chosen to represent changes in interest rates should not be construed as the Company's prediction of future market events, but rather, as an illustration of the impact of such events, should they occur.  The equity portfolio was compared to the S&P 500 Index due to its correlation with the vast majority of the Company's current equity portfolio.  The limited partnership portfolio was compared to the S&P 500 Index and the S&P BSE 500 Index due to their significant correlation with the vast majority of the Company's limited partnership portfolio.  As previously indicated, several other factors can impact the fair values of fixed income investments and, therefore, significant variations in market interest rates could produce quite different results from the hypothetical estimates presented below.

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2020 and 2019 due to an instantaneous increase in yield rates of 100 basis points and a 10% decline in the S&P 500 Index and the S&P BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2020
Fixed income securities
Agency collateralized mortgage obligations	$11,931	$(495)	$–
Agency mortgage-backed securities	102,107	(2,076)	–
Asset-backed securities	107,696	(1,703)	–
Bank loans	11,361	(57)	–
Collateralized mortgage obligations	5,118	(219)	–
Corporate securities	360,241	(11,804)	–
Mortgage-backed securities	38,056	(1,104)	–
Municipal obligations	45,143	(2,137)	–
Non-U.S. government obligations	30,600	(422)	–
U.S. government obligations	207,439	(6,969)	–
Total fixed income securities	919,692	(26,986)	–
Equity securities:
Consumer	11,598	–	(1,160)
Energy	1,227	–	(123)
Financial	29,064	–	(2,906)
Industrial	5,180	–	(518)
Technology	2,851	–	(285)
Other	8,249	–	(825)
Total equity securities	58,169	–	(5,817)
Limited partnerships	7,214	–	(494)
Short-term	1,000	–	–
Total	$986,075	$(26,986)	$(6,311)

2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$(414)	$–
Agency mortgage-backed securities	56,280	(607)	–
Asset-backed securities	106,397	(691)	–
Bank loans	14,568	(73)	–
Certificates of deposit	2,835	(18)	–
Collateralized mortgage obligations	5,616	(166)	–
Corporate securities	281,381	(8,735)	–
Mortgage-backed securities	47,463	(1,682)	–
Municipal obligations	36,286	(1,618)	–
Non-U.S. government obligations	24,179	(480)	–
U.S. government obligations	208,440	(7,082)	–
Total fixed income securities	795,538	(21,566)	–
Equity securities:
Consumer	16,707	–	(1,671)
Energy	3,074	–	(307)
Financial	31,577	–	(3,158)
Industrial	4,927	–	(493)
Technology	2,817	–	(282)
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	–	(946)
Other	8,250	–	(825)
Total equity securities	76,812	–	(7,682)
Limited partnerships	23,292	–	(1,670)
Short-term	1,000	–	–
Total	$896,642	$(21,566)	$(9,352)

The following tables present the estimated effects on the fair value of financial instruments at December 31, 2020 and 2019 due to an instantaneous increase in yield rates of 150 basis points and a 15% decline in the S&P 500 Index and the S&P BSE 500 Index (dollars in thousands).

		Increase (Decrease)
	Fair Value	Interest Rate Risk	Equity Risk
2020
Fixed income securities
Agency collateralized mortgage obligations	$11,931	$(744)	$–
Agency mortgage-backed securities	102,107	(3,114)	–
Asset-backed securities	107,696	(2,554)	–
Bank loans	11,361	(85)	–
Collateralized mortgage obligations	5,118	(328)	–
Corporate securities	360,241	(17,708)	–
Mortgage-backed securities	38,056	(1,655)	–
Municipal obligations	45,143	(3,205)	–
Non-U.S. government obligations	30,600	(633)	–
U.S. government obligations	207,439	(10,454)	–
Total fixed income securities	919,692	(40,480)	–
Equity securities:
Consumer	11,598	–	(1,740)
Energy	1,227	–	(184)
Financial	29,064	–	(4,360)
Industrial	5,180	–	(777)
Technology	2,851	–	(428)
Other	8,249	–	(1,237)
Total equity securities	58,169	–	(8,726)
Limited partnerships	7,214	–	(741)
Short-term	1,000	–	–
Total	$986,075	$(40,480)	$(9,467)

2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$(622)	$–
Agency mortgage-backed securities	56,280	(911)	–
Asset-backed securities	106,397	(1,037)	–
Bank loans	14,568	(109)	–
Certificates of deposit	2,835	(27)	–
Collateralized mortgage obligations	5,616	(248)	–
Corporate securities	281,381	(13,103)	–
Mortgage-backed securities	47,463	(2,523)	–
Municipal obligations	36,286	(2,426)	–
Non-U.S. government obligations	24,179	(720)	–
U.S. government obligations	208,440	(10,623)	–
Total fixed income securities	795,538	(32,349)	–
Equity securities:
Consumer	16,707	–	(2,506)
Energy	3,074	–	(461)
Financial	31,577	–	(4,737)
Industrial	4,927	–	(739)
Technology	2,817	–	(423)
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	–	(1,419)
Other	8,250	–	(1,238)
Total equity securities	76,812	–	(11,523)
Limited partnerships	23,292	–	(2,506)
Short-term	1,000	–	–
Total	$896,642	$(32,349)	$(14,029)

ANNUAL REPORT ON FORM 10-K

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YEAR ENDED DECEMBER 31, 2020

PROTECTIVE INSURANCE CORPORATION

CARMEL, INDIANA

Report of Independent Registered Public Accounting FirmTo the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Protective Insurance Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2021 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update No. 2016-13

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for the recognition and measurement of expected credit losses for certain types of financial instruments in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See below for a discussion of our related critical audit matter for the Personnel Staffing Group recoverable allowance.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Incurred but Not Reported Loss and Loss Expense Reserves

Description of the Matter
As of December 31, 2020, the liability for incurred but not reported loss and loss expense reserves, net of reinsurance (“IBNR”), represented a significant portion of the loss and loss expense reserve, net of reinsurance. As discussed in Note A and Note C to the consolidated financial statements, the carrying amount of the loss and loss expense reserve, net of reinsurance, is management’s best estimate of the ultimate liability for indemnity costs and related adjustment expense necessary to investigate and settle claims and is based upon individual case estimates for reported claims and actuarial estimates for IBNR. The estimate for IBNR is determined based on evaluations of individual reported claims and by actuarial estimation processes considering historical experience, relevant economic information, and available industry statistics. The IBNR estimate is driven by management’s expected loss ratio assumption, which is comprised of various factors, including historical payment patterns and expected future trends in claim severity and frequency.

Auditing management’s best estimate of IBNR was complex and required the involvement of our actuarial specialists due to the significant measurement uncertainty associated with the estimation and high degree of subjectivity in management’s determination of the expected loss ratio assumption. Management’s expected loss ratio assumption has a significant effect on the valuation of IBNR.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process for estimating IBNR. These audit procedures included, among others, testing management’s review and approval controls over the expected loss ratio assumption for estimating IBNR.

With the assistance of actuarial specialists, our audit procedures included, among others, an evaluation of the Company’s expected loss ratio assumption, which included a comparison of historical payment patterns, expected future trends in claim severity and frequency, and consideration of relevant economic information and other industry factors to our prior year analysis and actual current year loss activity. To evaluate the expected loss ratio assumption, we developed an independent range of reasonable reserve estimates that we compared to management’s best estimate of IBNR. We also analyzed year-to-year movements within our independently developed range. Additionally, we performed a review of the development of prior years’ reserve estimates.

Personnel Staffing Group Recoverable Allowance

Description of the Matter
As of December 31, 2020, the Company has a recoverable due from a single customer, Personnel Staffing Group, for $47.3 million related to claims that have been paid or will be paid on behalf of Personnel Staffing Group by the Company for which the Company has recorded a $16.5 million credit impairment allowance. As discussed above and in Note A and Note T to the consolidated financial statements, the allowance amount is management’s best estimate of the ultimate credit impairment for the recoverable based on the expected timing and amount of cash flows from Personnel Staffing Group. This estimate is particularly sensitive to the default and recovery in default assumptions which have a significant impact on the allowance. These assumptions involve significant uncertainty and management judgment.

Auditing management’s best estimate of the Personnel Staffing Group recoverable allowance (the allowance) required the involvement of our valuation specialists due to the significant measurement uncertainty associated with management’s estimation. The uncertainty is primarily driven by the high degree of subjectivity in management’s determination of the default and recovery in default assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process for estimating the allowance. These audit procedures included, among others, testing management review and approval controls over the assumptions for estimating the allowance.

With the assistance of our valuation specialists, our audit procedures included, among others, reviewing contract terms between Personnel Staffing Group and the Company, reading minutes of the meetings of the committees of the board of directors, reading summaries of the lawsuits with Personnel Staffing Group, reviewing legal letters pertinent to the matter, reviewing historical bankruptcy data from similar entities within the industry, and evaluating the Company’s selection of methods used to estimate the allowance compared with those methods used in the industry for similar types of analyses. To evaluate the significant assumptions used by management, we compared the significant assumptions to industry data for entities with similar characteristics to Personnel Staffing Group and financial data specific to Personnel Staffing Group. With the assistance of the valuation specialists, we developed an independent range of reasonable allowance estimates that we compared to management’s best estimate.

We have served as the Company’s auditor since 1970.

/s/ ERNST & YOUNG LLP
Indianapolis, Indiana
March 11, 2021

Consolidated Balance Sheets
Protective Insurance Corporation and Subsidiaries
(in thousands, except share data)

	December 31
	2020	2019
Assets
Investments:
Fixed income securities (Amortized cost: $894,468, $783,047; allowance for credit losses of $1,035 and $0)	$919,692	$795,538
Equity securities	58,169	76,812
Limited partnerships	7,214	23,292
Commercial mortgage loans (less allowance of $195 and $0)	10,602	11,782
Short-term and other	1,000	1,000
	996,677	908,424

Cash and cash equivalents	58,301	67,851
Restricted cash and cash equivalents	12,128	21,037
Accounts receivable (less allowance of $19,960 and $2,233)	100,921	111,762
Accrued investment income	4,816	4,882
Reinsurance recoverable (less allowance of $972 and $1,171)	455,564	432,067
Prepaid reinsurance premiums	11,747	5,820
Deferred policy acquisition costs	9,744	8,496
Property and equipment (less accumulated depreciation of $25,959 and $20,091)	38,144	42,542
Other assets	25,805	24,566
Current federal income taxes	–	4,878
Deferred federal income taxes	8,980	2,035
	$1,722,827	$1,634,360

Liabilities and Shareholders' Equity
Reserves:
Losses and loss expenses	$1,089,669	$988,305
Unearned premiums	63,731	74,810
	1,153,400	1,063,115

Reinsurance payable	76,617	65,835
Short-term borrowings	20,000	20,000
Depository liabilities	110	18
Accounts payable and other liabilities	108,852	121,076
Current federal income taxes payable	766	–
	1,359,745	1,270,044
Shareholders' equity:
Common stock:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2020 - 2,603,350; 2019 - 2,603,350 shares	111	111
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2020 - 11,674,345; 2019 - 11,675,956 shares	498	499
Additional paid-in capital	54,571	53,349
Accumulated other comprehensive income	21,759	9,369
Retained earnings	286,143	300,988
	363,082	364,316
	$1,722,827	$1,634,360

See notes to consolidated financial statements.

Consolidated Statements of Operations
Protective Insurance Corporation and Subsidiaries
(in thousands, except per share data)

	Year Ended December 31
	2020	2019	2018
Revenue:
Net premiums earned	$445,515	$447,288	$432,880
Net investment income	25,422	26,249	22,048
Commissions and other income	7,048	9,171	9,932
Net realized gains (losses) on investments, excluding impairment losses	(6,876)	2,455	(6,632)
Impairment losses on investments	(2,861)	(497)	(19)
Net unrealized gains (losses) on equity securities and limited partnership investments	501	10,931	(19,040)
Net realized and unrealized gains (losses) on investments	(9,236)	12,889	(25,691)
	468,749	495,597	439,169
Expenses:
Losses and loss expenses incurred	318,958	348,468	345,864
Other operating expenses	143,428	138,456	137,177
	462,386	486,924	483,041
Income (loss) before federal income tax expense (benefit)	6,363	8,673	(43,872)

Federal income tax expense (benefit)	1,900	1,326	(9,797)
Net income (loss)	$4,463	$7,347	$(34,075)

Net income (loss) per share:
Basic	$0.32	$0.51	$(2.28)
Diluted	$0.31	$0.50	$(2.28)

Weighted average number of shares outstanding:
Basic	14,140	14,521	14,965
Dilutive effect of share equivalents	130	99	n/a
Diluted	14,270	14,620	14,965

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2020	2019	2018
Net income (loss)	$4,463	$7,347	$(34,075)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	12,141	16,071	(6,868)

Foreign currency translation adjustments	249	645	(830)
Other comprehensive income (loss)	12,390	16,716	(7,698)

Comprehensive income (loss)	$16,853	$24,063	$(41,773)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-In	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2018	2,623	$112	12,424	$530	$55,078	$46,391	$316,700	$418,811
Cumulative effect of adoption of ASU 2016-01, net of tax	–	–	–	–	–	(46,157)	46,157	–
Cumulative effect of adoption of ASU 2018-02	–	–	–	–	–	117	(117)	–
Net loss	–	–	–	–	–	–	(34,075)	(34,075)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(830)	–	(830)
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	(6,868)	–	(6,868)
Common stock dividends	–	–	–	–	–	–	(16,835)	(16,835)
Repurchase of common stock	(8)	–	(192)	(9)	(832)	–	(3,755)	(4,596)
Restricted stock grants	–	–	22	1	474	–	–	475
Balance at December 31, 2018	2,615	$112	12,254	$522	$54,720	$(7,347)	$308,075	$356,082
Net income	–	–	–	–	–	–	7,347	7,347
Foreign currency translation adjustment, net of tax	–	–	–	–	–	645	–	645
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	16,071	–	16,071
Common stock dividends	–	–	–	–	–	–	(5,857)	(5,857)
Repurchase of common stock	(12)	(1)	(665)	(27)	(2,896)	–	(8,577)	(11,501)
Restricted stock grants	–	–	87	4	1,525	–	–	1,529
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316
Cumulative effect of adoption of ASU 2016-13, net of tax	–	–	–	–	–	–	(12,281)	(12,281)
Net income	–	–	–	–	–	–	4,463	4,463
Foreign currency translation adjustment, net of tax	–	–	–	–	–	249	–	249
Change in unrealized gain (loss) on investments, net of tax	–	–	–	–	–	12,141	–	12,141
Common stock dividends	–	–	–	–	–	–	(5,813)	(5,813)
Repurchase of common stock	–	–	(127)	(5)	(563)	–	(1,214)	(1,782)
Restricted stock grants	–	–	126	4	1,785	–	–	1,789
Balance at December 31, 2020	2,603	$111	11,675	$498	$54,571	$21,759	$286,143	$363,082

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Protective Insurance Corporation and Subsidiaries
(in thousands)

	Year Ended December 31
	2020	2019	2018
Operating activities
Net income (loss)	$4,463	$7,347	$(34,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounts receivable and unearned premium	(9,024)	(3,835)	(3,904)
Change in accrued investment income	65	(524)	(199)
Change in reinsurance recoverable on paid losses	(3,799)	(19,083)	956
Change in losses and loss expenses reserves, net of reinsurance	75,103	100,648	117,027
Change in other assets, other liabilities and current income taxes	(2,322)	10,140	8,204
Amortization of net policy acquisition costs	55,183	55,802	54,981
Net policy acquisition costs deferred	(56,431)	(57,731)	(55,940)
Provision for deferred income tax expense (benefit)	(5,244)	(51)	(18,794)
Bond amortization	(26)	(725)	184
Depreciation	5,869	6,052	6,102
Net realized and unrealized (gains) losses on investments	9,236	(12,889)	25,691
Compensation expense related to restricted stock	1,789	1,529	475
Net cash provided by operating activities	74,862	86,680	100,708

Investing activities
Purchases of fixed income securities and equity securities	(392,223)	(423,544)	(415,326)
Purchases of limited partnership interests	–	–	(450)
Distributions from limited partnerships	14,636	33,396	6,869
Proceeds from maturities	136,390	84,387	64,035
Proceeds from sales of fixed income securities	103,938	139,310	241,429
Proceeds from sales of equity securities	51,713	21,621	149,195
Purchase of insurance company-owned life insurance	–	–	(10,000)
Purchase of commercial mortgage loans	(555)	(7,082)	(6,672)
Proceeds from commercial mortgage loans	1,539	1,972	–
Purchases of property and equipment	(1,470)	(1,953)	(5,439)
Proceeds from disposals of property and equipment	–	3	10
Net cash provided by (used in) investing activities	(86,032)	(151,890)	23,651

Financing activities
Dividends paid to shareholders	(5,692)	(5,857)	(16,835)
Repurchase of common shares	(1,782)	(11,501)	(4,596)
Net cash used in financing activities	(7,474)	(17,358)	(21,431)

Effect of foreign exchange rates on cash and cash equivalents	185	645	(830)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(18,459)	(81,923)	102,098
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	88,888	170,811	68,713
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$70,429	$88,888	$170,811

Supplemental Disclosures of Cash Flow Information
Cash paid (refunds received) for income taxes	$1,500	$(1,186)	$9,500
Cash paid for interest	$433	$723	$504

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

Commercial mortgage loans are carried primarily at amortized cost along with an allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. The Company recorded an allowance of $195 on its commercial mortgage loans as of December 31, 2020 in conjunction with the adoption of the credit losses accounting standard discussed below.

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

Investment Impairments:  For a fixed income security in an unrealized loss position where the Company has the intent to sell the fixed income security, or it is more likely than not that the Company will have to sell the fixed income security before recovery of its amortized cost basis, the decline in value is recorded within impairment losses on investments in the consolidated statements of operations.  The new cost basis of the investment is the previous amortized cost basis less the impairment recognized.  The new cost basis is not adjusted for any subsequent recoveries in fair value.

For a fixed income security that the Company does not intend to sell or in cases where it is more likely than not that the Company will not have to sell the security, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component within net realized gains (losses) on investments, excluding impairment losses in the consolidated statements of operations.  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (loss). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

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

Deductible Receivables: Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a net of allowance basis in the consolidated balance sheets within accounts receivable.  The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology, which reflects current and forecasted economic conditions, is used to estimate the allowance for expected credit losses for uncollateralized deductible receivables.  As of December 31, 2020, the Company recorded an allowance for expected credit losses of $16,500 ($13,035, net of tax). See Note T – Litigation, Commitments and Contingencies for further discussion.

Property and Equipment: Property and equipment are carried at cost, less accumulated depreciation.  Depreciation is computed principally by the straight-line method.

Goodwill and Other Intangible Assets: In the fourth quarter of 2018, the Company concluded the entire goodwill balance was impaired, resulting in an impairment loss of $3,152.  See Note M for further discussion.  This impairment charge is included within other operating expenses in the consolidated statement of operations for the year ended December 31, 2018.  Intangible assets determined to have finite lives, such as customer relationships and employment agreements, are amortized over their estimated useful lives in a manner that best reflects the economic benefits of the intangible asset.  In addition, impairment testing is performed on these amortizing intangible assets if impairment indicators are noted..

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its consolidated balance sheet at December 31, 2020.

Reinsurance:  Reinsurance premiums, commissions, expense reimbursements and reserves related to the Company's reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums ceded to other insurers have been reported as a reduction of premiums earned.  Amounts applicable to reinsurance ceded for unearned premiums and claim loss reserves have been reported as reinsurance recoverable assets.  Certain reinsurance contracts provide for additional or return premiums and commissions based upon profits or losses to the reinsurer over prescribed periods.  Estimates of additional or return premiums and commissions are adjusted quarterly to recognize actual loss experience to date, as well as projected loss experience applicable to the various contract periods.  Estimates of reinstatement premiums on reinsurance contracts covering catastrophic events are, to the extent reasonably determinable, recorded concurrently with the related loss.

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

Deferred Taxes:  Deferred income tax assets and liabilities are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates and laws.  The deferred tax benefits of the deferred tax assets are recognized to the extent realization of such benefits is more likely than not.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Deferred income tax expense or benefit generally represents the net change in deferred income tax assets and liabilities during the year.  Current income tax expense represents the tax liability associated with revenues and expenses currently taxable or deductible on various income tax returns for the year reported.

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

Insurance Company-Owned Life Insurance:   Included within other assets on the consolidated balance sheets at December 31, 2020 and 2019 was $11,458 and $11,049 of company-owned life insurance. The carrying value of the company-owned life insurance policies represents the cash surrender value as reported by the respective insurer, which approximates fair value.

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

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), or ASU 2016-02.  ASU 2016-02 superseded the prior lease guidance in ASC Topic 840, Leases.  Under the new guidance, lessees are required to recognize for all leases, with the exception of short-term leases, a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis.  Concurrently, lessees are required to recognize a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.  The guidance provided for a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements.  In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, or ASU 2018-11, which provided adopters an additional transition method by allowing entities to initially apply ASU 2016-02, and subsequent related standards, at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted the new guidance on January 1, 2019 utilizing the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information was not adjusted for the effects of the new guidance.  No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date. The Company's adoption of the new standard did not have any impact on the Company's consolidated statements of operations or cash flows.  As of December 31, 2020 the Company had a right-of-use asset and a lease liability recorded within the consolidated balance sheet, each of approximately $120, which are included within other assets and accounts payable and other liabilities.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss (CECL) model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements.  Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and have the same effective date and transition requirements as ASU 2016-13.  The Company adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized an pre-tax cumulative effect adjustment of $15,545 ($12,281, net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on the Company’s accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption with $15,000 ($11,850, net of tax) attributed to the ongoing litigation with Personnel Staffing Group ("PSG") discussed in Note T - Litigation, Commitments and Contingencies.

The updated guidance in ASU 2016-13 also amended the previous other-than-temporary impairment (“OTTI”) model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.  The Company adopted the guidance related to available-for-sale fixed income securities on January 1, 2020 using a prospective transition approach for available-for-sale fixed income securities that were purchased with credit deterioration or had recognized an OTTI write-down prior to the effective date.  The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date.

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

Recently Issued Accounting Pronouncements:  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12.  Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 became effective on January 1, 2021 and is not expected to have a material effect on the Company's consolidated financial statements.

Note B - Investments

The following is a summary of available-for-sale securities at December 31:

	Fair Value	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2020
Fixed income securities
Agency collateralized mortgage obligations	$11,931	$11,448	$–	$483	$–	$483
Agency mortgage-backed securities	102,107	99,060	–	3,062	(15)	3,047
Asset-backed securities	107,696	108,686	–	596	(1,586)	(990)
Bank loans	11,361	11,590	–	128	(357)	(229)
Collateralized mortgage obligations	5,118	5,061	–	151	(94)	57
Corporate securities	360,241	344,059	–	16,380	(198)	16,182
Mortgage-backed securities	38,056	40,675	(1,035)	659	(2,243)	(1,584)
Municipal obligations	45,143	43,353	–	1,820	(30)	1,790
Non-U.S. government obligations	30,600	29,882	–	718	–	718
U.S. government obligations	207,439	200,654	–	7,000	(215)	6,785
Total fixed income securities	$919,692	$894,468	$(1,035)	$30,997	$(4,738)	$26,259

	Fair Value	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2019
Fixed income securities
Agency collateralized mortgage obligations	$12,093	$11,557	$536	$–	$536
Agency mortgage-backed securities	56,280	54,286	2,005	(11)	1,994
Asset-backed securities	106,397	107,028	499	(1,130)	(631)
Bank loans	14,568	14,932	106	(470)	(364)
Certificates of deposit	2,835	2,835	–	–	–
Collateralized mortgage obligations	5,616	5,123	493	–	493
Corporate securities	281,381	274,340	7,492	(451)	7,041
Mortgage-backed securities	47,463	46,685	1,047	(269)	778
Municipal obligations	36,286	35,749	684	(147)	537
Non-U.S. government obligations	24,179	23,889	290	–	290
U.S. government obligations	208,440	206,623	2,891	(1,074)	1,817
Total fixed income securities	$795,538	$783,047	$16,043	$(3,552)	$12,491

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at December 31, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	2020			2019
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	100	$120,630	$(3,405)	88	$108,387	$(2,452)
Greater than 12 months	24	33,065	(1,333)	69	66,860	(1,100)
Total fixed income securities	124	$153,695	$(4,738)	157	$175,247	$(3,552)

The fair value and the cost or amortized costs of fixed income investments at December 31, 2020, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties.  Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value		Cost or Amortized Cost
One year or less	$117,017	12.7%	$115,774	12.9%
Excess of one year to five years	359,314	39.1	346,150	38.7
Excess of five years to ten years	161,700	17.6	151,446	16.9
Excess of ten years	21,871	2.4	22,264	2.6
Total contractual maturities	659,902	71.8	635,634	71.1
Asset-backed securities	259,790	28.2	258,834	28.9
Total	$919,692	100.0%	$894,468	100.0%

Major categories of investment income for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018
Interest on fixed income securities	$24,874	$24,620	$19,092
Dividends on equity securities	1,868	2,320	4,380
Money market funds, Short-term and other	1,070	1,976	1,529
	27,812	28,916	25,001
Investment expenses	(2,390)	(2,667)	(2,953)
Net investment income	$25,422	$26,249	$22,048

Following is a summary of the components of net realized and unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018

Gross gains on available-for-sale fixed income securities during the period:	$11,125	$11,009	$10,807

Gross losses on available-for-sale fixed income securities during the period:	(9,943)	(10,492)	(14,367)

Impairment losses on investments	(2,861)	(497)	(19)

Change in value of limited partnership investments	(1,442)	1,644	(9,343)

Gains (losses) on equity securities:
Realized gains (losses) on equity securities sold during the period(1)	(8,058)	1,938	(3,072)
Unrealized gains (losses) on equity securities held at the end of the period	1,943	9,287	(9,697)
Total realized and unrealized gains (losses) on equity securities	(6,115)	11,225	(12,769)

Net realized and unrealized gains (losses) on investments	$(9,236)	$12,889	$(25,691)

(1)
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

As discussed in Note A, the Company adopted the provisions of the new CECL model for measuring expected credit losses for available-for-sale fixed income securities as of January 1, 2020.  The updated guidance amended the previous OTTI model for available-for-sale fixed income securities by requiring the recognition of impairments relating to credit losses through an allowance account on the consolidated balance sheet with a corresponding adjustment to earnings and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  For those securities in an unrealized loss position throughout the year where the Company intended to sell the security at the balance sheet date, a write down to earnings of $1,826 was recorded during the year ended December 31, 2020.  The Company also analyzed securities in an unrealized loss position for credit losses and recorded an allowance for credit losses of $1,035 as of December 31, 2020.  The Company reviewed its remaining fixed income securities in an unrealized loss position as of December 31, 2020 and determined the losses were the result of non-credit factors, such as the increase in market volatility due to the disruption in global financial markets as a result of the novel coronavirus ("COVID-19") pandemic and responses to it.  The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost.

Gain and loss activity for fixed income securities, as shown in the previous table, includes adjustments for impairment losses on investments for the years ended December 31, 2020, 2019 and 2018 summarized as follows:

	2020	2019	2018
Cumulative charges to income at beginning of year	$889	$930	$4,209

Write-downs based on objective and subjective criteria	1,826	497	19
Recovery of prior write-downs upon sale or disposal	(909)	(538)	(3,298)
Net pre-tax realized gain (loss)	(917)	41	3,279

Cumulative charges to income at end of year	$1,806	$889	$930

There is no primary market and only a limited secondary market for the Company's investments in limited partnerships and, in most cases, the Company is prohibited from disposing of its limited partnership interests for some period of time and generally must seek approval from the applicable general partner for any such disposal.  Distributions of earnings from these partnerships are largely at the sole discretion of the general partners, and distributions are generally not received by the Company for many years after the earnings have been reported.  The Company has a commitment to contribute up to an additional $350 to a limited partnership as of December 31, 2020.

The fair value of regulatory deposits with various insurance departments in the United States and Canada totaled $122,896 and $99,763 at December 31, 2020 and 2019, respectively.

Short-term investments at December 31, 2020 included $1,000 in certificates of deposit issued by a Bermuda bank.

The Company's fixed income securities are over 93% invested in investment grade fixed income investments.  The Company has no fixed income investments that were originally issued with guarantees by a third-party insurance company nor does the Company have any direct exposure to any guarantor at December 31, 2020.

Approximately $63,660 of fixed income investments (6.1% of the Company's consolidated investment portfolio, which includes money market instruments classified as cash equivalents) consists of non-rated bonds and bonds rated as less than investment grade at year-end.  These investments have a $2,230 aggregate net unrealized gain position at December 31, 2020.

Note C - Loss and Loss Expense Reserves

Activity in the reserves for losses and loss expenses for the years ended December 31, 2020, 2019 and 2018 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	2020	2019	2018
Reserves, gross of reinsurance recoverable, at the beginning of the year	$988,305	$865,339	$680,274
Reinsurance recoverable on unpaid losses at the beginning of the year	398,305	375,935	308,143
Reserves at the beginning of the year	590,000	489,404	372,131

Provision for losses and loss expenses:
Claims occurring during the current year	319,269	349,018	329,078
Claims occurring during prior years	(311)	(550)	16,786
Total incurred losses and loss expenses	318,958	348,468	345,864

Loss and loss expense payments:
Claims occurring during the current year	77,880	90,364	84,738
Claims occurring during prior years	165,777	157,508	143,853
Total paid	243,657	247,872	228,591
Reserves at the end of the year	665,301	590,000	489,404

Reinsurance recoverable on unpaid losses at the end of the year	424,368	398,305	375,935

Reserves, gross of reinsurance recoverable, at the end of the year	$1,089,669	$988,305	$865,339

The table above shows that a reserve savings of $311 developed during 2020 in the settlement of claims occurring on or before December 31, 2019, compared to a reserve savings of $550 in 2019 and reserve deficiencies of $16,786 in 2018. The developments for each year are composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

The following table reconciles the triangles presented in this note to the total (savings) / deficiency for the Company of $311 shown in the table above:

	Prior Year (Savings) / Deficiency
	2020	2019	2018
Workers' Compensation	$1,431	$(2,733)	$(9,601)
Commercial Auto Liability	10,717	8,893	32,342
Occupational Accident	(7,467)	688	(4,178)
Physical Damage	(1,684)	(4,561)	(1,066)
Professional Liability Assumed	189	259	2,343
Other short-duration contracts	(3,497)	(3,096)	(3,054)
Total	$(311)	$(550)	$16,786

The $311 prior accident year savings that developed during 2020 related to favorable loss development in the Company's occupational accident business, partially offset by unfavorable loss development in commercial automobile coverages.  This 2020 savings compares to savings of $550 for 2019 related to favorable loss development in the Company's workers' compensation business, and a deficiency of $16,786 for 2018 related to unfavorable development from commercial automobile coverages. This unfavorable loss development was the result of increased claim severity due to a more challenging litigation environment, as well as an unexpected increase in the time to settle claims leading to an unfavorable change in claim settlement patterns.

Loss reserves have been reduced by estimated salvage and subrogation recoverable of approximately $4,000 and $4,000 at December 31, 2020 and 2019, respectively.

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred‐but‐not‐reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Workers' Compensation

											As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development	Number of Reported
Accident Year	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)										on Reported	Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Per Year
2011	$26,057	$26,628	$26,958	$26,767	$25,515	$27,293	$26,617	$26,631	$26,452	$26,356	$1,989	4,547
2012		23,965	25,544	24,887	24,485	25,616	27,020	26,775	25,508	26,397	2,327	4,484
2013			27,619	30,638	29,913	32,121	32,553	31,131	31,066	31,360	3,137	5,282
2014				36,768	36,968	34,009	33,427	31,031	31,579	31,551	3,772	5,413
2015					26,277	23,115	25,889	24,948	25,436	25,167	3,367	6,340
2016						35,240	29,757	29,317	30,060	29,785	3,693	6,087
2017							42,387	37,731	36,211	34,930	5,921	16,469
2018								62,973	61,530	62,451	13,632	14,295
2019									65,837	67,113	19,079	9,480
2020										60,204	34,084	7,550
Total										$395,314	$91,001

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$4,916	$11,912	$15,973	$18,884	$20,617	$21,622	$22,569	$22,991	$23,366	$23,516
2012		4,597	11,004	14,834	17,415	18,946	20,276	21,157	21,636	21,850
2013			4,880	12,792	18,065	21,655	23,643	24,968	25,847	26,702
2014				5,328	13,665	19,075	22,387	23,968	24,714	25,507
2015					2,918	10,128	15,020	17,487	19,385	20,251
2016						5,784	13,377	18,461	21,304	23,113
2017							6,150	15,811	20,863	23,910
2018								10,987	27,862	36,794
2019									13,171	31,140
2020										10,508
Total										$243,291
Outstanding liabilities prior to 2011, net of reinsurance										16,836
Liabilities for claims and claims adjustment expenses, net of reinsurance										$168,859

Commercial Liability

											As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development	Number of Reported
	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)										on Reported	Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Per Year
2011	$46,829	$43,832	$31,633	$36,894	$35,805	$37,122	$36,076	$37,852	$37,795	$38,773	$21	2,902
2012		49,743	54,269	49,743	51,367	48,708	51,475	51,648	51,962	51,830	443	3,131
2013			53,817	39,143	37,701	36,371	46,690	48,857	51,598	51,293	270	3,753
2014				49,971	52,254	52,483	52,964	64,372	70,841	72,636	1,051	3,325
2015					61,420	70,174	64,323	71,088	75,503	77,225	1,736	3,198
2016						61,638	68,974	77,362	79,015	80,788	2,420	3,751
2017							103,126	103,611	99,287	97,663	12,197	5,403
2018								179,589	177,262	186,521	29,518	8,197
2019									198,022	195,273	53,842	8,313
2020										173,878	109,654	4,410
Total										$1,025,880	$211,152

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,809	$11,350	$23,615	$30,795	$33,255	$34,009	$35,561	$36,400	$37,263	$37,267
2012		3,086	23,252	32,942	45,303	47,601	50,036	50,750	50,882	50,908
2013			5,167	15,772	25,270	34,481	44,865	46,084	49,522	49,879
2014				4,023	9,046	28,393	45,075	57,692	68,392	69,183
2015					10,923	27,582	49,267	63,133	71,697	74,276
2016						6,843	30,377	52,764	70,324	74,324
2017							11,415	46,529	58,173	73,496
2018								18,689	66,575	101,803
2019									19,311	64,294
2020										13,185
Total										$608,615
Outstanding liabilities prior to 2011, net of reinsurance										3,433
Liabilities for claims and claims adjustment expenses, net of reinsurance										$420,698

Professional Liability Reinsurance Assumed (in runoff)

											As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development	Number of Reported
Accident Year	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)										on Reported	Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Claims	Per Year
2011	$10,492	$8,314	$9,017	$9,859	$10,779	$12,735	$12,744	$12,725	$13,018	$13,228	$219	N/A
2012		10,041	9,276	5,569	10,157	14,605	16,555	14,949	16,013	16,439	489	N/A
2013			14,370	13,034	11,618	17,694	23,256	22,213	23,474	23,381	1,764	N/A
2014				12,675	8,825	7,259	9,837	12,749	10,721	10,619	1,256	N/A
2015					11,638	7,859	7,147	10,422	8,753	8,404	1,959	N/A
2016						6,368	2,482	1,522	2,993	3,090	435	N/A
2017							–	–	–	–	–	N/A
2018								–	–	–	–	N/A
2019									–	–	–	N/A
2020										–	–	N/A
Total										$75,161	$6,122

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$50	$637	$2,061	$4,983	$8,104	$10,404	$11,679	$12,280	$12,404	$12,629
2012		103	992	2,388	5,077	8,355	11,239	13,091	13,706	14,403
2013			123	1,135	5,088	10,988	14,779	18,229	19,201	20,157
2014				723	761	2,241	3,999	6,627	7,732	8,890
2015					10	390	1,899	3,207	3,964	5,162
2016						–	5	99	2,254	2,496
2017							–	–	–	–
2018								–	–	–
2019									–	–
2020										–
Total										$63,737
Outstanding liabilities prior to 2011, net of reinsurance										534
Liabilities for claims and claims adjustment expenses, net of reinsurance										$11,958

Occupational Accident

											As of December 31, 2020 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										Total of Incurred-but-Not-Reported Liabilities Plus Expected Development	Number of Reported
Accident Year	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)										on Reported	Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2018	2020	Claims	Per Year
2011	$6,249	$6,937	$6,485	$6,283	$6,151	$6,297	$6,264	$6,263	$6,287	$6,275	$2	472
2012		5,272	4,168	3,908	3,758	3,585	3,566	3,551	3,773	3,758	8	380
2013			6,410	5,044	4,403	4,390	4,166	4,107	4,082	4,082	–	337
2014				5,283	4,865	4,147	4,093	4,031	4,061	4,041	38	325
2015					3,897	3,539	3,715	3,846	3,832	3,698	111	275
2016						6,729	6,312	5,847	5,965	4,894	112	704
2017							17,041	13,334	12,976	11,031	111	1,040
2018								16,365	17,053	12,147	412	892
2018									10,498	11,134	1,469	882
2020										12,869	2,508	772
Total										$73,929	$4,771

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2011-2019 is Supplementary Information and Unaudited)
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$2,159	$4,861	$6,003	$6,050	$6,020	$6,278	$6,219	$6,232	$6,246	$6,267
2012		1,082	2,648	3,190	3,390	3,377	3,442	3,482	3,521	3,555
2013			1,989	3,565	3,768	4,108	4,110	4,107	4,082	4,082
2014				2,000	3,685	3,861	3,909	3,948	3,968	3,968
2015					739	1,934	2,670	2,988	3,224	3,285
2016						1,596	4,388	4,818	4,807	4,785
2017							3,229	7,756	9,126	9,645
2018								5,324	9,807	10,642
2019									4,007	7,782
2020										4,978
Total										$58,989
Outstanding liabilities prior to 2011, net of reinsurance										99
Liabilities for claims and claims adjustment expenses, net of reinsurance										$15,039

Physical Damage (1)

				As of December 31, 2020
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			Total of Incurred-but-Not- Reported Liabilities Plus	Number of
	For the Years Ended December 31 (2018-2019 is Supplementary Information and Unaudited)			Expected Development	Reported Claims
Accident Year	2018	2019	2020	on Reported Claims	Per Year
2018	$53,726	$50,122	$49,767	$22	11,151
2019	–	55,354	54,126	141	10,472
2020		–	56,602	3,233	9,130
Total			$160,495	$3,396

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31 (2018-2019 is Supplementary Information and Unaudited)
Accident Year	2018	2019	2020
2018	$41,631	$49,685	$49,638
2019	–	44,197	53,647
2020		–	42,726
Total			$146,011
Outstanding liabilities prior to 2018, net of reinsurance			77
Liabilities for claims and claims adjustment expenses, net of reinsurance			$14,561

(1)	The majority of physical damage claims settle within a two-year period. The triangles above have been abbreviated to reflect the short-tail nature of this business.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheet at December 31, 2020 and 2019 is as follows.

	2020	2019
Net outstanding liabilities
Commercial Liability	$420,698	$355,148
Workers' Compensation	168,859	154,409
Occupational Accident	15,039	19,840
Physical Damage	14,561	11,676
Professional Liability Assumed	11,958	16,079
Other short-duration insurance lines	10,016	10,478
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	641,131	567,630

Reinsurance recoverable on unpaid claims
Commercial Liability	209,126	209,152
Workers' Compensation	211,421	182,908
Occupational Accident	500	1,979
Physical Damage	1,054	655
Other short-duration insurance lines	2,267	3,611
Reinsurance recoverable on unpaid losses at the end of the year	424,368	398,305

Unallocated claims adjustment expenses	24,170	22,370

Total gross liability for unpaid claims and claims adjustment expense	$1,089,669	$988,305

The following is supplementary information about average historical claims duration as of December 31, 2020:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Supplementary Information and Unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Commercial Liability	8.8%	25.2%	22.8%	19.8%	8.9%	5.4%	3.3%	0.8%	1.1%	–
Workers' Compensation	16.9%	26.5%	16.1%	10.1%	6.2%	3.8%	3.1%	2.0%	1.1%	0.6%
Occupational Accident	36.2%	40.7%	11.2%	4.1%	1.0%	1.6%	(0.1)%	0.4%	0.6%	0.3%
Physical Damage	81.6%	16.3%	(0.4)%	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Professional Liability Assumed	1.4%	3.2%	11.8%	27.6%	16.9%	14.9%	9.0%	4.1%	2.6%	1.7%

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

For the Company's commercial automobile risks, which are covered by regularly updated reinsurance agreements and which contain wide-ranging self-insured retentions ("SIR"), traditional actuarial methods are supplemented by other methods, as described below, in consideration of the Company's exposures to loss.  In situations where the Company's reinsurance structure, the insured's SIR selections, policy volume, and other factors are changing, current accident period loss exposures may not be homogenous enough with historical loss data to allow for reliable projection of future developed losses.  Therefore, the Company supplements the above-described actuarial methods with loss ratio reserving techniques developed from the Company's proprietary databases to arrive at the reserve for incurred but not reported losses for the calendar/accident period under review.  As losses for a given calendar/accident period develop with the passage of time, management evaluates such development on a monthly and quarterly basis and adjusts reserve factors, as necessary, to reflect current judgment with regard to the anticipated ultimate incurred losses.  This process continues until all losses are settled for each period subject to this method.  The Company notes there is more inherent uncertainty in 2020 than normal due to COVID-19, which could lead to either favorable or unfavorable impacts to its loss development that are currently unknown.

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

The following table summarizes the impact of reinsurance ceded and assumed on the Company's net premiums written and earned for the most recent three years:

	Premiums Written			Premiums Earned
	2020	2019	2018	2020	2019	2018
Direct	$546,708	$574,181	$581,070	$557,795	$570,959	$562,364
Ceded on direct	(106,561)	(122,676)	(138,102)	(113,125)	(124,446)	(131,080)
Net direct	440,147	451,505	442,968	444,670	446,513	431,284

Assumed	853	737	1,430	845	775	1,596
Ceded on assumed	–	–	–	–	–	–
Net assumed	853	737	1,430	845	775	1,596

Net	$441,000	$452,242	$444,398	$445,515	$447,288	$432,880

Net losses and loss expenses incurred for 2020, 2019 and 2018 have been reduced by ceded reinsurance recoveries of approximately $105,895, $121,927 and $148,173, respectively.  Ceded reinsurance premiums and loss recoveries for the purchase of catastrophe reinsurance coverage on the Company's net direct business were not material.

Net losses and loss expenses incurred include expenses of $432 for 2020, expenses of $193 for 2019 and a savings of $1,300 for 2018, relating to reinsurance assumed from non-affiliated insurance or reinsurance companies.

Components of reinsurance recoverable at December 31, 2020 and 2019 are as follows:

	2020	2019
Case unpaid losses, net of allowance for reinsurance	$166,171	$166,675
Incurred but not reported unpaid losses and loss expenses	257,225	230,459
Paid losses and loss expenses	24,133	20,334
Unearned premiums	8,035	14,599
	$455,564	$432,067

Note E - Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "U.S. Tax Act") was signed into law, which lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.  The Company finalized its accounting for the tax effects of the U.S. Tax Act during 2018. No material adjustments to income tax expense (benefit) were recorded during 2018.

Deferred income taxes are calculated to account for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax liabilities:
Unrealized gain on fixed income and equity security investments	$8,159	$5,327
Deferred acquisition costs	2,538	2,821
Loss and loss expense reserves	2,222	2,701
Limited partnership investments	–	2,587
Accelerated depreciation	669	687
Other	1,495	1,361
Total deferred tax liabilities	15,083	15,484

Deferred tax assets:
Loss and loss expense reserves	12,923	11,460
Limited partnership investments	822	–
Unearned premiums discount	2,339	2,529
Impairment related investment declines	435	39
Deferred compensation	1,999	1,181
Deferred ceding commission	492	1,037
Allowance for credit losses	3,580	–
Other	1,473	1,273
Total deferred tax assets	24,063	17,519

Net deferred tax assets	$8,980	$2,035

A summary of the difference between federal income tax expense (benefit) computed at the statutory rate and that reported in the consolidated financial statements as of December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018

Statutory federal income rate applied to pre-tax income (loss)	$1,336	$1,821	$(9,213)
Tax effect of (deduction):
Tax-exempt investment income	(239)	(402)	(253)
Valuation allowance	1,264	–	–
Other	(461)	(93)	(331)
Federal income tax expense (benefit)	$1,900	$1,326	$(9,797)

Federal income tax expense (benefit) as of December 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018
Tax expense (benefit) on pre-tax income (loss):
Current	$7,144	$1,377	$8,997
Deferred	(5,244)	(51)	(18,794)
	$1,900	$1,326	$(9,797)

The provision for deferred federal income taxes as of December 31, 2020, 2019 and 2018 consists of the following:

	2020	2019	2018
Limited partnerships	$(3,409)	$1,143	$(2,383)
Discounts of loss and loss expense reserves	(1,944)	(2,269)	(2,704)
Reserves - salvage and subrogation and other	1	(74)	427
Unearned premium discount	190	(208)	(484)
Deferred compensation	(818)	(600)	305
Impairment related investment declines	(1,400)	(411)	695
Deferred acquisitions costs and ceding commission	262	405	201
Unrealized gains / losses	(59)	1,837	(13,876)
Valuation allowance	1,264	–	–
Other	669	126	(975)
Provision for deferred federal income taxes	$(5,244)	$(51)	$(18,794)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  The Company considered several factors when analyzing the need for a valuation allowance, including the Company's current three year cumulative GAAP loss through December 31, 2020, the increase in deferred tax assets due to the adoption of CECL at January 1, 2020 discussed in Note A, the change in unrealized gains and losses and the loss of a high taxable income year from the carryback period.  The three year cumulative loss limits the Company's ability to use projected income beyond 2020 in the analysis.  As of December 31, 2020 and 2019, the Company had no valuation allowance. However, the application of intra-period tax allocation rules to benefits associated with deferred tax assets resulted in a charge to continuing operations as of December 31, 2020 of $1,264 in the consolidated statement of operations, offset by a corresponding benefit in shareholders' equity within accumulated other comprehensive income.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act, noting it does not have a material impact.

The Company has no uncertain tax positions as of December 31, 2020 or 2019.  The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit) and changes in such accruals would impact the Company's effective tax rate.  There were no amounts accrued for the payment of interest at December 31, 2020, 2019 and 2018.  As of December 31, 2020, calendar years 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service.

Note F - Shareholders' Equity

The Company's Class A and Class B Common Stock has a stated value of approximately $0.04 per share.  The Company paid a total of $5,692, or $0.40 per share, in dividends during 2020, $5,857, or $0.40 per share, during 2019 and $16,835, or $1.12 per share, during 2018.

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

During the year ended December 31, 2020, the Company paid $1,782 to repurchase 126,764 shares of Class B Common Stock at an average share price of $14.07 under the share repurchase program.  No share repurchases have been made by the Company since March 20, 2020.

Accumulated Other Comprehensive Income (Loss)

A reconciliation of the components of accumulated other comprehensive income (loss) at December 31, 2020 and 2019 is as follows:

	2020	2019
Investments:
Total unrealized gain before federal income tax expense (benefit)	$26,259	$12,491
Deferred tax benefit (liability) (1)	(4,255)	(2,628)
Net unrealized gains on investments	22,004	9,863

Foreign exchange adjustment:
Total unrealized losses	(310)	(625)
Deferred tax benefit	65	131
Net unrealized losses on foreign exchange adjustment	(245)	(494)

Accumulated other comprehensive income	$21,759	$9,369

(1)	Includes the $1,264 valuation allowance benefit recorded in other comprehensive income. See Note E - Income Taxes for additional information.

Details of changes in net unrealized gains (losses) on investments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Investments:
Pre-tax holding gains (losses) on fixed income securities arising during period	$10,501	$19,182	$(12,253)
Less: applicable federal income tax expense (benefit) (1)	941	4,028	(2,573)
	9,560	15,154	(9,680)

Pre-tax gains (losses) on fixed income securities included in net income (loss) during period (1)	(3,267)	(1,161)	(3,560)
Less: applicable federal income tax expense (benefit)	(686)	(244)	(748)
	(2,581)	(917)	(2,812)

Change in unrealized gains (losses) on investments	$12,141	$16,071	$(6,868)

(1)	Includes the $1,264 valuation allowance benefit recorded in other comprehensive income. See Note E - Income Taxes for additional information.

Note G - Other Operating Expenses

Details of other operating expenses for the years ended December 31:

	2020	2019	2018
Amortization of gross deferred policy acquisition costs	$79,947	$81,734	$78,105
Other underwriting expenses	66,005	59,975	46,638
Reinsurance ceded credits	(24,764)	(25,932)	(23,124)
Total underwriting expenses	121,188	115,777	101,619

Operating expenses of non-insurance companies	22,240	22,679	32,406
Goodwill impairment charge	–	–	3,152
Total other operating expenses	$143,428	$138,456	$137,177

Note H - Employee Benefit Plans

The Company maintains a defined contribution 401(k) Employee Savings and Profit Sharing Plan (the "Plan") which covers nearly all employees.  The Company's contributions are based on a set percentage and the contributions to the Plan for 2020, 2019 and 2018 were $3,274, $3,213 and $3,486, respectively.

Note I - Stock Based Compensation

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares vested and were distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares also vested and were distributed on May 7, 2020.  The table below provides details of the restricted stock issuances to directors for 2020, 2019 and 2018:

Grant Date	Number of Shares Issued	Vesting Date	Service Period	Grant Date Fair Value Per Share
2/9/2018	408	5/9/2018	2/9/2018 - 6/30/2018	$24.20
5/8/2018	19,085	5/8/2019	7/1/2018 - 6/30/2019	$23.05
5/7/2019	29,536	5/7/2020	7/1/2019 - 6/30/2020	$16.25
5/17/2019	3,591	5/7/2020	5/17/2019 - 6/30/2020	$16.25
5/22/2019	3,541	5/7/2020	5/22/2019 - 6/30/2020	$16.25
5/5/2020	42,220	5/5/2021	7/1/2020 - 6/30/2021	$14.21

Compensation expense related to the above stock grants is recognized over the period in which the directors render the services.

Director compensation expense associated with these restricted stock grants of $598, $518 and $464 was charged against income for the restricted stock awards granted in 2020, 2019 and 2018, respectively.

In March 2018, the Company's Compensation Committee, now known as the Compensation and Human Capital Committee (the "Committee"), granted equity-based awards pursuant to the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan").  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2018 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a measurement of the combined results of the Company's 2018 growth in gross premiums earned and the Company's 2018 combined ratio.  The combined ratio is calculated as a ratio of (A) losses and loss expenses incurred, plus other operating expenses, less commission and other income to (B) net premiums earned.  No 2018 LTIP Awards were earned based on the Company's performance in 2018, and therefore no shares were issued pursuant to the 2018 LTIP Awards.  In addition to the 2018 LTIP Awards, in March 2018 the Committee also granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Long-Term Incentive Plan.  The 2018 VCIP Awards are performance-based equity awards that could be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Committee in March 2018.  For the purpose of the 2018 VCIP Awards, cumulative operating income is equal to income before taxes excluding net realized gains (losses) on investments.  Any 2018 VCIP Awards earned would have been paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares were earned under the 2018 VCIP Awards for the three-year performance period ended December 31, 2020.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019, 21,250 shares vested as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company incurred $193 of expense during the year ended December 31, 2020 related to the Nichols Stock Grant.

In March 2019, the Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards was determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income was calculated as income (loss) before federal income tax expense (benefit), less net realized and unrealized gains (losses) on investments, less net investment income.  The personal performance component of the 2019 LTIP Awards was determined based on the achievement of personal goals that aligned with departmental and corporate objectives for 2019.  2019 LTIP Awards earned were paid in shares of restricted Class B Common Stock in early 2020.  One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company incurred $110 of expense during the year ended December 31, 2020 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company incurred $240 of expense during the year ended December 31, 2020 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $352 of expense during the year ended December 31, 2020 related to this grant.

On July 6, 2020, the Committee granted a total of 101,400 restricted shares of the Company's Class B Common Stock to certain members of senior management under the Long-Term Incentive Plan.  These 101,400 restricted shares will vest on July 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $221 of expense during the year ended December 31, 2020 related to this grant.

Note J – Segment Information

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.

The following table summarizes segment revenues for the years ended December 31:

	2020	2019	2018
Revenues:
Net premiums earned	$445,515	$447,288	$432,880
Net investment income	25,422	26,249	22,048
Net realized and unrealized gains (losses) on investments	(9,236)	12,889	(25,691)
Commissions and other income	7,048	9,171	9,932
Total revenues	$468,749	$495,597	$439,169

Note K - Earnings (Loss) Per Share

The following is a reconciliation of the denominators used in the calculation of basic and diluted earnings (loss) per share for the years ended December 31:

	2020	2019	2018
Average shares outstanding for basic earnings (loss) per share	14,140,178	14,520,815	14,964,812

Dilutive effect of share equivalents	129,806	99,118	–

Average shares outstanding for diluted earnings (loss) per share	14,269,984	14,619,933	14,964,812

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

The amount of collateral required of an insured is determined by the financial condition of the insured, the type of obligations guaranteed by the Company, estimated reserves for incurred losses within the SIR or deductible that have been reported to the insured or the Company, estimated incurred but not reported losses, and estimated losses that are expected to occur within the SIR or be deductible prior to the next collateral adjustment date.  In general, the Company attempts to hold collateral equal to 100% of the ultimate losses that would be paid by or due the Company in the event of an insured's default.  Periodic audits are conducted by the Company to evaluate its exposure and the collateral required.  If a deficiency in collateral is noted as the result of an audit, additional collateral is requested immediately.  Because collateral amounts contain numerous estimates of the Company's exposure, are adjusted only periodically and are sometimes reduced based on the superior financial condition of the insured, the amount of collateral held by the Company at a given point in time may not be sufficient to fully reimburse the Company for all amounts due in the event of an insured's default.  In that regard, the Company is not fully collateralized for the potential maximum exposure relating to FedEx Corporation and certain of its subsidiaries and related entities ("FedEx"). However, the Company believes that an event of default in excess of the collateralized amounts is remote.

The Company's balance sheet includes paid and estimated unpaid amounts recoverable from reinsurers under various agreements.  These recoverables are only partially collateralized.  The two largest amounts due from individual reinsurers, net of collateral and offsets, were $55,097 and $46,488 at December 31, 2020.

Note M – Acquisition and Related Goodwill and Intangibles

On October 31, 2008, the Company purchased a commercial lines specialty insurance agency for a cash purchase price of $3,500.  As part of the purchase, the Company recorded goodwill of $3,152 and intangible assets of $179.  Accumulated amortization of intangible assets was $179 as of both December 31, 2020 and 2019.

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

Note N – Fair Value

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of December 31, 2020:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$11,931	$–	$11,931	$–
Agency mortgage-backed securities	102,107	–	102,107	–
Asset-backed securities	107,696	–	107,696	–
Bank loans	11,361	–	11,361	–
Collateralized mortgage obligations	5,118	–	5,118	–
Corporate securities	352,837	–	352,837	–
Options embedded in convertible securities	7,404	–	7,404	–
Mortgage-backed securities	38,056	–	38,056	–
Municipal obligations	45,143	–	45,143	–
Non-U.S. government obligations	30,600	–	30,600	–
U.S. government obligations	207,439	–	207,439	–
Total fixed income securities	919,692	–	919,692	–
Equity securities:
Consumer	11,598	11,598	–	–
Energy	1,227	1,227	–	–
Financial	29,064	29,064	–	–
Industrial	5,180	5,180	–	–
Technology	2,851	2,851	–	–
Other	8,249	8,249	–	–
Total equity securities	58,169	58,169	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	47,026	–	47,026	–
Total	$1,025,887	$59,169	$966,718	$–

As of December 31, 2019:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$12,093	$–	$12,093	$–
Agency mortgage-backed securities	56,280	–	56,280	–
Asset-backed securities	106,397	–	106,397	–
Bank loans	14,568	–	14,568	–
Certificates of deposit	2,835	2,835	–	–
Collateralized mortgage obligations	5,616	–	5,616	–
Corporate securities	276,087	–	276,087	–
Options embedded in convertible securities	5,294	–	5,294	–
Mortgage-backed securities	47,463	–	47,463	–
Municipal obligations	36,286	–	36,286	–
Non-U.S. government obligations	24,179	–	24,179	–
U.S. government obligations	208,440	–	208,440	–
Total fixed income securities	795,538	2,835	792,703	–
Equity securities:
Consumer	16,707	16,707	–	–
Energy	3,074	3,074	–	–
Financial	31,577	31,577	–	–
Industrial	4,927	4,927	–	–
Technology	2,817	2,817	–	–
Funds (e.g., mutual funds, closed end funds, ETFs)	9,460	9,460	–	–
Other	8,250	8,250	–	–
Total equity securities	76,812	76,812	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	59,780	–	59,780	–
Total	$933,130	$80,647	$852,483	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.
Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets at December 31, 2020 or 2019. Level 3 assets, when present, are valued using various unobservable inputs including extrapolated data, proprietary models and indicative quotes.

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

Transfers between levels, if any, are recorded as of the beginning of the reporting period.  There were no significant transfers of assets between Level 1 and Level 2 during 2020 or 2019.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's consolidated balance sheets at December 31, 2020 and 2019 is as follows:

	Carrying	Fair Value
2020:	Value	Level 1	Level 2	Level 3	Total
Assets:
Limited partnerships	$7,214	$–	$–	$7,214	$7,214
Commercial mortgage loans	10,602	–	–	11,425	11,425
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

2019:
Assets:
Limited partnerships	$23,292	$–	$–	$23,292	$23,292
Commercial mortgage loans	11,782	–	–	12,068	12,068
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

Note O - Quarterly Results of Operations (Unaudited)

Quarterly results of operations are as follows:

	2020				2019
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net premiums earned	$109,659	$97,730	$117,853	$120,273	$110,012	$115,631	$110,288	$111,357
Net investment income	7,236	6,379	5,486	6,321	6,231	6,500	6,703	6,815
Net realized and unrealized gains (losses) on investments	(27,756)	10,615	144	7,761	6,027	2,889	125	3,848
Losses and loss expenses incurred	81,831	68,208	84,673	84,246	87,122	90,433	84,781	86,132

Net income (loss)	(22,156)	11,367	3,281	11,971	2,748	1,535	(707)	3,771

Net income (loss) per diluted share	$(1.56)	$0.80	$0.23	$0.84	$0.18	$0.11	$(0.05)	$0.26

Note P - Statutory

Net income of the Insurance Subsidiaries, all of which are wholly-owned, as determined in accordance with statutory accounting practices, was $3,881, $25,302 and $36,236 for 2020, 2019 and 2018, respectively.  Consolidated statutory capital and surplus for these Insurance Subsidiaries was $347,489 and $371,793 at December 31, 2020 and 2019, respectively, of which $50,584 may be transferred by dividend or loan to Protective during calendar year 2021 with proper notification to, but without approval from, regulatory authorities.

State regulatory authorities prescribe calculations of the minimum amount of statutory capital and surplus necessary for each insurance company to remain authorized.  These computations are referred to as risk-based capital requirements and are based on a number of complex factors taking into consideration the quality and nature of assets, the historical adequacy of recorded liabilities and the specific nature of business conducted.  At December 31, 2020, the minimum statutory capital and surplus requirements of the Insurance Subsidiaries was $136,544.  Actual consolidated statutory capital and surplus at December 31, 2020 exceeded this requirement by $210,946.

Note Q - Leases

The Company leases certain computer and related equipment using noncancelable operating leases.  Lease expense for 2020, 2019 and 2018 was $135, $302 and $204, respectively.  At December 31, 2020, future lease payments for operating leases with initial or remaining noncancelable terms of one year or more consisted of the following:

2021	$103
2022	18
2023	–
2024 and thereafter	–
Total minimum payments required	$121

The Company recorded a right-of-use asset and lease liability on the consolidated balance sheet at December 31, 2020 of $120, which are included within other assets and accounts pyable and other liabilities.

Note R – Debt

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of December 31, 2020.  At December 31, 2020, the effective interest rate was 1.25%, and the Company had $20,000 remaining under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of December 31, 2020.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

Note S - Related Parties

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $7,796 at December 31, 2020.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $110, $145 and $103 for the years ended December 31, 2020, 2019 and 2018.

Note T - Litigation, Commitments and Contingencies

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company, other than as noted below.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“Protective”) was named as a defendant in an action brought by a former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”), in the U.S. District Court for the Central District of California (the “California Action”) alleging that Protective had breached its workers’ compensation insurance policy and had breached the duties of good faith and fair dealing. Protective provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.  In August 2019, Protective filed a motion to dismiss or stay the action.  On April 28, 2020, Protective's motion to dismiss the California Action was granted without prejudice on grounds that Indiana is the more appropriate forum.  On May 4, 2020, PSG filed a notice of appeal in the 9th Circuit Court of Appeals, challenging the order of dismissal in the California Action.

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

In February 2020, the Indiana Court issued an order dismissing the Indiana Action without prejudice; the Indiana Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.  Following the court's granting of Protective’s motion to dismiss in the California Action, on May 1, 2020, Protective filed a motion with the Indiana Court to re-open the Indiana Action, which was denied on September 23, 2020.  On December 22, 2020, Protective moved for reconsideration of its Motion to Re-Open the Indiana Action, which the Indiana Court granted on February 5, 2021.  On February 18, 2021, PSG moved for further reconsideration and for hearing, which was held on March 2, 2021.  The Indiana court has taken the matter under advisement.  Protective intends to vigorously pursue its claims against PSG, however, the ultimate outcome cannot be presently determined.

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

As of December 31, 2020, Protective had approximately $21,780 in receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly invoices have been approximately $740.  PSG’s estimated ultimate obligation under the agreements is approximately $47,000 as of December 31, 2020 (inclusive of the $21,780 in receivables noted above).  At December 31, 2020, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter.

The Company included this matter in its assessment of the impact of adopting ASU 2016-13, the new guidance for measuring CECL, which is discussed in Note A.  A probability-of-default methodology was applied to projected estimated cash flows to estimate the allowance for expected credit losses for this matter.  The Company considered the delay in reimbursement for claims paid as well as probability of default assumptions when analyzing the credit loss related to this matter.  As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax) as a reduction to equity.  During the third quarter of 2020, the Company performed an update to its CECL allowance calculation related to the PSG matter.  As noted above, there have been further delays in the litigation process, which have extended the estimated cash flow timing.  As a result of these delays and an increase in the estimated ultimate obligation, the Company recorded an additional allowance of $1,500 ($1,185, net of tax) within other operating expenses in the condensed consolidated statement of operations in the third quarter of 2020.  No additional allowance was recorded in the fourth quarter of 2020.  In the event of a situation that results in no recovery from PSG, the Company would incur an estimated charge to the consolidated statement of operations of $30,500 ($24,095, net of tax), which represents the estimated ultimate obligation discussed above less the CECL allowance.

Note U – Subsequent Events

Proposed Merger with The Progressive Corporation

Merger Agreement

On February 14, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Progressive Corporation, an Ohio corporation (“Progressive”), and Carnation Merger Sub Inc., an Indiana corporation and wholly-owned indirect subsidiary of Progressive (“Merger Sub”).  The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Merger Sub with and into the Company (the “Merger”), whereupon the separate existence of Merger Sub will cease and Protective will continue as the surviving corporation and as a wholly-owned indirect subsidiary of Progressive.

The Company's Board of Directors (the "Board"), at the unanimous recommendation of the Special Committee of the Board, unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and fair to, and in the best interests of, the Company and its shareholders, and approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby. The Merger is expected to close prior to the end of the third quarter of 2021.  At the effective time of the Merger, each issued and outstanding share of common stock, without par value, of the Company (other than each share of the Company’s common stock that is owned by the Company as treasury stock or by any subsidiary of the Company and each share of the Company’s common stock owned by Progressive, Merger Sub or any other subsidiary of Progressive immediately prior to the effective time of the Merger) will be automatically canceled and converted into the right to receive $23.30 in cash, without interest for a total transaction value of approximately $338 million.

The Merger Agreement contains various customary representations and warranties from each of the Company, Progressive and Merger Sub.  The Company has also agreed to various customary covenants, including but not limited to conducting its business in the ordinary course and not engaging in certain types of transactions during the period between the execution of the Merger Agreement and the closing of the Merger.  However, the Merger Agreement permits the Company to continue to pay regular quarterly dividends not to exceed $0.10 per share of the Company’s common stock. The Merger is subject to certain conditions, including approval of the Merger by the Company's Class A shareholders, legal and regulatory approvals including from the Indiana Department of Insurance and the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as other customary closing conditions.

Voting and Support Agreement

On February 14, 2021, the Company also entered into a Voting and Support Agreement (the “Voting Agreement”) with Progressive and certain of the Company's shareholders. The Voting Agreement requires that the Company shareholders party to the Voting Agreement: (i) appear at the meeting of the holders of the Company's Class A common stock to consider resolutions to approve the Merger Agreement and the Merger or otherwise cause their shares of the Company's common stock to be counted as present for purposes of calculating a quorum, and (ii) vote their shares (a) in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby and any action reasonably requested by Progressive or the Board in furtherance of the foregoing, (b) against any action or agreement that would result in a material breach of any covenant, representation or warranty or other obligation or agreement of the Company contained in the Merger Agreement and (c) against any takeover proposal or superior proposal (provided, that if the Board changes its recommendation with respect to the Merger, any shares of Class A common stock owned by such shareholders in excess of approximately 35% of the outstanding shares of Class A common stock will be voted in the same proportion as those shares of Class A common stock voted by the holders of the Company’s Class A common stock that are not party to the Voting Agreement).

There can be no assurance that the Merger will occur or, if it does occur, of its terms or timing.  For additional information regarding the risks associated with the Merger, please see Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K.

Dividends

On February 22, 2021, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable March 10, 2021 to shareholders of record on March 5, 2021.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation as of December 31, 2020, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act". Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the three months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on the Company's evaluation under this framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.  The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Protective Insurance Corporation

Opinion on Internal Control over Financial Reporting

We have audited Protective Insurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Protective Insurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Protective Insurance Corporation and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated March 11, 2021 expressed an unqualified opinion thereon.

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
March 11, 2021

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning the Company's directors and nominees for director, Audit Committee members and financial expert(s) and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

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

Item 11.  EXECUTIVE COMPENSATION *

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is incorporated herein by reference from the Company's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.
List of Financial Statements--The following consolidated financial statements of the registrant and its subsidiaries (including the Report of Independent Registered Public Accounting Firm) are submitted in Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets - December 31, 2020 and 2019
Consolidated Statements of Operations - Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders' Equity - Years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019 and 2018
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
2.1
Agreement and Plan of Merger, dated as of February 14, 2021, by and among the Company, The Progressive Corporation and Carnation Merger Sub Inc. (Incorporated as an exhibit by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 16, 2021)

3.1
Amended and Restated Articles of Incorporation of Protective Insurance Corporation (Incorporated as an exhibit by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)

3.2
Code of By-Laws of Protective Insurance Corporation, as amended through January 3, 2021 (Incorporated as an exhibit by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 4, 2021)

4.1
Description of the Company’s Securities Registered Under Section 12 of the Exchange Act (Incorporated as an exhibit by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.1
Protective Insurance Corporation Restricted Stock Compensation Plan (Incorporated as an exhibit by reference to Exhibit A to the Company's definitive Proxy Statement filed on April 1, 2010 for its Annual Meeting held May 4, 2010)*

10.2
Protective Insurance Corporation Annual Incentive Plan (Incorporated as an exhibit by reference to Appendix A to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.3
Protective Insurance Corporation Long-Term Incentive Plan (Incorporated as an exhibit by reference to Appendix B to the Company's definitive Proxy Statement filed on April 7, 2017 for its Annual Meeting held May 9, 2017)*

10.4
Employment Agreement, effective as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2019)*

10.5
Amendment 1 to the Employment Agreement, effective as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson, dated as of March 31, 2020 (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2020)*

10.6
Amendment 2 to the Employment Agreement, effective as of May 22, 2019, by and between the Company and Jeremy D. Edgecliffe-Johnson, dated as of August 3, 2020 (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2020)*

10.7
Offer Letter, dated September 6, 2019, between the Company and John R. Barnett (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019)*

10.8
Non-Compete, Severance and Confidentiality Agreement, dated effective as of October 1, 2019, between the Company and John R. Barnett (Incorporated as an exhibit by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019)*

10.9
Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated May 25, 2018, by and between the Company and Jeremy F. Goldstein (Incorporated as an exhibit by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.10
Confidentiality, Non-Competition, and Non-Solicitation Agreement, dated July 26, 2018, by and between the Company and Patrick S. Schmiedt (Incorporated as an exhibit by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018)*

10.11
Offer Letter, dated August 23, 2019, between the Company and Bahr D. Omidfar (Incorporated as an exhibit by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.12
Non-Compete, Severance and Confidentiality Agreement, dated effective as of September 16, 2019, between the Company and Bahr D. Omidfar (Incorporated as an exhibit by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.13
Severance, Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 22, 2018, by and between the Company and Matthew A. Thompson (Incorporated as an exhibit by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2018)*

10.14
Employment Agreement, dated as of November 13, 2018, by and between the Company and John D. Nichols, Jr. (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on November 16, 2018)*

10.15
Form of November 2019 Protective Insurance Corporation Long-Term Incentive Award Agreement (Incorporated as an exhibit by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)*

10.16
Form of Long-Term Incentive Plan Award Agreement, by and between the Company and certain Executives, dated as of July 6, 2020 (Incorporated as an exhibit by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2020)*

10.17
Form of Indemnification Agreement, by and between the Company and members of the Company's Board of Directors, dated as of May 5, 2020 (Incorporated as an exhibit be reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2020)*

10.18
Voting and Support Agreement, dated as of February 14, 2021, by and among the Company, The Progressive Corporation and the Company's shareholders listed therein (Incorporated as an exhibit by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2021)

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

101
The following materials from Protective Insurance Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statements of Comprehensive Income (Loss), (4) the Consolidated Statements of Shareholders' Equity, (5) the Consolidated Statements of Cash Flows, and (6) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management contracts or compensatory plans or arrangements.

Item 16.  FORM 10-K SUMMARY

None.

SCHEDULE I

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)
As of December 31, 2020

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Consolidated Balance Sheet (1)
Fixed Income Securities:
Bonds:
Agency collateralized mortgage obligations	$11,448	$11,931	$11,931
Agency mortgage-backed securities	99,060	102,107	102,107
Asset-backed securities	108,686	107,696	107,696
Bank loans	11,590	11,361	11,361
Collateralized mortgage obligations	5,061	5,118	5,118
Corporate securities	344,059	360,241	360,241
Mortgage-backed securities	40,675	38,056	38,056
Municipal obligations	43,353	45,143	45,143
Non-U.S. government obligations	29,882	30,600	30,600
U.S. government obligations	200,654	207,439	207,439
Total fixed income securities	894,468	919,692	919,692

Equity Securities:
Common Stocks:
Consumer	9,619	11,598	11,598
Energy	2,046	1,227	1,227
Financial	24,007	29,064	29,064
Industrial	4,066	5,180	5,180
Technology	1,749	2,851	2,851
Other	6,950	8,249	8,249
Total equity securities	48,437	58,169	58,169

Commercial mortgage loans	10,602	11,425	10,602
Short-term:
Certificates of deposit	1,000	1,000	1,000
Total short-term and other	1,000	1,000	1,000

Total investments	$954,507	$990,286	$989,463

(1)	Amounts presented above do not include investments of $47,026 classified as cash and cash equivalents in the consolidated balance sheet.

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS - PARENT COMPANY ONLY
(in thousands)

	December 31
	2020	2019
Assets
Investment in subsidiaries	$389,757	$398,725
Due from affiliates	7,877	1,579
Investments other than subsidiaries:
Fixed income securities	23,379	23,979
Limited partnerships	206	206
	23,585	24,185
Cash and cash equivalents	12,917	7,059
Accounts receivable	7,059	5,606
Other assets	14,316	22,153
Total assets	$455,511	$459,307

Liabilities and shareholders' equity

Liabilities:
Premiums payable	$16,866	$20,238
Deposits from insureds	44,268	42,067
Short-term borrowings	20,000	20,000
Other liabilities	11,295	12,686
	92,429	94,991
Shareholders' equity:
Common stock:
Class A	111	111
Class B	498	499
Additional paid-in capital	54,571	53,349
Accumulated other comprehensive income	21,759	9,369
Retained earnings	286,143	300,988
	363,082	364,316

Total liabilities and shareholders' equity	$455,511	$459,307

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2020	2019	2018
Revenue:
Commissions and service fees	$15,011	$14,149	$17,456
Cash dividends from subsidiaries	–	–	5,000
Net investment income	453	692	569
Net realized losses on investments	(10)	(46)	(192)
Other	138	17	51
	15,592	14,812	22,884
Expenses:
Salary and related items	10,663	11,804	20,158
Other	11,048	10,386	11,724
	21,711	22,190	31,882
Loss before federal income tax benefit and equity in undistributed income of subsidiaries	(6,119)	(7,378)	(8,998)
Federal income tax benefit	(1,333)	(1,452)	(2,862)
	(4,786)	(5,926)	(6,136)
Equity in undistributed income of subsidiaries	9,249	13,273	(27,939)

Net income (loss)	$4,463	$7,347	$(34,075)

SCHEDULE II

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2020	2019	2018
Net income (loss)	$4,463	$7,347	$(34,075)

Other comprehensive income (loss), net of tax:
Unrealized net gains (losses) on fixed income securities	12,141	16,071	(6,868)

Foreign currency translation adjustments	249	645	(830)

Other comprehensive income (loss)	12,390	16,716	(7,698)

Comprehensive income (loss)	$16,853	$24,063	$(41,773)

SCHEDULE II
PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
(in thousands)

	Year Ended December 31
	2020	2019	2018
Net cash provided by operating activities	$12,350	$10,643	$14,019

Investing activities:
Purchases of investments	(7,795)	(4,967)	(11,435)
Sales or maturities of investments	8,777	3,935	11,213
Distributions from limited partnerships	–	1	–
Net purchases of property and equipment	–	(380)	(3,677)
Net cash provided by (used in) investing activities	982	(1,411)	(3,899)

Financing activities:
Dividends paid to shareholders	(5,692)	(5,857)	(16,835)
Repurchase of common shares	(1,782)	(11,501)	(4,596)
Net cash used in financing activities	(7,474)	(17,358)	(21,431)

Increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	5,858	(8,126)	(11,311)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	7,059	15,185	26,496
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$12,917	$7,059	$15,185

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

SCHEDULE III

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	As of December 31				Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Unearned Premiums	Other Policy Claims and Benefits Payable	Net Premium Earned	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written
						(A)	(A)		(A) (B)
Property/Casualty Insurance
2020	$9,744	$1,089,669	$63,731	–	$445,515	$25,422	$318,958	$79,947	$41,241	$441,000

2019	8,496	988,305	74,810	–	447,288	26,249	348,468	81,734	34,043	452,242

2018	6,568	865,339	71,625	–	432,880	22,048	345,864	78,105	23,514	444,398

(A)
Allocations of certain expenses have been made to investment income, settlement expenses and other operating expenses and are based on a number of assumptions and estimates.  Results among these categories would change if different methods were applied.

(B)	Commission allowances relating to reinsurance ceded are offset against other operating expenses.

SCHEDULE IV

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
REINSURANCE
(in thousands)

	Direct Premiums	Ceded to Other Companies	Assumed from Other Companies	Net Amount	% of Amount Assumed to Net
Premiums Earned -
Years Ended December 31:
2020	$557,795	$113,125	$845	$445,515	0.2%

2019	570,959	124,446	775	447,288	0.2%

2018	562,364	131,080	1,596	432,880	0.4%

Note:
Included in Ceded to Other Companies is $0 for each of 2020, 2019 and 2018 relating to retrocessions associated with premiums assumed from other companies.  Percentage of Amount Assumed to Net above considers the impact of this retrocession.

SCHEDULE V

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
Description	Balance as of Beginning of Period	Charged to Costs and Expenses	Other Additions	Deductions	Balance as of End of Period
January 1, 2018
Accounts receivable	$484	$29	–	$110	$403
Reinsurance recoverable	1,365	32	–	278	1,119
December 31, 2018	1,849	61	–	388	1,522
Accounts receivable	403	1,908	–	78	2,233
Reinsurance recoverable	1,119	52	–	–	1,171
December 31, 2019	1,522	1,960	–	78	3,404
Fixed income securities	–	1,035	–	–	1,035
Accounts receivable	2,233	1,250	–	23	3,460
Reinsurance recoverable	1,171	–	–	199	972
Deductible receivable allowance (2)	–	16,500	–	–	16,500
Mortgage loans	–	195	–	–	195
December 31, 2020	$3,404	$18,980	–	$222	$22,162

(1)
Effective January 1, 2020 the Company adopted the measurement of credit losses on financial instruments accounting standard that primarily affected its accounts receivable, reinsurance recoverable and commercial mortgage loans balances.  After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company increased its valuation allowance for credit losses at January 1, 2020 to conform to the new requirements.

(2)
In conjunction with the adoption of the credit losses accounting standard, the Company recorded an allowance for expected credit losses of $16,500 related to the PSG litigation matter.  See Note T – Litigation, Commitments and Contingencies for further discussion.

SCHEDULE VI

PROTECTIVE INSURANCE CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY/CASUALTY INSURANCE OPERATIONS
(in thousands)

	As of December 31				Year Ended December 31
	Deferred Policy	Reserves for Unpaid Claims	Discount, if any Deducted			Net	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy	Paid Claims and Claims	Net
Affiliation with Registrant	Acquisition Costs	Adjustment Expenses	from Reserves	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
Consolidated Property/Casualty Subsidiaries:
2020	$9,744	$1,089,669	$–	$63,731	$445,515	$25,422	$319,269	$(311)	$79,947	$243,657	$441,000
2019	8,496	988,305	–	74,810	447,288	26,249	349,018	(550)	81,734	247,872	452,242
2018	6,568	865,339	–	71,625	432,880	22,048	329,078	16,786	78,105	228,591	444,398

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

March 11, 2021	By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jeremy D. Edgecliffe-Johnson	Chief Executive Officer and Director	March 11, 2021
Jeremy D. Edgecliffe-Johnson	(Principal Executive Officer)

/s/ John R. Barnett	Chief Financial Officer	March 11, 2021
John R. Barnett	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Bensinger	Director	March 11, 2021
Steven J. Bensinger

/s/ Stuart D. Bilton	Director	March 11, 2021
Stuart D. Bilton

/s/ Otto N. Frenzel IV	Director	March 11, 2021
Otto N. Frenzel IV

/s/ Stephen J. Gray	Director	March 11, 2021
Stephen J. Gray

/s/ LoriAnn Lowery-Biggers	Director	March 11, 2021
LoriAnn Lowery-Biggers

/s/ David W. Michelson	Director	March 11, 2021
David W. Michelson

/s/ John D. Nichols, Jr.	Director, Chairman of the Board of Directors	March 11, 2021
John D. Nichols, Jr.

/s/ James A. Porcari III	Director	March 11, 2021
James A. Porcari III

/s/ Nathan Shapiro	Director	March 11, 2021
Nathan Shapiro

/s/ Robert Shapiro	Director	March 11, 2021
Robert Shapiro