Form 10-Q
period 2021-03-31
Protective Insurance Corp
filed 2021-05-06
CIK 9346

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2021:

Common Stock, No Par Value:	Class A (voting)	2,603,350
	Class B (non-voting)	11,552,801
		14,156,151

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31 2021	December 31 2020
Assets
Investments:
Fixed income securities (less allowance for credit losses of $825 and $1,035)	$914,949	$919,692
Equity securities	67,015	58,169
Limited partnerships	7,476	7,214
Commercial mortgage loans (less allowance of $195 and $195)	10,866	10,602
Short-term and other	1,000	1,000
	1,001,306	996,677

Cash and cash equivalents	95,566	58,301
Restricted cash and cash equivalents	11,538	12,128
Accounts receivable (less allowance of $19,960 and $19,960)	96,200	100,921
Reinsurance recoverable (less allowance of $987 and $972)	455,462	455,564
Other assets	91,839	90,256
Deferred federal income taxes	10,764	8,980
Total Assets	$1,762,675	$1,722,827

Liabilities and shareholders' equity
Reserves for losses and loss expenses	$1,108,132	$1,089,669
Reserves for unearned premiums	59,049	63,731
Reinsurance payable	75,898	76,617
Short-term borrowings	20,000	20,000
Accounts payable and other liabilities	129,367	108,962
Current federal income taxes payable	3,551	766
Total Liabilities	1,395,997	1,359,745

Shareholders' equity:
Common stock-no par value:
Class A voting -- authorized 3,000,000 shares; outstanding -- 2021 - 2,603,350; 2020 - 2,603,350	111	111
Class B non-voting -- authorized 20,000,000 shares; outstanding -- 2021 - 11,705,070; 2020 - 11,674,345	499	498
Additional paid-in capital	55,645	54,571
Accumulated other comprehensive income	12,766	21,759
Retained earnings	297,657	286,143
Total Shareholders' Equity	366,678	363,082
Total Liabilities and Shareholders' Equity	$1,762,675	$1,722,827

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31
	2021	2020
Revenues
Net premiums earned	$122,853	$109,659
Net investment income	5,306	7,236
Commissions and other income	1,858	1,663
Net realized gains (losses) on investments, excluding impairment losses	2,339	(4,787)
Impairment losses on investments	(82)	(40)
Net unrealized gains (losses) on equity securities and limited partnership investments	8,252	(22,929)
Net realized and unrealized gains (losses) on investments	10,509	(27,756)
	140,526	90,802

Expenses
Losses and loss expenses incurred	82,318	81,831
Other operating expenses	41,855	34,110
	124,173	115,941
Income (loss) before federal income tax expense (benefit)	16,353	(25,139)
Federal income tax expense (benefit)	3,415	(2,983)
Net income (loss)	$12,938	$(22,156)

Net income (loss) per share:
Basic	$0.91	$(1.56)
Diluted	$0.90	$(1.56)

Weighted average number of shares outstanding:
Basic	14,153	14,169
Dilutive effect of share equivalents	154	n/a
Diluted	14,307	14,169

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31
	2021	2020
Net income (loss)	$12,938	$(22,156)

Other comprehensive loss, net of tax:
Net unrealized losses on fixed income securities	(9,081)	(20,861)

Foreign currency translation adjustments	88	(687)

Other comprehensive loss	(8,993)	(21,548)

Comprehensive income (loss)	$3,945	$(43,704)

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	2,603	$111	11,675	$498	$54,571	$21,759	$286,143	$363,082
Net income	–	–	–	–	–	–	12,938	12,938
Foreign currency translation adjustment, net of tax	–	–	–	–	–	88	–	88
Change in unrealized gains (losses) on investments, net of tax	–	–	–	–	–	(9,081)	–	(9,081)
Common stock dividends	–	–	–	–	–	–	(1,424)	(1,424)
Restricted stock grants	–	–	30	1	1,074	–	–	1,075
Balance at March 31, 2021	2,603	$111	11,705	$499	$55,645	$12,766	$297,657	$366,678

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	2,603	$111	11,676	$499	$53,349	$9,369	$300,988	$364,316
Cumulative effect of the adoption of updated accounting guidance for credit losses, net of tax	–	–	–	–	–	–	(12,281)	(12,281)
Net loss	–	–	–	–	–	–	(22,156)	(22,156)
Foreign currency translation adjustment, net of tax	–	–	–	–	–	(687)	–	(687)
Change in unrealized gains (losses) on investments, net of tax	–	–	–	–	–	(20,861)	–	(20,861)
Common stock dividends	–	–	–	–	–	–	(1,426)	(1,426)
Repurchase of common stock	–	–	(127)	(5)	(563)	–	(1,214)	(1,782)
Restricted stock grants	–	–	31	1	259	–	–	260
Balance at March 31, 2020	2,603	$111	11,580	$495	$53,045	$(12,179)	$263,911	$305,383

See notes to condensed consolidated financial statements.

Protective Insurance Corporation and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income (loss)	$12,938	$(22,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	7,973	20,844
Net cash provided by (used in) operating activities	20,911	(1,312)

Investing activities
Purchases of fixed income and equity securities	(92,719)	(82,641)
Distributions from limited partnerships	186	14,636
Proceeds from maturities of fixed income securities	64,453	31,088
Proceeds from sales of fixed income securities	44,427	48,552
Proceeds from sales of equity securities	2,064	5,480
Purchase of commercial mortgage loans	(319)	(368)
Proceeds from commercial mortgage loans	54	72
Purchases of property and equipment	(1,046)	(369)
Net cash provided by investing activities	17,100	16,450

Financing activities
Dividends paid to shareholders	(1,424)	(1,426)
Repurchase of common stock	–	(1,782)
Net cash used in financing activities	(1,424)	(3,208)

Effect of foreign exchange rates on cash and cash equivalents	88	(687)

Increase in cash, cash equivalents and restricted cash and cash equivalents	36,675	11,243
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	70,429	88,888
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$107,104	$100,131

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

The Company's Board of Directors (the "Board"), at the unanimous recommendation of the Special Committee of the Board, unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and fair to, and in the best interests of, the Company and its shareholders, and approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby. The Merger is expected to close in June or July of 2021.  At the effective time of the Merger, each issued and outstanding share of common stock, without par value, of the Company (other than each share of the Company’s common stock that is owned by the Company as treasury stock or by any subsidiary of the Company and each share of the Company’s common stock owned by Progressive, Merger Sub or any other subsidiary of Progressive immediately prior to the effective time of the Merger) will be automatically canceled and converted into the right to receive $23.30 in cash, without interest, for a total transaction value of approximately $338 million.

The Merger Agreement contains various customary representations and warranties from each of the Company, Progressive and Merger Sub.  The Company has also agreed to various customary covenants, including but not limited to conducting its business in the ordinary course and not engaging in certain types of transactions during the period between the execution of the Merger Agreement and the closing of the Merger.  However, the Merger Agreement permits the Company to continue to pay regular quarterly dividends not to exceed $0.10 per share of the Company’s common stock. The Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period expired April 5, 2021.  In addition, at the special meeting of the Company’s shareholders held on May 5, 2021, the Company’s Class A shareholders approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.  The Merger remains subject to legal and regulatory approvals including from the Indiana Department of Insurance, as well as other customary closing conditions.

Voting and Support Agreement

On February 14, 2021, the Company also entered into a Voting and Support Agreement (the “Voting Agreement”) with Progressive and certain of the Company's shareholders. The Voting Agreement required that the Company shareholders party to the Voting Agreement: (i) appear at the meeting of the holders of the Company's Class A common stock held on May 5, 2021 to consider resolutions to approve the Merger Agreement and the Merger or otherwise cause their shares of the Company's common stock to be counted as present for purposes of calculating a quorum, and (ii) vote their shares (a) in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby and any action reasonably requested by Progressive or the Board in furtherance of the foregoing, (b) against any action or agreement that would result in a material breach of any covenant, representation or warranty or other obligation or agreement of the Company contained in the Merger Agreement and (c) against any takeover proposal or superior proposal (provided, that if the Board had changed its recommendation with respect to the Merger, any shares of Class A common stock owned by such shareholders in excess of approximately 35% of the outstanding shares of Class A common stock would have been voted in the same proportion as those shares of Class A common stock voted by the holders of the Company’s Class A common stock that are not party to the Voting Agreement).  The Company shareholders party to the Voting Agreement voted their shares in favor of the Merger Agreement and the Merger at the special meeting of the Company's shareholders held on May 5, 2021, in accordance with the terms of the Voting Agreement.

There can be no assurance that the Merger will occur or, if it does occur, of its terms or timing.  For additional information regarding the risks associated with the Merger, please see Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  Interim financial statements should be read in conjunction with the Company's annual audited financial statements and other disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results for interim periods are not necessarily indicative of results that may be expected for the year ending December 31, 2021 or any other future period.

Accounting Policies
Investments: Carrying amounts for fixed income securities represent fair value and are based on quoted market prices, where available, or broker/dealer quotes for specific securities where quoted market prices are not available.  Equity securities are carried at quoted market prices (fair value).

Commercial mortgage loans are carried primarily at amortized cost along with an allowance for losses when necessary. These investments represent interests in commercial mortgage loans originated and serviced by a third party of which the Company shares, on a pro-rata basis, in all related cash flows of the underlying mortgage loans. The Company recorded an allowance of $195 on its commercial mortgage loans as of March 31, 2021 and December 31, 2020.

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

Recognition of Revenue and Costs:  Premiums are earned over the period for which insurance protection is provided.  A reserve for unearned premiums is established to reflect amounts applicable to subsequent accounting periods.  Commissions to unaffiliated companies and premium taxes applicable to unearned premiums are deferred and expensed as the related premiums are earned.  The Company does not defer acquisition costs that are not directly variable with the production of premiums.  If it is determined that expected losses and deferred expenses will likely exceed the related unearned premiums, the asset representing deferred policy acquisition costs is reduced and an expense is charged against current operations to reflect any such premium deficiency.  In the event that the expected premium deficiency exceeds deferred policy acquisition costs, an additional liability would be recorded with a corresponding expense to current operations for the amount of the excess premium deficiency.  Anticipated investment income is considered in determining recoverability of deferred acquisition costs.  The Company had no material contract assets, contract liabilities, or deferred contract costs recorded on its condensed consolidated balance sheet at March 31, 2021 or December 31, 2020.

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

For a fixed income security that the Company does not intend to sell and where it is more likely than not that the Company will not have to sell the security, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component within net realized gains (losses) on investments, excluding impairment losses in the condensed consolidated statements of operations.  The impairment related to all other factors (non-credit factors) is reported in other comprehensive income (loss). The allowance is adjusted for any additional credit losses and subsequent recoveries. Upon recognizing a credit loss, the cost basis is not adjusted.

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

Deductible Receivables: Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a net of allowance basis in the condensed consolidated balance sheets within accounts receivable.  The allowance is based upon the Company’s ongoing review of amounts outstanding, changes in policyholder credit standing, and other relevant factors.  A probability-of-default methodology, which reflects current and forecasted economic conditions, is used to estimate the allowance for expected credit losses for deductible receivables.  As of March 31, 2021, the Company recorded an allowance for expected credit losses of $16,500 ($13,035, net of tax). See Note 10 – Litigation, Commitments and Contingencies for further discussion.
Recently Adopted Accounting Pronouncements:  In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13.  ASU 2016-13 introduced a current expected credit loss ("CECL") model for measuring expected credit losses for certain types of financial instruments held at the reporting date requiring significant judgment in application based on historical experience, current conditions and reasonable supportable forecasts, but is not prescriptive about certain aspects of estimating expected losses.  The guidance replaced the current incurred loss model for measuring expected credit losses and provided for additional disclosure requirements.  Subsequently, the FASB issued additional ASUs on Topic 326 that did not change the core principle of the guidance in ASU 2016-13, but provided clarification and implementation guidance on certain aspects of ASU 2016-13, and had the same effective date and transition requirements as ASU 2016-13.  The Company adopted the guidance using a modified retrospective approach as of January 1, 2020 and recognized a cumulative effect adjustment of $15,545 ($12,281, net of tax), to the opening balance of retained earnings.  The adjustment was primarily related to estimating credit losses on the Company’s accounts receivable balances, reinsurance recoverable balances and commercial mortgage loans at the date of adoption with $15,000 ($11,850, net of tax) attributed to the ongoing litigation with Personnel Staffing Group ("PSG") discussed in Note 10 - Litigation, Commitments and Contingencies.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12.  Among other items, the amendments in ASU 2019-12 simplified the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under previous guidance, an entity could not adjust its annual effective tax rate for a tax law change until the period in which the law was effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, previous guidance provided an exception that when a loss in an interim period exceeded the anticipated loss for the year, the income tax benefit was limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removed this exception and provided that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 became effective on January 1, 2021 and did not have a material effect on the Company's condensed consolidated financial statements.

(2)  Investments:

The following is a summary of available-for-sale securities at March 31, 2021 and December 31, 2020:

	Fair Value	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
March 31, 2021
Fixed income securities
Agency collateralized mortgage obligations	$11,821	$11,405	$–	$485	$(69)	$416
Agency mortgage-backed securities	114,822	113,228	–	2,254	(660)	1,594
Asset-backed securities	102,638	102,799	–	540	(701)	(161)
Bank loans	12,073	11,998	–	130	(55)	75
Collateralized mortgage obligations	6,167	6,027	–	240	(100)	140
Corporate securities	362,442	353,462	–	11,149	(2,169)	8,980
Mortgage-backed securities	38,612	39,967	(825)	490	(1,020)	(530)
Municipal obligations	46,464	45,358	–	1,184	(78)	1,106
Non-U.S. government obligations	30,648	30,083	–	574	(9)	565
U.S. government obligations	189,262	186,682	–	3,738	(1,158)	2,580
Total fixed income securities	$914,949	$901,009	$(825)	$20,784	$(6,019)	$14,765

	Fair Value	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gains (Losses)
December 31, 2020
Fixed income securities
Agency collateralized mortgage obligations	$11,931	$11,448	$–	$483	$–	$483
Agency mortgage-backed securities	102,107	99,060	–	3,062	(15)	3,047
Asset-backed securities	107,696	108,686	–	596	(1,586)	(990)
Bank loans	11,361	11,590	–	128	(357)	(229)
Collateralized mortgage obligations	5,118	5,061	–	151	(94)	57
Corporate securities	360,241	344,059	–	16,380	(198)	16,182
Mortgage-backed securities	38,056	40,675	(1,035)	659	(2,243)	(1,584)
Municipal obligations	45,143	43,353	–	1,820	(30)	1,790
Non-U.S. government obligations	30,600	29,882	–	718	–	718
U.S. government obligations	207,439	200,654	–	7,000	(215)	6,785
Total fixed income securities	$919,692	$894,468	$(1,035)	$30,997	$(4,738)	$26,259

The following table summarizes, for available-for-sale fixed income securities in an unrealized loss position at March 31, 2021 and December 31, 2020, the aggregate fair value and gross unrealized loss categorized by the duration individual securities have been continuously in an unrealized loss position.

	March 31, 2021			December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed income securities:
12 months or less	174	$275,685	$(4,448)	100	$120,630	$(3,405)
Greater than 12 months	31	51,441	(1,571)	24	33,065	(1,333)
Total fixed income securities	205	$327,126	$(6,019)	124	$153,695	$(4,738)

The fair value and the cost or amortized costs of fixed income investments at March 31, 2021, organized by contractual maturity, are shown below.  Actual maturities may ultimately differ from contractual maturities because borrowers have, in some cases, the right to call or prepay obligations with or without call or prepayment penalties. Pre-refunded municipal bonds are classified based on their pre-refunded call dates.

	Fair Value	Cost or Amortized Cost
One year or less	$96,999	$96,057
Excess of one year to five years	368,593	358,662
Excess of five years to ten years	165,436	163,115
Excess of ten years	16,028	16,601
Contractual maturities	647,056	634,435
Asset-backed securities	267,893	266,574
Total	$914,949	$901,009

Following is a summary of the components of net realized and unrealized gains (losses) on investments for the periods presented in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31
	2021	2020

Gross gains on available-for-sale fixed income securities during the period	$4,151	$2,652
Gross losses on available-for-sale fixed income securities during the period	(1,965)	(4,741)

Impairment losses on investments	(82)	(40)

Change in value of limited partnership investments	448	(676)

Gains (losses) on equity securities:
Realized gains (losses) on equity securities sold during the period	153	(2,698)
Unrealized gains (losses) on equity securities held at the end of the period	7,804	(22,253)
Realized and unrealized gains (losses) on equity securities during the period	7,957	(24,951)

Net realized and unrealized gains (losses) on investments	$10,509	$(27,756)

The Company recognizes impairments related to credit losses through an allowance account on the balance sheet with a corresponding adjustment to earnings and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.  For those securities in an unrealized loss position throughout the period where the Company intended to sell the security at the balance sheet date, a write down to earnings of $82 was recorded during the three months ended March 31, 2021.  The Company also analyzed securities in an unrealized loss position for credit losses and recorded an allowance for credit losses of $825 as of March 31, 2021, a reduction of $210 from the allowance of $1,035 recorded at December 31, 2020.  The Company reviewed its remaining fixed income securities in an unrealized loss position as of March 31, 2021 and determined the losses were the result of non-credit factors.  The Company currently does not intend to sell nor does it expect to be required to sell these securities before recovery of their amortized cost.

Shareholders' equity at March 31, 2021 included approximately $4,201, net of federal income tax expense, of reported earnings that remain undistributed by limited partnerships.

(3)  Reinsurance:

The following table summarizes the Company's transactions with reinsurers for the three months ended March 31, 2021 and 2020 comparative periods.

	2021	2020
Three months ended March 31:
Premiums ceded to reinsurers	$26,886	$28,467
Losses and loss expenses ceded to reinsurers	16,986	23,536
Commissions from reinsurers	6,867	7,528

(4)  Loss and Loss Expense Reserves:

Activity in the reserves for losses and loss expenses for the three months ended March 31, 2021 and 2020 is summarized as follows.  All amounts are shown net of reinsurance, unless otherwise indicated.

	Three Months Ended
	March 31
	2021	2020
Reserves, gross of reinsurance recoverable, at the beginning of the year	$1,089,669	$988,305
Reinsurance recoverable on unpaid losses at the beginning of the year	424,368	398,305
Reserves at the beginning of the year, net of reinsurance	665,301	590,000

Provision for losses and loss expenses, net:
Claims occurring during the current period	83,143	81,839
Claims occurring during prior periods	(825)	(8)
Total incurred	82,318	81,831

Loss and loss expense payments, net:
Claims occurring during the current period	8,082	8,169
Claims occurring during prior periods	52,847	61,812
Total paid	60,929	69,981
Reserves at the end of the period, net of reinsurance	686,690	601,850

Reinsurance recoverable on unpaid losses at the end of the period	421,442	399,749
Reserves, gross of reinsurance recoverable, at the end of the period	$1,108,132	$1,001,599

The $825 prior accident year favorable development during the three months ended March 31, 2021 was primarily due to favorable loss development in the Company's commercial automobile liability line of business for more recent accident years due to better than expected reported loss development.  This savings compares to flat loss development for the three months ended March 31, 2020.  Losses incurred from claims occurring during prior years reflect the development from prior accident years, composed of individual claim savings and deficiencies which, in the aggregate, have resulted from the settlement of claims at amounts higher or lower than previously reserved and from changes in estimates of losses incurred but not reported as part of the normal reserving process.

(5)  Segment Information:

The Company has one reportable business segment in its operations: Property and Casualty Insurance.  The property and casualty insurance segment provides multiple lines of insurance coverage primarily to commercial automobile companies, as well as to independent contractors who contract with commercial automobile companies.

The following table summarizes segment revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020
Revenues:
Net premiums earned	$122,853	$109,659
Net investment income	5,306	7,236
Net realized and unrealized gains (losses) on investments	10,509	(27,756)
Commissions and other income	1,858	1,663
Total revenues	$140,526	$90,802

(6)  Debt:

On August 9, 2018, the Company entered into a credit agreement providing a revolving credit facility with a $40,000 limit, with the option for up to an additional $35,000 in incremental loans at the discretion of the lenders.  This credit agreement has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at the Company's option.  Outstanding drawings on this revolving credit facility were $20,000 as of March 31, 2021.  At March 31, 2021, the effective interest rate was 1.21%, and the Company had $20,000 remaining available under the revolving credit facility.  The current outstanding borrowings were used to repay the Company's previous line of credit.  The Company's revolving credit facility has two financial covenants, each of which were met as of March 31, 2021.  These covenants require the Company to have a minimum U.S. generally accepted accounting principles net worth and a maximum consolidated debt to equity ratio of 0.35.

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

The effective federal tax rate on consolidated income for the three months ended March 31, 2021 was 20.9% compared to 11.9% on consolidated loss for the three months ended March 31, 2020.  The pre-tax loss for the three months ended March 31, 2020 makes these interim period effective tax rates less comparable year-over-year.  The difference in the effective federal income tax rate from the normal statutory rate in the three months ended March 31, 2021 was primarily related to the effects of tax-exempt investment income and the dividends received deduction.  The difference in the effective federal income tax rate from the normal statutory rate in the three months ended March 31, 2020 was primarily related to the recording of a valuation allowance on the Company's deferred tax assets in that period, in addition to the effects of tax-exempt investment income and the dividends received deduction.

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or availability to carryback the losses to taxable income during the periods in which those temporary differences become deductible.  As of March 31, 2021 and December 31, 2020, the Company had no valuation allowance.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and has determined it did not have a material impact on the Company's results of operations.

As of March 31, 2021, the Company's calendar years 2020, 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service.

(8)  Fair Value:

Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

As of March 31, 2021:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$11,821	$–	$11,821	$–
Agency mortgage-backed securities	114,822	–	114,822	–
Asset-backed securities	102,638	–	102,638	–
Bank loans	12,073	–	12,073	–
Collateralized mortgage obligations	6,167	–	6,167	–
Corporate securities	351,511	–	351,511	–
Options embedded in convertible securities	10,931	–	10,931	–
Mortgage-backed securities	38,612	–	38,612	–
Municipal obligations	46,464	–	46,464	–
Non-U.S. government obligations	30,648	–	30,648	–
U.S. government obligations	189,262	–	189,262	–
Total fixed income securities	914,949	–	914,949	–
Equity securities:
Consumer	12,373	12,373	–	–
Energy	1,661	1,661	–	–
Financial	34,108	34,108	–	–
Industrial	5,978	5,978	–	–
Technology	3,669	3,669	–	–
Other	9,226	9,226	–	–
Total equity securities	67,015	67,015	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	86,961	–	86,961	–
Total	$1,069,925	$68,015	$1,001,910	$–

As of December 31, 2020:

Description	Total	Level 1	Level 2	Level 3
Fixed income securities:
Agency collateralized mortgage obligations	$11,931	$–	$11,931	$–
Agency mortgage-backed securities	102,107	–	102,107	–
Asset-backed securities	107,696	–	107,696	–
Bank loans	11,361	–	11,361	–
Collateralized mortgage obligations	5,118	–	5,118	–
Corporate securities	352,837	–	352,837	–
Options embedded in convertible securities	7,404	–	7,404	–
Mortgage-backed securities	38,056	–	38,056	–
Municipal obligations	45,143	–	45,143	–
Non-U.S. government obligations	30,600	–	30,600	–
U.S. government obligations	207,439	–	207,439	–
Total fixed income securities	919,692	–	919,692	–
Equity securities:
Consumer	11,598	11,598	–	–
Energy	1,227	1,227	–	–
Financial	29,064	29,064	–	–
Industrial	5,180	5,180	–	–
Technology	2,851	2,851	–	–
Other	8,249	8,249	–	–
Total equity securities	58,169	58,169	–	–
Short-term investments	1,000	1,000	–	–
Cash equivalents	47,026	–	47,026	–
Total	$1,025,887	$59,169	$966,718	$–

Level inputs, as defined by the FASB guidance, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company did not have any Level 3 assets carried at fair value at March 31, 2021 or December 31, 2020.  Level 3 assets, when present, are valued using various unobservable inputs, including extrapolated data, proprietary models and indicative quotes.

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

Limited partnerships: The Company accounts for investments in limited partnerships using the equity method of accounting, which requires an investor in a limited partnership to carry the investment at its proportionate share of the limited partnership's equity.   The underlying assets of the Company's investments in limited partnerships are carried primarily at fair value; therefore, the Company's carrying value of limited partnerships approximates fair value.  These investments are not actively traded and the corresponding inputs are based on data provided by the investees.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company's condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 is as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
Limited partnerships	$7,476	$–	$–	$7,476	$7,476
Commercial mortgage loans	10,866	–	–	11,688	11,688
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

December 31, 2020
Assets:
Limited partnerships	$7,214	$–	$–	$7,214	$7,214
Commercial mortgage loans	10,602	–	–	11,425	11,425
Liabilities:
Short-term borrowings	20,000	–	20,000	–	20,000

(9)  Stock-Based Compensation:

The Company issues shares of restricted Class B Common Stock to the Company's outside directors as part of their annual retainer compensation.  The shares are distributed to the outside directors on the vesting date, which, with the exception of pro-rated annual retainers granted to outside directors, is one year following the date of grant.  On May 17, 2019, the Company granted shares of restricted Class B Common Stock in connection with the election of a new outside director, reflecting such director’s pro-rated annual retainer compensation, which shares vested and were distributed on May 7, 2020.  Additionally, effective May 22, 2019, John D. Nichols, Jr. ceased serving as the Company's Interim Chief Executive Officer and principal executive officer, but continued to serve as Chairman of the Company's Board of Directors.  On May 22, 2019, the Company granted shares of restricted Class B Common Stock to Mr. Nichols in connection with this transition, reflecting his pro-rated annual retainer compensation, which shares also vested and were distributed on May 7, 2020. The table below provides detail of the restricted stock issuances to directors for 2020 and 2021:

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

In March 2018, the Company's Compensation Committee, now known as the Compensation and Human Capital Committee (the "Committee"), granted Value Creation Incentive Plan awards (the "2018 VCIP Awards") to certain participants under the Company's Long-Term Incentive Plan (the "Long-Term Incentive Plan").  The 2018 VCIP Awards were performance-based equity awards that could be earned based on the Company's cumulative operating income over a three-year performance period from January 1, 2018 through December 31, 2020 relative to a cumulative operating income goal for the period set by the Compensation Committee in March 2018.  Any 2018 VCIP Awards that were earned would have been paid in unrestricted shares of the Company's Class B Common Stock at the end of the three-year performance period, but no later than March 15, 2021.  No shares were earned under the 2018 VCIP Awards for the three-year performance period ended December 31, 2020.

On November 13, 2018, the Company entered into an employment agreement with its Interim Chief Executive Officer, John D. Nichols, Jr.  Pursuant to the terms of this employment agreement, on November 13, 2018, Mr. Nichols was granted 85,000 restricted shares of the Company's Class B Common Stock (the "Nichols Stock Grant"), of which 42,500 shares vested as of October 17, 2019; 21,250 shares vested as of October 17, 2020, and 21,250 shares will vest as of October 17, 2021.  The Company incurred $183 of expense during the three months ended March 31, 2021 related to the Nichols Stock Grant.

In March 2019, the Committee granted equity-based awards pursuant to the Long-Term Incentive Plan.  Certain participants under the Long-Term Incentive Plan were granted equity awards (the "2019 LTIP Awards"), with the number of shares of Class B Common Stock earned pursuant to such awards determined by applying a performance matrix consisting of a corporate performance component as well as a personal performance component.  The corporate performance component of the 2019 LTIP Awards was determined based on the Company's achievement of 2019 underwriting income compared to the plan target.  The Company's underwriting income was calculated as income (loss) before federal income tax expense (benefit), less net realized and unrealized gains (losses) on investments, less net investment income.  The personal performance component of the 2019 LTIP Awards was determined based on the achievement of personal goals that aligned with departmental and corporate objectives for 2019.  2019 LTIP Awards earned were paid in shares of restricted Class B Common Stock in early 2020. One-third of such shares will vest annually over the three-year period beginning one year from the date of issue.  The Company incurred $30 of expense during the three months ended March 31, 2021 related to the 2019 LTIP Awards.

On May 22, 2019, the Company entered into an employment agreement with its new Chief Executive Officer, Jeremy D. Edgecliffe-Johnson.  Pursuant to the terms of this employment agreement, on May 22, 2019, Mr. Edgecliffe-Johnson was granted 70,000 restricted shares of the Company's Class B Common Stock (the "Edgecliffe-Johnson Stock Grant"), of which 35,000 shares will vest as of June 1, 2022, 21,000 shares will vest as of June 1, 2023, and 14,000 shares will vest as of June 1, 2024.  The Company incurred $399 of expense during the three months ended March 31, 2021 related to the Edgecliffe-Johnson Stock Grant.

On November 5, 2019, the Board of the Company, upon the recommendation of the Committee, approved equity compensation awards to be granted to seven members of senior management as of November 12, 2019 under the Long-Term Incentive Plan.  The Board approved a total of $1,100 in grants of restricted shares of the Company’s Class B Common Stock, which will vest on January 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $52 of expense during the three months ended March 31, 2021 related to this grant.

On July 6, 2020, the Committee granted a total of 101,400 restricted shares of the Company's Class B Common Stock to certain members of senior management under the Long-Term Incentive Plan.  These 101,400 restricted shares will vest on July 1, 2023, subject to the recipient’s continued employment with the Company through the vesting date. The Company incurred $328 of expense during the three months ended March 31, 2021 related to this grant.

(10)  Litigation, Commitments and Contingencies:

In the ordinary, regular and routine course of their business, the Company and its Insurance Subsidiaries are frequently involved in various matters of litigation relating principally to claims for insurance coverage provided.  No currently pending matter is deemed by management to be material to the Company, other than as noted below.

Personnel Staffing Group Litigation

In July 2019, Protective Insurance Company (“Protective”) was named as a defendant in an action brought by a former insured, Personnel Staffing Group d/b/a MVP Staffing (“PSG”), in the U.S. District Court for the Central District of California (the “California Action”) alleging that Protective had breached its workers’ compensation insurance policy and had breached the duties of good faith and fair dealing. Protective provided workers’ compensation insurance to PSG from January 1, 2017 through June 30, 2018, which was subject to a $500 per claim deductible to be paid by PSG.  No specific damages were included in the complaint.  In August 2019, Protective filed a motion to dismiss or stay the action.  On April 28, 2020, Protective's motion to dismiss the California Action was granted without prejudice on grounds that Indiana is the more appropriate forum.  On May 4, 2020, PSG filed a notice of appeal in the 9th Circuit Court of Appeals, challenging the order of dismissal in the California Action.  On April 15, 2021, the 9th Circuit Court of Appeals reversed and remanded, finding that dismissal is unavailable, because transfer to another federal district court is possible. Protective filed a petition for rehearing with the 9th Circuit on April 26, 2021, which was denied on April 27, 2021.

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

In February 2020, the Indiana Court issued an order dismissing the Indiana Action without prejudice; the Indiana Court declined to rule on the legal effect of the forum selection clause in the parties’ agreements, finding that any interpretation should be addressed by the court in the California Action.  Following the court's granting of Protective’s motion to dismiss in the California Action, on May 1, 2020, Protective filed a motion with the Indiana Court to re-open the Indiana Action, which was denied on September 23, 2020.  On December 22, 2020, Protective moved for reconsideration of its Motion to Re-Open the Indiana Action, which the Indiana Court granted on February 5, 2021.  On February 18, 2021, PSG moved for further reconsideration and for hearing, which was held on March 2, 2021.  On March 31, 2021, the Indiana Court ruled that Protective had shown good cause to reinstate the Indiana Action, premised on the California Action remaining dismissed.  Protective intends to vigorously pursue its claims against PSG, however, the ultimate outcome cannot be presently determined.

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

As of March 31, 2021, Protective had approximately $24,068 in receivables on claims arising under PSG’s workers’ compensation policies and had exhausted all collateral provided by PSG.  Protective continues to pay claims settlements under the policies without reimbursement from PSG.  For the past six months, the average monthly invoices have been approximately $778.  PSG’s estimated ultimate obligation under the agreements is approximately $47,000 as of March 31, 2021 (inclusive of the $24,068 in receivables noted above).  At March 31, 2021, based on the Company's assessment that PSG will continue to operate as a business and that the terms of the agreement with PSG will be legally enforceable, the Company believes that it will fully collect all current and future amounts due from PSG relating to this matter.

The Company considered this matter in its assessment of measuring credit losses under the CECL guidance discussed in Note 1 by applying a probability-of-default methodology to projected estimated cash flows to estimate the allowance for expected credit losses for this matter.  The Company considered the delay in reimbursement for claims paid as well as probability of default assumptions when analyzing the credit loss related to this matter.  As of January 1, 2020, in conjunction with the adoption of ASU 2016-13, the Company recorded an allowance for expected credit losses of $15,000 ($11,850, net of tax) as a reduction to equity.  During the third quarter of 2020, the Company performed an update to its CECL allowance calculation related to the PSG matter.  As noted above, there have been further delays in the litigation process, which have extended the estimated cash flow timing.  As a result of these delays and an increase in the estimated ultimate obligation, the Company recorded an additional allowance of $1,500 ($1,185, net of tax) within other operating expenses in the condensed consolidated statement of operations during the third quarter of 2020.  No additional allowance was recorded in the fourth quarter of 2020 or the first quarter of 2021.  In the event of a situation that results in no recovery from PSG, the Company would incur an estimated charge to the consolidated statement of operations of $30,500 ($24,095, net of tax), which represents the estimated ultimate obligation discussed above less the CECL allowance.

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

During the three months ended March 31, 2021, the Company did not repurchase any shares under the share repurchase program.  No share repurchases have been made since March 20, 2020.

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2020	$(245)	$22,004	$21,759

Other comprehensive income (loss) before reclassifications	88	(8,580)	(8,492)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(501)	(501)

Net current-period other comprehensive income (loss)	88	(9,081)	(8,993)

Ending balance at March 31, 2021	$(157)	$12,923	$12,766

The following table illustrates changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2020:

	Foreign Currency	Unrealized Holding Gains (Losses) on Available-for-sale Securities	Total
Beginning balance at December 31, 2019	$(494)	$9,863	$9,369

Other comprehensive income (loss) before reclassifications	(687)	(20,256)	(20,943)
Amounts reclassified from accumulated other comprehensive income (loss)	–	(605)	(605)

Net current-period other comprehensive income (loss)	(687)	(20,861)	(21,548)

Ending balance at March 31, 2020	$(1,181)	$(10,998)	$(12,179)

(12)  Related Parties:

The Company utilizes the services of an investment firm of which one director of the Company is a partial owner.  This investment firm manages equity securities and fixed income portfolios held by the Company with an aggregate market value of approximately $8,857 at March 31, 2021.  Total commissions and net fees earned by this investment firm and its affiliates on these portfolios were $8 and $37 for the three months ended March 31, 2021 and 2020.

(13)  Subsequent Events:

On May 4, 2021, the Company's Board of Directors declared a regular quarterly dividend of $0.10 per share on the Company's Class A and Class B Common Stock.  The dividend per share will be payable June 1, 2021 to shareholders of record on May 18, 2021.

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

Special Committee and Contingent Sale Agreement

On May 5, 2020, the Board of Directors (the “Board”) of Protective formed a special committee of independent directors (the “Special Committee”) to evaluate a Stockholder Support and Contingent Sale Agreement (the “Contingent Sale Agreement”) entered into by and among certain prospective third party purchasers (the “Offering Parties”), certain of Protective’s shareholders and the other parties thereto.  The Contingent Sale Agreement was amended and restated on August 17, 2020.

In June 2020, Protective announced that the Board determined the transactions contemplated by the Contingent Sale Agreement were not in the best interests of Protective and our stakeholders. As part of this evaluation, the Board determined that it would also recommend against the potential tender offer contemplated by the Contingent Sale Agreement if it were commenced, and that if the transactions contemplated by the Contingent Sale Agreement were consummated, it expected to take the necessary actions to redeem all or certain of the Class A shares of Protective purchased by the Offering Parties pursuant to Protective’s Code of By-laws.  Protective also announced that the Special Committee of the Board was exploring, with the assistance of its independent financial and legal advisors, strategic alternatives that may be available to Protective.

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

The Board, at the unanimous recommendation of the Special Committee, unanimously determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are advisable and fair to, and in the best interests of, Protective and its shareholders, and approved, adopted and declared advisable the Merger Agreement and the transactions contemplated thereby. The Merger is expected to close in June or July of 2021.  At the effective time of the Merger, each issued and outstanding share of common stock, without par value, of Protective (other than each share of Protective's common stock that is owned by Protective as treasury stock or by any subsidiary of Protective and each share of Protective's common stock owned by Progressive, Merger Sub or any other subsidiary of Progressive immediately prior to the effective time of the Merger) will be automatically canceled and converted into the right to receive $23.30 in cash, without interest, for a total transaction value of approximately $338 million.

The Merger Agreement contains various customary representations and warranties from each of Protective, Progressive and Merger Sub.  Protective has also agreed to various customary covenants, including but not limited to conducting its business in the ordinary course and not engaging in certain types of transactions during the period between the execution of the Merger Agreement and the closing of the Merger.  However, the Merger Agreement permits Protective to continue to pay regular quarterly dividends not to exceed $0.10 per share of its common stock. The Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period expired April 5, 2021. In addition, at the special meeting of Protective’s shareholders held on May 5, 2021, Protective’s Class A shareholders approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.  The Merger remains subject to legal and regulatory approvals including from the Indiana Department of Insurance, as well as other customary closing conditions.

For additional information regarding the risks associated with the Merger, please see Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2020.

Voting and Support Agreement

On February 14, 2021, Protective also entered into a Voting and Support Agreement (the “Voting Agreement”) with Progressive and certain of Protective's shareholders. The Voting Agreement required that the Protective shareholders party to the Voting Agreement: (i) appear at the meeting of the holders of Protective's Class A common stock held on May 5, 2021 to consider resolutions to approve the Merger Agreement and the Merger or otherwise cause their shares of Protective's common stock to be counted as present for purposes of calculating a quorum, and (ii) vote their shares (a) in favor of the adoption of the Merger Agreement, the Merger and the other transactions contemplated thereby and any action reasonably requested by Progressive or the Board in furtherance of the foregoing, (b) against any action or agreement that would result in a material breach of any covenant, representation or warranty or other obligation or agreement of Protective contained in the Merger Agreement and (c) against any takeover proposal or superior proposal (provided, that if the Board had changed its recommendation with respect to the Merger, any shares of Class A common stock owned by such shareholders in excess of approximately 35% of the outstanding shares of Class A common stock would have been voted in the same proportion as those shares of Class A common stock voted by the holders of Protective's Class A common stock that were not party to the Voting Agreement).  The Protective shareholders party to the Voting Agreement voted their shares in favor of the Merger Agreement and the Merger at the special meeting of Protective's shareholders held on May 5, 2021, in accordance with the terms of the Voting Agreement.

During the first quarter of 2021, we incurred $3.5 million ($2.7 million, net of tax) of expenses in conjunction with the activities of the Special Committee related to the Merger with Progressive discussed above.

COVID-19 Impacts

Beginning in March 2020 and continuing through the date of this Quarterly Report on Form 10-Q, the global pandemic associated with the novel coronavirus ("COVID-19") and related economic conditions have impacted the global economy and our results of operations.  We saw improvements in net premiums earned during the third and fourth quarters of 2020 within our commercial automobile products that continued through the first quarter of 2021.  However, net premiums earned within our public transportation products were negatively impacted due to a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured.  Additionally, during the fourth quarter of 2020, given ongoing profitability challenges, we discontinued writing new public transportation business.  However, losses and loss expenses incurred during the three months ended March 31, 2021 reflected favorable impacts within all commercial automobile products as a result of declines in accident frequency due to lower traffic density.  Additionally, insurance departments throughout the country have issued bulletins and regulations urging or requiring insurers to extend grace periods for the payment of policy premiums and to refrain from canceling or non-renewing policies for the non-payment of policy premiums for policyholders adversely affected by COVID-19; however, we have not seen a material decrease or slowdown in premium collection to date. Our liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first three months of 2021.   For further discussion regarding the potential impacts of COVID-19 and related economic conditions on our results, see Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On August 31, 2017, our Board of Directors authorized the reinstatement of our share repurchase program for up to 2,464,209 shares of our Class A or Class B Common Stock. The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit us to repurchase any shares of our common stock. We have funded, and intend to continue to fund, the share repurchase program from cash on hand. The actual number and value of the shares to be purchased will depend on the performance of our stock price, market volume and other market conditions. During the three months ended March 31, 2021, we did not repurchase any shares under the share repurchase program. No share repurchases have been made since March 20, 2020.  Additionally, in connection with the Merger Agreement with Progressive discussed above, we are prohibited from repurchasing any of our Class A or Class B Common Stock under the share repurchase program.

For several years, our investment philosophy has emphasized the purchase of short-term bonds with high quality and liquidity.  Our fixed income investment portfolio continues to emphasize shorter-duration instruments.  If there was a hypothetical increase in interest rates of 100 basis points, the price of our fixed income portfolio, including cash, at March 31, 2021 would be expected to fall by approximately 2.9%.  The credit quality of our fixed income securities remains high with a weighted average rating of AA-, including cash.  The average contractual life of our fixed income and short-term investment portfolio was 6.8 years and 7.1 years at March 31, 2021 and December 31, 2020.  The average duration of our fixed income portfolio remains shorter than the average duration of our liabilities.  We also remain an active participant in the equity securities markets, using capital in excess of amounts considered necessary to fund our current operations.  The long-term horizon for our equity investments allows us to invest in positions where ultimate value, and not short-term market fluctuation, is the primary focus.  Investments made by our domestic property/casualty Insurance Subsidiaries are regulated by guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC"), which are designed to provide protection for both policyholders and shareholders.

Net cash provided by operating activities was $20.9 million during the three months ended March 31, 2021 compared to net cash used in operating activities of $1.3 million for the three months ended March 31, 2020.  The increase in operating cash flows during the three months ended March 31, 2021 compared to the same period of 2020 reflected higher premium volume, partially offset by lower net investment income.

Net cash provided by investing activities was $17.1 million for the three months ended March 31, 2021 compared to $16.5 million for the three months ended March 31, 2020.  The increase reflected higher proceeds from maturities and sales of fixed income and equity securities, partially offset by $14.4 million less in limited partnership distributions and $10.1 million higher purchases of fixed income and equity securities during the three months ended March 31, 2021 when compared to the same period in 2020.

Net cash used in financing activities for the three months ended March 31, 2021 consisted of regular cash dividend payments to shareholders of $1.4 million ($0.10 per share).  Financing activities for the three months ended  March 31, 2020 consisted of regular cash dividend payments to shareholders of $1.4 million ($0.10 per share) and $1.8 million to repurchase shares of our Class B Common Stock.

Our assets at March 31, 2021 included $87.0 million of investments included within cash and cash equivalents on the condensed consolidated balance sheet that are readily convertible to cash without market penalty and an additional $97.0 million of fixed income investments maturing in less than one year.  We believe these liquid investments, plus the expected cash flow from premium collections, are sufficient to provide for projected claim payments and operating cost demands.  In the event competitive conditions produce inadequate premium rates and we choose to further restrict volume or our premiums are further restricted due to market conditions, including related to the impact of COVID-19, we believe the liquidity of our investment portfolio would permit us to continue to pay claims as settlements are reached without requiring the disposal of investments at a loss, regardless of interest rates in effect at the time.

We maintain a revolving credit facility with a $40.0 million limit, with the option for up to an additional $35.0 million in incremental loans at the discretion of the lenders, which has an expiration date of August 9, 2022.  Interest on this revolving credit facility is referenced to the London Interbank Offered Rate and can be fixed for periods of up to one year at our option.  Outstanding drawings on this revolving credit facility were $20.0 million as of March 31, 2021.  At March 31, 2021, the effective interest rate was 1.21% and we had $20.0 million remaining under the revolving credit facility.  The current outstanding borrowings were used to repay our previous line of credit.  Our revolving credit facility has two financial covenants, each of which were met as of March 31, 2021.  These covenants require us to have a minimum U.S. generally accepted accounting principles ("GAAP") net worth and a maximum consolidated debt to equity ratio of 0.35.

Annualized net premiums written by our Insurance Subsidiaries for the first quarter of 2021 equaled approximately 130% of the combined statutory surplus of these subsidiaries. According to the NAIC, acceptable ranges for the ratio of net premiums written to statutory surplus include results of up to 300%.  This ratio is designed to measure our ability to absorb above-average losses and our financial strength. Additionally, the statutory capital of each of our Insurance Subsidiaries substantially exceeded minimum risk-based capital requirements set by the NAIC as of March 31, 2021.  As a result, we have the ability to increase our business without seeking additional capital to meet regulatory guidelines.

Consolidated shareholders' equity is composed largely of GAAP shareholders' equity of our Insurance Subsidiaries.  As such, there are statutory restrictions on the transfer of substantial portions of this equity to Protective.  At March 31, 2021, $68.6 million may be transferred by dividend or loan to Protective during the remainder of 2021 without approval by, or prior notification to, regulatory authorities.  An additional $158.1 million of shareholders' equity of our Insurance Subsidiaries could be advanced or loaned to Protective with prior notification to, and approval from, regulatory authorities, although transfers of this size would not be practical.  We believe these restrictions pose no material liquidity concerns for us.  We also believe the financial strength and stability of our Insurance Subsidiaries would permit access by Protective to short-term and long-term sources of credit when needed.  Protective had cash and marketable securities valued at $7.8 million at March 31, 2021.

Non-GAAP Measures

We believe investors’ understanding of our performance is enhanced by our disclosure of underwriting income (loss), which is a measure that is not calculated in accordance with GAAP. Underwriting income (loss) represents the pre-tax profitability or loss of our insurance operations and is derived by subtracting net realized and unrealized gains (losses) on investments and net investment income from income (loss) before federal income tax expense (benefit).  For the three months ended March 31, 2021, we also excluded corporate charges incurred in conjunction with the Board's review of the Merger Agreement, the Voting Agreement and the Merger discussed above from the calculation of underwriting income (loss).  We believe the exclusion of these corporate charges more accurately reflects our operational results.  We use underwriting income (loss) as an internal performance measure in the management of our operations because we believe it gives us and users of our financial information useful insight into our results of operations, our underlying business performance and our ongoing operating trends. Underwriting income (loss) should not be viewed as a substitute for income (loss) before federal income tax expense (benefit) calculated in accordance with GAAP, and other companies may define underwriting income (loss) differently.

The ratio of consolidated other operating expenses, less commissions and other income, to net premiums earned, or our expense ratio, and the ratio of losses and loss expenses incurred, plus other operating expenses, less commissions and other income, to net premiums earned, or our combined ratio, are measures of our profitability that we believe increase the period-to-period comparability of our operational results.  For the three months ended March 31, 2021, we also excluded the corporate charges discussed above from other operating expenses when calculating our expense ratio and our combined ratio, as these ratios are intended to depict our underlying business performance and ongoing operating trends.  We also believe the exclusion of these charges improves the comparability of our expense and combined ratios with our ratios in prior years.  Our management uses these ratios to evaluate performance, allocate resources and forecast future operating periods.  While expense ratios and combined ratios are widely used within our industry, our use of such ratios may not be directly comparable to similarly titled measures reported by other companies.

	Three Months Ended
	March 31
(dollars in thousands)	2021	2020
Income (loss) before federal income tax expense (benefit)	$16,353	$(25,139)
Less: Net realized and unrealized gains (losses) on investments	10,509	(27,756)
Less: Net investment income	5,306	7,236
Less: Corporate charges included in other operating expenses [1]	(3,474)	-
Underwriting income (loss)	$4,012	$(4,619)

Other operating expenses	41,855	34,110
Less: Corporate charges [1]	3,474	-
Other operating expenses, excluding corporate charges	38,381	34,110

Ratios
Losses and loss expenses incurred	$82,318	$81,831
Net premiums earned	122,853	109,659
Loss ratio	67.0%	74.6%

Other operating expenses	$41,855	$34,110
Less: Commissions and other income	1,858	1,663
Other operating expenses, less commissions and other income	39,997	32,447
Net premiums earned	122,853	109,659
Expense ratio	32.6%	29.6%

Impact of corporate charges	(2.9)%	-
Expense ratio, excluding corporate charges	29.7%	29.6%

Combined ratio	99.6%	104.2%
Combined ratio, excluding corporate charges	96.7%	104.2%

1 Represents the corporate charges incurred in conjunction with the activities of the Special Committee related to the Merger with Progressive discussed above.

Results of Operations

Comparison of First Quarter 2021 to First Quarter 2020 (in thousands)

	2021	2020	Change	% Change
Gross premiums written	$145,056	$134,006	$11,050	8.2%
Ceded premiums written	(26,229)	(24,772)	(1,457)	5.9%
Net premiums written	$118,827	$109,234	$9,593	8.8%

Net premiums earned	$122,853	$109,659	$13,194	12.0%
Net investment income	5,306	7,236	(1,930)	(26.7)%
Commissions and other income	1,858	1,663	195	11.7%
Net realized and unrealized gains (losses) on investments	10,509	(27,756)	38,265	(137.9)%
Total revenue	140,526	90,802
Losses and loss expenses incurred	82,318	81,831	487	0.6%
Other operating expenses	41,855	34,110	7,745	22.7%
Total expenses	124,173	115,941
Income (loss) before federal income tax expense (benefit)	16,353	(25,139)	41,492
Federal income tax expense (benefit)	3,415	(2,983)	6,398
Net income (loss)	$12,938	$(22,156)	$35,094

Gross premiums written during the first quarter of 2021 increased $11.1 million (8.2%), while net premiums earned increased $13.2 million (12.0%), as compared to the first quarter of 2020.  The higher net premiums earned in the first quarter of 2021 were primarily the result of increased premiums related to rate increases, growth in existing business lines and new business policies sold primarily in our commercial automobile line of business.  This increase was partially offset by declines in premiums within our public transportation commercial automobile products as a result of a reduction in miles driven, which is the basis for premiums we receive, as well as an overall reduction in public transportation units insured, both due to the impact of COVID-19.  Additionally, during the fourth quarter of 2020, given ongoing profitability challenges, we discontinued writing new public transportation business.  The difference in the percentage change for premiums written compared to earned was reflective of the normal differences in the financial statement recognition of earned premiums compared to written, as well as differences in reinsurance ceding rates on the mix of business in-force.

Premiums ceded to reinsurers on our insurance business averaged 18.1% of gross premiums written for the first quarter of 2021 compared to 18.5% in the first quarter of 2020.  The decrease in the percentage of premiums ceded was the result of higher growth in certain products that are not reinsured and an increase in the percentage of premium earning in under the 2020 reinsurance treaty year which had lower ceding participation than the previous treaty.

Losses and loss expenses incurred during the first quarter of 2021 increased $0.5 million (0.6%) compared to the first quarter of 2020, resulting in a loss ratio of 67.0% during the first quarter of 2021 compared to a loss ratio of 74.6% during the first quarter of 2020.  The loss ratio is calculated as the percentage of losses and loss expenses incurred to net premiums earned.  The lower loss ratio in the first quarter of 2021 reflected results of our underwriting actions, including non-renewal of unprofitable business as well as rate increases in commercial automobile.  Additionally, losses and loss expenses incurred reflected favorable impacts from COVID-19 within several of our commercial automobile products as a result of declines in accident frequency due to lower traffic density.

Net investment income for the first quarter of 2021 decreased 26.7% to $5.3 million compared to $7.2 million for the first quarter of 2020.  The decrease reflected lower interest rates earned on cash and cash equivalent balances and lower interest rates on reinvestment in the first quarter of 2021, partially offset by an increase in average funds invested resulting from positive cash flows from operations compared to the first quarter of 2020.

Net realized and unrealized gains on investments of $10.5 million during the first quarter of 2021 were primarily driven by $7.8 million in unrealized gains on equity securities during the period and $2.3 million in realized gains on sales of securities as a result of continued improvement in the global financial markets.  Additionally, we saw a $0.4 million increase in the value of our limited partnership investments in the first quarter of 2021.  These gains were partially offset by impairments on our fixed income securities of $0.1 million recognized during the period.  Comparative first quarter 2020 net realized and unrealized losses on investments of $27.8 million were primarily driven by $22.3 million in unrealized losses on equity securities, which were largely attributable to disruptions in the financial markets related to COVID-19, $4.8 million in net realized losses on sales of securities, excluding impairment losses, and a $0.7 million decrease in the value of our limited partnership investments.  Realized investment gains and losses result from decisions regarding overall portfolio realignment as well as the sale of individual securities, including the change in the aggregate value of limited partnerships and, as such, should not be expected to be consistent from period to period.

Other operating expenses for the first quarter of 2021 increased $7.7 million, or 22.7%, to $41.9 million compared to $34.1 million for the first quarter of 2020.  The increase was driven primarily by $3.5 million of corporate charges incurred during the first quarter of 2021 for third party advisors to the Special Committee in connection with the Merger with Progressive, as discussed above, and higher variable costs related to the premiums earned during the first quarter of 2021.  The expense ratio was 32.6% during the first quarter of 2021, or 29.7% excluding the corporate charges discussed above, compared to 29.6% for the first quarter of 2020.

Federal income tax expense was $3.4 million for the first quarter of 2021 compared to a $3.0 million federal income tax benefit for the first quarter of 2020.  The effective tax rate on consolidated income for the first quarter of 2021 was 20.9% compared to 11.9% on consolidated loss for the first quarter of 2020.  The difference in the effective federal income tax rate from the normal statutory rate was primarily related to the effects of tax-exempt investment income and the dividends received deduction.  The effective tax rate for the first quarter of 2020 was impacted by the recording of a valuation allowance of $4.9 million on our deferred tax assets, of which $2.3 million was recorded in the condensed consolidated statement of operations and the balance was recorded in shareholders' equity within accumulated other comprehensive income (loss) in the prior period.  We did not record a valuation allowance on our deferred tax assets in the first quarter of 2021.  The effective tax rate can fluctuate throughout the year because estimates used in the quarterly tax provision are updated as more information becomes available throughout the year.

As a result of the factors mentioned above, net income increased $35.1 million to $12.9 million during the first quarter of 2021 compared to net loss of $22.2 million during the first quarter of 2020.

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

Commercial automobile products covered by our reinsurance treaties from July 3, 2013 through July 2, 2019 are subject to an unlimited aggregate stop-loss provision.  Currently, each of these treaty years is reserved at or above the attachment level of these treaties.  For every $100 of additional loss, we are responsible only for our $25 retention.  Commercial automobile products covered by our reinsurance treaty from July 3, 2019 through July 2, 2020 are also subject to an unlimited aggregate stop-loss provision.  Once the aggregate stop-loss level is reached, for every $100 of additional loss, we are responsible for our $65 retention.  This increase in our retention compared to recent years reflects the combination of (1) a decreased need for stop-loss reinsurance protection resulting from a decrease in our commercial automobile subject limits profile, (2) a higher cost for this coverage and (3) our confidence in profitability improvements given the limit reductions and rate increases on our commercial automobile products.  In 2020, due to continued rate achievement in our commercial automobile products, improvements in our mix of business and reductions to our average policy loss limits, we decided to non-renew the annual aggregate deductible treaty for policies written on and after July 3, 2020.

Forward-Looking Information

The disclosures in this Quarterly Report on Form 10-Q contain "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Quarterly Report on Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "may," "target," "anticipate," "believe," "plan," "estimate," "expect," "intend," "project," and other similar expressions, constitute forward-looking statements.

Investors are cautioned that such forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements, many of which are difficult to predict and generally beyond our control.  Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.  Investors are also urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the factors that affect our business, including "Risk Factors" set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Except to the extent otherwise required by federal securities laws, we do not undertake any obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof.

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

●	the risks related to our proposed Merger with Progressive, and Merger Sub described above, including:

•
our inability to complete the proposed Merger due to the failure to satisfy any of the conditions to completion of the proposed Merger, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger;

•          uncertainty as to the timing of completion of the proposed Merger;
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•	risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger;
•	the effect of the announcement of the proposed Merger on our relationships with our clients, operating results and business generally; and
•
the outcome of the pending legal proceedings initiated against us and the members of our Board of Directors related to the proposed Merger and the outcome of any other legal proceedings initiated against us, Progressive or others related to the proposed Merger;

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

Some of the significant risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described more fully in Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q and in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2020.  You should read that information in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

A summary of our significant accounting policies that we consider to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2020.  As of March 31, 2021, our critical accounting policies and estimates have not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Concentrations of Credit Risk

Our Insurance Subsidiaries cede portions of their gross premiums to numerous reinsurers under quota share and excess of loss treaties, as well as facultative placements.  These reinsurers assume commensurate portions of the risk of loss covered by the contracts.  As losses are reported and reserved, portions of the gross losses attributable to reinsurers are established as receivable assets and losses incurred are reduced.  At March 31, 2021, amounts due from reinsurers on unpaid losses were estimated to total approximately $421 million.  Because of the large policy limits reinsured by us, the ultimate amount of incurred but not reported losses and loss adjustment expenses attributable to reinsurers could vary significantly from this estimate; provided, however, absent the inability to collect from reinsurers, such variance would not result in changes in net claim losses incurred by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as set forth below, there have been no material changes in the Company's exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

The table below summarizes our interest rate risk by illustrating the sensitivity of the fair value of our fixed income investments as of March 31, 2021 to selected hypothetical changes in interest rates (dollars in thousands).

	Fair Value	Estimated Change in Fair Value
200 basis point increase	$860,539	$(54,410)
100 basis point increase	887,744	(27,205)
Current fair value	914,949	–
100 basis point decrease	942,154	27,205
200 basis point decrease	969,359	54,410

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of March 31, 2021 under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the "Exchange Act." Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the disclosure controls and procedures were effective in ensuring that information required to be disclosed in reports that the Company files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The Company noted no change in its internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 - Litigation, Commitments and Contingencies of Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and is incorporated by reference into this Part II, Item 1.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Quarterly Report on Form 10-Q and before deciding to invest in, or retain, shares of the Company's common stock, you should carefully review and consider the information contained in the Company's other reports and periodic filings that it makes with the Securities and Exchange Commission, including, without limitation, the information contained under the caption Part I, Item 1A, "Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2020. Those risk factors could materially affect the Company's business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 other than described below.

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

Consummation of the Merger remains subject to various conditions, including (i) the receipt of required regulatory approvals, including from the Indiana Department of Insurance; (ii) the absence of any law, injunction or order preventing or prohibiting the consummation of the Merger; (iii) the accuracy of representations and warranties subject to applicable materiality standards; (iv) compliance with all covenants under the Merger Agreement and (v) the absence of a material adverse effect. There can be no assurance that these conditions to the consummation of the Merger will be satisfied or waived or that other events or circumstances will not intervene to delay or result in the termination of the Merger. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by November 14, 2021. If the Merger is not consummated, the price of our common stock may change to the extent that the current market price of our common stock may reflect an assumption that the Merger will be consummated.

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

•
customers, suppliers or other parties with whom we maintain business relationships may experience uncertainty about our future and seek alternative relationships with third parties or seek to alter their business relationships with us; and

•
the pending legal proceedings instituted against us and the members of our Board of Directors related to the Merger, and any other legal proceedings instituted against us, our directors and/or our officers with respect to the proposed Merger, will require us to devote [substantial] resources and executive time to defend.

In addition, we have incurred, and will continue to incur, significant costs, fees and expenses for professional services and other costs related to the Merger Agreement and the Merger, and many of these costs, fees and expenses are payable by us regardless of whether or not the Merger is consummated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock for the periods indicated:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program (2)	Remaining Shares Available to be Purchased Under the Program (2)
January 1 - January 31	-	$-	-	1,375,729
February 1 - February 28	-	-	-	1,375,729
March 1 - March 31	4,075	22.90	-	1,375,729
Total	4,075		-

(1)
Amounts represent shares withheld by the Company in connection with employee payroll tax withholding upon the vesting of stock awards. Stock amounts in the condensed consolidated statements of shareholders’ equity are shown net of these shares withheld.

(2)
On August 31, 2017, our Board of Directors authorized the reinstatement of the Company’s share repurchase program for up to 2,464,209 shares of its Class A or Class B Common Stock.  The repurchases may be made in the open market or through privately negotiated transactions, from time-to-time, and in accordance with applicable laws, rules and regulations.  The share repurchase program may be amended, suspended or discontinued at any time and does not commit the Company to repurchase any shares of its Common Stock. The Company has funded, and intends to continue to fund, the share repurchase program from cash on hand.  No share repurchases have been made by the Company under the program since March 20, 2020.  Additionally, in connection with the Merger Agreement with Progressive, the Company is prohibited from repurchasing any of its Class A or Class B Common Stock under the repurchase program.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 14, 2021, by and among Protective Insurance Corporation, The Progressive Corporation and Carnation Merger Sub Inc., incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 16, 2021.

3.1	Amended and Restated Articles of Incorporation of Protective Insurance Corporation, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2018.

3.2	Code of By-Laws of Protective Insurance Corporation, as amended through January 3, 2021, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 4, 2021.

10.1
Voting and Support Agreement, dated as of February 14, 2021, by and among Protective Insurance Corporation, The Progressive Corporation and the Company's shareholders listed therein, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 16, 2021.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Protective Insurance Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (1) the Condensed Consolidated Balance Sheets, (2) the Condensed Consolidated Statements of Operations, (3) the Condensed Consolidated Statements of Comprehensive Income (Loss), (4) the Condensed Consolidated Statements of Shareholders' Equity, (5) the Condensed Consolidated Statements of Cash Flows, and (6) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROTECTIVE INSURANCE CORPORATION

Date May 6, 2021

By:	/s/ Jeremy D. Edgecliffe-Johnson
Jeremy D. Edgecliffe-Johnson
Chief Executive Officer

Date May 6, 2021

By:	/s/ John R. Barnett
John R. Barnett
Chief Financial Officer